Form 10-Q
period 1998-06-30
COVAD COMMUNICATIONS GROUP INC
filed 1998-09-28
CIK 1043769

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                       Commission file number:  333-51097



                        COVAD COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)





            DELAWARE                                      77-0461529
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification Number)




2330 CENTRAL EXPRESSWAY
SANTA CLARA, CALIFORNIA                                     95050
(Address of principal executive
 offices)                                                (Zip Code)

                                (408) 844-7500
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     ----

     As of September 1, 1998, 11,568,142 shares of the Registrants Common Stock, $0.001 par value, were issued and outstanding.


================================================================================

                       COVAD COMMUNICATIONS GROUP, INC.
                                     INDEX

                                                                                                             Page No.
                                                                                                             --------

PART I.   FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998..............................    3
          Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1998....    4
          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1998..............    5
          Notes to Consolidated Financial Statements.........................................................    6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............   11

PART II.  OTHER INFORMATION
  Item 1. Legal Proceedings..................................................................................   16
  Item 2. Changes in Securities..............................................................................   16
  Item 3. Defaults Upon Senior Securities....................................................................   16
  Item 4. Submission of Matters to a Vote of Securities Holders..............................................   17
  Item 5. Other Information..................................................................................   17
  Item 6. Exhibits and Reports on Form 8-K...................................................................   17

SIGNATURES...................................................................................................   18

INDEX TO EXHIBITS............................................................................................   19

FINANCIAL DATA SCHEDULE......................................................................................   20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        COVAD COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                DECEMBER 31,    JUNE 30,
                                                                                   1997          1998
                                                                                (RESTATED1)   (UNAUDITED)
                                                                                 -------        --------
                                 ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.....................................................  $ 4,378        $121,885
 Accounts receivable, net......................................................       25             568
 Unbilled revenue..............................................................        4             279
 Inventories...................................................................       43             208
 Prepaid expenses..............................................................       52             327
 Other current assets..........................................................      317              21
                                                                                 -------        --------
   TOTAL CURRENT ASSETS........................................................    4,819         123,288
PROPERTY AND EQUIPMENT:
 Networks and communication equipment..........................................    2,185          13,005
 Computer equipment............................................................      600           2,111
 Furniture and fixtures........................................................      185             205
 Leasehold improvements........................................................      114             164
                                                                                 -------        --------
                                                                                   3,084          15,485
 Less accumulated depreciation and amortization................................      (70)           (680)
                                                                                 -------        --------
   NET PROPERTY AND EQUIPMENT..................................................    3,014          14,805
OTHER ASSETS:
 Restricted cash...............................................................      210             210
 Deposits......................................................................       31              44
 Deferred debt issuance costs (net)............................................       --           8,194
                                                                                 -------        --------
   TOTAL OTHER ASSETS..........................................................      241           8,448
                                                                                 -------        --------
   TOTAL ASSETS................................................................  $ 8,074        $146,541
                                                                                 =======        ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable..............................................................  $   651        $  3,982
 Unearned revenue..............................................................        7             113
 Accrued network costs.........................................................       58             557
 Other accrued liabilities.....................................................       77             662
 Current portion of capital lease obligations..................................      229             245
                                                                                 -------        --------
   TOTAL CURRENT LIABILITIES...................................................    1,022           5,559
Long-term debt (net of discount)...............................................       --         132,467
Long-term capital lease obligations............................................      554             450
                                                                                 -------        --------
   TOTAL LIABILITIES...........................................................    1,576         138,476
STOCKHOLDERS' EQUITY:
 Convertible preferred stock (.001 par value):
   Authorized shares  30,000,000
   Issued and outstanding shares  17,750,001 and 18,246,162, respectively......       18              18
 Common stock (.001 par value):
   Authorized shares  65,000,000
   Issued and outstanding shares  11,361,204 and 11,479,767, respectively......       11              11
 Additional paid-in capital....................................................    9,692          26,036
 Deferred compensation.........................................................     (611)         (3,684)
 Retained earnings (deficit)...................................................   (2,612)        (14,316)
                                                                                 -------        --------

TOTAL STOCKHOLDERS' EQUITY.....................................................    6,498           8,065
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................  $ 8,074        $146,541
                                                                                 =======        ========

----------------------------
1 See Note 4.

   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                       (UNAUDITED)                    (UNAUDITED)
                                                                  ------------------------       -------------------
                                                                   1997             1998          1997        1998
                                                                  ------           -------       ------     --------
Revenues..............................................            $  --             $  809       $   --     $    995
Operating expenses:
 Network and product costs............................                --               758           --          961
 Sales, marketing, general and administrative.........               233             4,606          257        6,550
 Amortization of deferred compensation................                --               631           --          858
 Depreciation and amortization........................                --               446           --          610
                                                                  ------           -------       ------     --------
 Total operating expenses.............................               233             6,441          257        8,979
                                                                  ------           -------       ------     --------
Income (loss) from operations.........................              (233)           (5,632)        (257)      (7,984)
Interest income (expense):
 Interest income......................................                --             1,712           --        2,147
 Interest expense.....................................                --            (5,003)          --       (5,867)
                                                                  ------           -------       ------     --------
 Net interest.........................................                --            (3,291)          --       (3,720)
                                                                  ------           -------       ------     --------
Net income (loss).....................................            $ (233)          $(8,923)      $ (257)    $(11,704)
                                                                  ======           =======       ======     ========
Basic and diluted net income (loss) per common share..            $(0.08)          $ (1.66)      $(0.09)    $  (2.31)
Weighted average shares used in computing
 net loss per share...................................         3,007,329         5,367,181    2,762,267    5,056,334


   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000'S)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                 (UNAUDITED)
                                                                             --------------------
                                                                              1997         1998
                                                                              ----       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           $327          $(877)


INVESTING ACTIVITIES:
Purchase of restricted investment...................................            --             --
Deposits............................................................            --            (13)
Purchase of property and equipment..................................          (199)       (12,367)
                                                                              ----        -------
Net cash used in investing activities...............................          (199)       (12,380)


FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt and warrants...........            --        129,622
Principal payments under capital lease obligations..................            --           (122)
Proceeds from common stock issuance, net of repurchase..............            45             64
Proceeds from preferred stock issuance..............................           250          1,200
                                                                              ----       --------
Net cash provided by financing activities...........................           295        130,764
                                                                              ----       --------
Net increase in cash and cash equivalents...........................           423        117,507
Cash and cash equivalents at beginning of period....................            --          4,378
                                                                              ----       --------
Cash and cash equivalents at end of year............................          $423       $121,885
                                                                              ====       ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest.............................          $ --       $     48
                                                                              ====       ========
Supplemental schedule of non-cash investing and
 financing activities:
 Equipment purchased through capital leases.........................          $ --       $     34
                                                                              ====       ========
Warrants issued for equity commitment...............................          $ --       $  2,928
                                                                              ====       ========

The accompanying notes are an integral part of these financial statements.

                       COVAD COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                 JUNE 30, 1998

1.  BASIS OF PRESENTATION



     The consolidated financial statements of the Company include the accounts of all of its wholly-owned subsidiaries. There were no intercompany accounts and transactions which required elimination.

     The financial statements at June 30, 1998 and three and six months ended June 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of results that may be expected for any future periods.

     The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual financial statements included on Form S-1 filed with the Securities and Exchange Commission ("SEC").


2.  DEBT

     On March 11, 1998, the Company completed a private placement (the "1998 Private Offering") through the issuance of 260,000 units (the "Units"), each unit consisting of $1,000 in principal amount at maturity of 13 1/2% Senior Discount Notes due 2008 (the "Notes") and one warrant, initially exercisable to purchase 19.4376 shares of common stock, $0.001 par value, of the Company (the "Unit Warrants"). Net proceeds from the 1998 Private Offering were approximately $129.6 million, after transaction costs of approximately $5.5 million.

     The principal amount of the Notes will accrete from the date of issuance at the rate of 13 1/2% per annum through March 15, 2003, compounded semi-annually, and thereafter bear interest at the rate of 13 1/2% per annum, payable semi-annually, in arrears on March 15 and September 15 of each year, commencing on September 15, 2003. The Notes are unsecured senior obligations of the Company that will mature on March 15, 2008. The Notes will be redeemable at the option of the Company at any time after March 15, 2003 plus accrued and unpaid interest thereon, if any, to the redemption date.

     The Notes were originally recorded at approximately $126.9 million, which represents the $135.1 million in gross proceeds less the approximate $8.2 million value assigned to the Unit Warrants, which is included in additional paid-in capital. The value assigned to the Unit Warrants, representing debt discount, is being accreted over the life of the Notes. Additional debt issuance costs were incurred through the issuance of warrants associated with the commitment of equity by certain investors. The debt issuance costs are also being amortized over the life of the Notes. For the six-month period ending June 30, 1998, the accretion of the Notes, debt discount and amortization of debt issuance costs was $5.8 million and is included in interest expense in the accompanying consolidated financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)



3.  STOCKHOLDERS' EQUITY

  Stock Split:
          The consolidated financial statements applicable to the prior periods have been restated to reflect a two-for-one stock split and a three-for-two stock split effective in May 1998 and August 1998, respectively, for common stock ("Common Stock") and preferred stock ("Preferred Stock"). The company has amended the authorized shares of Common Stock to 65,000,000 and Preferred Stock to 30,000,000, of which 750,000 are designated Series A Preferred, 17,100,003 are designated Series B Preferred, 11,149,287 are designated Series C Preferred, and 1,000,710 are undesignated.

  Common Stock:
     The number of shares of Common Stock authorized for issuance by the Company is 65,000,000 shares with a par value of $.001 per share. Shares of Common Stock outstanding at December 31, 1997 and June 30, 1998 were 11,361,204 and 11,479,767 shares, respectively, of which 7,033,107 and 5,900,250 shares, respectively, remain subject to repurchase provisions which generally lapse over a four year period from the date of issuance.

  Convertible Preferred Stock:
               Convertible preferred stock consists of the following:



                                                                                DECEMBER 31,            JUNE 30,
                                                                                    1997                 1998
                                                                                ------------           ----------
Authorized shares  30,000,000
Series A preferred stock (.001 par value);
Authorized shares  750,000
   Issued and outstanding shares  750,000 at December 31, 1997
    and June 30, 1998..........................................                      $ 1                      $ 1
Series B preferred stock (.001 par value);
Authorized shares  17,100,003
   Issued and outstanding shares  17,000,001 at December 31,
    1997 and 17,100,003 at June 30, 1998.......................                      $17                      $17
Series C preferred stock (.001 par value);
Authorized shares  11,149,287
Issued and outstanding shares  None at December 31, 1997 and
 396,159 at June 30, 1998......................................                       --                       --
                                                                               ---------               ----------
                                                                                     $18                      $18
                                                                               =========               ==========

  Equity Commitment
     On February 20, 1998, the Company entered into a Series C Preferred Stock and Warrant Subscription Agreement (the "Subscription Agreement") with certain of its investors (the "Series C Investors") pursuant to which the Series C Investors have unconditionally agreed to purchase an aggregate of 5,764,143 shares of Series C Preferred Stock and warrants to purchase an aggregate of 4,729,500 shares of Series C Preferred Stock (the "Series C Warrants") for an aggregate purchase price of $16.0 million at a date to be determined by the Company but no later than March 11, 1999. The Company either has agreed to call the Equity Commitment or to complete an alternate equity financing of at least $16.0 million by March 11, 1999. In consideration of this commitment, the Company has issued to the Series C Investors warrants to purchase an aggregate of 1,694,148 shares of the Company's Common Stock at a purchase price of $0.0033 per share (the "Common Warrants").

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)



     On April 24, 1998, the Subscription Agreement was amended pursuant to an Assignment and Assumption Agreement between the Company, the Series C Investors, and a director of the Company whereby the Series C Investors assigned to the director of the Company their obligation to purchase 36,015 shares of Series C Preferred Stock and 29,559 Series C Warrants for an aggregate purchase price of $100,000. On the same date, the director purchased 36,015 shares of Series C Preferred Stock. As a result of this amendment, the aggregate obligation of the Series C Investors to purchase Series C Preferred Stock and Series C Warrants was reduced from 5,764,143 shares to 5,728,128 shares, and from 4,729,500 shares to 4,699,941 shares, respectively, for an aggregate purchase price of $15.9 million, reduced from $16.0 million.

     The Series C Warrants issuable in connection with the closing of the Equity Commitment will have five-year terms, have an exercise price of $2.7767 per share of Series C Preferred Stock (subject to adjustment in certain events), are immediately exercisable and contain a net exercise provision. The Common Warrants issued upon the signing of the Subscription Agreement have five-year terms (but must be exercised prior to the closing of an initial public offering of equity securities by the Company), have exercise prices of $0.0033 per share, are immediately exercisable and contain net exercise provisions.

  The Stock Purchase
     On March 11, 1998, an investor in the Company purchased 360,144 shares of Series C Preferred Stock and Series C Warrants to purchase an aggregate of 295,500 shares of Series C Preferred Stock for an aggregate purchase price of $1,000,000; provided, that the Company does not have any obligation to issue such Series C Warrants to this investor until such time as the Equity Commitment is called. In connection with its agreement to purchase such Series C Preferred Stock and Series C Warrants, the Company issued to this investor Common Warrants to purchase an aggregate of 105,852 shares of Common Stock at a purchase price of $0.0033 per share.

  Preferred Stock Attributes
     The holders of Series A, Series B and Series C are entitled to receive in any fiscal year, dividends at the rate of $0.167 per share, $0.04 per share and $0.2233 per share, respectively, payable in preference and priority to any payment of dividends on Common Stock. The rights to such dividends are cumulative and accrue to the holders to the extent they are not declared or paid and are payable only in the event of a liquidation, dissolution or winding up of the Company, or other liquidity event (as defined in the Certificate of Incorporation). The cumulative dividends at December 31, 1997 for Series A and Series B were $6,250 and $312,000, respectively, none of which has been declared or paid.

     Subject to certain adjustments as set forth in the Certificate of Incorporation, each share of Series A, Series B and Series C is convertible into one share of Common Stock. Each share of Series A, Series B and Series C is entitled to the number of votes equal to the number of shares of Common Stock in which such shares of Series A, Series B and Series C respectively, could be converted.

     In the event of any liquidation or dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series A, Series B and Series C are entitled to receive, in addition to the cumulated and unpaid dividends, $0.3333, $0.50 and $2.7767 per share, respectively (the "Initial Preference"), until with respect to Series A and Series B only, a "Liquidation Preference Threshold" is met based on a formula as set forth in the Certificate of Incorporation. After payment of these preferences, any remaining amounts are distributed to the holders of Series A, Series B, Series C and Common Stock on a pro rata basis based on the number of shares of Common Stock held by each holder on an as-converted basis. If the "Liquidation Preference Threshold" is met, the Initial Preference is eliminated with respect to Series A and Series B only.

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)

4.  STOCK OPTIONS

     In 1997, the Company adopted the Covad Communications Group, Inc. 1997 Stock Plan (the "Plan"). The Plan provides for the grant of stock purchase rights and options to purchase shares of Common Stock to employees and consultants from time to time as determined by the Board of Directors. The options expire from two to eight years after the date of grant. As of June 30, 1998 the Plan has reserved 8,270,250 shares of the Company's Common Stock for sale and issuance under the Plan at prices to be determined by the Board of Directors.

     The following table summarizes stock option activity for the six month period ending June 30, 1998:

                                                                NUMBER OF
                                                                SHARES OF        OPTION PRICE
                                                              COMMON STOCK        PER SHARE
                                                               --------          -------------
Balance as of December 31, 1997....................           3,804,750          $0.033-$0.05
Granted............................................           3,405,150          $0.10 -$0.667
Exercised..........................................             (22,563)         $0.033-$0.05
Forfeited..........................................            (145,237)         $0.05 -$0.667
                                                               --------          -------------
Balance as of June 30, 1998........................           7,042,100          $0.033-$0.667
                                                              =========          =============

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options and the disclosure only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("SFAS 123"). Under APB 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant. As a result of the Company's reassessment during 1998 of the fair values per share of its common stock, the Company has restated its financial statements for the year ended December 31, 1997 to record deferred compensation of $906,000 as a result of granting stock options and issuing restricted stock with exercise or issue prices per share below the revised fair value per share of the Company's common stock at the date of grant or issuance. This amount was recorded as reduction of stockholders' equity and is being amortized as a charge to operations over the vesting period of the applicable options. Such amortization was $295,000 for the year ended December 31, 1997. During the six months ended June 30, 1998, the Company recorded additional deferred compensation of approximately $3.9 million. Amortization of deferred compensation during this same period was $858,000.


5.  LEGAL PROCEEDINGS

     On March 11, 1998, the Company initiated an arbitration proceeding against Pacific Bell before the American Arbitration Association seeking damages and equitable relief from Pacific Bell regarding its collocation practices that have led to the denial of physical collocation space for the installation of the Company's equipment in multiple central offices in California. On May 8, 1998, the Company filed a complaint in Federal Court against Pacific Bell seeking damages and equitable relief from Pacific Bell regarding its collocation practices, failures to timely and properly deliver transmission and local loop facilities, position on local shop spectral interference issues, as well as other practices. This lawsuit is pending in federal court. However, Pacific Bell has, during the course of this litigation, found physical collocation space in numerous central offices for which it had previously denied the Company such space.

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)



     The Company also litigated U.S. West collocation practices before the American Arbitration Association in Seattle, Washington. In addition, on August 28, 1998, U.S. West filed a lawsuit and sought a preliminary injunction against the Company and one of its employees in Federal Court in connection with the departure of such employee from U.S. West to the Company and the potential improper disclosure of U.S. West's alleged trade secrets to the Company.

6.  YEAR 2000 COMPLIANT

     The Company is engaged in the development of information systems to manage various aspects of the Company's operations. Management believes these information systems are in compliance with year 2000 requirements, although there can be no assurance in this regard.

7.  SUBSEQUENT EVENT

  Filing of Registration Statement
On September 21, 1998, the Company filed Form S-1 with the Securities Exchange Commission in accordance with the Securities Act of 1933. The Company intends to sell securities to the public at some point in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed herein and in the Company's Registration Statement on Form S-1. The Company disclaims any obligation to update information contained in any forward-looking statement. See "-Forward Looking Statements"



OVERVIEW

     Covad Communications Group, Inc. is a leading packet-based competitive local exchange carrier ("CLEC") that provides dedicated high-speed digital communication services using digital subscriber line ("DSL") technology to enterprise customers and Internet service providers ("ISPs"). The Company introduced its services in the San Francisco Bay Area in December 1997. The Company launched its services in the Los Angeles, New York and Boston metropolitan areas in August 1998 and expects to introduce its services in the Seattle and Washington, D.C. metropolitan areas in the first quarter of 1999. In March 1998, the Company raised approximately $135 million through the issuance of its 13 1/2% Senior Discount Notes due 2008 (the "Senior Discount Notes") to fund the deployment of its networks in these initial six regions. During 1998, the Company expanded its network in the San Francisco Bay Area and increased its sales and marketing efforts in that region which resulted in higher revenue in each successive month in 1998. In connection with the Company's expansion within existing regions and into new regions, it expects to significantly increase its capital expenditures, as well as its sales and marketing expenditures, to deploy its networks and support additional subscribers in those regions. Accordingly, the Company expects to incur substantial and increasing net losses for at least the next several years.

     The Company derives revenue from (i) monthly recurring service charges for connections from the end-user to the Company's facilities and for backhaul services from the Company's facilities to the enterprise or ISP customer, (ii) service activation, installation and other non-recurring charges and (iii) the sale of customer premise equipment ("CPE") which the Company provides to its customers due to the general unavailability of CPE through retail channels. The Company expects prices for the major components of both recurring and non-recurring charges to decrease each year. The Company believes its revenues from the sale of CPE will decline over time as CPE becomes more generally available. The Company expects that the prices it charges to customers for CPE will decrease each year.

     The Company's network and product costs include costs of recurring and nonrecurring circuit fees charged to the Company by incumbent local exchange companies ("ILECs") and other CLECs, including installation, activation, monthly line costs, maintenance and repair of circuits between and among the Company's digital subscriber line access multiplexers ("DSLAMs") and its regional data centers ("RDCs"), customer backhaul, and subscriber lines. Other costs the Company incurs include those for materials used by the Company in installation and the servicing of customers and end-users, and the cost of CPE. As the Company's end-user base grows, the largest element of network and product cost is expected to be the ILECs' charges for the Company's leased copper lines.

RESULTS OF OPERATIONS

     The Company's operations from inception in October 1996 to December 1997 were limited principally to the development of the technology and activities related to the commencement of its business operations. As a result, the Company's revenues and expenditures prior to such period are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. In particular, the Company's expenditure levels during the year ended December 31, 1997 do not reflect the issuance of the Senior Discount Notes in March 1998 and the related interest and amortization charges, which the Company expects will be approximately $16.0 million during the year ending December 31, 1998 and will increase annually thereafter up to $36.9 million for the year ending December 31, 2004 and to remain at that level through the maturity of of the Senior Discount Notes in March 2008. The Company did not have any revenue until the fourth quarter of 1997. As a result, any comparison of the three and six month period ended June 30, 1998 with the three and six month period ended June 30, 1997 is not meaningful.

  Revenues

     Revenues were not generated until the fourth quarter of 1997. For the three and six month periods ending June 30, 1998, revenues were $809,000 and $995,000, respectively. During the six months ending June 30, 1998, revenues increased each month as a result of the Company expanding its network in the San Francisco Bay Area and the Company increasing its sales and marketing efforts in that region. The Company expects revenues to increase in future periods as the Company expands its network within its existing regions, deploys networks in new regions and increases its sales and marketing efforts in all of its target regions.

  Network and Product Costs

     Total network and product costs were approximately $758,000 and $961,000 for the three and six months ended June 30, 1998, respectively. This increase is attributable to the expansion of the Company's network and increased orders
resulting from the Company's sales and marketing efforts.   The Company expects
aggregate line costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

  Sales, Marketing, General and Administrative Expenses

     Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of the Company's business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of its management team, and sales commissions. These expenses increased from $233,000 and $257,000 for the three and six months ended June 30, 1997, respectively, to $4.6 million and $6.6 million for the three and six months ended June 30, 1998, respectively. This increase is attributable to increased headcount in all areas as the Company expanded its sales and marketing efforts, expanded the deployment of its network and built operational infrastructure. Sales, marketing, general and administrative expenses are expected to significantly increase as the Company continues to expand its business.

  Deferred Compensation

     Through June 30, 1998, the Company had recorded a total of $4.8 million of deferred compensation, with an unamortized balance of $3.7 million on its balance sheet as of June 30, 1998. This deferred compensation arose as a result of the granting of stock options to employees with exercise prices per share subsequently determined to be below the fair values per share for accounting purposes of the Company's Common Stock at the dates of grant. The deferred compensation is being amortized over the vesting period of the applicable options, and resulted in a charge to operations of $631,000 and $858,000 during the three and six months ended June 30, 1998, respectively. As a result of additional stock option grants through July 1998, the Company will record additional deferred compensation on its balance sheet of approximately $4.1 million. The total charge to operations during the year ending December 31, 1998 for amortization of the deferred compensation associated with the options granted through July 31, 1998 will approximate $3.8 million.

  Depreciation and Amortization

     Depreciation and amortization includes: (i) depreciation of network infrastructure equipment, (ii) depreciation of information systems, furniture and fixtures, (iii) amortization of improvements to COs, RDC and NOC facilities and corporate facilities and (iv) amortization of capitalized software costs. Depreciation and amortization was approximately $446,000 and $610,000 for the three and six months ended June 30, 1998, respectively. The Company expects depreciation and amortization to increase significantly as the Company increases its capital expenditures to expand its network.

  Interest Income and Expense

     Net interest income and expense consists primarily of interest income on the Company's cash balance and interest expense associated with the Company's debt. Interest income for the three and six months ended June 30, 1998, was approximately $1.7 million and $2.1 million, respectively, resulting primarily from investing the proceeds from the Company's Senior Discount Notes. Interest expense for the three and six months ended June 30, 1998, was approximately $5.0 million and $5.9 million, respectively, and consisted primarily of interest on the Senior Discount Notes and capital lease obligations. The Company expects interest expense to increase significantly as a result of the issuance of the Senior Discount Notes. The Senior Discount Notes accrete to $260 million by March 15, 2003, and as a result, the Company expects that annual interest charges (which includes amortization of debt discount and debt issuance costs) relating to the accretion of the Senior Discount Notes will be approximately $16.0 million during the year ending December 31, 1998, will increase to approximately $22.3 million for the year ending December 31, 1999 and will increase to approximately $32.7 million for the year ending December 31, 2002. Thereafter, the Company expects that interest expense attributable to the Senior Discount Notes (including amortization of debt discount, debt issuance costs and capitalized financing costs) will increase to approximately $36.9 million for the year ending December 31, 2004 and will remain at that level through maturity of the Senior Discount Notes in March 2008.

  Income Taxes

     Income taxes consist of federal, state and local taxes, when applicable. The Company expects significant consolidated net losses for the foreseeable future which should generate net operating loss ("NOL") carryforwards. However, utilization of NOLs is subject to substantial annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. Once the Company achieves operating profits and the NOLs have been exhausted or have expired, the Company may experience significant tax expense. The Company recognized no provision for taxes as it operated at a loss throughout 1997 and through the six months ended June 30, 1998.

  Certain Pro Forma Financial Information

     Giving pro forma effect to the issuance of the Senior Discount Notes as if it had been consummated on January 1, 1997 and the related interest and amortization charges relating to the Senior Discount Notes accruing from such date through June 30, 1998, the Company's interest expense would have been approximately $20.3 million and $11.1 million, net loss would have been approximately $22.9 million and $17.0 million, and net loss per Common Share would have been $(7.00) and $(3.36) for the year ended December 31, 1997 and the six months ended June 30, 1998, respectively. For purposes of such pro forma calculation, the Company has assumed (i) no correlating additional interest income attributable to interest earned on the cash proceeds of the issuance of the Senior Discount Notes and (ii) no application of the use of proceeds from such issuance for the Company's corporate purposes. Therefore, the interest and amortization charges relating to the Senior Discount Notes would have had a significant adverse effect on the Company's net loss and net loss per share had the issuance occurred on January 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's operations have required substantial capital investment for the procurement, design and construction of the Company's CO collocation cages, the purchase of telecommunications equipment and the design and development of the Company's networks. Capital expenditures were approximately $12.4 million for the first six months of 1998. The Company expects that its capital expenditures will be substantially higher in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of its network and the development of new markets.

     Since inception, the Company has financed its operations primarily through private placements of $10.1 million of equity securities, $865,000 of lease financings and $129.6 million in net proceeds raised from the issuance of the Senior Discount Notes. As of June 30, 1998, the Company had an accumulated deficit of $14.3 million, and cash and cash equivalents of $121.9 million.

     Net cash used in the Company's operating activities was approximately $877,000 for the six months ended June 30, 1998. The net cash used for operating activities during this period was primarily due to net losses and increases in current assets, offset by noncash expenses, increases in accounts payable and accrued liabilities. Net cash used by the Company for acquisitions of property and equipment was $12.4 million during the six months ended June 30, 1998. Net cash provided by financing activities for the six months ended June 30, 1998 was $130.8 million which primarily related to the issuance of the Senior Discount Notes (including amounts attributable to the related warrants to purchase Common Stock) and Series C Preferred Stock.

     The Company expects to experience substantial negative cash flow from operating activities and negative free cash flow before financing activities for at least the next several years due to continued development, commercial deployment and expansion of its networks. The Company's future cash requirements for developing, deploying and enhancing its networks and operating its business, as well as the Company's revenues, will depend on a number of factors including (i) the number of regions entered, the timing of entry and services offered; (ii) network development schedules and associated costs due to issues including the physical requirements of the CO collocation process; (iii) the rate at which customers and subscribers purchase the Company's services and the pricing of such services; (iv) the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace; and (v) the rate at which the Company invests in engineering and development and intellectual property with respect to existing and future technology.

YEAR 2000 ISSUES

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has reviewed its internally developed information technology systems and programs and believes that its systems are Year 2000 compliant and that there are no significant Year 2000 issues within the Company's systems or services. The Company has not reviewed its non-information technology systems for Year 2000 issues relating to embedded microprocessors. To the extent that such issues exist, these systems may need to be replaced or upgraded to become Year 2000 compliant. The Company believes that its non-information technology systems will not present any significant Year 2000 issues, although there can be no assurance in this regard. In addition, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, prospects, operating results and financial condition. Furthermore, the purchasing patterns of the Company's enterprise and ISP customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for the Company's services, which could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company, to date, has not made any assessment of the Year 2000 risks associated with its third-party equipment or software or with its enterprise and ISP customers and has not made any contingency plans to address such risks. However, the Company may devise a Year 2000 contingency plan in the future.

FORWARD LOOKING STATEMENTS

  The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to expand its existing network or to commence service in new areas, estimates regarding the timing of launching its service in new regions, statements regarding development of the Company's business, future operating results, the Company's anticipated capital expenditures, the effect of regulatory reform and regulatory litigation, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its services to current and new customers, generate customer demand for its services in the particular regions where it plans to market services, achieve acceptable pricing for its services, respond to increasing competition, manage growth of the Company's operations, access regions and negotiate suitable interconnection agreements with ILECs, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the company or persons acting on its behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in the Company's Registration Statement on Form S-1 (Commission File No. 333-63899). The company disclaims any obligation to update information contained in any forward-looking statement.

                        COVAD COMMUNICATIONS GROUP, INC.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is engaged in negotiations, arbitration and litigation proceedings with several ILECs concerning their denial of physical collocation space to the Company in certain central offices ("COs"). For example, the Company has filed a suit against Pacific Bell in Federal Court on this issue on antitrust and other grounds. Since commencement of the suit, Pacific Bell has found space for the Company in numerous COs where Pacific Bell had previously denied the Company space. In addition, the Company is asserting breach of contract claims against Pacific Bell and U S WEST Communications, Inc. on collocations issues in American Arbitration Association proceedings in California and Washington. Failure to resolve these controversies and obtain space in COs without undue delay or expense could have a material adverse effect on the Company's business, prospects, operating results and financial condition. In addition, on August 28, 1998, U S WEST communications sued the company and one of its employees and sought a preliminary injunction in federal court in connection with such employee's departure from U S WEST Communications to join the Company and the potential improper disclosure of U S WEST Communications' alleged trade secrets to the Company. The Company is not currently engaged in any other legal proceedings that it believes could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company is, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act of 1996, the interpretation of CLEC interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to the Company's agreements. The results of any of these proceedings could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

ITEM 2.  CHANGES IN SECURITIES

     During the three months ended June 30, 1998, the Company has issued and sold unregistered securities as follows:

          (1) An aggregate of 36,015 shares of Series C Preferred Stock was issued in a private placement in April 1998 to Mr. Hawk. The consideration received for such shares was $100,001.65.

          (2) An aggregate of 96,000 shares of Common Stock was issued in a private placement pursuant to a Restricted Stock Purchase Agreement in April 1998 to Mr. Hawk. The consideration received for such shares was $64,000.


     No underwriters were used in connection with these sales and issuances.
The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the three months ended June 30, 1998, the Company's stockholders took the following actions by written consent:

   (1) By written consent dated May 18, 1998, the stockholders of the Company approved (a) the amendment and restatement of the Company's Certificate of Incorporation to, among other things, effect a two-for-one stock split and increase the authorized Common Stock and Preferred Stock of the Company, and (b) the amendment of the Company's 1997 Stock Plan to increase the number of shares available for options thereunder by 5,700,000 post-split shares. Such action was taken by holders of more than a majority of the Company's outstanding Common Stock and Preferred Stock.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits:

Exhibit Number  Description of Exhibit
--------------  ----------------------
3.1 Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on May 20, 1998 (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-51097))

4.1 Amended and Restated Stockholders Rights Agreement dated March 11, 1998 among the Company and certain of its stockholders, as amended by Amendment No. 1 to the Amended and Restated Stockholders Rights Agreement among the Company and certain of its stockholders dated as of April 24, 1998 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 (File No 333-63899))

10.1 Series C Preferred Stock and Warrant Subscription Agreement dated as of February 20, 1998 among the Company, Warburg, Pincus Ventures, L.P., Crosspoint Venture Partners 1996 and Intel Corporation, as amended by the Assignment and Assumption Agreement and First Amendment to the Series C Preferred Stock and Warrant Subscription Agreement dated as of April 24, 1998 among the Company, Warburg, Crosspoint and Robert Hawk (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No 333-63899))

10.2 1997 Stock Plan and related form of option agreement, as amended (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4 (File No. 333-51097))

27.1            Financial Data Schedule


     b. Reports on Form 8-K

         There have been no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COVAD COMMUNICATIONS GROUP, INC.



Date:  September 25, 1998         By: /s/ Timothy Laehy
                                     -------------------------------------
                                  Timothy Laehy
                                  Chief Financial Officer and Vice President,
                                  Finance (Principal Financial and Accounting
                                  Officer)

                               INDEX TO EXHIBITS


   EXHIBIT                                                                              PAGE
---------------                                                                        -------
3.1             Amended and Restated Certificate of Incorporation as filed with the Delaware Secretary of State on May 20, 1998 (incorporated herein by reference to Exhibit 3.1 to the Company's Registration
                Statement on Form S-4 (File No. 333-51097))

4.1             Amended and Restated Stockholders Rights Agreement dated March
                11, 1998 among the Company and certain of its stockholders, as amended by Amendment No. 1 to the Amended and Restated
                Stockholders Rights Agreement among the Company and certain of its stockholders dated as of April 24, 1998 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 (File No 333-63899))

10.1 Series C Preferred Stock and Warrant Subscription Agreement dated as of February 20, 1998 among the Company, Warburg, Pincus
                Ventures, L.P., Crosspoint Venture Partners 1996 and Intel
                Corporation, as amended by the Assignment and Assumption
                Agreement and First Amendment to the Series C Preferred Stock and Warrant Subscription Agreement dated as of April 24, 1998 among the Company, Warburg, Crosspoint and Robert Hawk
                (incorporated by reference to Exhibit 10.5 to the Company's
                Registration Statement on Form S-1 (File No 333-63899))

10.2            1997 Stock Plan and related form of option agreement, as amended
                (incorporated by reference to Exhibit 10.4 to the Company's
                Registration Statement on Form S-4 (File No. 333-51097))

27.1            Financial Data Schedule                                                           20