Form 10-Q
period 1998-09-30
COVAD COMMUNICATIONS GROUP INC
filed 1998-11-16
CIK 1043769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                       Commission file number:  333-51097



                        COVAD COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                 77-0461529
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)            Identification Number)


        2330 CENTRAL EXPRESSWAY                           95050
        SANTA CLARA, CALIFORNIA
     (Address of principal executive                    (Zip Code)
               offices)


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

     As of October 31, 1998, 11,651,324 shares of the Registrants Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------

                       COVAD COMMUNICATIONS GROUP, INC.
                                     INDEX


                                                                                                         PAGE NO.
                                                                                                         --------
PART I.         FINANCIAL INFORMATION
  Item 1.   Consolidated Financial Statements (Unaudited)
                Consolidated Balance Sheets as of
                 December 31, 1997 and September 30, 1998............................................         3
                Consolidated Statements of Operations for the Three and Nine Months Ended
                 September 30, 1997 and 1998.........................................................         4
                Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 30, 1997 and 1998.........................................................         5
                Notes to Consolidated Financial Statements...........................................         6
  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....        11

PART II.        OTHER INFORMATION
  Item 1.       Legal Proceedings....................................................................        16
  Item 2.       Changes in Securities................................................................        16
  Item 3.       Defaults Upon Senior Securities......................................................        17
  Item 4.       Submission of Matters to a Vote of Securities Holders................................        17
  Item 5.       Other Information....................................................................        17
  Item 6.       Exhibits and Reports on Form 8-K.....................................................        17

SIGNATURES............................................................................................       18

INDEX TO EXHIBITS.....................................................................................       19

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        COVAD COMMUNICATIONS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                DECEMBER 31,     SEPTEMBER
                                                                                   1997          30, 1998
                                                                                (RESTATED/1/)    (UNAUDITED)
                                                                                -------------    ------------
                                  ASSETS

CURRENT ASSETS:
 Cash and cash equivalents.....................................................   $4,378            $97,076
 Accounts receivable, net......................................................       25              1,062
 Unbilled revenue..............................................................        4                450
 Inventories...................................................................       43                868
 Prepaid expenses..............................................................       52                722
 Other current assets..........................................................      317                446
                                                                                 -------           --------
   TOTAL CURRENT ASSETS........................................................    4,819            100,624

PROPERTY AND EQUIPMENT:
 Networks and communication equipment..........................................    2,185             30,321
 Computer equipment............................................................      600              3,660
 Furniture and fixtures........................................................      185                890
 Leasehold improvements........................................................      114                550
                                                                                 -------           --------
                                                                                   3,084             35,421
 Less accumulated depreciation and amortization................................      (70)            (1,418)
                                                                                 -------           --------
   NET PROPERTY AND EQUIPMENT..................................................    3,014             34,003

OTHER ASSETS:
 Restricted cash...............................................................      210                233
 Deposits......................................................................       31                282
 Deferred debt issuance costs (net)............................................       --              8,304
 Other long term assets........................................................       --              1,176
                                                                                 -------           --------
   TOTAL OTHER ASSETS..........................................................      241              9,995
                                                                                 -------           --------
   TOTAL ASSETS................................................................   $8,074           $144,622
                                                                                 =======           ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Accounts payable..............................................................   $  651           $  8,777
 Unearned revenue..............................................................        7                290
 Accrued network costs.........................................................       58              1,238
 Other accrued liabilities.....................................................       77              2,808
 Current portion of capital lease obligations..................................      229                254
                                                                                 -------           --------
   TOTAL CURRENT LIABILITIES...................................................    1,022             13,367
Long-term debt (net of discount)...............................................       --            137,292
Long-term capital lease obligations............................................      554                380
                                                                                 -------           --------
   TOTAL LIABILITIES...........................................................    1,576            151,039
STOCKHOLDERS' EQUITY:
 Convertible preferred stock (.001 par value):
   Authorized shares--30,000,000
   Issued and outstanding shares--17,750,001 and 18,246,162, respectively......       18                 18
 Common stock (.001 par value):
   Authorized shares--65,000,000
   Issued and outstanding shares--11,361,204 and 11,634,149, respectively......       11                 12
 Additional paid-in capital....................................................    9,692             30,732
 Deferred compensation.........................................................     (611)            (6,306)
 Retained earnings (deficit)...................................................   (2,612)           (30,873)
                                                                                 -------           --------
TOTAL STOCKHOLDERS' EQUITY.....................................................    6,498             (6,417)
                                                                                 -------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................   $8,074           $144,622
                                                                                 =======           ========
-----------------------------
/1/ See Note 4.

   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 September 30,
                                                                    (UNAUDITED)                   (UNAUDITED)
                                                            ---------------------------   ---------------------------
                                                                1997           1998           1997           1998
                                                            ------------   ------------   ------------    -----------
Revenues..............................................       $      --       $   1,565       $      --      $   2,560

Operating expenses:
 Network and product costs............................              10           1,355              10          2,316
 Sales, marketing, general and administrative.........             783          10,681           1,040         17,231
 Amortization of deferred compensation................             134           1,837             134          2,695
 Depreciation and amortization........................              --             738              --          1,348
                                                             ---------       ---------       ---------      ---------
 Total operating expenses.............................             927          14,611           1,184         23,590
                                                             ---------       ---------       ---------      ---------
Income (loss) from operations.........................            (927)        (13,046)         (1,184)       (21,030)
Interest income (expense):
 Interest income......................................              80           1,526              80          3,673
 Interest expense.....................................              --          (5,037)             --        (10,904)
                                                             ---------       ---------       ---------      ---------
 Net interest.........................................              --          (3,511)             --         (7,231)
                                                             ---------       ---------       ---------      ---------
Net income (loss).....................................       $    (847)      $ (16,557)      $  (1,104)     $ (28,261)
                                                             =========       =========       =========      =========
Basic and diluted net income (loss) per common share..       $   (0.24)      $   (2.75)      $   (0.37)     $   (5.26)
Weighted average shares used in computing
 net loss per share...................................       3,503,454       6,011,610       3,009,329      5,374,924


   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000'S)



                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                   (UNAUDITED)
                                                                          -----------------------------
                                                                              1997           1998
                                                                          -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                                       $  (305)       $ (4,196)

INVESTING ACTIVITIES:
Purchase of restricted investment......................................          --             (23)
Deposits...............................................................         (47)           (251)
Long term receivable...................................................          --            (887)
Purchase of property and equipment.....................................      (1,104)        (32,303)
                                                                            -------        --------
Net cash used in investing activities..................................      (1,151)        (33,464)

FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt and warrants..............          --         129,328
Principal payments under capital lease obligations.....................          --            (183)
Proceeds from common stock issuance, net of repurchase.................         100             302
Proceeds from preferred stock issuance.................................       8,707           1,200
Offering costs related to common stock offering........................          --            (289)
                                                                            -------        --------
Net cash provided by financing activities..............................       8,807         130,358
                                                                            -------        --------
Net increase in cash and cash equivalents..............................       7,351          92,698
Cash and cash equivalents at beginning of period.......................          --           4,378
                                                                            -------        --------
Cash and cash equivalents at end of year...............................     $ 7,351        $ 97,076
                                                                            =======        ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest................................     $    --        $     78
                                                                            =======        ========
Supplemental schedule of non-cash investing and  financing activities:
 Equipment purchased through capital leases............................     $    --        $     34
                                                                            =========      ========
Warrants issued for equity commitment..................................     $    --        $  2,928
                                                                            =========      ========

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

     The financial statements at September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of results that may be expected for any future periods.

     The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual financial statements included on Form S-1 filed with the Securities and Exchange Commission ("SEC") on September 21, 1998.

2. DEBT

     On March 11, 1998, the Company completed a private placement (the "1998 Private Offering") through the issuance of 260,000 units (the "Units"), each unit consisting of $1,000 in principal amount at maturity of 13 1/2% Senior Discount Notes due 2008 (the "Notes") and one warrant, initially exercisable to purchase 19.4376 shares of common stock, $0.001 par value, of the Company (the "Unit Warrants"). Net proceeds from the 1998 Private Offering were approximately $129.3 million, after transaction costs of approximately $5.8 million.

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

     The Notes were originally recorded at approximately $126.9 million, which represents the $135.1 million in gross proceeds less the approximate $8.2 million value assigned to the Unit Warrants, which is included in additional paid-in capital. The value assigned to the Unit Warrants, representing debt discount, is being accreted over the life of the Notes. Additional debt issuance costs were incurred through the issuance of warrants associated with the commitment of equity by certain investors. The debt issuance costs are also being amortized over the life of the Notes. For the nine month period ending September 30, 1998, the accretion of the Notes, debt discount and amortization of debt issuance costs was $10.8 million and is included in interest expense in the accompanying consolidated financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)


3. STOCKHOLDERS' EQUITY

   Stock Splits:

     The consolidated financial statements applicable to the prior periods have been restated to reflect a two-for-one stock split and a three-for-two stock split effective in May 1998 and August 1998, respectively, for common stock ("Common Stock") and preferred stock ("Preferred Stock"). The company has amended the authorized shares of Common Stock to 65,000,000 and Preferred Stock to 30,000,000, of which 750,000 are designated Series A Preferred ("Series A"), 17,100,003 are designated Series B Preferred ("Series B"), 11,149,287 are designated Series C Preferred ("Series C"), and 1,000,710 are undesignated.

   Common Stock:

     The number of shares of Common Stock authorized for issuance by the Company is 65,000,000 shares with a par value of $.001 per share. Shares of Common Stock outstanding at December 31, 1997 and September 30, 1998 were 11,361,204 and 11,634,149 shares, respectively, of which 7,033,107 and 5,375,583 shares, respectively, remain subject to repurchase provisions which generally lapse over a four year period from the date of issuance.

   Convertible Preferred Stock:

     Convertible preferred stock consists of the following:


                                                                    DECEMBER 31,         SEPTEMBER 30,
                                                                        1997                  1998
                                                                     (IN 000'S)            (IN 000'S)
                                                                    ------------         -------------
Authorized shares--30,000,000
Series A preferred stock (.001 par value);
   Authorized shares--750,000
   Issued and outstanding shares--750,000 at December 31,
      1997 and September 30, 1998...........................             $ 1                 $ 1
Series B preferred stock (.001 par value);
   Authorized shares--17,100,003
   Issued and outstanding shares--17,000,001 at December 31,
      1997 and 17,100,003 at September 30, 1998.............             $17                 $17
Series C preferred stock (.001 par value);
   Authorized shares--11,149,287
   Issued and outstanding shares--None at December 31, 1997
      and 396,159 at September 30, 1998.....................              --                 --
                                                                    ------------         -------------
                                                                         $18                 $18
                                                                    ============         =============

  Equity Commitment

     On February 20, 1998, the Company entered into a Series C Preferred Stock and Warrant Subscription Agreement (the "Subscription Agreement") with certain of its investors (the "Series C Investors") pursuant to which the Series C Investors have unconditionally agreed to purchase an aggregate of 5,764,143 shares of Series C Preferred Stock and warrants to purchase an aggregate of 4,729,500 shares of Series C Preferred Stock (the "Series C Warrants") for an aggregate purchase price of $16.0 million at a date to be determined by the Company but no later than March 11, 1999. The Company either has agreed to call this commitment or to complete an alternate equity financing of at least $16.0 million by March 11, 1999. In consideration of this commitment, the

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)


Company has issued to the Series C Investors warrants to purchase an aggregate of 1,694,148 shares of the Company's Common Stock at a purchase price of $0.0033 per share (the "Common Warrants"). If an alternative source of equity financing is used as a replacement for this commitment, no Series C Warrants will be issued.

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

  The Stock Purchase

     On March 11, 1998, an investor in the Company purchased 360,144 shares of Series C Preferred Stock and Series C Warrants to purchase an aggregate of 295,500 shares of Series C Preferred Stock for an aggregate purchase price of $1,000,000. The Company does not have any obligation to issue such Series C Warrants to this investor until such time as the Equity Commitment is called. In connection with its agreement to purchase such Series C Preferred Stock and Series C Warrants, the Company issued to this investor Common Warrants to purchase an aggregate of 105,852 shares of Common Stock at a purchase price of $0.0033 per share.

  Preferred Stock Attributes

     The holders of Series A, Series B and Series C are entitled to receive in any fiscal year, dividends at the rate of $0.0167 per share, $0.04 per share and $0.2233 per share, respectively, payable in preference and priority to any payment of dividends on Common Stock. The rights to such dividends are cumulative and accrue to the holders to the extent they are not declared or paid and are payable only in the event of a liquidation, dissolution or winding up of the Company, or other liquidity event (as defined in the Certificate of Incorporation). The cumulative dividends at December 31, 1997 for Series A and Series B were $6,250 and $312,000, respectively, none of which has been declared or paid.

     Subject to certain adjustments as set forth in the Certificate of Incorporation, each share of Series A, Series B and Series C is convertible into one share of Common Stock. Each share of Series A, Series B and Series C is entitled to the number of votes equal to the number of shares of Common Stock in which such shares of Series A, Series B and Series C, respectively, could be converted.

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

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)

4. STOCK OPTIONS

     In 1997, the Company adopted the Covad Communications Group, Inc. 1997 Stock Plan (the "Plan"). The Plan provides for the grant of stock purchase rights and options to purchase shares of Common Stock to employees and consultants from time to time as determined by the Board of Directors. The options expire from two to eight years after the date of grant. As of September 30, 1998 the Plan has reserved 13,970,250 shares of the Company's Common Stock for sale and issuance under the Plan at prices to be determined by the Board of Directors.

     The following table summarizes stock option activity for the nine month period ending September 30, 1998:


                                                          NUMBER OF SHARE     OPTION PRICE
                                                          OF COMMON STOCK       PER SHARE
                                                        ------------------  ---------------
Balance as of December 31, 1997................           3,804,750           $0.033-$0.05
Granted........................................           8,377,356           $0.10 -$7.93
Exercised......................................             (85,695)          $0.033-$0.667
Forfeited......................................            (314,911)          $0.05 -$7.38
                                                         ----------           -------------
Balance as of September 30, 1998...............          11,781,500           $0.033-$7.93
                                                         ==========           =============

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options and the disclosure only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("SFAS 123"). Under APB 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant. As of December 31, 1997 the Company recorded deferred compensation of $906,000 as a result of granting stock options and issuing restricted stock with exercise or issue prices per share below the revised fair value per share of the Company's Common Stock at the date of grant or issuance. This amount was recorded as a reduction of stockholders' equity and is being amortized as a charge to operations over the vesting period of the applicable options. Such amortization was $295,000 for the year ended December 31, 1997. During the nine months ended September 30, 1998, the Company recorded additional deferred compensation of approximately $8.4 million. Amortization of deferred compensation during this same period was $2.7 million.

5. LEGAL PROCEEDINGS

     On March 11, 1998, the Company initiated an arbitration proceeding against Pacific Bell before the American Arbitration Association seeking damages and equitable relief from Pacific Bell regarding its collocation practices that have led to the denial of physical collocation space for the installation of the Company's equipment in multiple central offices in California. The Company is also seeking a remedy for Pacific Bell's late loop and transport deliveries. On May 8, 1998, the Company filed a complaint in Federal Court against Pacific Bell seeking damages and equitable relief from Pacific Bell regarding its collocation practices, failures to timely and properly deliver transmission and local loop facilities, position on local loop spectral interference issues, as well as other practices. This lawsuit is pending in federal court. However, Pacific Bell has, during the course of these proceedings, found physical collocation space in numerous central offices where it had previously denied the Company such space.

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (UNAUDITED)



     The Company is also in litigation with U S WEST before the American Arbitration Association in Seattle, Washington concerning U S WEST's collocation implementation and other contract related matters. In addition, on August 28, 1998, U S WEST filed a lawsuit and sought a preliminary injunction against the Company and one of its employees in Federal Court in connection with the departure of such employee from U S WEST to the Company and the potential improper disclosure of U S WEST's alleged trade secrets to the Company.

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

     The development and expansion of the Company's business will require significant expenditures. The principal capital expenditures incurred during the buildup phase of any region involve the procurement, design and construction of the Company's central office ("CO") collocation cages, end-user DSL line cards, and expenditures for other elements of the Company's network design, which includes an RDC in each region. Following the buildout of its collocation facilities, the major portion of the Company's capital expenditures is the purchase of DSL line cards to support incremental subscribers. Network expenditures will continue to increase with the number of end-users. However, once an operating region is fully built out, a substantial majority of the regional capital expenditures will be tied to incremental customer and end-user growth. In addition to developing the Company's network, the Company will use its capital for marketing its services, acquiring enterprise and ISP customers, and funding its customer care and field service operations.

RESULTS OF OPERATIONS

     The Company's operations from inception in October 1996 to December 1997 were limited principally to the development of the technology and activities related to the commencement of its business operations. As a result, the Company's revenues and expenditures prior to such period are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. In particular, the Company's expenditure levels during the year ended December 31, 1997 do not reflect the issuance of the Senior Discount Notes in March 1998 and the related interest and amortization charges, which the Company expects will be approximately $16.0 million during the year ending December 31, 1998 and will increase annually thereafter up to $36.9 million for the year ending December 31, 2004 and to remain at that level through the maturity of the Senior Discount Notes in March 2008. The Company did not have any revenue until the fourth quarter of 1997.
As a result, any comparison of the three and nine month periods ended September 30, 1998 with the three and nine month periods ended September 30, 1997 is not meaningful.

  Revenues

     For the three and nine month periods ended September 30, 1998, revenues were $1.6 million and $2.6 million, respectively. For each successive month during the nine month period ended September 30, 1998, revenues increased primarily as a result of the Company expanding its network in the San Francisco Bay Area and the Company increasing its sales and marketing efforts in that region. The Company expects revenues to increase in future periods as the Company expands its network within its existing regions, deploys networks in new regions and increases its sales and marketing efforts in all of its target regions.

  Network and Product Costs

     Network and product costs were not incurred until the third quarter of 1997. Total network and product costs increased from $10,000 for the three and nine month periods ended September 30, 1997 to $1.4 million and $2.3 million for the three and nine month periods ended September 30, 1998, respectively. This increase is attributable to the expansion of the Company's network and increased orders resulting from the Company's sales and marketing efforts. The Company expects aggregate line costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

  Sales, Marketing, General and Administrative Expenses

     Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of the Company's business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of its management team, and sales commissions. These expenses increased from $783,000 and $1.0 million for the three and nine month periods ended September 30, 1997, respectively, to $10.7 million and $17.2 million for the three and nine month periods ended September 30, 1998, respectively. This increase is attributable to increased headcount in all areas as the Company expanded its sales and marketing efforts, expanded the deployment of its network and built operational infrastructure. Sales, marketing, general and administrative expenses are expected to significantly increase as the Company continues to expand its business.

  Deferred Compensation

     Through September 30, 1998, the Company had recorded a total of $9.3 million of deferred compensation, with an unamortized balance of $6.3 million on its balance sheet as of September 30, 1998. This deferred compensation arose as a result of the granting of stock options to employees with exercise prices per share subsequently determined to be below the fair values per share for accounting purposes of the Company's

Common Stock at the dates of grant. The deferred compensation is being amortized over the vesting period of the applicable options, and resulted in a charge to operations of $134,000 for the three and nine month periods ended September 30, 1997 and $1.8 million and $2.7 million, respectively, for the three and nine month periods ended September 30, 1998, respectively. The total charge to operations during the year ending December 31, 1998 for amortization of the deferred compensation associated with the options granted through September 30, 1998 is expected to approximate $4.1 million.

  Depreciation and Amortization

     Depreciation and amortization includes: (i) depreciation of network infrastructure equipment, (ii) depreciation of information systems, furniture and fixtures, (iii) amortization of improvements to COs, RDC and NOC facilities and corporate facilities and (iv) amortization of capitalized software costs. As revenue generating operations did not occur until the fourth quarter of 1997, there was no depreciation charge for the three and nine month periods ending September 30, 1997. Depreciation and amortization was approximately $738,000 and $1.3 million for the three and nine months ended September 30, 1998, respectively. The Company expects depreciation and amortization to increase significantly as the Company increases its capital expenditures to expand its network.

  Net Interest Income and Expense

     Net interest income and expense consists primarily of interest income on the Company's cash balance and interest expense associated with the Company's debt. Interest income for the three and nine month periods ended September 30, 1997, was $80,000 which was primarily attributable to the interest income earned from the proceeds raised in the Company's Preferred Stock financing in July 1997. Interest income for the three and nine month periods ended September 30, 1998, was approximately $1.5 million and $3.7 million, respectively, resulting primarily from investing the proceeds from the Company's Senior Discount Notes. Interest expense for the three and nine month periods ended September 30, 1998, was approximately $5.0 million and $10.9 million, respectively, and consisted primarily of interest on the Senior Discount Notes and capital lease obligations. The Company expects interest expense to increase significantly as a result of the issuance of the Senior Discount Notes. The Senior Discount Notes accrete to $260 million by March 15, 2003, and as a result, the Company expects that annual interest charges (which includes amortization of debt discount and debt issuance costs) relating to the accretion of the Senior Discount Notes will be approximately $16.0 million during the year ending December 31, 1998, and will increase to approximately $36.9 million for the year ending December 31, 2004 and will remain at that level through maturity of the Senior Discount Notes in March 2008.

  Income Taxes

     Income taxes consist of federal, state and local taxes, when applicable. The Company expects significant consolidated net losses for the foreseeable future which should generate net operating loss ("NOL") carryforwards. However, utilization of NOLs are subject to substantial annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. Once the Company achieves operating profits and the NOLs have been exhausted or have expired, the Company may experience significant tax expense. The Company recognized no provisions for taxes as it operated at a loss throughout 1997 and through the nine months ended September 30, 1998.

  Certain Pro Forma Financial Information

     Giving pro forma effect to the issuance of the Senior Discount Notes as if it had been consummated on January 1, 1997 and the related interest and amortization charges relating to the Senior Discount Notes accruing from such date through September 30, 1998, the Company's interest expense would have been approximately $20.3 million and $17.1 million, net loss would have been approximately $22.9 million and $34.4 million, and net loss per Common Share would have been $(7.00) and $(6.40) for the year ended December 31, 1997 and the nine month period ended September 30, 1998, respectively. For purposes of such pro forma calculation, the Company has assumed (i) no correlating additional interest income attributable to interest earned on the cash proceeds of the issuance of the Senior Discount Notes and (ii) no application of the use of proceeds from such issuance for the Company's corporate purposes. Therefore, the interest and amortization charges relating to the Senior Discount Notes would have had a significant adverse effect on the Company's net loss and net loss per share had the issuance occurred on January 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have required substantial capital investment for the procurement, design and construction of the Company's CO collocation cages, the purchase of telecommunications equipment and the design and development of the Company's networks. Capital expenditures were approximately $32.3 million for the first nine months of 1998. The Company expects that its capital expenditures will be substantially higher in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of its network and the development of new markets.

     Since inception, the Company has financed its operations primarily through private placements of $10.3 million of equity securities, $865,000 of lease financings and $129.3 million in net proceeds raised from the issuance of the Senior Discount Notes. In conjunction with the offering of the Senior Discount Notes, certain investors of the Company have agreed to purchase shares and warrants of Series C Preferred Stock for an aggregate price of $16.0 million at a date to be determined by the Company but no later than March 11, 1999. The Company has either agreed to call this commitment or to complete an alternate equity financing of at least $16.0 million by March 11, 1999. As of September 30, 1998, the Company had an accumulated deficit of $30.9 million, and cash and cash equivalents of $97.1 million.

     Net cash used in the Company's operating activities was approximately $305,000 and $4.2 million for the nine month period ended September 30, 1997 and September 30, 1998, respectively. The net cash used for operating activities during this period was primarily due to net losses and increases in current assets, offset by noncash expenses, increases in accounts payable and accrued liabilities. Net cash used by the Company for acquisitions of property and equipment was $1.1 million for the nine month period ended September 30, 1997 and $32.3 million during the nine month period ended September 30, 1998. Net cash provided by financing activities for the nine month period ended September 30, 1997 was $8.8 million which primarily related to the issuance of Series B Preferred Stock. Net cash provided by financing activities for the nine month period ended September 30, 1998 was $130.4 million which primarily related to the issuance of the Senior Discount Notes (including amounts attributable to the related warrants to purchase Common Stock) and Series C Preferred Stock.

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

     The Company will require additional financing to support the continued development, commercial deployment, and expansion of its network. The Company expects to raise additional capital prior to the end of 1999 through the issuance of debt or equity securities.

YEAR 2000 ISSUES

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has reviewed its internally developed information technology systems and programs and believes that its systems are Year 2000 compliant and that there are no significant Year 2000 issues within the Company's systems or services. The Company has not reviewed its non-information technology systems for Year 2000 issues relating to embedded microprocessors. To the extent that such issues exist, these systems may need to be replaced or upgraded to become Year 2000 compliant. The Company believes that its non-information technology systems will not present any significant Year 2000 issues. In addition, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, prospects, operating results and financial condition. Furthermore, the purchasing patterns of the Company's enterprise and ISP customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for the Company's services, which could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company, to date, has not made any assessment of the Year 2000 risks associated with its third-party equipment or software or with its enterprise and ISP customers, has not determined the risks associated with the reasonably likely worst-case scenario and has not made any contingency plans to address such risks. However, the Company intends to devise a Year 2000 contingency plan prior to December 31, 1999.

FORWARD LOOKING STATEMENTS

     The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as the Company's plans to expand its existing network or to commence service in new areas, estimates regarding the timing of launching its service in new regions, statements regarding development of the Company's business, future operating results, the Company's anticipated capital expenditures, the effect of regulatory reform and regulatory litigation, the Company's expectations as to its use of the capital resources and the availability of additional financing, and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions and cannot be relied upon. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the company or actual results differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, the Company's ability to successfully market its services to current and new customers, generate customer demand for its services in the particular regions where it plans to market services, access additional debt or equity financing in the future, achieve acceptable pricing for its services, respond to increasing competition, manage growth of the Company's operations, access regions and negotiate suitable interconnection agreements with the ILECs, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative, and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements. All written and oral forward-looking statements made in connection with this Report which are attributable to the company or persons acting on its behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in the Company's Registration Statement on Form S-1 (Commission File No. 333-63899). The company disclaims any obligation to update information contained in any forward-looking statement.

                        COVAD COMMUNICATIONS GROUP, INC.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is engaged in negotiations, arbitration and litigation proceedings with several ILECs concerning their denial of physical collocation space to the Company in certain central offices ("COs") and other matters. For example, the Company has filed a suit against Pacific Bell in Federal Court on these issues on antitrust and other grounds. Since commencement of the suit, Pacific Bell has found space for the Company in numerous COs where Pacific Bell had previously denied the Company space. In addition, the Company is asserting a variety of breach of contract claims against Pacific Bell and U S WEST Communications, Inc. on collocations issues in American Arbitration Association proceedings in California and Washington. Failure to resolve these controversies and obtain space in COs without undue delay or expense could have a material adverse effect on the Company's business, prospects, operating results and financial condition. In addition, on August 28, 1998, U S WEST Communications sued the Company and one of its employees and sought a preliminary injunction in federal court in connection with such employee's departure from U S WEST Communications to join the Company and the potential improper disclosure of U S WEST Communications' alleged trade secrets to the Company. The Company is not currently engaged in any other legal proceedings that it believes could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company is, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act of 1996, the interpretation of CLEC interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to the Company's agreements. The results of any of these proceedings could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

ITEM 2.  CHANGES IN SECURITIES

     During the three month period ended September 30, 1998, the Company has issued and sold unregistered securities as follows:

          (1) A Warrant for the purchase of an aggregate of 135,000 shares of Common Stock with an exercise price of $1.00 per share was issued in July 1998 to Heidrick & Struggles in connection with the payment of a fee for executive search services.
          (2) An aggregate of 40,000 shares of Common Stock was issued in a private placement pursuant to a Restricted Stock Purchase Agreement in August 1998 to Mr. Hawk, a member of the Company's Board of Directors. The consideration received for such shares was $230,000.
          (3) An aggregate of 40,000 shares of Common Stock was issued in a private placement pursuant to a Restricted Stock Purchase Agreement in September 1998 to Mr. Grant. The consideration received for such shares was $230,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 23, 1998, a majority of the holders of the Company's outstanding Common Stock and Preferred Stock approved by written consent an amendment to the Company's Bylaws which increased the number of authorized directors from a range of four to seven directors to a range of five to nine directors, with the number of directors set at eight.

     On August 28, 1998, a majority of the holders of the Company's outstanding Common Stock and Preferred Stock approved by written consent (A) an amendment to the company's Certificate of Incorporation which (i.) effected a three-for-two stock split of the Company's Common Stock and Preferred Stock, and (ii.) increased the number of shares of authorized Common Stock to 65,000,000 and the number of shares of authorized Preferred Stock to 30,000,000, and (B) an amendment to the Company's 1997 Stock Plan which increased the number of shares received for issuance hereunder to a total of 13,970,250 post-split shares.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

Exhibit Number           Description of Exhibit
--------------           ----------------------
   3.1                     Bylaws of the company as currently in effect (incorporated by reference to the
                           Company's Registration Statement on Form S-1 (File No. 333-63899)).
  10.1                     Employment Agreement dated August 3, 1998 between the Company and Robert E.
                           Knowling.
  10.2                     Note Secured by Deed of Trust dated August 14, 1998 between the Company and Robert
                           E. Knowling.
  10.3                     1997 Stock Plan, as amended.
  27.1                     Financial Data Schedule

     b.  Reports on Form 8-K

         There have been no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                COVAD COMMUNICATIONS GROUP, INC.



Date:  November 13, 1998          By:  /s/ Timothy P. Laehy
                                     -----------------------------------------
                                  Timothy P. Laehy
                                  Chief Financial Officer and Vice President,
                                  Finance (Principal Financial and Accounting
                                  Officer)

                                  INDEX TO EXHIBITS

   EXHIBIT
------------
    3.1       Bylaws of the Company, as currently in effect (incorporated by reference to the Company's Registration Statement on Form S-1 (file No.
              333-63899)).

   10.1       Employment Agreement dated August 3, 1998 between the Company and
              Robert E. Knowling.

   10.2       Note Secured by Deed of Trust dated August 14, 1998 between the Company and Robert E. Knowling.

   10.3       1997 Stock Plan of the Company, as amended.

   27.1       Financial Data Schedule