Form 10-K405
period 1998-12-31
COVAD COMMUNICATIONS GROUP INC
filed 1999-03-31
CIK 1043769

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                               ________________

                                   FORM 10-K
(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from             to
                         Commission file number 0-27588

                        COVAD COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      4813                             77-0461529
     (State or other jurisdiction of               (Primary Standard Industrial            (I.R.S. Employer
      incorporation or organization)                Classification Code Number)          Identification Number)

                            2330 Central Expressway
                         Santa Clara, California 95050
                                (408) 844-7500
         (Address and telephone number of principal executive offices)

  Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.001 PAR VALUE
                              (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 15, 1999 as reported on the Nasdaq National Market, was approximately $1,579,048,946. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of March 15, 1999, there were 48,650,643 shares outstanding of the Registrant's common stock, including class B common stock.

                                     PART I

Item 1.  Business

   The following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Item 7, Management's Discussions and Analysis of Financial Condition and Results of Operations - Risk Factors" and elsewhere in this Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

Overview

   We are a leading high-speed Internet and network access provider offering digital subscriber line ("DSL") services to Internet Service Provider ("ISP") and enterprise customers. ISPs purchase our services in order to provide high-speed Internet access to their business and consumer end-users. Enterprise customers purchase our services to provide employees with remote local area networks ("RLAN") access to improve employee productivity and reduce operating costs. We believe our services offer a superior value proposition as compared to currently available high-speed Internet and network access alternatives. Our services are provided over standard copper telephone lines at speeds of up to 1.5 megabits per second ("Mbps"), over 25 times the speed available through a 56.6 kilobits per second ("Kbps") modem. As of January 31, 1999 we had installed over 4,000 DSL lines and received orders for our services from over 100 ISP and enterprise customers, including Cisco Systems, Concentric Network, Epoch Networks, Oracle, PeopleSoft, Stanford University, Verio and Whole Earth Networks.

   We introduced our services in the San Francisco Bay Area in December 1997.
We launched our services in the Los Angeles, New York and Boston metropolitan areas in August 1998, in the Washington, D.C. and Seattle metropolitan areas in December 1998 and in the Philadelphia and Sacramento metropolitan areas in March 1999. In March 1998, we raised approximately $135 million through the issuance of 13 1/2% senior discount notes due 2008 (the "1998 Discount Notes") to fund the initial deployment of our networks. As a result of the strong market demand for high-speed Internet and network access, we plan to build our networks and offer our services in 22 regions nationwide. We estimate that when complete, our networks in these 22 regions will enable us to provide service to over 28 million homes and businesses in 28 of the top 50 metropolitan statistical areas in the United States.

   In January 1999, we entered into strategic relationships with AT&T Corp., NEXTLINK Communications, Inc. and Qwest Communications Corporation. As part of these strategic relationships, we received equity investments of $25 million from AT&T's venture capital arm and two affiliated funds ("AT&T Ventures"), $20 million from NEXTLINK and $15 million from Qwest (collectively, the "Strategic Investors"). Furthermore, AT&T, NEXTLINK and Qwest each entered into commercial agreements with us providing for the purchase, marketing and resale of our services, the purchase by us of fiber optic transport bandwidth, and collocation of network equipment.

   On January 27, 1999, we completed the initial public offering of 8,970,000 shares of common stock at an initial public offering price of $18.00 per share. We received net proceeds from the initial public offering of $150.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

   On February 11, 1999, we issued 12 1/2% Senior Notes due 2009 (the "1999 Notes") with an aggregate principal amount of $215 million. We received net proceeds of $205.1 million from this offering, $74.0 million of which was used to purchase pledged securities to secure the payment of the first six scheduled interest payments on the 1999 Notes.

   We believe that our business model offers attractive economics. Through our use of DSL technology, we can effectively leverage the existing telephone network copper infrastructure to deploy service more quickly and at lower costs than technologies such as cable modems and wireless data networks that require large initial infrastructure investments before service can be provided.

Industry Background

 Growing Market Demand for High-Speed Digital Communications Bandwidth

   High-speed connectivity has become important to small- and medium-sized businesses due to the dramatic increase in Internet usage. According to International Data Corporation ("IDC"), the number of Internet users worldwide reached approximately 69 million in 1997 and is forecasted to grow to approximately 320 million by 2002. The popularity of the Internet with consumers has driven the rapid proliferation of the Internet as a commercial medium, as businesses establish Web sites and corporate intranets and extranets to expand their customer reach and improve their communications efficiency. IDC also estimates that the value of goods and services sold worldwide through the Internet will increase from $12 billion in 1997 to over $400 billion in 2002. Accordingly, to remain competitive, small- and medium-sized businesses increasingly need high-speed Internet connections to maintain complex Web sites, access critical business information and communicate with employees, customers and business partners more efficiently. High-speed digital connections are also becoming increasingly important to businesses and consumers as more high bandwidth information and applications become available on the Internet.

   The demand for high-speed digital communications services for RLAN access is also growing rapidly. Over the past ten years, high-speed local area networks have become increasingly important to enterprises to enable employees to share information, send e-mail, search databases and conduct business. We believe that a large majority of personal computers used in enterprises are connected to local area networks. Enterprises are now seeking to extend this same high-speed connectivity to employees accessing the local area networks from home to improve employee productivity and reduce operating costs. Industry analysts estimate that the number of remote access lines in the U.S. will grow from approximately ten million in 1996 to approximately 30 million in 2000, a compound annual growth rate in excess of 30%.

   As businesses continue to increase their use of the Internet, intranets and extranets, we expect the market size for both small- and medium-sized business Internet and RLAN access to continue to grow rapidly causing the demand for high-speed digital communications services to also grow rapidly. However, the full potential of Internet and local area network applications cannot be realized without removing the performance bottlenecks of the existing public switched telephone network. Increases in telecommunications bandwidth have significantly lagged improvements in microprocessor performance over the last ten years. Since 1988, microprocessor performance has improved nearly 80-fold, while the fastest consumer modem connection has improved from 9.6 Kbps to 56.6 Kbps, a factor of six. According to industry analysts, there are nearly 40 million personal computers in U.S. homes today, and most of them can only connect to the Internet or their corporate local area network by low-speed analog lines. Higher speed connections are available, including:

    . Integrated Services Digital Network ("ISDN") - ISDN provides standard interfaces for digital communication networks and is capable of carrying data, voice, and video over digital circuits. ISDN protocols are used worldwide for connections to public ISDN networks or to attach ISDN devices to ISDN-capable PBX systems.

    . T1 Line - This is a Bell system term for a digital transmission link with a capacity of 1.544 Mbps.

    .  Frame Relay - A high-speed packet-switched data communications protocol.

While these services have recently experienced dramatic growth in the U.S., they are expensive and complex to order, install and maintain.

  Emergence of DSL Technology

   DSL technology emerged in 1990 and is commercially available today to address the performance bottlenecks of the public switched telephone network. DSL equipment, when deployed at each end of standard copper telephone lines, increases the data carrying capacity of these lines from analog modem speeds of
56.6 Kbps and ISDN speeds of 128 Kbps to DSL speeds of up to 6 Mbps depending on the length and condition of the copper line. Also, recent advances in semiconductor technology and digital signal processing algorithms and falling equipment prices have made the deployment of DSL technology on a widespread basis more economical. We anticipate that equipment prices will continue to fall as a result of continued advances in semiconductor technologies and increases in equipment production volumes.

   Because DSL technology reuses the existing copper plant, it is significantly less expensive to deploy on a broad scale than alternative technologies, such as cable modems, wireless data and satellite data. As a result, a significant portion of the investment in a DSL network is success-based, requiring a comparatively lower initial fixed investment. Subsequent variable investments in DSL technology are directly related to the number of paying customers.

   In January 1998, a number of companies, including Intel, Compaq Computer Corp., Microsoft Corp. and certain of the major incumbent local exchange carriers ("ILECs") jointly announced the formation of the Universal Asymmetrical Digital Subscriber Line Working Group ("UAWG"). The goal of UAWG is to publish a standard specification for a low-cost, consumer oriented asymmetrical digital subscriber line ("ADSL") hardware and software solution. Since we are a purchaser of ADSL equipment and a service provider, we have joined the UAWG and support its objectives. We believe that the efforts of the UAWG will lead to lower cost and more standardized ADSL hardware and software products. An initial draft of the specification was approved in June 1998 and a draft standard was adopted in October 1998. Aimed at consumers, the so-called G.lite specification has a maximum data throughput rate of 1.5 Mbps incoming and 512 Kbps outgoing.

 Impact of the Telecommunications Act of 1996

   The passage of the Telecommunications Act of 1996 ("1996 Act") created a legal framework for competitive local exchange carriers ("CLECs") to provide local analog and digital communications services in competition with the ILECs. The 1996 Act eliminated a substantial barrier to entry for CLECs by enabling them to leverage the existing infrastructure built by the ILECs, which required a $200 billion investment by ILECs and ILEC ratepayers, rather than constructing a competing infrastructure at significant cost. The 1996 Act requires ILECs, among other things,

    .  to allow CLECs to lease copper lines on a line by line basis,

    . to collocate DSL and other equipment in the ILECs' central offices to connect to the leased copper lines,

    . to lease access on the ILECs' inter-central office fiber backbone to link the CLECs' equipment, and

    . to use the ILECs' own operational support systems to place orders and access the ILECs' databases.

The 1996 Act in particular emphasized the need for competition-driven innovations in the deployment of advanced telecommunications services, such as our DSL services.

The Covad Solution

   We were formed to capitalize on the substantial business opportunity created by the growing demand for Internet and network access, the commercial availability of low cost DSL technology and the passage of the 1996 Act. Key aspects of our solution to provide high-speed digital communications services include:

    . an attractive value proposition that provides high-speed connections at similar or lower prices than alternative high-speed technologies currently available to customers;

    . a widely available, always-connected, secure network that facilitates deployment of Internet and intranet applications; and

    . a management team experienced in the data communications, telecommunications and personal computer industries.

   Attractive Value Proposition. We offer higher bandwidth digital connections than alternative services at similar or lower prices that do not vary with usage. For business Internet users, our high-end services offer comparable bandwidth to T1 and Frame Relay circuits at approximately 25% of the cost. For the RLAN market, our mid-range services are three to six times the speed of ISDN and up to ten times the speed of analog modems at monthly rates similar to or lower than those for heavily used ISDN lines. We believe that many of our enterprise customers can justify deploying lines to their employees if productivity improves by only a few hours per month based on increases in the number of hours worked and decreases in commute time and time spent waiting for information. For consumer Internet users, we expect that our future consumer services will be comparably priced to current cable modem services.

   Widely Available, Always-Connected, Secure Network. Our strategy of providing blanket coverage in each region we serve is designed to ensure that our services are available to the vast majority of our customers' end-users.
Our network provides 24-hour, always-on connectivity, unlike ISDN lines and analog modems which require customers to connect to the Internet or their local area network for each use. Also, because we use dedicated connections from each end-user to the ISP or enterprise network, our customers can reduce the risk of unauthorized access.

   Experienced Management Team. Our management team includes individuals with extensive experience in the data communications, telecommunications and personal computer industries, including Robert Knowling, Jr., President and Chief Executive Officer (former Executive Vice President of Operations and Technology at U S WEST Communications), founders Charles McMinn, Chairman of the Board, Charles Haas, Executive Vice President of Sales, and Dhruv Khanna, Executive Vice President, General Counsel and Secretary (all of whom worked at Intel), Timothy Laehy, Chief Financial Officer and Vice President, Finance (former Vice President of Corporate Finance and Treasurer of Leasing Solutions, Inc.), Rex Cardinale, Chief Technology Officer and Vice President of Engineering (former General Manager of the cc:Mail division of

Lotus Development Corporation), Catherine Hemmer, President of Operations (former Vice President, Network Reliability and Operations at U S WEST Communications, Inc., former General Manager, Network Provisioning at Ameritech Corporation and former Vice President, Network Services at MFS), Robert Roblin, Executive Vice President of Marketing (former Executive Vice President of Marketing at Adobe Systems, Inc. and former Vice President and General Manager of Marketing, Consumer Division at IBM Corporation), and Robert Davenport, III, Executive Vice President, Business Development (former Senior Vice President and Chief Operating Officer of Tele-Communication, Inc.'s Internet Services subsidiary TCI, NET). We have also hired Regional Presidents to cover all 22 of our regions.

Business Strategy

   Our objective is to become the leading high-speed Internet and network access provider offering DSL services in each region we enter. We introduced our services in the San Francisco Bay Area in December 1997, in the Los Angeles, New York and Boston metropolitan areas in August 1998, in the Washington, D.C. and Seattle metropolitan areas in December 1998 and in the Philadelphia and Sacramento metropolitan areas in March 1999. We plan to increase our network to 22 regions. The key elements of our strategy are as follows:

   Secure CLEC Status and Sign Interconnection Agreements in the Top U.S. Markets. We obtain CLEC status in each state that we enter and sign interconnection agreements with the relevant ILECs. As of January 31, 1999, we were authorized under state law to operate as a CLEC in 19 states, had pending applications in seven additional states and had entered into interconnection agreements with six different major ILECs in the majority of the states covering our 22 target markets. We intend to obtain authorization in the other states necessary to cover our 22 target regions and we are negotiating interconnection agreements with ILECs in the remaining states. In the aggregate, our 22 existing and target regions represent over 40% of the U.S. population. We believe we have gained a competitive advantage by rapidly securing CLEC status and signing interconnection agreements in multiple regions.

   Enter and Roll Out Service Rapidly in These Markets. We seek to be the first CLEC to enter and roll out service broadly in our target regions in order to:

    .  secure central office collocation space prior to our competitors;

    .  secure and retain customers before significant DSL competition arises;

    . maintain advantages over competitors through superior coverage and high customer satisfaction; and

    . build the largest volume and market share in order to allow us to reduce the costs and prices of our services and, where we are first to market, maintain our leadership position.

   Provide Pervasive Coverage. We are pursuing a blanket coverage strategy of providing service in a substantial majority of the central offices in each region that we enter since our ISP customers desire to market their Internet access services on a region-wide basis. Blanket coverage is also important to our enterprise customers since the typical enterprise customer desires to offer RLAN access to all employees regardless of where they reside in the region. In addition, we believe our presence in 22 markets will allow us to better serve our ISP and enterprise customers which are increasingly seeking a single supplier in multiple metropolitan areas.

   Focus on Packet Data Services. Although we are authorized to provide both data and voice services, we are presently focusing on packet data services. We believe that we can provide a superior digital service while avoiding the significant investment that would be required to compete in the analog voice market.

   Sell Directly to ISPs and Enterprises that Can Provide a Large Number of End-Users. We target ISPs that can offer their end-users cost and performance advantages for Internet access using our services. Over 100 ISPs currently resell our services. Our direct sales force also specifically targets enterprises that we estimate to have over 500 existing ISDN or analog modem-based RLAN users. We believe that we offer these customers higher performance and dedicated services at similar or lower prices than those of alternative technologies.

   Leverage the Success-Based Economics of DSL. Because we use DSL technology, a significant portion of our capital expenditures are success-based. We estimate that approximately 50% of our cumulative capital expenditures over the next five years will be for DSL equipment that is directly related to our end-user subscription rate.

   Establish Relationships with ISPs and Other Industry Participants. We do not provide Internet access directly to any of our customers. Instead, we provide connections to ISPs, which in turn offer high-speed Internet access using our network. In this way, we:

    . carry the traffic of multiple ISPs in any region, increasing our volume and reducing our costs;

    . leverage our selling efforts through the sales and support staff of these ISPs;

    . offer ISPs a non-competitive transport alternative, since the ILEC typically provide its own Internet access services in competition with ISPs; and

    . provide ISPs a high-speed service offering to compete with cable-based Internet access.

   We are developing a service offering that we believe will also be increasingly attractive to the facilities-based long distance carriers ("IXCs") and other CLECs. As we roll out our network in 22 markets nationwide, we can increasingly serve as a single packet network service provider to other telecommunications service companies who seek to offer packet based services to their customers. Also, we can carry the traffic of multiple IXC and CLEC partners and potentially provide these services at price points that are more attractive than any one other company can provide for itself. These companies are also seeking an alternative to dealing with each ILEC in every region in which they would like to offer service. Finally, since our networks serve predominately small business and residential end-users, these networks are complementary to the large business focused networks of these IXCs and other CLECs. We believe that these are some of the reasons AT&T, NEXTLINK and Qwest have entered into relationships with us. We are currently discussing relationships with other IXCs and other CLECs and intend to continue these discussions as our networks are deployed in our 22 target markets.

   Provide a Superior Product and Service Solution. We believe that we can build a significant competitive position by providing a comprehensive product and service solution to our customers. We undertake to provide all of the necessary product and service elements required to establish and maintain digital services in our target markets including:

    . managing the ILEC's delivery and testing of copper lines used for our service;

    .  performing any in-building wiring required to initiate service;

    . selling and configuring the DSL modem required at each end-user site;

    . providing 24 hour, seven days a week ("24x7") monitoring of each end-user line; and

    . designing and provisioning an enterprise's overall RLAN network including equipment selection, programming and troubleshooting.

Our Product and Service Offerings

   As of December 31, 1998, we offered six flat rate digital services under the TeleSpeed brand to connect our customers' end-users to our regional data centers. In addition, ISP and enterprise customers may purchase backhaul services from us to connect their facilities to our regional data centers.

 TeleSpeed Services

   Our TeleSpeed services connect individual end-users on conventional copper lines to our DSL equipment in their serving central office and from there to our packet digital network serving that metropolitan area. An ILEC's infrastructure consists of numerous central offices which are connected by a fiber optic backbone to a regional office that routes local and long distance traffic. Each central office collects the individual copper lines from end-users' premises in the neighborhood.

   The TeleSpeed services are TeleSpeed 144, TeleSpeed 192, TeleSpeed 384, TeleSpeed 768, TeleSpeed 1.1, TeleSpeed 1.5 and TeleSpeed Remote. The chart below compares the performance and markets for each of our end-user services as of December 31, 1998. The particular TeleSpeed service available to an end-user depends on the user's distance to the central office. We believe that substantially all of our potential end-users in our target markets can be served with one of our services. We estimate that approximately 70% of end-users are within 18,000 feet of a central office and can be served by at least our TeleSpeed 384 service. We also believe at least a majority of potential end-users will be able to obtain our highest speed service offering. However, the specific number of potential end-users for the higher speeds will vary by central office and by region and will be affected by line quality.

                          Speed To        Speed From      Range*
        Service           End-User         End-User       (feet)                Market/Usage
-----------------------  ---------        ----------      -------     ------------------------------------
TeleSpeed 144..........  144 Kbps         144 Kbps        35,000      ISDN replacement, non-standard lines
TeleSpeed 192..........  192 Kbps         192 Kbps        18,000      RLAN, business Internet
TeleSpeed 384..........  384 Kbps         384 Kbps        18,000      RLAN, business Internet
TeleSpeed 768..........  768 Kbps         768 Kbps        13,500      Business Internet
TeleSpeed 1.1..........  1.1 Mbps         1.1 Mbps        12,000      Business Internet
TeleSpeed 1.5..........  1.5 Mbps         384 Kbps        15,000      High-speed Web access
--------------------------

 * Estimated maximum distance from the end-user to the central office.

   Prices for our end-user services may vary depending upon the performance level of the service. For example, our TeleSpeed 144 and 192 services are our lowest priced end-user services and our TeleSpeed 1.1 and 1.5 services are our highest priced end-user services. Our prices also vary across regions and for high volume customers that are eligible for volume discounts. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors--We cannot predict our success because our business and pricing models are unproven" for a discussion of the risks associated with our ability to sustain current price levels in the future.


   TeleSpeed 144. Our TeleSpeed 144 service operates at up to 144 Kbps in each direction, which is similar to the performance of an ISDN line. This service, which can use existing ISDN equipment at the end-user site, is targeted at the ISDN replacement market where its per month flat rate can compare favorably to ISDN services from the ILEC when per-minute usage charges apply. It is also the service that we offer on copper lines that are either too long to carry our higher speed services or are served by digital loop carrier systems or similar equipment where a continuous copper connection is not available from the end-user site to the central office.

   TeleSpeed 192. This service provides one and a half to three times the performance of ISDN at similar or lower price points to heavily-used ISDN lines.

   TeleSpeed 384. This service provides three to six times the performance of ISDN at similar price points to heavily-used ISDN lines.

   TeleSpeed 768. This service provides one-half the bandwidth of a T1 data circuit at substantially less than one-half of the monthly price that we estimate is typical for T1 service. The target market for the TeleSpeed 768 service is small businesses needing moderate speed access to the Internet but who have previously been unable to afford the price of such service. The service also competes favorably from a price/performance standpoint with traditional fractional T1 and Frame Relay services for these same customers.

   TeleSpeed 1.1. This service provides over two-thirds the bandwidth of a T1 data circuit at substantially less than one-half of the monthly price that we estimate is typical for T1 service. The target market for the TeleSpeed 1.1 service is small businesses needing T1-level access to the Internet which have previously been unable to afford the price of such service. The service also competes favorably from a price/performance standpoint with traditional fractional T1 and Frame Relay services for these same customers.

   TeleSpeed 1.5. TeleSpeed 1.5 is our only asymmetric service, i.e., with different speeds to and from the end-user. This service is intended for end-users who consume more bandwidth than they generate, and is especially useful for accessing Web sites. The service also provides the highest performance of any TeleSpeed service to stream video or other multimedia content to end-user locations.

   TeleSpeed Remote. This nationwide high-speed access service provides secure interconnection between corporations, remote branch offices and teleworkers in geographically distant locations. This service is targeted at small and midsized businesses who want high-speed remote office connections at a cost lower than ISDN or frame relay services.

 Backhaul Services

   We provide two backhaul services from our regional network to an ISP or enterprise customer site. These services include the aggregation of all individual end-users in a metropolitan area and transmission of the packet information to the customer on a single high-speed line. The services, prices and suggested maximum aggregation of end-user traffic are as follows:

   Covad DS1. Our DS1 backhaul service is intended for the small business with up to 50 RLAN end-users. The service operates at 1.5 Mbps and implements a Frame Relay protocol compatible with most low-end and mid-range routers. As of December 31, 1998, the price for each service was $975 per month.

   Covad DS3. Our DS3 backhaul service is targeted to large ISPs and enterprises with up to 1,000 end-users. The service utilizes an asynchronous transfer mode ("ATM") protocol that efficiently handles the high data rates involved and operates at up to 45 Mbps. As of December 31, 1998, the price for each service was $4,000 per month.

 Non-Recurring Charges

   In addition to monthly service charges, as of December 31, 1998, we impose non-recurring charges of $325 for ISP and RLAN end-users, $2,500 for a DS1 backhaul and $7,500 for a DS3 backhaul. Customers must also have purchased a DSL modem, priced from $399 to $600, from us or a third party for each end-user of the TeleSpeed 144 service, or from us for $400 to $550 for higher speed TeleSpeed services. Fees and charges described herein are subject to change.

Our Regional Rollout

   As part of our strategy to become a leading provider of DSL high-speed digital communications services in the U.S., we intend to build networks and offer services in 22 regions. We introduced our services in the San Francisco Bay Area in December 1997, in the Los Angeles, New York and Boston metropolitan areas in August 1998, in the Washington, D.C. and Seattle metropolitan areas in December 1998 and in the Philadelphia and Sacramento metropolitan areas in March 1999. As a result of the strong market demand for high-speed digital communications services, we have increased our target markets to the following 22 regions:

West                          Central                    East
----                          -------                    ----
Los Angeles                   Austin                     Atlanta
Phoenix                       Chicago                    Baltimore
Portland                      Dallas                     Boston
Sacramento                    Denver                     Miami
San Diego                     Detroit                    New York
San Francisco                 Houston                    Philadelphia
Seattle                       Minneapolis                Raleigh
                                                         Washington, D.C.

Customers

   We offer our services to ISPs and enterprises. According to Claritas, Inc., a leading provider of diagnostic databases, there are over 169,000 businesses in the U.S. with over 100 employees, of which we estimate that 34,000 are in the six metropolitan areas that we initially targeted and approximately 71,000 are in all of our 22 targeted regions. As of January 31, 1999, we had entered into service agreements with more than 100 ISP and enterprise customers and had over 4,000 end-user lines in operation with over 100 ISP and enterprise customers and we were in the initial stages of provisioning backhaul service and end-user lines to over 100 additional ISP and enterprise customers. The following is a list of selected ISP and enterprise customers:

Selected ISP Customers                           Selected Enterprise Customers
----------------------                           -----------------------------
Bay Junction Technology                          Apple Computer
Brainstorm Networks                              Cisco Systems
Concentric Network Corporation                   E*Trade Group
Direct Network Access, Ltd.  (DNAI)              Fireman's Fund Insurance
DSL Networks Inc.                                Inktomi
Epoch Networks                                   Intel
Flashcom, Inc.                                   Oracle Corporation
Globix Corporation                               PeopleSoft
Lan Minds, Inc.                                  Spelling Entertainment
Prodigy                                          Stanford University
Slip.Net, Inc.                                   Sun Microsystems Inc.
Verio Inc.                                       Tandem Computers
Whole Earth Networks                             WebTV

   Our agreements with ISPs generally have terms of one year and provide for cooperative advertising of the TeleSpeed brand. The agreements are nonexclusive and do not require the ISP to generate a minimum number of TeleSpeed users. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors--We depend on ISPs and other third parties, particularly AT&T, NEXTLINK and Qwest, for the marketing and sale of our services."

   Our practice with respect to our enterprise customers has been to enter into an arrangement for a negotiated price to install the service initially to a small number of end-users. An enterprise customer decides whether to implement a broad rollout of our services after evaluating the results of this initial phase of deployment. To date, an enterprise customer's initial phase of deployment and its decision to roll out our service to additional end users has taken at least six months, and has generally taken longer than we originally expected. As of December 31, 1998, a substantial majority of our enterprise customers had not yet rolled out our services broadly to their employees. We will not receive significant revenue from an enterprise customer until and unless these rollouts occur. During the lengthy sales cycle for an enterprise customer, we incur significant expenses in advance of the receipt of revenues.

Sales and Marketing

   Business and Consumer Internet. For the business and consumer Internet access markets, we sell our service to ISPs that combine our lines with their Internet access services and resell the combination to their existing and new end-users. We address these markets through sales and marketing personnel dedicated to the ISP sales channel. We supplement our sales efforts to ISPs through training programs and marketing programs that include promotions and sales incentives designed to encourage the ISPs to sell our services instead of those of its competitors. As of December 31, 1998, we had more than 100 ISP customers with their own sales personnel marketing Internet services. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors--We depend on ISPs and other third parties, particularly AT&T, NEXTLINK and Qwest, for the marketing and sale of our services."

   Remote Local Area Network. We market our RLAN services to businesses through a direct sales force, augmented by marketing programs with value added resellers and IXCs. The direct sales force is organized by region, each managed by a regional sales director who is responsible for lead generation and sales and marketing efforts to RLAN customers. The sales force is directed to deal directly with the chief information officer and the telecommunications manager responsible for remote access within an enterprise. We augment our sales efforts to RLAN customers through partnerships with value added resellers, including systems integrators that can offer our TeleSpeed service as part of a complete work-at-home solution to businesses.

   Third Party Relationships. A key element of our strategy is to enter into relationships with leading telecommunications companies, including CLECs and IXCs, in which those companies resell our TeleSpeed services to their customers. For example, we recently entered into commercial agreements with each of AT&T, NEXTLINK and Qwest providing for the purchase, marketing and resale of our services, primarily to their small business and enterprise customers. We believe that these indirect sales channels will enable us to penetrate our target markets more rapidly and eventually will generate the majority of sales of our services. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors--We depend on ISPs and other third parties, particularly AT&T, NEXTLINK and Qwest, for the marketing and sale of our services."

   We are also pursuing several types of joint marketing arrangements with our ISP and enterprise customers. For example, we provide our ISP customers with market development funds for the promotion of the TeleSpeed service. In addition, certain of our equipment suppliers have promoted our services through seminars to corporate communications managers in the San Francisco Bay Area. We also support our sales efforts with marketing efforts that include advertising programs through radio and other popular media, attendance at trade shows and presentations at industry conferences.

Service Deployment and Operations

   ISPs and corporate communications managers typically have had to assemble their digital communications connections using multiple service and equipment suppliers. This leads to additional work, cost and coordination problems. With our TeleSpeed service, we emphasize a one-stop total service solution for our customers. This service solution includes:

    .  extending our network to customers and end-users;

    .  end-user premises wiring and modem configuration;

    .  ongoing network monitoring, customer reporting; and

    .  customer service and technical support.

   Extending our Network to Customers and End-Users. We work with our ISP and enterprise customers to extend our network to each customer premise and each end-user premise by ordering circuits from the ILEC or a CLEC, interconnecting the customers and end-users to our network, testing the circuits, configuring customer routers or switches and end-user routers and monitoring the circuits from the network operations center.

   End-User Premises Wiring. We use our own and subcontracted field service crews and trucks to perform any required inside wiring at each end-user site.

   Network Monitoring. We monitor our network from the network operations center on a continuous basis, which often enables the correction of potential network problems before a customer or end-user is affected. We have also developed network capability to provide ISP and enterprise customers direct monitoring access of their end-users for more efficient monitoring of their own network performance.

   Customer Reporting. We communicate regularly with our customers about the status of their end-users. We also operate a toll-free customer care help line. Additionally, we provide Web-based tools to allow individual ISPs and enterprise communications managers to monitor their end-users directly, to place orders for new end-users, to enter trouble tickets on end-user lines and to communicate with us on an ongoing basis.

   Customer Service and Technical Support. We provide 24x7 service and technical support to our ISP customers and enterprise communications managers. The ISP and communications manager serve as the initial contact for service and technical support, and we provide the second level of support. By avoiding the higher cost of providing direct end-user support, we believe we can grow our customer base more rapidly with lower customer support costs.

Network Architecture and Technology

   The key design principles of our network are to provide: (i) robust network security required for enterprise intranet applications, (ii) consistent and scalable performance and (iii) intelligent end-to-end network management.

   Robust Network Security. Modem access to enterprise networks presents significant security risks, since any telephone can be used to attempt to access such a network simply by dialing the telephone number. As a result, enterprises expend significant effort and resources to prevent unauthorized access. Enterprises also typically limit remote access users to reading e-mail or other non-sensitive applications. Our network is designed to provide enhanced security to ensure secure availability of all internal applications and information for remote locations. Our permanent virtual circuit network architecture connects individual end-users at fixed locations to a single enterprise, which reduces the possibility of unauthorized access and allows our customers to safely transmit sensitive information and applications over our TeleSpeed lines.

   Consistent and Scalable Performance. We believe that eventually public packet networks will evolve to replace over 40 million modems currently connected to circuit switched networks that have been deployed in the U.S. As such, we designed our network for scalability and consistent performance to all users as the network grows. We have designed a "star topology" network similar to the most popular local area network networking architecture currently used in high performance enterprise networks. In this model, new capacity is added automatically as each new user receives a new line. We also use ATM equipment in our networks that implement packet switching directly in silicon circuits rather than slower router-based designs that implement switching in router software.

   Intelligent End-to-End Network Management. Because the customers' and end-users' lines are "always-on," they can also always be monitored. We have visibility from the ISP or enterprise site across the network and into the end-user's home or business. Because our network is centrally managed, we can identify and dynamically enhance network quality, service and performance and address network problems promptly.

   The primary components of our network are the network operations center, regional data centers, our high-speed private metropolitan networks, central office collocation spaces (including digital subscriber line access multiplexers ("DSLAMs")), copper telephone lines and DSL modems.

   Network Operations Center. Our entire network is managed from the network operations center. We provide end-to-end network management using advanced network management tools on a 24x7 basis, which enhances our ability to address performance or connectivity issues before they affect the end-user experience. From the network operations center, we can monitor the equipment and circuits in each metropolitan network (including the ATM equipment), each central office (including the DSLAMs) and individual end-user lines (including the DSL modems). Currently, the network operations center is collocated with our San Francisco Bay Area regional data center. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors--A system failure could delay or interrupt service to our customers."

   Regional Data Centers. The regional data centers act as service hubs for each metropolitan area that we enter. Data and network management traffic from each central office is collected at the regional data center and switched to our network operations center. We design the regional data centers for high availability including battery backup power, redundant equipment and active network monitoring.

   Private Metropolitan Network. We operate our own private metropolitan network in each region that we enter. The network consists of high-speed ATM communications circuits that we lease to connect our regional data centers, our equipment in individual central offices and our enterprise and ISP customers. This network operates at a speed of 45 to 155 Mbps.

   Collocation Spaces. Through our interconnection agreements with the ILECs, we seek to secure collocation space in every central office where we desire to offer service. These collocation spaces are designed to offer the same high reliability and availability standards as the ILEC's other central office space. We require access to these collocation spaces for our equipment and for persons employed by, or under contract with, us. We place DSLAMs in our collocation spaces to provide the high-speed DSL signals on each copper line to our end-users. We expect to deploy 40 to 250 central office spaces in any metropolitan area that we enter. As of January 31, 1999, we had over 165 central office spaces operational. In addition, we have a significant number of additional spaces under construction as well as other spaces on order from various ILECs. In December 1998, we entered into a professional service arrangement with Lucent Technologies to augment and accelerate its ability to deploy its collocation facilities.

   Copper Telephone Lines. We lease the copper telephone lines running to end-users from the ILEC under terms specified in our interconnection agreements. We lease lines that, in numerous cases, must be specially conditioned by the ILEC to carry digital signals, usually at an additional charge relative to that for voice grade copper lines. The price we are obligated to pay for these lines currently varies from $4 to $43 per month per line with additional one-time charges in some cases for installation, modification or removal of lines.

   DSL Modems and On-Site Connectivity. We buy our DSL modems from our suppliers for resale to our ISP or enterprise customers for use by their end-users. We configure and install these modems along with any required on-site wiring needed to connect the modem to the copper line leased from the ILEC. Currently, the DSL modem and DSLAM equipment used must come from the same vendor for all services, except the equipment used in our TeleSpeed 144 services, since there are not yet interoperability standards for the equipment used in our higher-speed services.

   We are also pursuing a program of ongoing network development. Our service development and engineering efforts focus on the design and development of new technologies and services to increase the speed, efficiency, reliability and security of our network and to facilitate the development of network applications by third parties that will increase the use of our network. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors--The scalability and speed of our network remains largely unproven."

Competition

   The markets for business and consumer Internet transport and RLAN access services are intensely competitive, and we expect that such markets will become increasingly competitive in the future. Many of our competitors are offering, or may soon offer, technologies and services that directly compete with some or all of our high-speed digital services. Such technologies include ISDN, DSL, wireless data and cable modems. The principal bases of competition in our markets include:

    .  breadth of service availability;

    .  price/performance;

    .  transmission speed;

    .  reliability of service;

    .  network security;

    .  ease of access and use;

    .  content bundling;

    .  customer support;

    .  brand recognition;

    .  operating experience;

    .  capital availability; and

    .  exclusive contracts.

   We believe that we compare unfavorably with our competitors with regard to, among other things, brand recognition, operating experience, exclusive contracts, and capital availability. Many of our competitors and potential competitors have substantially greater resources than we do, and we cannot assure you that we will be able to compete effectively in our target markets.

   Incumbent Local Exchange Carriers. All of the largest ILECs present in our target markets are conducting technical and/or market trials or have entered into commercial deployment of DSL-based services. We recognize that each ILEC has the potential to quickly overcome many of the issues that we believe have slowed wide deployment of DSL services by ILECs in the past. The ILECs currently represent and will in the future increasingly represent strong competition in all of our target service areas. The ILECs have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. Certain of the ILECs have aggressively priced their consumer ADSL services as low as $30-$40 per month, placing pricing pressure on our TeleSpeed services. The ILECs are in a position to offer service from central offices where we are unable to secure collocation space and offer service because of asserted or actual space restrictions. This provides the ILECs with a competitive advantage. Accordingly, we may be unable to compete successfully against the ILECs.

   Cable Modem Service Providers ("CMSPs). CMSPs such as @Home Network and MediaOne (and their respective cable partners) are deploying high-speed Internet access services over hybrid fiber coaxial cable networks. Hybrid fiber coaxial cable is a combination of fiber optic coaxial cable, which has become the primary architecture utilized by cable operators in recent and ongoing upgrades of their systems. Where deployed, these networks provide similar and in some cases higher-speed Internet access and RLAN access than we provide. They also offer these services at lower price points than our TeleSpeed services and target residential consumers, as well as business customers. They achieve these lower price points in part by offering a consumer grade of service, which shares the bandwidth available on the cable network among multiple end-users. This architecture is well-suited to compete with our consumer Internet market but is less well-suited to our markets for business Internet access and RLAN access where guaranteed bandwidth, symmetric upstream and downstream bandwidth and network security issues are more important than in the consumer market. In addition, different regions within a metropolitan area may be served by different CMSPs, making it more difficult to offer the blanket coverage required by potential business and RLAN access customers. Also, much of the current cable infrastructure in the U.S. must be upgraded to support cable modems, a process which we believe is significantly more expensive and time-consuming than the deployment of DSL-based networks. Actual or prospective CMSP competition may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for its services.

   National Long Distance Carriers. IXCs, such as AT&T, Sprint, MCI WorldCom and Qwest, have deployed large-scale Internet access networks and ATM networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the ILECs and a number of collocation spaces from which they are currently offering or could begin to offer competitive DSL services.

   Fiber-Based CLECs. Companies such as Teleport Communications Group, Inc. (acquired by AT&T), Brooks Fiber Properties, Inc. (acquired by MCI WorldCom) and MFS (acquired by MCI WorldCom) have extensive fiber networks in many metropolitan areas primarily providing high-speed digital and voice circuits to large corporations. They also have interconnection agreements with the ILECs pursuant to which they have acquired collocation space in many markets targeted by us. These companies are modifying or could modify their current business focus to include residential and small business customers using DSL in combination with their current fiber networks.

   Internet Service Providers. ISPs such as BBN (acquired by GTE), UUNET Technologies (acquired by MCI WorldCom), Earthlink Networks, Concentric Network, Mindspring Enterprises, Netcom On-Line Communication Services and PSINet provide Internet access to residential and business customers, generally using the existing public switched telephone network at ISDN speeds or below. Some ISPs such as UUNET Technologies in California and New York, HarvardNet Inc. and InterAccess have begun offering DSL-based services. To the extent we are not able to recruit ISPs as customers for our service, ISPs could become competitive DSL service providers.

   Online Service Provider ("OSPs"). OSPs include companies such as America Online ("AOL"), Excite, Inc. (recently acquired by @Home), Compuserve (acquired by AOL), MSN (a subsidiary of Microsoft Corp.) and WebTV (acquired by Microsoft Corp.) that provide, over the Internet and on proprietary online services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enable the provision of digital services to the significant number of consumers who have personal computers with modems. In addition, they provide Internet connectivity, ease-of-use and consistency of environment. Many of these OSPs have developed their own access networks for modem connections. If these OSPs were to extend their access networks to DSL or other high-speed service technologies (such as through the recent merger of Excite and @Home), they would become competitors of ours.

   Wireless and Satellite Data Service Providers ("WSDSPs"). WSDSPs are developing wireless and satellite-based Internet connectivity. We may face competition from terrestrial wireless services, including two Gigahertz ("Ghz") and 28 Ghz wireless cable systems (Multi-channel Microwave Distribution System ("MMDS") and Local Multi-channel Distribution System ("LMDS")), and 18 Ghz and 39 Ghz point-to-point microwave systems. For example, the Federal Communications Commission ("FCC") is currently considering new rules to permit MMDS licensees to use their systems to offer two-way services, including high-speed data, rather than solely to provide one-way video services. The FCC also recently auctioned spectrum for LMDS services in all markets. This spectrum is expected to be used for wireless cable and telephony services, including high-speed digital services. In addition, companies such as Teligent Inc., Advanced Radio Telecom Corp. and WinStar Communications, Inc., hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing.

   We also may face competition from satellite-based systems. Motorola Satellite Systems, Inc., Hughes Communications (a subsidiary of General Motors Corporation), Teledesic and others have filed applications with the FCC for global satellite networks which can be used to provide broadband voice and data services, and the FCC has authorized several of these applicants to operate their proposed networks.

   Other CLECs. Other companies such as Rhythms NetConnections and NorthPoint Communications offer high-speed digital services using a business strategy similar to ours. The 1996 Act specifically grants any and all CLECs the right to negotiate interconnection agreements with the ILEC. Further, the 1996 Act allows CLECs to enter into interconnection agreements which are identical in all respects to ours. We have already had an interconnection agreement copied in this manner.

   As a first mover in selected markets that we enter, we seek the following strategic benefits: (i) securing and retaining customers before the same high-speed services are available from others, (ii) engendering end-user loyalty through superior coverage and high customer satisfaction and (iii) capturing the largest customer base and thereby achieving economies of scale sufficient to drive down prices and develop a leadership position. We may not be able to achieve these benefits if substantial competition from any of the foregoing competitors exists or develops in our markets.

Interconnection Agreements with ILECs

   A critical aspect of our business is our interconnection agreements with the ILECs. These agreements cover a number of aspects including:

    .  the price we pay to lease access to the ILEC's copper lines;

    . the special conditioning the ILEC provides on certain of these lines to enable the transmission of DSL signals;

    . the price and terms for collocation of our equipment in the ILEC's central offices;

    .  the price we pay and access we have to the ILEC's transport facilities;

    . our ability to access conduits and other rights of way the ILEC has to construct our own network facilities;

    . the operational support systems and interfaces that we can use to place orders and trouble reports and monitor the ILEC's response to our requests;

    . the dispute resolution process that we use to resolve disagreements on the terms of the interconnection contract; and

    . the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of the ILEC relationship.

   As of January 31, 1999, we have entered into interconnection agreements with six different major ILECs in the majority of the states covering our target markets. ILECs do not in many cases agree to our requested provisions in interconnection agreements and we have not consistently prevailed in obtaining all of our desired provisions in such agreements either voluntarily or through the interconnection arbitration process. We cannot be sure that we will be able to continue to sign interconnection agreements with existing or other ILECs. We are currently negotiating agreements with several ILECs in our 22 announced regions which are necessary before we can expand our services into these metropolitan areas served by such ILECs. The ILECs are also permitting CLECs to adopt previously signed interconnection agreements. In certain instances, we have adopted the interconnection agreement of another CLEC. Other CLECs have also adopted the same or modified versions of our interconnection agreements, and may continue to do so in the future.

   Our interconnection agreements have a maximum term of three years, requiring us to renegotiate our existing agreements in the future. Although we expect to renew our interconnection agreements and believe the 1996 Act limits the ability of ILECs not to renew such agreements, we can give you no assurance that existing or new agreements will be extended or renegotiated on favorable terms. Additionally, our interconnection agreements are subject to interpretation by both parties and there may arise differences in interpretation that cannot be resolved on favorable terms. Finally, the interconnection agreements are subject to state commission, FCC and judicial oversight. We can give you no assurance that these bodies will not modify the terms or prices of our interconnection agreements in ways that adversely affect our business, prospects, operating results and financial condition.

Government Regulation

   Overview. Our services are subject to a variety of federal regulations. With respect to certain activities and for certain purposes, we have submitted our operations to the jurisdiction of state and local authorities who may also assert more extensive jurisdiction over our facilities and services. The FCC has jurisdiction over all of our services and facilities to the extent that we provide interstate and international services. To the extent we provide identifiable intrastate services, our services and facilities are subject to state regulations. In addition, local municipal government authorities also assert jurisdiction over our facilities and operations. The jurisdictional reach of the various federal, state and local authorities is subject to ongoing controversy and judicial review, and we cannot predict the outcome of such review.

   Federal Regulation. We must comply with the requirements of the Communications Act of 1934, as amended by the 1996 Act, as well as the FCC's regulations under the statute. The 1996 Act eliminates many of the pre-existing legal barriers to competition in the telecommunications and video programming communications businesses, preempts many of the state barriers to local telecommunications service competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers. The law delegates to the FCC and the states broad regulatory and administrative authority to implement the 1996 Act.

   Among other things, the 1996 Act removes barriers to entry in the local telecommunications market. It does this by preempting state and local laws that are barriers to competition and by requiring ILECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers, IXCs and CLECs such as us.

   Regulations promulgated by the FCC under the 1996 Act specify in greater detail the requirements of the 1996 Act imposed on the ILECs to open their networks to competition by providing competitors interconnection, collocation space, access to unbundled network elements, retail services at wholesale rates and nondiscriminatory access to telephone poles, ducts, conduits, and rights-of-way. The requirements enable companies such as us to interconnect with the ILECs in order to provide local telephone exchange services and to use portions of the ILECs' existing network to offer new and innovative services such as our TeleSpeed services. The U.S. Supreme Court has recently ruled on challenges to the FCC regulations. Although the U.S. Supreme Court upheld most of the FCC's authority and its regulations, the FCC must now reexamine and redefine which unbundled networks elements the ILECs must offer. There can be no guarantee that the FCC will not issue new regulations that have a material adverse impact on our ability to compete.

   The 1996 Act also allows the Regional Bell Operating Companies ("RBOCs"), which are the ILECs created by AT&T's divestiture of its local exchange business, to enter the long distance market within their own local service regions upon meeting certain requirements. The remaining RBOCs include BellSouth, Bell Atlantic Corporation, Ameritech Corporation, U S WEST Communications, Inc. and SBC Communications, Inc. The timing of the various RBOCs' entry into their respective in-region long distance service businesses is also extremely uncertain. The timing of the various RBOCs' in-region long distance entry will likely affect the level of cooperation we receive from each of the RBOCs.

   In addition, the 1996 Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. ILEC tariff filings at the FCC have been subjected to increasingly less regulatory review. However, precisely when and to what extent the ILECs will secure pricing flexibility or other regulatory freedom for their services is uncertain. For example, under the 1996 Act, the FCC is considering eliminating certain regulations that apply to the ILEC's provision of services that are competitive with ours. The timing and the extent of regulatory freedom and pricing flexibility and regulatory freedom granted to the ILECs will affect the competition we face from the ILECs' competitive services.

   Further, the 1996 Act provides the FCC with the authority to forbear from regulating entities such as us who are classified as "non-dominant" carriers. The FCC has exercised its forbearance authority. As a result, we are not obligated to obtain prior certificate approval from the FCC for our interstate services or file tariffs for such services. We have determined not to file tariffs for our interstate services. We provide our interstate services to our customers on the basis of contracts rather than tariffs. We believe that it is unlikely that the FCC will require us to file tariffs for our interstate services in the future.

   On March 18, 1999, the FCC announced that it was adopting rules to strengthen collocation requirements and reduce the costs and delays associated with collocation. In particular, the FCC is requiring ILECs to make new collocation arrangements, including cageless and shared collocation, available to competing carriers. New entrants will be able to locate all equipment necessary for interconnection, whether or not such equipment has a switching function. The actual text of the FCC's March 1999 order has not yet been issued and we can give you no assurances that the actual regulations when implemented will materially enhance our ability to obtain collocation facilities. In the same announcement, the FCC provided notice of proposed rule making proceeding. The FCC tentatively concluded that it is technically feasible for two different carriers sharing a single line to provide traditional voice service and advanced services. The notice will seek comments on the operational, pricing, legal and policy ramifications of mandating such line sharing at the federal level. If adopted, these rules could materially lower the price we pay to lease access to the ILEC's copper lines. While we believe that these rules would be advantageous to us, we can give no assurances that the FCC will actually implement such rules.

   Any changes in applicable federal law and regulations, in particular, changes in its interconnection agreements with ILECs, the prospective entry of the RBOCs into the in-region long distance business and grant of regulatory freedom and pricing flexibility to the ILECs, could have a material adverse impact on our business prospects, operating results and financial condition.

   State Regulation. To the extent we provide identifiable intrastate services or have otherwise submitted ourselves to the jurisdiction of the relevant state telecommunications regulatory commissions, we are subject to such jurisdiction. In addition, certain states have required prior state certification as a prerequisite for processing and deciding an arbitration petition for interconnection under the 1996 Act. As of December 31, 1998, we were authorized under state law to operate as a CLEC in 19 states, have pending applications in seven additional states, and intend to obtain authorization in the other states necessary to cover our 22 target regions. We have pending arbitration proceedings in different states for interconnection arrangements with the relevant ILECs. We have concluded arbitration proceedings in a number of states by entering into interconnection agreements with the relevant ILECs. We have filed tariffs in certain states for intrastate services as required by state law or regulation. We are also subject to periodic financial and other reporting requirements of these states with respect to our intrastate services.

   The different state commissions have various proceedings to determine the rates, charges and terms and conditions for unbundled network elements (unbundled network elements are the various portions of an ILEC's network that a CLEC can lease for purposes of building a facilities-based competitive network, including copper lines, central office collocation space, inter-office transport, operational support systems, local switching and rights of way), as well as the discount for wholesale services that we purchase from the relevant ILEC. The rates set forth in our interconnection agreements are interim rates and will be prospectively, and, in some cases, retroactively, affected by the permanent rates set by the various state commissions for such unbundled network elements as unbundled loops and interoffice transport. We have participated in unbundled network element rate proceedings in the states of California and Washington in an effort to reduce these rates. Any state commission rate determinations to increase unbundled network element rates could have a material adverse effect on our business, prospects, operating results and financial condition.

   The applicability of the various state regulations on our business and compliance requirements will be further affected to the extent to which our services are determined to be intrastate services. Jurisdictional determinations of our services as intrastate services could have a material adverse effect on our business, prospects, operating results and financial condition.

   Local Government Regulation. We may be required to obtain various permits and authorizations from municipalities in which we operate our own facilities. The issue of whether actions of local governments over the activities of telecommunications carriers, including requiring payment of franchise fees or other surcharges, pose barriers to entry for CLECs which may be preempted by the FCC is the subject of litigation. Although we rely primarily on the unbundled network elements of the ILECs, in certain instances we deploy our own facilities, including fiber optic cables, and therefore may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could have a material adverse effect on our business, prospects, operating results and financial condition.

   The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which communications companies operate in the U.S. The ultimate outcome of these proceedings, and the ultimate impact of the 1996 Act or any final regulations adopted pursuant to the 1996 Act or our business cannot be determined at this time but may well be adverse to our interests. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we can give you no assurance that such future regulation or regulatory changes will not have a material adverse effect on our business, prospects, operating results and financial condition. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors--We depend significantly on ILECs to provide collocation space and collocation facilities and unbundled network elements" and "--Our services are subject to government regulation, and changes in current or future laws or regulations could restrict the ways we operate our business."

Intellectual Property

   We regard our products, services and technology as proprietary and attempt to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. We cannot assure you that these methods will be sufficient to protect our technology. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently. Currently we have a number of patent applications and intend to prepare additional applications and to seek patent protection for our systems and services to the extent possible. We cannot assure you that we will obtain any issued patents or that any such patents would protect our intellectual property from competition which could seek to design around or invalidate such patents. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. We cannot assure you that the steps taken by us will prevent misappropriation or infringement of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, prospects, operating results and financial condition.

Employees

   As of December 31, 1998, we had 335 employees (excluding temporary personnel and consultants), employed in engineering, sales, marketing, customer support, and general and administrative functions. None of our employees are represented by a labor union, and we considers our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management.

Board of Advisors

   We maintain a Board of Advisors and conduct meetings of this advisory group for two days each quarter. The Board of Advisors gives us guidance on issues such as developments in communications equipment technology, network design strategy, regulatory matters, the competitive landscape, marketing of our services, identification of potential employees, financial strategy, and introductions to potential strategic partners and alliances. The Board of Advisors serves in an advisory capacity and does not have any managerial control over us. Below is a list of our Board of Advisors as of December 31, 1998 and their backgrounds.

   Robert Berger is a founder of InterNex Information Services, an ISDN and high bandwidth services-focused ISP in California.

   Duncan Davidson is one of our founders and is currently Senior Vice President of InterTrust Technologies Corporation, a leading provider of trust management systems for electronic commerce and digital rights management. He previously served as Managing Partner of Regis McKenna's consulting company.

   Dave Farber is a chaired telecommunications professor at the University of Pennsylvania and currently serves as a member of the Presidential Advisory Committee on Information Technology.

   Robert Hawk is a member of our board of directors. For a description of his professional background, see "Item 10, Directors and Executive Officers of the Registrant."

   William Lane is the former Chief Financial Officer at Intuit Inc. and is a board member of MetaCreations Corporation, Quarterdeck Corporation, Expert Software Inc., Storm Technology Inc. and several private companies.

   Daniel Lynch is a member of our board of directors. For a description of his professional background, see "Item 10, Directors and Executive Officers of the Registrant."

   Frank Marshall is a member of our board of directors. For a description of his professional background, see "Item 10, Directors and Executive Officers of the Registrant."

   Kim Maxwell is the former Chairperson of the ADSL Forum and founder of Racal Vadic and Amati.

   Sharon Nelson is the former Chairperson of the Washington State Public Utilities Commission.

   David Piscitello is the President of Core Competence, Inc., program chairman for U.S. (domestic) Networld and Interop Conferences, and co-producer of the Internet Security Conference.

   David Strom is the president of David Strom, Inc. and was the founding editor-in-chief of Network Computing Magazine.


Item 2.  Properties

   We are headquartered in Santa Clara, California in facilities consisting of approximately 62,000 square feet pursuant to a lease that will expire on or before July 14, 2002. We also lease office space in each of the regions in which we have begun operations. We are in the process of acquiring office space for regional headquarters for each of our additional target regions. In addition, our San Francisco Bay Area regional data center consists of approximately 2,000 square feet and is located in San Jose, California, which we occupy under a ten-year lease with two five-year renewal options. Currently, and until a permanent location is secured, we utilize a portion of the San Francisco Bay Area regional data center space to operate our network operations center. We also lease collocation space in central offices from the ILEC in each region that we operate or plan to operate under the terms of our interconnection agreements and obligations imposed by state public utilities commissions and the FCC. While the terms of these leases are perpetual, the productive use of our collocation facilities are subject to the terms of our interconnection agreements which expire on or before March 2001. We will increase our collocation space as we expand our network in the San Francisco Bay Area and other regions.


Item 3.  Legal Proceedings

   We are engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with multiple ILECs. These negotiations, arbitrations and proceedings concern the ILECs' denial of physical collocation space to us in certain central offices, the cost and delivery of collocation spaces, the delivery of transmission facilities and telephone lines, billing issues and other operational issues. For example, we are currently involved in commercial arbitration proceedings with Pacific Bell over these issues. We have also filed a lawsuit against Pacific Bell in the Federal District Court in the Northern District of California. We are pursuing a variety of contract, tort, antitrust and other claims, such as violations of the Telecommunications Act in these proceedings. In November 1998, we prevailed in our commercial arbitration proceeding against Pacific Bell. The arbitration panel found that Pacific Bell breached its interconnection agreement with us and failed to act in good faith on multiple counts. The arbitration panel ruled in favor of awarding us direct damages, as well as attorneys fees and costs of the arbitration. Pacific Bell is currently attempting to have the decision vacated. Failure to resolve the various legal disputes and controversies between us and the various ILECs without excessive delay and cost and in a manner that is favorable to us could have a material adverse effect on our business, prospects, operating results and financial condition. We are not currently engaged in any other legal proceedings that we believe could have a material adverse effect on our business, prospects, operating results and financial condition. We are, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Act, the interpretation of

CLEC interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could have a material adverse effect on our business, prospects, operating results and financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

   During the quarter ended December 31, 1998 we did not submit any matters to the vote of our security holders.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Price Information and Dividend Policy For Our Common Stock

   Our common stock has been traded on the Nasdaq National Market under the symbol "COVD" since January 22, 1999, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market.

                                                        High           Low
Fiscal Year Ended December 31, 1999:                    ----           ---

First Quarter (from January 22, 1999 through March     $71.00        $40.50
25, 1999)..........................................

   On March 25, 1999, the last reported sale price for our common stock on the Nasdaq National Market was $63.00 per share. As of March 15, 1999, there were 335 holders of record of our common stock, and there were 5 holders of record of our class B common stock.

   We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors. In addition, the indentures relating to our outstanding indebtedness restrict our payment of dividends.

Sales of Unregistered Securities

   During the quarter ended December 31, 1998, we sold unregistered equity securities as follows;

        1. An aggregate of 9,000 shares of common stock were issued in a private placement pursuant to a restricted stock purchase agreement in October 1998 to a consultant. The consideration received for such shares was services rendered.

        2. An aggregate of 8,778 shares of common stock were issued in a private placement pursuant to a restricted stock purchase agreement in November 1998 to two consultants. The consideration received for such shares was services rendered.

        3. An aggregate of 8,000 shares of common stock were issued in a private placement pursuant to a restricted stock purchase agreement in December 1998 to a consultant. The consideration received for such shares was services rendered.

   No underwriters were used in connection with these sales. These sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.



Item 6.  Selected Financial Data

  The following selected consolidated financial data for the year ended December 31, 1997 and December 31, 1998 have been derived from our audited Consolidated Financial Statements and the related Notes, which are included elsewhere in this Report on Form 10-K. You should read the following selected consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related Notes included elsewhere in this Report on Form 10-K.

                                                                                            Year Ended December 31,
                                                                                         --------------------------
                                                                                            1997               1998
                                                                                            ----               ----
                                                                                             (dollars in thousands)
Consolidated Statement of Operations Data:
Revenues.....................................................................            $    26           $  5,326
Operating expenses:
  Network and product costs..................................................                 54              4,562
  Sales, marketing, general and administrative...............................              2,374             31,043
  Amortization of deferred compensation......................................                295              3,997
  Depreciation and amortization..............................................                 70              3,406
                                                                                         -------           --------
     Total operating expenses................................................              2,793             43,008
                                                                                         -------           --------
Income (loss) from operations................................................             (2,767)           (37,682)
  Net interest income (expense)..............................................                155            (10,439)
                                                                                         -------           --------
Net income (loss)............................................................            $(2,612)          $(48,121)
                                                                                         =======           ========

Other Financial Data:
EBITDA(1)....................................................................            $(2,402)          $(30,154)
Capital expenditures.........................................................              2,253             59,503

                                                                                           As of December 31,
                                                                                        ------------------------
                                                                                           1997              1998
                                                                                           ----              ----
                                                                                           (dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents....................................................           $  4,378         $ 64,450
Net property and equipment...................................................              3,014           59,145
Total assets.................................................................              8,074          139,419
Long-term obligations, including current portion.............................                783          142,879
Total stockholders' equity (net capital deficiency)..........................              6,498          (24,706)

                                                                                           As of December 31,
                                                                                         -------------------------
                                                                                            1997              1998
                                                                                            ----              ----
Other Operating Data:
Homes and businesses passed..................................................            278,000         6,023,217
Lines installed..............................................................                 26             3,922

-----------------

(1) EBITDA consists of net loss excluding net interest, taxes, depreciation and amortization, non-cash stock based compensation and other non-operating income or expenses. EBITDA is provided because it is a measure of financial performance commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of our operating results and should not be construed (i) as an alternative to operating income (as determined in accordance with generally accepted accounting principals ("GAAP")) as an indicator of our operating performance, or (ii) as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA as calculated by us may be calculated differently than EBITDA for other companies. See our Consolidated Financial Statements and the related Notes thereto contained elsewhere in this Report on Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our financial statements and related Notes included elsewhere in this Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Item 1, Business," "--Risk Factors" and elsewhere in this Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement. See "-- Forward Looking Statements."

Overview

   We are a leading high-speed Internet and network access provider offering DSL services to ISP and enterprise customers. We introduced our services in the San Francisco Bay Area in December 1997. We launched our services in the Los Angeles, New York and Boston metropolitan areas in August 1998, in the Washington, D.C. and Seattle metropolitan areas in December 1998 and in the Philadelphia and Sacramento metropolitan areas in March 1999. In March 1998, we raised approximately $135 million through the issuance of the 1998 Discount Notes to fund the deployment of our networks in our first six regions. As a result of the strong market demand for high-speed digital communications services, we plan to build a network and offer our services to 22 regions nationwide.

   During 1998, we expanded our network in the San Francisco Bay Area and increased our sales and marketing efforts in that region, which resulted in higher revenue in each successive month in 1998. As of January 31, 1999, our networks passed over 6.0 million homes and businesses, including over 1.8 million in the San Francisco Bay Area, and we had installed over 4,000 lines.

   In connection with our expansion within existing regions and into new regions, we expect to significantly increase our capital expenditures, as well as our sales and marketing expenditures, to deploy our networks and support additional subscribers in those regions. Accordingly, we expect to incur substantial and increasing net losses for at least the next several years.

   For each region, we have targeted three market segments: business Internet, business RLAN and consumer Internet. We sell our business Internet and consumer Internet services indirectly through ISPs. We primarily sell our business RLAN services directly to enterprise customers. Using the approach described below, we have estimated the size of the addressable portion of these market segments in our existing and targeted regions. We can give you no assurance as to the accuracy of our estimates regarding the size of our addressable market segments.

   To determine the overall potential market, we specifically identified each service area in which we plan to offer service and each central office within these service areas. This determination was based primarily upon both business and population demographics as well as our desire to be in most central offices in order to provide blanket coverage in a region. To estimate the addressable market for each market segment from the overall potential market, we analyzed the demographics in the following manner:

    . Business Internet Addressable Market: Based on an estimate of the number of small businesses served by the local central office and a third party estimate of the number of small businesses expected to be online and the percentage of such small businesses that will purchase high-speed connectivity.

    . RLAN Addressable Market: Based on an estimate of the number of households served by the local central office with employees working for large enterprises and a third party estimate for the entire U.S. of the percentage of households that will purchase high-speed connectivity.

    . Consumer Internet Addressable Market: Based on an estimate of the number of online households (excluding RLAN households) served by the local central office that will be heavy online users and an estimate of the percentage of such households that will purchase high-speed connectivity.

   A key determinant of our revenues will be our service penetration into the addressable portion of these market segments. We derive revenue from:

    . monthly recurring service charges for connections from the end-user to our facilities and for backhaul services from our facilities to the ISP or enterprise customer,

    .  service order administration and other non-recurring charges, and

    . the sale of customer premise equipment that we provide to our customers due to the general unavailability of customer premise equipment through retail channels.

   We expect prices for the major components of both recurring and non-recurring revenues to decrease each year in part due to the effects of future volume discounts. We intend to sell customer premise equipment at prices that will provide us with positive margins on such sales. We believe our revenues from the sale of customer premise equipment will decline over time as customer premise equipment becomes more generally available. We expect that the prices we charge to customers for customer premise equipment will decrease each year. See--"Risk Factors--We cannot predict our success because our business and pricing models are unproven."

   The following factors comprise our network and service costs:

    . Monthly non-recurring and recurring circuit fees. We pay ILECs and other CLECs non-recurring and recurring fees for services including installation, activation, monthly line costs, maintenance and repair of circuits between and among our DSLAMs and our regional data centers, customer backhaul, and subscriber lines. As our end-user base grows, we expect that the largest element of network and product cost will be the ILECs' charges for our leased copper lines.

    . Other costs. Other costs that we incur include those for materials in installation and the servicing of customers and end-users, and the cost of CPE.

   The development and expansion of our business will require significant expenditures. The principal capital expenditures incurred during the buildup phase of any region involve the procurement, design and construction of our central office collocation cages, end-user DSL line cards, and expenditures for other elements of our network design, which includes a regional data center in each region. We expect that the average capital cost to deploy our facilities in a central office, excluding subscriber line cards, will be approximately $85,000 per central office collocation facility. Following the buildout of our collocation facilities, the major portion of our capital expenditures is the purchase of DSL line cards to support incremental subscribers. We expect that the average cost of such line cards will decline over the next several years. Network expenditures will continue to increase with the number of end-users. However, once an operating region is fully built out, a substantial majority of the regional capital expenditures will be tied to incremental customer and end-user growth. In addition to developing our network, we will use our capital for marketing our services, acquiring ISP and enterprise customers, and funding our customer care and field service operations.

   We believe that it may take several months from the time we first contact a customer to the point at which we will be able to book and invoice a customer for our services. In the case of ISP customers, this sales cycle will depend on the time it takes the ISP to market and sell our services to our subscribers.
In the case of enterprise customers, the long sales cycle is partially due to the technical requirements that must be satisfied before a customer's telecommunications manager will make our services widely available to the customer's employees. See--"Risk Factors--Our operating results will suffer if our enterprise customers do not roll out our services following their initial phase of deploying our services."

Recent Developments

   We recently entered into strategic relationships with AT&T, NEXTLINK and Qwest. As part of these strategic relationships, we received equity investments of $25 million from AT&T Ventures, $20 million from NEXTLINK and $15 million from Qwest. Furthermore, AT&T, NEXTLINK and Qwest each entered into commercial agreements with us providing for the purchase, marketing and resale of our services, our purchase of fiber optic transport bandwidth, and collocation of network equipment. As a result, we expect that in the future AT&T, NEXTLINK, Qwest and other potential third parties, if any, will increasingly account for a significant portion of new line orders. See "--Risk Factors--We depend on ISPs and other third parties, particularly AT&T, NEXTLINK and Qwest, for the marketing and sale of our services."

   On January 27, 1999, we completed our initial public offering of 8,970,000 shares of our common stock at an initial public offering price of $18.00 per share. Net proceeds to us from this initial public offering were approximately $150.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. On February 11, 1999, we issued the 1999 Notes with an aggregate principal amount of $215.0 million. The 1999 Notes bear interest at a fixed annual rate of 12 1/2% to be paid in cash every six months and mature on February 15, 2009. Net proceeds from the 1999 Notes were approximately $205.1 million. At closing of the offering, we used a portion of the net proceeds to purchase pledged securities in order to pay the first six scheduled interest payments on the 1999 Notes.

Results of Operations

   Our operations from inception in October 1996 to December 1997 were limited primarily to the development of the technology and activities related to commencing our business operations. Therefore, our revenues and expenditures during this period is not indicative of revenues which may be attained or expenditures which may be incurred by us in future periods. In particular, our expenditure levels during the year ended December 31, 1997 do not reflect the issuance of the 1998 Discount Notes in March 1998 and the related interest and amortization charges, which were $16.0 million during the year ending December 31, 1998.

 Revenues

   We recorded revenues of approximately $26,000 for the year ended December 31, 1997 and approximately $5.3 million for the year ended December 31, 1998. This increase is attributable to growth in the number of customers and subscribers resulting from our increased sales and marketing efforts and the expansion of our network in the San Francisco Bay Area and to a lesser extent in the Los Angeles, New York and Boston metropolitan areas. As of December 31, 1998, we had an installed base of over 3,900 end-user lines with a network that passed approximately 6.0 million homes and businesses. We expect revenues to increase in future periods as we expand our network within our existing regions, deploy networks in new regions and increase our sales and marketing efforts in all of our target regions.

 Network and Product Costs

   We recorded network and product costs of approximately $54,000 for the year ended December 31, 1997 and approximately $4.6 million for the year ended December 31, 1998. This increase is attributable to the expansion of our network and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

 Sales, Marketing, General and Administrative Expenses

   Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team, and sales commissions. These expenses increased from $2.4 million for the year ended December 31, 1997 to $31.0 million for the year ended December 31, 1998. This increase is attributable to growth in headcount in all areas of our company as we expanded our sales and marketing efforts, expanded the deployment of our networks and built our operating infrastructure. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.

 Deferred Compensation and Intangible Asset Amortization

   Through December 31, 1998, we recorded a total of approximately $9.0 million of deferred compensation, with an unamortized balance of approximately $4.7 million on our December 31, 1998 balance sheet. This deferred compensation is a result of us granting stock options to our employees with exercise prices per share subsequently determined to be below the fair values per share for accounting purposes of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option. Amortization of deferred compensation was $295,000 during the year ended December 31, 1997 and $4.0 million during the year ended December 31, 1998.

   In January, 1999, we recorded intangible assets of $28.7 million from the issuance of preferred stock to the Strategic Investors. Annual amortization of this asset will be approximately $8.4 million in each of the three years ending December 31, 2001, decreasing to approximately $1.2 million per year through the year ending December 31, 2004.

 Depreciation and Amortization

   Depreciation and amortization includes: (i) depreciation of network costs and related equipment, (ii) depreciation of information systems, furniture and fixtures, (iii) amortization of improvements to central offices, regional data centers and network operations center facilities and corporate facilities and
(iv) amortization of capitalized software costs. Depreciation and amortization was approximately $70,000 for the year ended December 31, 1997 and approximately $3.4 million for the year ended December 31, 1998. The increase was due to the increase in equipment and facilities placed in service throughout the period.
We expect depreciation and amortization to increase significantly as we increase our capital expenditures to expand our network.

 Net Interest Income and Expense

   Net interest income and expense consists primarily of interest income on our cash balance and interest expense associated with our debt. For the year ended December 31, 1997, net interest income was approximately $155,000, and was primarily attributable to the interest income earned from the proceeds raised in the our Preferred Stock financing in July 1997. Interest income was approximately $4.8 million for the year ending December 31, 1998. This interest income was earned primarily from the investment of the proceeds raised in the issuance of our 1998 Discount Notes in March 1998. Interest expense for the year ended December 31, 1998 was approximately $15.2 million and consisted primarily of interest on the 1998 Discount Notes and capital lease obligations. We expect interest expense to increase significantly because the 1998 Discount Notes accrete to $260 million by March 15, 2003 and we issued the 1999 Notes in February 1999.

 Income Taxes

   Income taxes consist of federal, state and local taxes, when applicable. We expect significant consolidated net losses for the foreseeable future which should generate net operating loss carryforwards. However, our ability to use net operating losses may be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if we achieve operating profits and the net operating losses have been exhausted or have expired, we may experience significant tax expense. We recognized no provision for taxes because we operated at a loss throughout 1997 and 1998.

Liquidity and Capital Resources

   Our operations have required significant capital investment for the procurement, design and construction of our central office collocation cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $59.5 for the year ending December 31, 1998. We expect that our capital expenditures will be substantially higher in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of our network and the development of new regions.

   Since inception, we have financed our operations primarily through private placements of $10.3 million of equity securities, $865,000 of lease financings and $129.3 million in net proceeds raised from the issuance of the 1998 Notes. As of December 31, 1998, we had an accumulated deficit of $50.7 million, and cash and cash equivalents of $64.5 million.

   Net cash used in our operating activities was approximately $1.9 million and $9.1 million for the year ended December 31, 1997 and 1998, respectively. The net cash used for operating activities during these periods was primarily due to net losses and increases in current assets, offset by non-cash expenses, increases in accounts payable and other accrued liabilities. Net cash used in our investing activities was $2.5 million and $61.3 million for the year ended December 31, 1997 and 1998, respectively. Net cash provided by financing activities for the year ended December 31, 1997 was $8.8 million and related to the issuance of common and preferred stock. Net cash provided by financing activities for the year ended December 31, 1998 was $130.4 million which primarily related to the issuance of the 1998 Notes and Series C preferred stock.

   In January 1999, we received equity investments of $25 million from AT&T Ventures, $20 million from NEXTLINK and $15 million from Qwest, representing an aggregate equity investment of $60 million.

   On January 27, 1999, we completed an initial public offering of 8,970,000 shares of our common stock at an initial public offering price of $18.00 per share. Our net proceeds from the initial public offering were $150.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

   On February 11, 1999, we issued the 1999 Notes in the aggregate principal amount of $215.0 million. The 1999 Notes bear interest at a fixed annual rate of 12 1/2% to be paid in cash every six months and mature on February 15, 2009. Net proceeds from the 1999 Notes were approximately $205.1 million. At closing of the offering, we were required to use a portion of the net proceeds to purchase pledged securities in order to pay the first six scheduled interest payments on the 1999 Notes.

   We expect to experience substantial negative cash flow from operating activities and negative cash flow before financing activities for at least the next several years due to continued development, commercial deployment and expansion of our networks. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

    . the number of regions entered and the timing of entry and services offered;

    . network deployment schedules and associated costs due to issues including the physical requirements of the central office collocation process;

    . the rate at which customers and end-users purchase our services and the pricing of such services;

    . the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

    . the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology; and

    .  unanticipated opportunities.

   Accordingly, we cannot predict when or to what extent it may be required to raise additional capital for developing, deploying and enhancing our networks and operating our business. We may incur additional indebtedness if such indebtedness becomes available on favorable terms to finance the continued development, commercial deployment and expansion of our network and for funding operating losses or to take advantage of unanticipated opportunities. If we are unable to obtain required additional capital or are required to obtain it on terms less satisfactory than we desire, we may be required to delay the expansion of our business or take or forego actions, any or all of which could materially adversely affect our business, prospects, operating results and financial condition.

   In addition, we may wish to selectively pursue possible acquisitions of businesses, technologies or products complementary to ours in the future in order to expand our geographic presence and achieve operating efficiencies. There can be no assurance that we will have sufficient liquidity, or be able to obtain additional debt or equity financing on favorable terms or at all, in order to finance such an acquisition. However, no acquisitions are currently contemplated.

Year 2000 Issues

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. We have reviewed our internally developed information technology systems and programs and believe that our systems are Year 2000 compliant and that there are no significant Year 2000 issues within our systems or services. We have not reviewed our non-information technology systems for Year 2000 issues relating to embedded microprocessors. To the extent that such issues exist, these systems may need to be replaced or upgraded to become Year 2000 compliant. We believe that our non-information technology systems will not present any significant Year 2000 issues, although there can be no assurance in this regard. In addition, we utilize third-party equipment and software and interact with ILECs that have equipment and software that may not be Year 2000 compliant. Failure of such third-party or ILEC equipment or software to operate properly with regard to the year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, prospects, operating results and financial condition. Furthermore, the purchasing patterns of our ISP and enterprise customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services, which could have a material adverse effect on the our business, prospects, operating results, and financial condition. We have not made any assessment of the Year 2000 risks associated with our third-party or ILEC equipment or software or with our ISP and enterprise customers. We have not determined the risks associated with the reasonably likely worst-case scenario and have not made any contingency plans to address such risks. However, we intend to devise a Year 2000 contingency plan prior to December 31, 1999.
See "--Risk Factors--Our failure and the failure of third parties to be Year 2000 compliant could negatively impact our business."

Forward Looking Statements

   The statements contained in this Report on Form 10-K that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include:

    . our plans to expand our existing network or to commence service in new regions;

    .  the market opportunity presented by our target regions;

    .  estimates regarding the timing of launching our service in new regions;

    . expectations regarding the extent to which enterprise customers roll out our service;

    . expectations regarding our relationships with AT&T, NEXTLINK, Qwest and other potential third parties;

    .  expectations as to pricing for our services in the future;

    .  statements regarding development of our business;

    . the estimate of market sizes and addressable markets for our services and products;

    .  the estimates of future operating results;

    .  our anticipated capital expenditures;

    .  the effect of regulatory reform and regulatory litigation; and

    . other statements contained in this Report on Form 10-K regarding matters that are not historical facts.

   These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

    . successfully market our services to current and new customers;

    . generate customer demand for our services in the particular regions where we plan to market services;

    .  achieve acceptable pricing for our services;

    .  respond to increasing competition, manage growth of our operations;

    . access regions and negotiate suitable interconnection agreements with the ILECs, all in a timely manner, at reasonable costs and on satisfactory terms and conditions consistent with regulatory, legislative and judicial developments.

   All written and oral forward-looking statements made in connection with this Report on Form 10-K which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in this Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

Risk Factors

Our business is difficult to evaluate because we have a limited operating history

   We were incorporated in October 1996 and introduced our services commercially in the San Francisco Bay Area in December 1997, in the Los Angeles, New York City and Boston metropolitan areas in August 1998, in the Washington, D.C. and Seattle metropolitan areas in December 1998 and in the Philadelphia and Sacramento metropolitan areas in March 1999. Accordingly, we have limited historical financial data on which you may base an evaluation of our business or prospects. Our prospects must be considered in light of the risks frequently encountered by companies in an early stage of deployment which can be worse for companies in new and rapidly evolving markets. To address these risks, we must, among other things;

    .  rapidly expand the geographic coverage of our services;

    .  attract and retain customers within our existing and in new regions;

    .  increase awareness of our services;

    .  respond to competitive developments;

    .  continue to attract, retain and motivate qualified persons;

    .  continue to upgrade our technologies;

    .  commercialize our network services incorporating such technologies;

    .  effectively manage our expanding operations.

   There can be no assurance that we will successfully address each of these issues.

We have a history of losses and expect increasing losses in the future

   We have incurred substantial and increasing net losses and experienced negative cash flow each fiscal quarter since our inception. As of December 31, 1998, we had an accumulated deficit of approximately $50.7 million. We currently intend to increase significantly our capital expenditures and operating expenses in order to expand our networks to support additional expected end-users in existing and future markets and to market and provide our services to a growing number of potential end-users. In addition, we expect that our net losses will increase significantly in the future as a result of the interest and amortization charges related to our 1998 Discount Notes and our 1999 Notes, and the amortization charges associated with the issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest in January 1999. The approximate amount of such charges and the fiscal year in which such charges will occur are as follows:

    . Interest and amortization charges relating to the 1998 Discount Notes were approximately $16.0 million during the year ending December 31, 1998, will increase each year until the year ending December 31, 2004 when the interest and related amortization will be approximately $36.9 million. Interest and related amortization will remain at this level through maturity in March 2008.

    . Interest and amortization charges relating to the 1999 Notes will be approximately $24.0 million during the year ending December 31, 1999, will increase modestly each year until the year ending December 31, 2008 during which time the interest and related amortization will be approximately $28.3 million. The 1999 Notes mature in February 1999.

    . We recorded intangible assets of $28.7 million associated with the issuance of our preferred stock to the Strategic Investors. These amounts will result in an annual amortization charge of approximately $8.4 million in each of the years in the three year period ending December 31, 2001, decreasing to approximately $1.2 million per year for each year thereafter through the year ending December 31, 2004.

   As a result, we expect to incur substantial additional net losses and substantial negative cash flow for at least the next several years.



Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts or investors

   Our annual and quarterly operating results are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. These factors include:

    . the timing and ability of ILECs to provide and construct the required central office collocation facilities;

    .  the rate at which customers subscribe to our services;

    . the prices the customers pay for such services and the extent to which individual customers make volume commitments that result in price discounts;

    .  ISP and enterprise customer retention and end-user churn rates;

    . the success of the our relationships with AT&T, NEXTLINK and Qwest and other potential third parties in generating significant subscriber demand;

    . the ability to deploy on a timely basis our services to adequately satisfy end-user demand;

    . delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by third paties;

    . the mix of line orders between consumer end-users and business end-users (which typically have higher margins);

    . the amount and timing of capital expenditures and other costs relating to the expansion of our network;

    .  the introduction of new services by us or our competitors;

    . regulatory developments, including interpretations of the 1996 Telecommunications Act;

    .  technical difficulties or network downtime; and

    . general economic conditions and economic conditions specific to the telecommunications industry.

   As a result of all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely decline.



We cannot predict our success because our business and pricing models are unproven

   We believe that we were the first packet-based CLEC to provide high-speed Internet and network access using DSL technology. To be successful, we must develop and market services that are widely accepted by ISPs and enterprise customers in our targeted regions. We have launched our TeleSpeed service in the San Francisco Bay Area and in the Los Angeles, New York City, Boston, Washington, D.C., Seattle, Philadelphia and Sacramento metropolitan areas. We cannot yet predict whether our services will achieve broad commercial acceptance in these regions or in any other region we enter.

   In addition, we cannot predict whether our pricing model is viable. We charge higher prices for certain of our services than those charged by some of our competitors for similar services, and we cannot give you any assurance that a sufficient number of end-users will be willing to pay our prices for our TeleSpeed services. Furthermore, prices for digital communications services have fallen historically, and we expect prices in the industry in general, and for our services in particular, to continue to fall in the future. We have provided and expect in the future to provide price discounts to customers that commit to a large number of end-users. We also may be required to reduce prices periodically to respond to competition and to generate increased sales volume. Accordingly, we cannot predict whether demand for our services will materialize at the prices we expect to charge or whether current or future pricing levels will be sustainable. The failure to achieve or sustain adequate pricing levels or to achieve or sustain a profitable business model would materially and adversely affect our business, prospects, operating results and financial condition.

We depend on ISPs and other third parties, particularly AT&T, NEXTLINK and Qwest, for the marketing and sale of our services

   We market our Internet access services through ISPs for resale to their business and consumer end-users. To date, ISPs have accounted for the majority of our revenues, and we expect that our ISP customers will account for the majority of our future market penetration and revenue growth. We plan to build relationships with numerous ISP customers in order to gain access and provide our services to as many ISP business and consumer end-users as possible. Our agreements with our ISP customers are non-exclusive, and many of our ISP customers also resell services offered by our competitors. In addition, a number of our ISP customers have committed to provide large numbers of end-users in exchange for price discounts. If the number of business and consumer end-users of our services provided through the ISP channel is significantly lower than our forecast for any reason, our business, prospects, operating results and financial condition would be materially adversely affected.

   In addition, we recently entered into commercial agreements with each of AT&T, NEXTLINK and Qwest and we expect to enter into marketing arrangements with other IXCs and CLECs in the future. Our agreements with AT&T, NEXTLINK and Qwest provide for the purchase, marketing and resale of our services, primarily to their small business and enterprise customers. We cannot predict the number of line orders that AT&T, NEXTLINK or Qwest will generate, if any, whether line orders will be below our expectations or whether AT&T, NEXTLINK or Qwest will discontinue purchasing or selling our services entirely. We cannot give you any assurance that we will establish similar relationships with other third parties or, if we do, that such relationships or the AT&T, NEXTLINK or Qwest relationships will improve our business, prospects, operating results or financial condition. We also expect that AT&T, NEXTLINK, Qwest and other potential third parties will purchase, market and resell our RLAN services primarily to their small business and enterprise customers. Therefore, future growth in our RLAN business may depend in part on the efforts of these parties, which are outside our control.



We may not be able to manage our growth effectively

   Our strategy is to significantly expand our network within our existing regions and to deploy networks in a total of 22 regions by the end of the first quarter of 2000. This strategy will require us to obtain the required government authorizations (which allow us to obtain cost-based pricing from the ILECs in each of its target regions), identify, access and initiate service in key central offices within existing and target regions, design and maintain an adequate Operating Support System, design and construct regional data centers, obtain central office collocation facilities, and enter into and renew interconnection agreements with the appropriate ILECs on satisfactory terms and conditions. To grow at our desired pace, we must, among other things

    .  market to and acquire a substantial number of customers and end-users;

    . continue to implement and improve our operational, financial and management information systems, including our client ordering, provisioning, dispatch, trouble ticketing and other operational systems as well as our billing, accounts receivable and payable tracking, fixed assets and other financial management systems;

    .  hire and train additional qualified personnel;

    . establish and maintain relationships with third parties to market and sell our services, install network equipment and provide field service; and

    .  continue to expand and upgrade our network infrastructure.

   We can give you no assurance that we will deploy our networks as scheduled, will gain ISP and enterprise customers as expected, or will otherwise achieve the operational growth necessary to achieve our business strategy. Any material or ongoing failure to do so may adversely affect our business, prospects, operating results and financial condition.

   We are currently growing rapidly, and we expect to continue to grow rapidly as we execute our strategy. This growth has placed, and is expected to place, significant demands on our management and operational resources. We have increased our employees from 42 at December 31, 1997, to 335 at December 31, 1998. We expect to continue to increase significantly our employee base to support the deployment of our networks. In addition, we expect the demands on our network infrastructure and technical support resources to grow rapidly along with our customer base. If we are successful in implementing our marketing strategy, we may experience difficulties responding to demand for our services and technical support in a timely manner and in accordance with our customers' expectations. We expect these demands to require the addition of new management personnel, the development of additional expertise by existing management personnel, and the increased outsourcing of company functions to third parties. We can give you no assurance that our networks, procedures or controls will be adequate to support our operations or that management will be able to keep pace with such growth. If we are unable to manage growth effectively, our business, prospects, operating results and financial condition will be materially adversely affected.



We depend significantly on ILECs to provide collocation space and collocation facilities and unbundled network elements

   Our success depends significantly on our ability to provide broad service
availability in our target regions.   To do this, we must secure space from the
various ILECs for physical collocation of our equipment in the ILECs' central offices in these regions. We have experienced initial rejections of our applications to obtain collocation space from Pacific Bell in a significant number of central offices in Pacific Bell's service areas in California. We have also experienced similar rejections in certain central offices in the Los Angeles region from GTE Corporation and in Massachusetts, Virginia and in other states from Bell Atlantic and other ILECs. We expect that as we proceed with our deployment, we will face additional rejections for central offices in our other target regions. Although a majority of central office applications that Pacific Bell initially rejected have been subsequently accepted, we can give you no assurance that we will continue to be successful in reversing central office rejections in California or other regions. We cannot predict the extent of these rejections or their impact on our ability to provide broad service availability in our target markets. The rejection of our applications for collocation space has in the past resulted, and could in the future result, in delays in, and increased expenses associated with, the rollout of our services in our target regions. These delays and increased expenses could result in a material adverse effect on our business, prospects, operating results and financial condition.

   We are currently in a variety of proceedings with ILECs where our ability to deploy our network, provide service to our customers and enter into additional interconnection agreements with ILECs in other states has been adversely affected as a result of ILEC rejections of our applications for collocation space. We also face limitations on the availability of collocation space in high demand target markets in which other CLECs are seeking or have obtained collocation space to offer services. In such central offices, we have the option of virtual collocation (where the ILEC manages and operates our equipment), which we believe is an unattractive solution due to restrictions on our ability to maintain the quality of our network. We have also experienced delays and expect to continue to experience delays where ILECs do not maintain our position in the queue for central office collocation space. We are engaged in a variety of negotiations and legal actions to resolve situations where ILECs assert that certain central offices lack sufficient space for our physical collocation. The FCC has been reviewing the collocation policies and practices of the ILECs with the goal of facilitating the efforts of CLECs to obtain collocation space more easily and on more favorable terms.

   On March 31, 1999, the FCC announced that it was adopting rules to strengthen collocation requirements and reduce the costs and delays associated with collocation. In particular, the FCC is requiring ILECs to make new collocation arrangements, including cageless and shared collocation, available to competing carriers. New entrants will be able to locate all equipment necessary for interconnection, whether or not such equipment has a switching function. The actual text of the FCC's March 1999 order has not yet been issued and we can give you no assurances that the actual regulations when implemented will materially enhance our ability to obtain collocation facilities. In the same announcement, the FCC provided notice of the proposed rule making proceeding. The FCC tentatively concluded that it is technically feasable for two different carriers sharing a single line to provide traditional voice service and advanced services. The notice will seek comments on the operational, pricing, legal and policy ramifications of mandating such line sharing at the federal level. If adopted, these rules could materially lower the price we pay to lease access to the ILEC's copper lines. While we believe that these rules would be advantageous to us, we can give no assurances that the FCC will actually implement such rules. Moreover, we can give you no assurance that our legal and regulatory disputes will be resolved successfully. As a result of these challenges and uncertainties, we expect that we will continue to experience delays in obtaining collocation spaces and that these delays will adversely affect our business, prospects, operating results and financial condition.

   The 1996 Act nevertheless continues to impose interconnection obligations on ILECs and the obligation that ILECs provide CLECs access to their unbundled network elements. The 1996 Act generally requires that interconnection charges as well as charges for unbundled network elements be cost-based and nondiscriminatory. In particular, we depend on ILECs to provide unbundled DSL-capable lines that connect each end-user to our equipment collocated in the central offices. The FCC has commenced a review of the manner in which ILECs provision DSL-capable lines to CLECs with the goal of increasing CLECs' access to such lines. For instance, the FCC is examining the imposition of additional obligations on the ILECs to allow CLECs to provide higher speed DSL services through local loops that involve digital loop carrier systems. The nonrecurring and recurring monthly charges for DSL-capable lines that we require vary greatly. These rates are subject to the approval of the appropriate state regulatory commission. The rate approval processes for DSL-capable lines and other unbundled network elements typically involve a lengthy review of the ILEC-proposed rates in each state. The ultimate rates approved typically depend greatly on the ILEC's initial rate proposals and such factors as the geographic deaveraging/averaging policy of the state public utility commission. These rate approval proceedings are time-consuming and absorb scarce resources including legal personnel and cost experts as well as participation by our management. Consequently, we are subject to the risk that the non-recurring and recurring charges for DSL-capable lines and other unbundled network elements will increase based on new rates proposed by the ILECs and approved by state regulatory commissions from time to time. Increases in these rates in any of our regions could result in a material adverse effect on our business, prospects, operating results and financial condition.



We depend on ILECs to provide transmission facilities and to provision copper lines

   We interconnect with and use ILECs' networks to service our customers. Accordingly, we depend upon the technology and capabilities of ILECs to meet certain telecommunications needs of our customers and to maintain our service standards. We also depend to some extent on cooperation from the ILECs for the provision and repair of transmission facilities. For example, we depend on the ILECs to provide our service through digital loop carrier systems. The ILECs in turn rely significantly on unionized labor. Labor-related issues and actions on the part of the ILECs have in the past, and in the future may, adversely affect the ILEC's provision of services and network components that we order. Our dependence on the ILECs has caused and could continue to cause us to encounter delays in establishing our network and providing higher speed DSL services. Any such delays could adversely affect our relationships with our customers, result in harm to our reputation or could otherwise have a material adverse effect on our business, prospects, operating results and financial condition.

   In particular, we have not yet established a history of ordering and obtaining the provisioning and repair of very large volumes of DSL-capable lines from any ILEC. For example, we do not know whether we can successfully deploy higher speed DSL services through the growing number of copper lines provided through digital loop carrier systems. We cannot predict whether we will be successful in doing so or whether the ordering and provisioning processes that we achieve will be satisfactory for the retention and growth of our end-user base and customer base, and any failure to do so could have a material adverse effect on our business, prospects, operating results, financial condition and our ability to service and repay our indebtedness. Further, we do not have an established history of addressing the billing practices of the different ILECs. As our geographic and customer base grows, we may encounter billing disputes with the ILECs that could have a material adverse effect on our business, prospects, operating results and financial condition.



Our business will suffer if our interconnection agreements are not renewed or if they are renewed or modified on unfavorable terms

   Our ability to enter into and implement interconnection agreements in each of our target regions with the appropriate ILECs on a timely basis is a prerequisite for providing service in those regions. Our interconnection agreements have a maximum term of three years. Therefore, we will have to renegotiate these agreements with the ILECs when they expire, and we can give you no assurance that we will succeed in extending or renegotiating them on
favorable terms.   Additionally, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. For example, we are in arbitration proceedings with two ILECs under the dispute resolution clauses of our interconnection agreements. These disputes have delayed our deployment of our network, and have adversely affected our service to our customers and our ability to enter into additional interconnection agreements with the ILECs in other states. Finally, the interconnection agreements are subject to state commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that adversely affects our business, prospects, operating results and financial condition.



The quality and availability of the ILEC copper lines that we use is uncertain

   The 1996 Act imposes obligations on ILECs and generally requires that interconnection charges and charges for unbundled network elements and provisioning of interconnection facilities and unbundled network elements be cost-based and nondiscriminatory. Our strategy requires us to interconnect with and use an ILEC's copper telecommunications lines to service our customers. As such, we depend upon the technology and capabilities of the ILECs to meet certain telecommunications needs of our customers and maintain our service standards. We depend significantly on the quality and availability of the ILECs' copper lines and the ILECs' maintenance of such lines. We may not be able to obtain the copper lines and the services we require from the ILECs and at satisfactory quality levels, rates, terms and conditions. Failure to obtain such services and satisfactory quality levels, rates, terms and conditions would have a material adverse effect on our business, prospects, operating results and financial condition.



The market in which we operate is highly competitive, and we may not be able to compete effectively

   The markets for business and consumer Internet access and RLAN access services are intensely competitive, and we expect that such markets will become increasingly competitive in the future. Our most immediate competitors are the ILECs, CMSPs, IXCs, Fiber-Based CLECs, ISPs, OSPs, WSDSPs and other CLECs. Many of these competitors are offering, or may soon offer, technologies and services that directly compete with some or all of our high-speed digital services. Such technologies include ISDN, DSL, wireless data and cable modems. The principal bases of competition in our markets include:

    .  price/performance;

    .  breadth of service availability;

    .  transmission speed;

    .  reliability of service;

    .  network security;

    .  ease of access and use;

    .  content bundling;

    .  customer support;

    .  brand recognition;

    .  operating experience;

    .  capital availability; and

    .  exclusive contracts.

   We believe that we compare unfavorably with our competitors with respect to such factors as, among other things, brand recognition, operating experience, exclusive contracts and capital availability. Many of our competitors and potential competitors have substantially greater resources than we do, and we can give you no assurance that we will be able to compete effectively in our target markets.

   All of the largest ILECs in our target markets are conducting technical and/or market trials or have entered into commercial deployment of DSL-based services. The ILECs currently represent and will in the future increasingly represent strong competition in all of our target service areas. The ILECs have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. Certain of the ILECs have aggressively priced their consumer ADSL services as low as $30- $40 per month, placing pricing pressure on our TeleSpeed services. The ILECs are in a position to offer service from central offices where we are unable to secure collocation space and offer service because of asserted or actual space restrictions. This provides the ILECs with a competitive advantage. Accordingly, we may be unable to compete successfully against the ILECs, and any failure to do so would materially and adversely affect our business, prospects, operating results and financial condition.

   CMSPs such as @Home Network and MediaOne (and their respective cable partners) are deploying high-speed Internet access services over hybrid fiber coaxial cable networks. Where deployed, these networks provide similar and in some cases higher-speed Internet access and RLAN access than we provide. They also offer these services at lower price points than our TeleSpeed services and target residential consumers, as well as business customers. They achieve these lower price points in part by offering a consumer grade of service, which shares the bandwidth available on the cable network among multiple end-users. This architecture is well-suited to compete in the consumer Internet market, but is less well-suited to the market for business Internet access and RLAN access where guaranteed bandwidth, symmetric upstream and downstream bandwidth and network security issues are more important than in the consumer market. Actual or prospective CMSP competition may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for our services.

   In addition to the ILECs and CMSPs, many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to develop and adopt new or emerging technologies and respond to changes in customer requirements or devote greater resources to the development, promotion and sale of their products and services more effectively than we can. These competitors may form new alliances and rapidly acquire significant market share. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing high-speed digital services. This intense competition could materially and adversely affect our business, prospects, operating results and financial condition.

   The telecommunications industry is subject to rapid and significant changes in technology, and we cannot predict the effect of technological changes on our business, such as continuing developments in DSL technology and alternative technologies for providing high-speed digital communications. We can give you no assurance that technological developments in the telecommunications industry will not have a material adverse effect on our competitive position, business, prospects, operating results and financial condition.



Our operating results will suffer if our enterprise customers do not roll out our services following their initial phase of deploying our services.

   Our practice with respect to our enterprise customers has been to enter into an arrangement to install our service initially for a small number of end-users. An enterprise customer decides whether to implement a broad rollout of our services after evaluating the results of this initial phase of deployment.
Based on our experience to date, we believe that an enterprise customer's initial phase of deployment and its decision to roll out our service to additional end-users has taken at least six months, and has generally taken longer than we originally expected. As of December 31,1998, a substantial majority of our enterprise customers had not yet rolled out our services broadly to their employees, and it is not certain when such rollouts will occur, if at all. We will not receive significant revenue from enterprise customers until and unless these rollouts occur. During this lengthy sales cycle we incur significant expenses in advance of the receipt of revenues. Therefore, any continued or ongoing failure for any reason of enterprise customers to roll out our services will have a material adverse effect on our business, prospects, operating results and financial condition.



Our strategy depends on growth in demand for DSL-based services

   The markets for high bandwidth Internet and RLAN access are in the early stages of development. Since these markets are new and because current and future competitors are likely to introduce competing services, it is difficult for us to predict the rate at which these markets will grow, if at all, or whether new or increased competition will result in market saturation. Various providers of high-speed digital communications services are testing products from various suppliers for various applications, and it is not clear if DSL will offer the same or more attractive price-performance characteristics. Critical issues concerning commercial use of DSL for Internet and RLAN access, including security, reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of such services. If the markets for our services, including Internet access, fail to develop, grow more slowly than anticipated or become saturated with competitors, our business, prospects, operating results and financial condition could be materially adversely affected.



Our leverage is substantial and increasing

   We are highly leveraged.  As of February 28,1999, we had approximately
$356.7 million of long-term obligations (including current portion but net of the debt discount). In addition, the indenture under which the 1998 Discount Notes and the 1999 Notes have been issued will permit us and our subsidiaries to incur substantial additional indebtedness subject to certain restrictions.

   We may incur additional indebtedness if such indebtedness becomes available on favorable terms to finance the continued development, commercial deployment and expansion of our network and for funding operating losses or to take advantage of unanticipated opportunities. The degree to which we are leveraged could have important consequences to you. For example, it could:

    . materially limit or impair our ability to obtain additional financing or refinancing in the future for working capital, capital expenditures, service development and enhancement, acquisitions, general corporate purposes or other purposes;

    . require us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which reduces the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

    . limit our ability to redeem the 1998 Discount Notes and the 1999 Notes in the event of a change of control; and

    . increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.



We will require a significant amount of cash to service our indebtedness

   We expect that we will continue to generate substantial net losses and negative cash flow for at least the next several years. We cannot assure you that we will be successful in developing and maintaining a level of cash flow from operations sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the 1998 Discount Notes and the 1999 Notes, and any additional indebtedness we may incur. The 1998 Discount Notes accrete to $260.0 million in March 2003. We must begin paying cash interest on those notes in September 2003 and on the 1999 Notes in August 1999. We expect that annual interest and amortization charges relating to the 1998 Discount Notes will be approximately $36.9 million for the year ending December 31, 2004 and will remain at that level through maturity in March 2008. We expect that interest and amortization charges related to the 1999 Notes will be approximately $24.0 million during the year ending December 31, 1999, will increase each year until the year ending December 31, 2008 when the interest and related amortization will be approximately $28.3 million; however, the first three years of interest payments on the 1999 Notes have been reserved in a pledge account with the trustee under the related indenture. Our ability to make scheduled payments with respect to indebtedness (including the 1998 Discount Notes and the 1999 Notes) will depend upon, among other things:

    .  our ability to achieve significant and sustained growth in cash flow;

    .  the rate of and successful commercial deployment of our network;

    . the market acceptance, customer demand, rate of utilization and pricing for our services;

    . our future operating performance and the extent to which our TeleSpeed service is subject to performance problems;

    . our ability to successfully complete development, upgrades and enhancements of our network and

    .  our ability to complete additional financings, as necessary.

   Each of these factors is, to a large extent, subject to economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow to service our indebtedness, we may have to reduce or delay network deployments, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies could be effected on satisfactory terms, if at all, in light of our high leverage, or that any such strategy would yield sufficient proceeds to service and repay our indebtedness. Any failure to satisfy our obligations with respect to the 1998 Discount Notes or the 1999 Notes at maturity or prior thereto would constitute a default under the related indenture and could cause a default under agreements governing our other indebtedness. In the event of a default, the holders of the indebtedness would have enforcement rights, including the right to accelerate payment of the entire amount of the debt and the right to commence an involuntary bankruptcy proceeding against us. Our inability to service our current and future indebtedness would have a material adverse effect on our business, prospects, operating results and financial condition.



The scalability and speed of our network remains largely unproven

   To date, we have deployed our network in a total of eight of our 22 regions, most of which have been deployed only in the last several months. As a result, the ability of our DSL networks and operational support systems to connect and manage a substantial number of online end-users at high transmission speeds is still unknown. Consequently, there remains a risk that we may not be able to scale our network and operational support systems up to our expected end-user numbers while achieving superior performance. While peak digital data transmission speeds across our DSL networks are 1.5 Mbps downstream, the actual data transmission speeds over our networks could be significantly slower and will depend on a variety of factors, including

    .  the type of DSL technology deployed,

    .  the distance an end-user is located from a central office,

    .  the configuration of the telecommunications line being used,

    .  the existence of analog load coils,

    .  the number of bridged taps,

    .  the gauge of the copper wires,

    . the presence and severity of interfering transmissions on nearby lines, and

    .  our operational support systems which manage our network.

   As a result, we cannot assure you that our networks will be able to achieve and maintain the highest possible digital transmission speed.

   Our failure to achieve or maintain high-speed digital transmissions would significantly reduce customer and end-user demand for our services and have a material adverse effect on our business, prospects, operating results and financial condition.



Interference in the ILEC's copper plant could degrade the performance of our services

   Certain technical laboratory tests and field experience indicate that some types of DSL technology may cause interference with and be interfered with by other signals present in an ILEC's copper plant, usually with lines in close proximity. However, other laboratory tests indicate that this equipment does not cause interference. Interference, if present, could cause degradation of performance of our services or render us unable to offer our services on selected lines. The amount and extent of such interference will depend on the condition of the ILEC's copper plant and the number and distribution of DSL and other signals in such plant and cannot now be ascertained. When interference occurs, it is difficult to detect. Further, the procedures to resolve interference issues between CLECs and an ILEC are still being developed and we can give you no assurance that these procedures will be effective. Although in the past we have agreed to interference resolution procedures with certain ILECs, there can be no assurance that we will successfully negotiate similar procedures with other ILECs in future interconnection agreements or in renewals of existing interconnection agreements, or that the ILECs will not unilaterally take action to resolve interference issues to the detriment of our services. If our TeleSpeed services cause widespread network degradation or are perceived to cause that type of interference, responsive actions by the ILECs or state or federal regulators could have a material adverse effect on our reputation, brand image, service quality, and customer satisfaction and retention. Any such network interference or network interference perceived by the ILECs or state or federal regulators could have a material adverse effect on our business, prospects, operating results and financial condition.



A system failure could delay or interrupt service to our customers

   Our operations are dependent upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or any of our regional data centers could cause interruptions in our services. Additionally, failure of an ILEC or other service provider, such as other CLEC service providers, to provide communications capacity that we require, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in our services. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, prospects, operating results and financial condition.



A breach of network security could delay or interrupt service to our customers

   Despite the implementation of security measures, our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. ISPs and corporate networks have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, current and former employees and others. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems of our customers and the customers' end-users, which might result in liability to our customers and also might deter potential customers. Although we intend to implement security measures that are standard within the telecommunications industry, as well as new developed security measures, we have not yet done so and there can be no assurance that we will implement such measures in a timely manner or to the degree that may be compatible with our various customers' expectations, or that if and when implemented, such measures will not be circumvented. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and such customers' end-users, which could have a material adverse effect on our business, prospects, operating results and financial condition.


We depend on a limited number of third parties for equipment supply and installation

   We rely on outside parties to manufacture our network equipment, such as DSLAMs, customer premise equipment modems, network routing and switching hardware, network management software, systems management software and database management software. As we sign additional service contracts, we will need to significantly increase the amount of manufacturing and other services supplied by third parties in order to meet our contractual commitments. For example, we have a service arrangement with Lucent Technologies Inc. ("Lucent Technologies") to increase our ability to order, install and manage our collocation facilities and associated equipment. We have in the past experienced supply problems with certain of our vendors and these vendors may not be able to meet our needs in a satisfactory and timely manner in the future. In addition, we may not be able to obtain additional vendors when and if needed. Although we have identified alternative suppliers for technologies that we consider deems critical, it could take us a significant period of time to establish relationships with alternative suppliers for critical technologies and substitute their technologies into our networks. Our reliance on third-party vendors involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. The loss of any of our relationships with these suppliers could have a material adverse effect on our business, prospects, operating results and financial condition.


Our success depends on our retention of certain key personnel and our ability to hire additional key personnel

   We depend on the performance of our executive officers and key employees. In particular, our senior management has significant experience in the data communications, telecommunications and personal computer industries, and the loss of any one of them could have a material adverse effect on our ability to execute our business strategy. In addition, we depend upon the Regional Presidents for each of our target regions. Regional Presidents have direct responsibility for sales, service and market development efforts in their respective regions, and the loss of one could disrupt significantly the operations in the region. Additionally, we do not have "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, sales, marketing and managerial personnel in connection with our expansion within our existing regions and the deployment and marketing of our network into targeted regions. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. We can give you no assurance that we will be able to attract, assimilate or retain other highly qualified technical, sales, marketing and managerial personnel in the future. The inability to attract the necessary technical, sales, marketing and managerial personnel could have a material adverse effect upon our business, prospects, operating results and financial condition.

Uncertain Federal and State Tax and Other Surcharges on Our Services

   Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate services and intrastate services. Interstate surcharges include Federal Universal Service Fees, Common Carrier Regulatory Fees and TRS Fund fees. In addition, state regulators impose similar surcharges and fees on intrastate services. The division of our services between interstate services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or relevant state commission authorities. A change in the characterization of the jurisdiction of its services could cause our payment obligations pursuant to the relevant surcharges to increase. In addition, pursuant to periodic revisions by state and federal regulators of the applicable surcharges, we may be subject to increases in the surcharges and fees currently paid.


Our services are subject to government regulation, and changes in current or future laws or regulations could restrict the way we operate our business

   Our services are subject to federal, state and local government regulation. The 1996 Act, which became effective in February 1996, introduced widespread changes in the regulation of the telecommunications industry, including the digital access services segment in which we operate. The 1996 Act eliminates many of the pre-existing legal barriers to competition in the telecommunications services business and sets basic criteria for relationships between telecommunications providers.

   Among other things, the 1996 Act removes barriers to entry in the local exchange telephone market by preempting state and local laws that restrict competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. The FCC's primary rules interpreting the 1996 Act, which were issued on August 8, 1996 (the "FCC Order"), have been reviewed by the U.S. Court of Appeals for the Eighth Circuit, which has overruled certain of the FCC's pricing, unbundled network element combination, nondiscrimination and other regulations and upheld the FCC's definition of unbundled network elements and operational support systems rules. We have entered into competitive interconnection agreements using the federal guidelines established in the FCC's interconnection order, which agreements remain in effect notwithstanding the Eighth Circuit's decision. While the U.S. Supreme Court overruled the Eighth Circuit in January of 1999 and upheld the FCC Order, the FCC must now reconsider the definition of unbundled network elements. Both the FCC and state telecommunications regulatory commissions will likely review unbundled network element pricing issues consistent with the U.S. Supreme Court's decision. Any unfavorable decisions by the FCC or state telecommunications regulatory commissions could have a material adverse effect on our business, prospects, operating results and financial condition.

   In August 1998, the FCC proposed new rules that would allow ILECs to provide their own DSL services free from ILEC regulation through a separate affiliate. The provision of DSL services by an affiliate of an ILEC not subject to ILEC regulation could have a material adverse effect on our business, prospects, operating results and financial condition.

   On March 18, 1999, the FCC announced that it was adopting rules to strengthen collocation requirements and reduce the costs and delays associated with collocation. In particular, the FCC is requiring ILECs to make new collocation arrangements, including cageless and shared collocation, available to competing carriers. New entrants will be able to locate all equipment necessary for interconnection, whether or not such equipment has a switching function. The actual text of the FCC's March 1999 order has not yet been issued and we can give you no assurances that the actual regulations when implemented will materially enhance our ability to obtain collocation facilities. In the same announcement, the FCC provided notice of proposed rule making proceeding. The FCC tentatively concluded that it is technically feasible for two different carriers sharing a single line to provide traditional voice service and advanced services. The notice will seek comments on the operational, pricing, legal and policy ramifications of mandating such line sharing at the federal level. If adopted, these rules could materially lower the price we pay to lease access to the ILEC's copper lines. While we believe that these rules would be advantageous to us, we can give no assurances that the FCC will actually implement such rules.

   No assurance can be given that changes to current regulations or the adoption of new regulations by the FCC or state regulatory authorities or legislative initiatives, such as changes to the 1996 Act, or court decisions would not have a material adverse effect on our business, prospects, operating results and financial condition.


An economic downturn could adversely impact demand for our services

   In the last few years the general health of the economy, particularly the California economy, has been relatively strong and growing, a consequence of which has been increasing capital spending by individuals and growing companies to keep pace with rapid technological advances. To the extent the general economic health of the United States or of California declines from recent historically high levels, or to the extent individuals or companies fear such a decline is imminent, such individuals and companies may reduce, in the near term, expenditures such as those for our services. Any such decline or concern about an imminent decline could delay decisions among certain of our customers to roll out our services or could delay decisions by prospective customers to make initial evaluations of our services. Such delays would have a material adverse effect on our business, prospects, operating results and financial condition.


Our stock price has been and is likely to continue to be volatile

   The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

   .  actual or anticipated variations in quarterly operating results;

   . announcements of new products or services by us or our competitors or new competing technologies;

   .  the addition or loss of ISP or enterprise customers or subscribers;

   .  changes in financial estimates or recommendations by securities analysts;

   . conditions or trends in the telecommunications industry, including regulatory developments;

   .  growth of the Internet and online commerce industries;

   . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

   .  additions or departures of key personnel;

   .  future equity or debt offerings or our announcements of such offerings;

   .  general market and general economic conditions; and

   .  other events or factors, many of which are beyond our control.

   In addition, in recent years the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In addition, trading prices of the stocks of many technology companies are at or near historic highs and reflect price-earnings ratios substantially above historic levels. These trading prices and price-earnings ratios may not be sustained.


Future sales of our common stock may depress our stock price

   Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of March 15, 1999, we had 48,650,643 shares of common stock outstanding (including our class B common stock). Of such shares, the 8,970,000 shares of common stock that we sold in our initial public offering are freely tradeable in the public market without restriction unless held by our affiliates. Based on the number of shares of common stock outstanding as of March 15, 1999, the remaining shares of common stock available for sale in the public market are limited by restrictions under the securities laws and lock-up agreements applicable to such shares and will be available for sale in the public market as follows:

             Date of Availability For Sale                                   Number of Shares
  -------------------------------------------------------  -----  --------------------------------------
  July 21, 1999 (181st day after the date of the
  prospectus for our initial public offering)............       33,301,466 shares of common stock

  January 7, 2000......................................         6,379,177 shares of common stock
                                                                  issuable upon conversion of our class B
                                                                  common stock

   In addition, we have 15,520,342 shares of our common stock reserved for issuance pursuant to options under our 1997 Stock Plan, of which 11,383,597 shares were subject to outstanding options at March 15, 1999. All of such outstanding options are also subject to the 180-day lock-up. We intend to register, prior to July 21, 1999, the shares of common stock reserved for issuance under our 1997 Stock Plan and the 1,000,000 shares of common stock reserved for issuance under our 1998 Employee Stock Purchase Plan. Accordingly, shares underlying vested options will be eligible for resale in the public market beginning on July 21, 1999.

   In addition, we have 5,188,764 shares underlying outstanding warrants, including 5,053,764 shares issuable upon exercise of the warrants issued in connection with the 1998 Discount Notes (the "High Yield Warrants") that, beginning on July 21, 1999, will be eligible for resale in the public market upon expiration of their respective one-year holding periods under Rule 144. However, to the extent that warrant holders effect a "cashless" exercise of their warrants, the underlying shares will be eligible for sale in the public markets beginning on July 21, 1999. In addition, the holders of 20,075,285 shares of our common stock and the High Yield Warrants have certain registration rights with respect to their shares. These registration rights include the right to request a registration after the expiration of the 180-day lock-up period. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could have a material adverse effect on the market price for our common stock.

   Bear, Stearns & Co. Inc. may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Control by Principal Stockholders and Management

   Our executive officers and directors and principal stockholders together beneficially own over 67.0% of our outstanding common stock. Accordingly, these stockholders will be able to determine the composition of the our board of directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.


Our failure and the failure of third parties to be Year 2000 compliant could negatively impact our business

   Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. We have reviewed our internally developed information technology systems and programs and believe that our systems are Year 2000 compliant and that we have no significant Year 2000 issues within our systems or services. We have not reviewed our non-information technology systems for Year 2000 issues relating to embedded microprocessors. To the extent that such issues exist, these systems may need to be replaced or upgraded to become Year 2000 compliant. We believe that our non-information technology systems will not present any significant Year 2000 issues, although there can be no assurance in this regard. In addition, we utilize third-party equipment and software and interact with ILECs that have equipment and software that may not be Year 2000 compliant. Failure of such third-party or ILEC equipment or software to operate properly with regard to the year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, prospects, operating results and financial condition. Furthermore, the purchasing patterns of our ISP and enterprise customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services, which could have a material adverse effect on our business, prospects, operating results and financial condition. We have not made any assessment of the Year 2000 risks associated with its third-party or ILEC equipment or software or with its ISP and enterprise customers, have not determined the risks associated with the reasonably likely worst-case scenario and have not made any contingency plans to address such risks. However, we intend to devise a Year 2000 contingency plan prior to December 1999.


Antitakeover Effects of Certain Charter and Bylaw Provisions and Delaware Law

   Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Our charter and bylaws provide for a classified board of directors, limitations on the ability of stockholders to call special meetings and act by written consent, the lack of cumulative voting for directors and procedures for advance notification of stockholder nominations and proposals. These provisions, as well as Section 203 under the Delaware General Corporation Law to which we are subject, could discourage potential acquisition proposals and could delay or prevent a change of control. The indentures relating to the 1998 Discount Notes and the 1999 Notes provide that, in the event of certain changes in control, each holder of the notes will have the right to require us to repurchase such holder's notes at a premium over the aggregate principal amount or the accreted value, as the case may be, of such debt. The provisions in the charter, bylaws and indentures could have the effect of discouraging others from making tender offers for our shares and, as a consequence, they also may inhibit increases in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

   Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority or our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at December 31, 1998, including our 1998 Discount Notes, is fixed-rate debt.

Item 8.  Financial Statements and Supplementary Data



            REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Covad Communications Group, Inc.

   We have audited the accompanying consolidated balance sheets of Covad Communications Group, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covad Communications Group, Inc. as of December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                    /s/   Ernst & Young LLP

San Jose, California
February 15, 1999

                       COVAD COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
            (Amounts in 000's, except share and per share amounts)

                                                                                                December 31,
                                                                                            1997          1998
                                                                                        -------------  ----------
                                                                                        (Restated)(1)
                                    ASSETS
Current assets:
Cash and cash equivalents.............................................................    $ 4,378       $ 64,450
Accounts receivable, net of allowances for uncollectibles of $0 and $220..............         25          1,933
Unbilled revenue......................................................................          4            663
Inventories...........................................................................         43            946
Prepaid expenses......................................................................         52          1,183
Other current assets..................................................................        317            514
                                                                                          -------       --------
      Total current assets............................................................      4,819         69,689
Property and equipment:
Networks and communication equipment..................................................      2,185         55,189
Computer equipment....................................................................        600          4,426
Furniture and fixtures................................................................        185          1,119
Leasehold improvements................................................................        114          1,887
                                                                                          -------       --------
                                                                                            3,084         62,621
Less accumulated depreciation and amortization........................................        (70)        (3,476)
                                                                                          -------       --------
      Net property and equipment......................................................      3,014         59,145
Other assets:
Restricted cash.......................................................................        210            225
Deposits..............................................................................         31            337
Deferred debt issuance costs (net)....................................................         --          8,112
Other long term assets................................................................         --          1,911
                                                                                          -------       --------
      Total other assets..............................................................        241         10,585
                                                                                          -------       --------
      Total assets....................................................................    $ 8,074       $139,419
                                                                                          =======       ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                     (NET CAPITAL DEFICIENCY)

Current liabilities:
Accounts payable......................................................................    $   651       $ 14,975
Unearned revenue......................................................................          7            551
Accrued network costs.................................................................         58          1,866
Other accrued liabilities.............................................................         77          3,854
Current portion of capital lease obligations..........................................        229            263
                                                                                          -------       --------
      Total current liabilities.......................................................      1,022         21,509

Long-term debt (net of discount)......................................................         --        142,300
Long-term capital lease obligations...................................................        554            316
                                                                                          -------       --------
      Total liabilities...............................................................      1,576        164,125
Stockholders' equity (net capital deficiency):
Convertible preferred stock ($0.001 par value):
   Authorized shares--30,000,000
   Issued and outstanding shares--17,750,001 and 18,246,162 at December 31, 1997
      and December 31, 1998, respectively.............................................         18             18
Common stock ($0.001 par value):
   Authorized shares--65,000,000
   Issued and outstanding shares--11,361,204 and 11,773,997 at December 31, 1997
      and December 31, 1998, respectively.............................................         11             12
Additional paid-in capital............................................................      9,692         30,685
Deferred compensation.................................................................       (611)        (4,688)
Retained earnings (deficit)...........................................................     (2,612)       (50,733)
                                                                                          -------       --------
   Total stockholders' equity (net capital deficiency)................................      6,498        (24,706)
                                                                                          -------       --------
   Total liabilities and stockholders' equity (net capital deficiency)................    $ 8,074       $139,419
                                                                                          =======       ========

---------------
(1)   See Note 6.

  The accompanying notes are an integral part of these financial statements.

                       COVAD COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in 000's, except share and per share amounts)

                                                                           Year Ended December 31,
                                                                        -----------------------------
                                                                             1997            1998
                                                                        -------------    ------------
                                                                        (Restated)(1)
Revenues..........................................................      $         26     $     5,326
Operating expenses:
   Network and product costs......................................                54           4,562
   Sales, marketing, general and administrative...................             2,374          31,043
   Amortization of deferred compensation..........................               295           3,997
   Depreciation and amortization..................................                70           3,406
                                                                        ------------     -----------
      Total operating expenses....................................             2,793          43,008
                                                                        ------------     -----------
Income (loss) from operations.....................................            (2,767)        (37,682)
Interest income (expense):
   Interest income................................................               167           4,778
   Interest expense...............................................               (12)        (15,217)
                                                                        ------------     -----------
   Net interest income (expense)..................................               155         (10,439)
                                                                        ------------     -----------
Net income (loss).................................................      $     (2,612)    $   (48,121)
                                                                        ============     ===========
Net income (loss) per common share................................      $      (0.80)    $     (8.43)
Weighted average shares used in computing net loss per share......         3,271,546       5,708,535

_____________
(1)    See Note 6.



  The accompanying notes are an integral part of these financial statements.

                       COVAD COMMUNICATIONS GROUP, INC.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 (Restated)(1)
                   (Amounts in 000's, except share amounts)



                                                                                                                          Total
                                             Convertible                                                               Stockholders'
                                          Preferred Stock       Common Stock      Additional                Retained    Equity (Net
                                         ------------------  -------------------   Paid-In      Deferred    Earnings      Capital
                                           Shares    Amount    Shares     Amount   Capital    Compensation  (Deficit)   Deficiency)
                                         ----------  ------  ----------  -------  ----------  ------------  ---------  ------------

Initial issuance of common stock......           --  $   --  12,000,000  $    12  $       38  $         --  $      --  $         50
Repurchase of common stock............           --      --  (2,410,296)      (3)         (7)           --         --           (10)
Issuance of common stock..............           --      --   1,771,500        2          66            --         --            68
Issuance of Series A Preferred Stock..      750,000       1          --       --         249            --         --           250
Issuance of Series B Preferred Stock
 (net of $43 of financing costs)......   17,000,001      17          --       --       8,440            --         --         8,457
Deferred compensation.................           --      --          --       --         906          (906)        --            --
Amortization of deferred
 compensation.........................           --      --          --       --          --           295         --           295
Net loss..............................           --      --          --       --          --            --     (2,612)       (2,612)
                                         ----------  ------  ----------  -------  ----------  ------------  ---------  ------------
Balance at December 31, 1997..........   17,750,001      18  11,361,204       11       9,692          (611)    (2,612)        6,498
Issuance of common stock..............           --      --     412,793        1         570            --         --           571
Issuance of Series B Preferred Stock..      100,002      --          --       --         100            --         --           100
Issuance of Series C Preferred Stock..      396,159      --          --       --       1,100            --         --         1,100
Issuance of common stock warrants as
 part of debt offering issuance
 costs................................           --      --          --       --       2,928            --         --         2,928
Issuance of common stock warrants
 pursuant to debt offering............           --      --          --       --       8,221            --         --         8,221
Deferred compensation.................           --      --          --       --       8,074        (8,074)        --            --
Amortization of deferred
  compensation........................           --      --          --       --          --         3,997         --         3,997
Net loss..............................           --      --          --       --          --            --    (48,121)      (48,121)

                                         ----------  ------  ----------  -------  ----------  ------------  ---------  ------------
Balance at December 31, 1998..........   18,246,162  $   18  11,773,997  $    12  $   30,685  $     (4,688) $ (50,733) $    (24,706)
                                         ==========  ======  ==========  =======  ==========  ============  =========  ============

----------------
(1)    See Note 6.



  The accompanying notes are an integral part of these financial statements.

                       COVAD COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)

                                                                                              Year Ended December 31,
                                                                                            ----------------------------
                                                                                                1997           1998
                                                                                                ----           ----
                                                                                            (Restated)(1)
Operating activities:
Net loss..................................................................................      $(2,612)       $(48,121)
Reconciliation of net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization...........................................................           70           3,406
  Amortization of deferred compensation...................................................          295           3,997
  Accreted interest and amortization of debt discount and deferred debt
    issuance costs........................................................................           --          16,009
  Net changes in current assets and liabilities:
     Accounts receivable..................................................................          (25)         (1,908)
     Inventories..........................................................................          (43)           (903)
     Other current assets.................................................................         (373)         (1,987)
     Accounts payable.....................................................................          651          14,324
     Unearned revenue.....................................................................            7             544
     Other current liabilities............................................................          135           5,585
                                                                                                -------        --------
Net cash used in operating activities.....................................................       (1,895)         (9,054)

Investing activities:
Purchase of restricted cash...............................................................         (210)            (15)
Deposits..................................................................................          (31)           (306)
Other long-term assets....................................................................           --          (1,428)
Purchase of property and equipment........................................................       (2,253)        (59,503)
                                                                                                -------        --------
Net cash used in investing activities.....................................................       (2,494)        (61,252)

Financing activities:
Net proceeds from issuance of long-term debt and warrants.................................           --         129,328
Principal payments under capital lease obligations........................................          (48)           (238)
Proceeds from common stock issuance, net of repurchase....................................          108             571
Proceeds from preferred stock issuance....................................................        8,707           1,200
Offering costs related to common stock offering...........................................           --            (483)
                                                                                                -------        --------
Net cash provided by financing activities.................................................        8,767         130,378
                                                                                                -------        --------
Net increase in cash and cash equivalents.................................................        4,378          60,072
Cash and cash equivalents at beginning of year............................................           --           4,378
                                                                                                -------        --------
Cash and cash equivalents at end of year..................................................      $ 4,378        $ 64,450
                                                                                                =======        ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest..................................................      $     9        $     99
                                                                                                =======        ========
Supplemental schedule of non-cash investing and financing activities:
  Equipment purchased through capital leases..............................................      $   831        $     34
                                                                                                =======        ========
  Warrants issued for equity commitment...................................................           --        $  2,928
                                                                                                =======        ========

---------------
(1)    See Note 6.



   The accompanying notes are an integral part of these financial statements.

                       COVAD COMMUNICATIONS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Operations and Summary of Significant Accounting Policies

Organization and Nature of Operations

   Covad Communications Group, Inc. (the "Company") is a high-speed Internet and network access provider offering digital subscriber line ("DSL") services to Internet Service Provider ("ISP") and enterprise customers. ISPs purchase the Company's services in order to provide high-speed Internet access to their business and consumer end-users. Enterprise customers purchase the Company's services to provide employees with remote access to their Local Area Networks to improve employee productivity and reduce operating costs. The Company's services are provided over standard copper telephone lines at considerably faster speeds than available through a standard modem.

   The Company's operations are subject to significant risks and uncertainties including competitive, financial, developmental, operational, growth and expansion, technological, regulatory, and other risks associated with an emerging business.


Summary of Significant Accounting Policies

   A. Basis of Presentation

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

   The consolidated financial statements of the Company include the accounts of all of its wholly-owned subsidiaries. There were no intercompany accounts and transactions which required elimination.

   The accompanying statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 include $50,000 received during 1996 upon issuance of the initial capital stock of the Company and $2,000 expended in 1996 for general and administrative expenses. Due to the insignificance of balances at December 31, 1996 and activity for the period from inception through December 31, 1996, financial statements for 1996 have not been presented.


   B. Revenue Recognition

   Revenue related to installation of service and sale of customer premise equipment is recognized when equipment is delivered and installation is completed. Revenue from monthly recurring service is recognized in the month the service is provided. Recognized revenue for which the customer has not been billed is recorded as unbilled revenue until the period such billings are provided. Amounts billed in advance of providing services are recorded as unearned revenue until the period such services are provided. For the year ended December 31, 1998, one customer accounted for approximately 17% of the Company's revenue. For the year ended December 31, 1998, no other customer accounted for more than 10% of the Company's revenue.

   C. Cash and Cash Equivalents

   All highly liquid investments with a maturity of three months or less from the date of original issuance are considered to be cash equivalents.


   D. Restricted Cash

   As of December 31, 1997 and December 31, 1998, the Company had $210,000 and $225,000, respectively, in commercial deposits held in the Company's name but restricted as security for certain of the Company's capital lease arrangements.


   E. Inventories

   Inventories are stated at the lower of cost or market and consist primarily of customer premise equipment. Costs are based on the first-in first-out method.


   F. Property and Equipment

   Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

          Leasehold improvements.....................  15 years or life of the lease
          Electronic communication equipment.........  2 to 5 years
          Furniture and fixtures.....................  3 to 7 years
          Computer equipment.........................  3 years
          Office equipment...........................  2 to 5 years
          Computer software..........................  2 to 7 years

   The Company capitalizes costs associated with the design, deployment and expansion of the Company's network including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs generally include personnel and related costs incurred in the enhancement and implementation of purchased software packages. Capitalized internal labor costs for the years ending December 31, 1997 and December 31, 1998 were $139,000 and $3,063,000, respectively. Capitalized interest cost for the year ending December 31, 1998 was approximately $900,000.


   G. Equipment Under Capital Leases

   The Company leases certain of its equipment and other fixed assets under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease, whichever is less. Assets under capital lease are amortized over the lease term or useful life of the assets.

   H. Income Taxes

   Due to the Company's overall loss position, there is no provision for income taxes for 1997 or 1998. The reconciliation of income tax computed at the US federal statutory rate to income tax expense is as follows:

                                                                                   December 31,
                                                                    -------------------------------------------
                                                                            1997                    1998
                                                                            ----                    ----
      Federal at 34%, statutory................................       $     (757,000)          $ (16,363,000)
      Non deductible interest..................................                   --                 911,000
      Losses with no current benefit...........................              757,000              15,436,000
      Other....................................................                   --                  16,000
                                                                      --------------           -------------
      Provision................................................       $           --           $          --
                                                                      ==============           =============

As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $40,000,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2005 through 2018, if not utilized.

The utilization of the net operating loss is subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                                                        December 31,
                                                                           ---------------------------------------
                                                                                  1997                 1998
                                                                                  ----                 ----
    Deferred tax assets:
        Net operating loss carryforwards............................            $ 820,000          $ 16,000,000
        Depreciation................................................                   --             1,000,000
        Other.......................................................                   --             1,500,000
                                                                                ---------          ------------
        Net deferred tax assets.....................................              820,000            18,500,000
    Valuation allowance.............................................             (820,000)          (18,500,000)
                                                                                ---------          ------------

    Net deferred tax assets.........................................                   --                    --
                                                                                =========          ============

The net valuation allowance increased by $17,680,000 during the year ended December 31, 1998.


   I. Fair Value of Financial Instruments

   Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available for identical or comparable financial instruments, fair values are based on estimates using the present value of estimated cash flows or other valuation techniques. The resulting fair values can be significantly affected by the assumptions used, including the discount rate and estimates as to the amounts and timing of future cash flows.

   The following methods and assumptions were used to estimate the fair value for financial instruments:

   Cash and cash equivalents.   The carrying amount approximates fair value.

   Borrowings.   The fair values of borrowings, including long-term debt,
capital lease obligations and other obligations, were estimated based on quoted market prices, where available, or by discounting the future cash flows using estimated borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company. For all borrowings outstanding at December 31, 1997 and December 31, 1998, fair value approximates recorded value.


   J. Earnings (Loss) Per Share

   Basic earnings per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock ("Common Stock"), after giving consideration to shares subject to repurchase, outstanding during the period.

   Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and conversion of the Company's convertible preferred stock ("Preferred Stock"). In addition, income or loss is adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. The diluted earnings per share amount has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants and the assumed preferred stock conversion is not dilutive.

   Under the Company's Certificate of Incorporation, all outstanding Preferred Stock will convert into Common Stock on a one-for-one basis upon the completion of the Company's initial public offering of Common Stock (see note 9).

   The consolidated financial statements applicable to the prior periods have been restated to reflect a two-for-one stock split effective May 1998 and a three-for-two stock split effective August 1998.

   The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except share and per share amounts):


                                                                            Year Ended December 31,
                                                                      -----------------------------------
                                                                               1997              1998
                                                                               ----              ----
Net income (loss)...................................................      $    (2,612)       $   (48,121)
Basic and diluted:
  Weighted average shares of common stock outstanding...............       11,021,269         11,505,307
  Less: Weighted average shares subject to repurchase...............        7,749,723          5,796,772
                                                                          -----------        -----------
Weighted average shares used in computing basic and diluted net
 income (loss) per share............................................        3,271,546          5,708,535
                                                                          ===========        ===========
Basic and diluted net income (loss) per share.......................      $     (0.80)       $     (8.43)
                                                                          ===========        ===========

   K. Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company's cash and investment policies limit investments to short-term, investment grade instruments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. In addition, the Company typically offers its customers credit terms. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral.

   L. Key Suppliers

   The Company is dependent on limited source suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of equipment. In addition, the Company believes that there are alternative suppliers for the equipment used to provide its services. However, an extended interruption in the supply of equipment currently obtained from limited source suppliers could adversely affect the Company's business and results of operations.

   M. Accounts Receivable Allowance:

   The Company established a reserve for uncollectible accounts receivable in the amount of $220,000 at December 31, 1998. No significant charges were made against this reserve as of December 31, 1998.

   N. Recently Issued Accounting Pronouncements:

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in quarterly and annual financial statements. SFAS 131 changes segment reporting from an industry segment basis to an operating segment basis defined based on how the business is managed. The Company operates in only one segment, high-speed digital communications services, and hence, separate segment reporting is not applicable.


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

   The Notes were originally recorded at approximately $126.9 million, which represents the $135.1 million in gross proceeds less the approximate $8.2 million value assigned to the Unit Warrants, which is included in additional paid-in capital. The value assigned to the Unit Warrants, representing debt discount, is being amortized over the life of the Notes. Debt issuance costs were incurred through the issuance of additional warrants associated with the commitment of equity by certain investors. The debt issuance costs are also being amortized over the life of the Notes. For the year ended December 31, 1998, the accretion of the Notes and the amortization of debt discount and debt issuance costs was $16 million, of which $15.1 million is included in interest expense and $900,000 is capitalized in property, plant and equipment.

      The Unit Warrants have ten year terms, have exercise prices of $0.0033 per share (subject to adjustment in certain events), contain net exercise provisions and are currently exercisable.


3. Capital Leases

   The Company has entered into capital lease arrangements to finance the acquisition of certain operating assets, two of which have bargain purchase options. The principal value of these leases totaled $831,000 and $865,000 as of December 31, 1997 and December 31, 1998, respectively, and was equivalent to the fair value of the assets leased.

   Future minimum lease payments under capital leases are as follows:

              Year Ending  December 31,
              -------------------------
              1999.................................          335,000
              2000.................................          294,000
              2001.................................           44,000
              2002.................................            4,000
              2003.................................               --
              Thereafter...........................               --
                                                            ---------
                                                             677,000
              Less amount representing interest....          (98,000)
              Less current portion.................         (263,000)
                                                            ---------
              Total long-term portion..............        $ 316,000
                                                            =========

   Accumulated amortization for equipment under capital leases is reflected in accumulated depreciation and amortization for property and equipment.


4. Operating Leases

   The Company leases vehicles, equipment, and office space under various operating leases. Future minimum lease payments by year under operating leases are as follows:

        Year Ending December 31,
        ------------------------------------------
        1999......................................     2,656,000
        2000......................................     2,105,000
        2001......................................     2,159,000
        2002......................................     1,436,000
        2003......................................       506,000
        Thereafter................................       351,000
                                                      ----------
                            Total.................    $9,213,000
                                                      ==========

   Rental expense on operating leases totaled $131,000 and $1,507,000 for the year ended December 31, 1997 and December 31, 1998, respectively.


5.   Stockholders' Equity

Covad Communications Group, Inc.

  Common Stock:

   The number of shares of Common Stock authorized for issuance by the Company is 65,000,000 shares with a par value of $.001 per share. Shares of Common Stock outstanding at December 31, 1997 and December 31, 1998, were 11,361,204 and 11,773,997 shares, respectively, of which 7,033,107 and 4,773,083 shares, respectively, remain subject to repurchase provisions which generally lapse over a four year period from the date of issuance.

   Common Stock reserved for future issuance as of December 31, 1998 is as follows:

           Convertible preferred stock..............     18,246,162
           Outstanding and reserved options.........     15,306,843
           Outstanding warrants.....................      6,988,764
                                                         ----------
                 Total..............................     40,541,769
                                                         ==========

   Convertible Preferred Stock:

   Convertible preferred stock consists of the following:

                                                                                        December 31,
                                                                                    1997           1998
                                                                                    ----           ----
Authorized shares--30,000,000
Series A preferred stock ($0.001 par value):
  Authorized shares--750,000
  Issued and outstanding shares--750,000 at December 31, 1997 and
       December 31, 1998......................................................    $    1          $    1
Series B preferred stock ($0.001 par value):
  Authorized shares--17,100,003
  Issued and outstanding shares--17,000,001 at December 31, 1997 and
       17,100,003 at December 31, 1998........................................        17              17
Series C preferred stock ($0.001 par value):
  Authorized shares--11,149,287
  Issued and outstanding shares--None at December 31, 1997 and 396,159 at
       December 31, 1998......................................................        --              --
                                                                                  ------          ------
                                                                                  $   18          $   18
                                                                                  ======          ======

In January 1999, all of the outstanding convertible Preferred Stock converted into Common Stock (see Note 9).

   Equity Commitment

   On February 20, 1998, the Company entered into a Series C Preferred Stock and Warrant Subscription Agreement (the "Subscription Agreement") with certain of its investors (the "Series C Investors") pursuant to which the Series C Investors have unconditionally agreed to purchase an aggregate of 5,764,143 shares of Series C Preferred Stock and warrants to purchase an aggregate of 4,729,500 shares of Series C Preferred Stock (the "Series C Warrants") for an aggregate purchase price of $16.0 million at a date to be determined by the Company but no later than March 11, 1999. The Company either has agreed to call the Equity Commitment or to complete an alternate equity financing of at least $16.0 million by March 11, 1999. In consideration of this commitment, the Company has issued to the Series C Investors warrants to purchase an aggregate of 1,694,148 shares of the Company's Common Stock at a purchase price of $0.0033 per share (the "Common Warrants"). In January 1999, the Company completed an alternative equity financing and, as a result, the Equity Commitment will not be called (see Note 9).

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

   The Stock Purchase

   On March 11, 1998, an investor in the Company purchased 360,144 shares of Series C Preferred Stock and Series C Warrants to purchase an aggregate of 295,500 shares of Series C Preferred Stock for an aggregate purchase price of $1.0 million; provided, that the Company does not have any obligation to issue such Series C Warrants to this investor until such time as the Equity Commitment is called. In connection with its agreement to purchase such Series C Preferred Stock and Series C Warrants, the Company issued to this investor Common Warrants to purchase an aggregate of 105,852 shares of Common Stock at a purchase price of $0.0033 per share.

   Preferred Stock Dividends

   The holders of Series A, Series B and Series C were entitled to receive in any fiscal year, dividends at the rate of $0.0167 per share, $0.04 per share and $0.2233 per share, respectively, payable in preference and priority to any payment of dividends on Common Stock. The rights to such dividends were cumulative and accrue to the holders to the extent they were not declared or paid and were payable, in cash or Common Stock, only in the event of a liquidation, dissolution or winding up of the Company, or other liquidity event (as defined in the Certificate of Incorporation). The cumulative dividends at December 31, 1997 and December 31, 1998 for Preferred Stock were $318,250 and $1,084,740, respectively, none of which has been declared or paid.


6. Stock Options

   In 1997, the Company adopted the Covad Communications Group, Inc. 1997 Stock Plan (the "Plan"). The Plan provides for the grant of stock purchase rights and options to purchase shares of Common Stock to employees and consultants from time to time as determined by the Board of Directors. The options expire from two to eight years after the date of grant. As of December 31, 1998 the Plan has reserved 15,520,342 shares of the Company's Common Stock for sale and issuance under the Plan at prices to be determined by the Board of Directors.

   The following is a summary of the status of stock options outstanding at December 31, 1998:


                               Options Outstanding                                      Options Exercisable
                       -----------------------------------                       --------------------------------
                                            Weighted-           Weighted-                           Weighted-
      Exercise            Number of          Average             Average           Number of         Average
     Price Range           Shares         Life Remaining      Exercise Price        Shares        Exercise Price
---------------------   ------------    ------------------    --------------     -------------    ---------------
$0.033-$0.667........     6,503,028          6.4 years            $0.2675          1,775,834          $0.1672
$1.00-$1.627.........     2,782,499          7.5 years            $1.1538             46,870          $1.6270
$5.75................     1,438,802          7.6 years            $5.7500              4,372          $5.7500
$7.38-$7.93..........     1,311,961          7.7 years            $7.7741              8,066          $7.6733
$8.16................       195,500          7.9 years            $8.1600                500          $8.1600

   The following table summarizes stock option activity for the year ended December 31, 1997 and December 31, 1998:


                                                                          Number of
                                                                          Shares of          Option Price
                                                                        Common Stock           Per Share
                                                                        ------------        --------------
   Balance as of December 31, 1996                                                --              N/A
   Granted.......................................................          3,843,750        $0.033  -  $0.05
   Exercised.....................................................             (6,000)       $          $0.033
   Forfeited.....................................................            (33,000)       $0.033  -  $0.05
                                                                          ----------        ----------------
   Balance as of December 31, 1997...............................          3,804,750        $0.033  -  $0.05
   Granted.......................................................          9,358,978        $0.10   -  $8.16
   Exercised.....................................................           (207,499)       $0.033  -  $0.667
   Forfeited.....................................................           (724,439)       $0.033  -  $7.93
                                                                          ----------        ----------------
   Balance as of December 31, 1998................................        12,231,790        $0.033  -  $8.16
                                                                          ==========        ================

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options and the disclosure only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation," ("SFAS 123"). Under APB 25, compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of stock options at the date of grant. As a result of the Company's reassessment during 1998 of the fair values per share of its common stock, the Company has restated its financial statements for the year ended December 31, 1997 to record deferred compensation of $906,000 as a result of granting stock options and issuing restricted stock with exercise or issue prices per share below the revised fair value per share of the Company's common stock at the date of grant or issuance. This amount was recorded as a reduction of stockholders' equity and is being amortized as a charge to operations over the vesting period of the applicable options. Such amortization was $295,000 for the year ended December 31, 1997. During the year ended December 31, 1998, the Company recorded additional deferred compensation of approximately $8.1 million. Amortization of deferred compensation during this same period was approximately $4.0 million.

  Stock-Based Compensation

   Pro forma information regarding results of operations and loss per share is required by SFAS 123 as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees has been estimated using the minimum value option pricing model which does not consider stock price volatility. Because the Company does not have actively traded equity securities, volatility is not considered in determining the fair value of stock-based awards to employees.

   For the year ended December 31, 1997 and December 31, 1998, the fair value of the Company's stock-based awards to employees was estimated using the following weighted average assumptions:

                                                                             1997              1998
                                                                             ----              ----
           Expected life of options in years.......................           4.0               4.0
           Risk-free interest rate.................................           7.0 %             7.0 %
           Expected dividend yield.................................           0.00%             0.00%

   The weighted average fair value of stock options granted during the year ended December 31, 1997 and December 31, 1998 was $0.26 and $2.05 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period which would result in an increase in net loss of approximately $12,000 and $1.7 million for the year ended December 31, 1997 and 1998, respectively. The result of applying SFAS 123 to the Company's option grants was not material to the results of operations or loss per share for the year ended December 31, 1997 and would have increased the net loss per share by $0.30 per share for the year ended December 31, 1998.

7. Related Party Transactions

   The Company purchases equipment from a supplier which is partially owned by an investor in the company. Purchases from this supplier totalled $85,000 and $5.8 million for the years ending December 31, 1997 and December 31, 1998, respectively.


8. Legal Proceedings

   The Company is engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with incumbent local exchange carriers ("ILECs"). These negotiations, arbitrations and proceedings concern the ILECs' denial of physical collocation space to the Company in certain central offices, the cost and delivery of collocation spaces, the delivery of transmission facilities and telephone lines, billing issues and other operational issues. None of these actions involve a potential liability for the Company. However, failure to resolve any of these matters without undue delay or expense could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company is not currently engaged in any other legal proceedings that it believes could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company is, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the Telecommunications Act of 1996, the interpretation of competitive local exchange carrier interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to the Company's agreements. The results of any of these proceedings could have a material adverse effect on the Company's business, prospects, operating results and financial condition.


9. Subsequent Events

   In January 1999, the Company entered into strategic relationships with AT&T Corp. ("AT&T"), NEXTLINK Communications, Inc. ("NEXTLINK") and Qwest Communications Corporation ("QCC"). As part of these strategic relationships, the Company received equity investments of $25 million from AT&T's venture capital arm and two affiliated funds, $20 million from NEXTLINK and $15 million from QCC's wholly owned subsidiary, U.S. Telesource, Inc. (as used herein, "Qwest" refers to QCC or its subsidiary, as applicable). The Company intends to record intangible assets of $28.7 million associated with these transactions. Furthermore, AT&T, NEXTLINK and Qwest each entered into commercial agreements with the Company providing for the purchase, marketing and resale of the Company's services, the purchase by the Company of fiber optic transport bandwidth, and collocation of network equipment. In addition, the equity investments by AT&T, NEXTLINK and Qwest satisfied the conditions of an alternate equity financing and thus the Equity Commitment will not be called.

   On January 27, 1999, the Company completed the Initial Public Offering ("IPO") of 8,970,000 shares of Common Stock at a price of $18.00 per share. Net proceeds to the Company from the IPO were $150.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As a result of the IPO, all shares of Preferred Stock, including shares issued in the above-mentioned strategic transactions, were converted into Common Stock, all cumulative but unpaid dividends on Series A and Series B were paid in Common Stock and the Common Warrants were exercised.

   On February 11, 1999 the Company issued 12 1/2% Senior Notes due February 15, 2009 through a private placement. Interest is due and payable in cash on February 15 and August 15 of each year, beginning on August 15, 1999. Net proceeds to the Company were approximately $205.4 million after discounts and transaction costs of approximately $9.6 million. Approximately $74.0 million of the net proceeds is will be used to purchase pledged securities representing sufficient funds to pay the first six scheduled interest payments on the notes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

   Our directors and executive officers, and their respective ages as of March 15, 1999, are as follows:

                   Name                        Age                             Position
------------------------------------------    -----    --------------------------------------------------------
Robert Knowling, Jr.......................     43      President, Chief Executive Officer and Director
Charles McMinn............................     47      Chairman, Board of Directors
Timothy Laehy.............................     42      Chief Financial Officer and Vice President, Finance
Rex Cardinale.............................     46      Chief Technology Officer and Vice President, Engineering
Robert Davenport, III.....................     39      Executive Vice President, Business Development
Charles Haas..............................     39      Executive Vice President, Sales
Catherine Hemmer..........................     40      President, Operations
Dhruv Khanna..............................     39      Executive Vice President, General Counsel and Secretary
Robert Roblin.............................     46      Executive Vice President, Marketing
Robert Hawk...............................     59      Director
Henry Kressel.............................     65      Director
Joseph Landy..............................     37      Director
Daniel Lynch..............................     57      Director
Frank Marshall............................     52      Director
Rich Shapero..............................     51      Director

   Robert Knowling, Jr. has been our President, Chief Executive Officer and a member of our board of directors since July 1998. From October 1997 through July 1998, Mr. Knowling served as the Executive Vice President of Operations and Technologies at U S WEST Communications, Inc. In this capacity, Mr. Knowling was responsible for planning, delivering and maintaining high-quality telecommunications services for more than 25 million customers in 14 western and midwestern states. From March 1996 through September 1997, he served as Vice President of Network Operations at U S WEST Communications, Inc. From November 1994 through March 1996, he served as Vice President of Network Operations for Ameritech Corporation. Mr. Knowling began his career in 1977 at Indiana Bell where he progressed through a variety of assignments in operations, engineering and marketing. When Indiana Bell became a part of Ameritech Corporation, Mr. Knowling assumed positions of increasing responsibility in marketing, product development, large business marketing and network operations, including service on Ameritech Corporation's re-engineering breakthrough development team. As lead architect of the Ameritech Corporation transformation, Mr. Knowling reported directly to the Chairman. Mr. Knowling currently serves on the board of directors of Shell Oil Company.

   Charles McMinn is one of our founders and has been the Chairman of our board of directors since July 1998. He served as our President and Chief Executive Officer and as a member of our board of directors from October 1996 to July 1998. Mr. McMinn has over 20 years of experience in creating, financing, operating and advising high technology companies. From July 1995 to October 1996, and from August 1993 to June 1994, Mr. McMinn managed his own consulting firm, Cefac Consulting, which focused on strategic development for information technology and communications businesses. From June 1994 to November 1995, he served as Principal, Strategy Discipline, at Gemini Consulting. From August 1992 to June 1993, he served as President and Chief Executive Officer of Visioneer Communications, Inc. and from October 1985 to June 1992 was a general partner at InterWest Partners, a venture capital firm. Mr. McMinn began his Silicon Valley career as the product manager for the 8086 microprocessor at Intel.

   Timothy Laehy joined us in August 1997. He served as our Chief Financial Officer, Treasurer and Vice President, Finance until February 1999 and has served as our Chief Financial Officer and Vice President, Finance since that date. Prior to joining us, Mr. Laehy served as Vice President, Corporate Finance and Treasurer of Leasing Solutions, Inc., a computer equipment leasing company, from February 1991 to August 1997. From 1990 to 1991, Mr. Laehy served as a senior associate with Recovery Equity Partners, a private venture capital investment fund. From 1985 to 1990, he served in various capacities at Guarantee Acceptance Capital Corporation, an investment bank, Liberty Mutual Insurance Company and Union Carbide Corporation.

   Rex Cardinale joined us in June 1997. He served as our Vice President, Engineering until February 1999 and has served as our Chief Technology Officer and Vice President, Engineering since that date. From February 1996 to March 1997, Mr. Cardinale served as Chief Executive Officer and Vice President, Engineering at GlobalCenter Inc., an Internet service provider for small businesses. From January 1994 to February 1996, Mr. Cardinale served as Vice President and General Manager, Internet Services Division, at Global Village Communication. From June 1992 to September 1993, Mr. Cardinale was Vice President and General Manager of the cc:Mail division of Lotus Development Corporation. Prior to that time, he served for five years as Vice President, Engineering for Ultra Network Technologies, a provider of high-speed networking systems for supercomputers and for ten years in various engineering management capacities at Rolm Corporation.

   Robert R. Davenport, III joined us in January 1999. He served as our Vice President, Business Development until February 1999 and has served as our Executive Vice President, Business Development since that date. Prior to joining us, Mr. Davenport was Senior Vice President and Chief Operating Officer at Tele-Communications, Inc.'s Internet Services subsidiary, TCI.NET from 1997 to 1999. Between 1995 and 1997, Mr. Davenport was with Tele-Communications, Inc., as Vice President, Finance and Development for the Telephony Services subsidiary. From 1992 to 1995, he was Managing Partner of RD Partners, LLC, a private investment firm focused on leveraged equity investments.

   Charles Haas is one of our founders. He served as our Vice President, Sales and Marketing from May 1997 until November 1998 and as our Vice President, Sales from November 1998 until February 1999. Since February 1999, Mr. Haas has served as our Executive Vice President, Sales. Mr. Haas has over fourteen years of sales and business development experience with Intel where he held various positions from July 1982 to April 1997. At Intel, Mr. Haas served as manager of corporate business development, focusing on opportunities in the broadband computer communications area, and played a principal role in the development of our Residential Broadband strategy for telephone and satellite companies (DSL, Fiber-to-the-Curb and satellite modems).

   Catherine Hemmer joined us in August 1998. She served as our Vice President, Operations until February 1999 and has served as our President, Operations since that date. From 1996 to August 1998, she was Vice
President, Network Reliability and Operations at U S WEST Communications, Inc. From 1995 to 1996, she served as General Manager, Network provisioning at Ameritech Services, Inc., a telecommunications company. From 1987 to 1995, she served in various capacities, including Vice President, Network Services, at MFS Telecom, Inc. From 1987 to 1988, she served as Senior Manager, Management Information Systems at Chicago Fiber Optic Corporation d/b/a Metropolitan Fiber Systems of Chicago, Inc., a start-up venture developing a market niche for fiber optic local access networks.

   Dhruv Khanna is one of our founders. He served as our Vice President, General Counsel and Secretary from October 1996 until February 1999 and has served as our Executive, Vice President, General Counsel and Secretary since that date. He was an in-house counsel for Intel's communications products division and its Senior Telecommunications Attorney between 1993 and 1996. Between 1987 and 1993, Mr. Khanna was an associate at Morrison & Foerster where his clients included Teleport Communications Group (now AT&T), McCaw Cellular Communications, Inc. (now AT&T Wireless), and Southern Pacific Telecom (now Qwest). Mr. Khanna has extensive experience with regulatory matters, litigation and business transactions involving the RBOCs and other telecommunications companies. While at Intel, he helped shape the computer industry's positions on the Telecommunications Act of 1996 and the FCC's rules implementing the 1996 Act.

   Robert Roblin joined us in November 1998. He served as our Vice President, Marketing until February 1999 and has served as our Executive Vice President, Marketing since that date. Prior to joining us, he was Executive Vice President of Marketing at Adobe Systems, Inc. from 1996 to November 1998. From 1994 to 1996, Mr. Roblin served as Vice President and General Manager of Marketing of the Consumer Division of IBM Corporation. Between 1992 and 1994, Mr. Roblin was the Vice President of Marketing of Pensoft, a start-up pen-based software company that produced a database-driven personal information manager.

   Robert Hawk has served as a member of our board of directors since April 1998. Mr. Hawk is President of Hawk Communications and recently retired as President and Chief Executive Officer of U S WEST Multimedia Communications, Inc., where he headed the cable, data and telephony communications business from May 1996 to April 1997. He was president of the Carrier Division of U S West Communications, a regional telecommunications service provider, from September 1990 to May 1996. Prior to that time, Mr. Hawk was Vice President of Marketing and Strategic Planning for CXC Corporation. Prior to joining CXC Corporation, Mr. Hawk was director of Advanced Systems Development for AT&T/American Bell. He currently serves on the boards of Xylan Corporation, PairGain Technologies, Inc., Premisys Communications, Concord Communications and Radcom.

   Henry Kressel has served as a member of our board of directors since July 1997. Dr. Kressel has been with E.M. Warburg, Pincus & Co., LLC since 1983 and is currently a managing director of the firm. He is also a partner of Warburg, Pincus & Co., the general partner of Warburg, Pincus Investors, L.P. Prior to that time, he served as Staff Vice President of the RCA Corporation responsible for research and development of optoelectronics, semiconductors and related software and technologies. Dr. Kressel serves as a director of Earthweb, Inc., Level One Communications, Inc., IA Corporation, NOVA Corporation, Inc. and several privately held companies.

   Joseph Landy has served as a member of our board of directors since July 1997. Mr. Landy has been with E.M. Warburg, Pincus & Co., LLC since 1985 and is currently a managing director of the firm. Throughout his career at E.M. Warburg, Pincus & Co., LLC, Mr. Landy has focused primarily on investments in information technology and specialty semiconductors. Mr. Landy is a director of two publicly traded companies, Indus International, Inc. and Level One Communications, Inc., and of several privately held companies.

   Daniel Lynch has served as a member of our board of directors since April 1997. Mr. Lynch is also a founder of CyberCash, Inc. and has served as chairman of its board of directors since August 1994. From December 1990 to December 1995, he served as Chairman of the board of directors of Softbank Forums, a provider of education and conference services for the information technology industry. Mr. Lynch founded Interop Company in 1986, which is now a division of ZD Comdex and Forums. Mr. Lynch is a member of the Association for Computing Machinery and the Internet Society. He is also a member of the Board of Trustees of the Santa Fe Institute, the Bionomics Institute and CommerceNet. He previously served as Director of the Information Processing Division for the Information Sciences Institute in Marina del Rey, where he led the Arpanet team that made the transition from the original NCP protocols to the current TCP/IP based protocols. He has served as a director of Exodus Communications since January 1998. Mr. Lynch previously served as a member of the board of directors at UUNET Technologies from April 1994 until August 1996.

   Frank Marshall has served as a member of our board of directors since October 1997. Mr. Marshall currently serves on the board of directors of PMC-Sierra Inc. and several private companies. Mr. Marshall also serves on the technical advisory board of several high technology private companies. He is a member of the InterWest Partners Advisory Committee and a Venture Partner at Sequoia Capital. From 1992 to 1997, Mr. Marshall served as Vice President of Engineering and Vice President and General Manager, Core

Business Unit of Cisco Systems Inc. From 1982 to 1992, he served as Senior Vice President, Engineering at Convex Computer Corporation.

   Rich Shapero has served as a member of our board of directors since July 1997. Mr. Shapero has been a general partner of Crosspoint Venture Partners, L.P., a venture capital investment firm, since April 1993. From January 1991 to June 1992, he served as Chief Operating Officer of Shiva Corporation, a computer network company. Previously, he was a Vice President of Sun Microsystems, Senior Director of Marketing at AST, and held marketing and sales positions at Informatics General Corporation and UNIVAC's Communications Division. Mr. Shapero serves as a member of the board of directors of Powerwave Corporation.

Classified Board

   The board of directors is divided into three classes. The term of office and directors consisting of each class is as follows:

        Class                Directors                                   Term of Office
   Class I            Daniel Lynch             .   expires at the annual meeting of stockholders in 2000 and at
                      Rich Shapero                 each third succeeding annual meeting thereafter

   Class II           Henry Kressel            .   expires at the annual meeting of stockholders in 2001 and at
                      Frank Marshall               each third succeeding annual meeting thereafter
                      Charles McMinn

   Class III          Robert Hawk              .   expires at the annual meeting of stockholders in 2002 and at
                      Robert Knowling, Jr.         each third succeeding annual meeting thereafter
                      Joseph Landy

   The classification of directors has the effect of making it more difficult to change the composition of the board of directors.

Board Committees

   In April 1998, our board of directors established an audit committee and a compensation committee. The audit committee consists of two of our outside directors, Messrs. Landy and Lynch. The audit committee's primary responsibilities include:

   . conducting a post-audit review of the financial statements and audit findings;

   .  reviewing our independent auditors proposed audit scope and approach; and

   . reviewing on a continuous basis the adequacy of our system of internal accounting controls.

   The compensation committee also consists of two of our outside directors, Dr. Kressel and Mr. Shapero. The primary responsibilities of the compensation committee include:

   . reviewing and determining the compensation policy for our executive officers and directors, and other employees as directed by the board of directors;

   . reviewing and determining all forms of compensation to be provided to our executive officers; and

   . reviewing and making recommendations to our board of directors regarding general compensation goals and guidelines for our employees and the criteria by which bonuses to our employees are determined.

Compensation Committee Interlocks and Insider Participation

   No member of our board of directors or of its compensation committee serves as an executive officer of any entity that has one or more of our executive officers serving as members of its board of directors or board of directors compensation committee. No such interlocking relationship has existed in the past. See "Item 13, Certain Relationships and Related Transactions" for a description of transactions between us and entities affiliated with members of our compensation committee.

Director Compensation

   Except for grants of stock options subject to vesting and restricted stock subject to repurchase, our directors generally do not receive compensation for services provided as a director. We do not pay additional amounts for committee participation or special assignments of our board of directors, except for reimbursement of expenses in attending board of directors and committee meetings.

Item 11.  Executive Compensation

                          SUMMARY COMPENSATION TABLE

   The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person who served as our Chief Executive Officer or was one of our four other most highly compensated executive officers (collectively, the "Named Executive Officers") during the fiscal years ended December 31, 1997 and December 31, 1998.

                                                                                                  Long-Term
                                                                                                 Compensation
                                                                                                --------------
                                                                      Annual Compensation         Securities
                                                                     ------------------------     Underlying        All Other
               Name and Principal Position                   Year       Salary        Bonus      Options/SARs    Compensation(1)
---------------------------------------------------------   ------   ------------   ---------   --------------   ---------------
Robert Knowling, Jr.,....................................    1998    $ 180,768(4)   $ 750,000      2,100,000          $ 196
   President and Chief Executive Officer(2)                  1997           --             --             --             --

Charles McMinn,..........................................    1998    $ 167,019      $  15,764             --          $ 286
   Chairman, Board of Directors(3)                           1997       87,500(4)          --             --            126

Rex Cardinale,...........................................    1998    $ 144,451      $  15,764             --          $ 281
   Vice President, Engineering                               1997       73,233(4)          --             --            126

Charles Haas,............................................    1998    $ 133,615      $  15,962             --          $ 269
   Vice President, Sales                                     1997       70,000(4)          --             --            126

Dhruv Khanna,............................................    1998    $ 133,615      $  15,943             --          $ 269
   Vice President, General Counsel                           1997       70,000(4)          --             --            126
   and Secretary

Timothy Laehy,...........................................    1998     $ 129,327     $  16,189             --          $ 269
   Chief Financial Officer, Treasurer and                    1997        45,000(4)         --             --            126
   Vice President, Finance

--------------------------------
(1) The dollar amount in this column represents premium payments we made for life insurance policies.
(2) Mr. Knowling assumed the offices of President and Chief Executive Officer in July 1998.
(3) Mr. McMinn stepped down as our President and Chief Executive Officer and assumed the position of Chairman of our board of directors in July 1998.
(4) Based on annual salaries of $150,000 and $140,000 for Messrs. McMinn and Cardinale, respectively, and $120,000 for Messrs. Haas, Khanna and Laehy.

Option Grants in Last Fiscal Year

   The following table sets forth information regarding stock options granted during the fiscal year ended December 31, 1998 to Robert Knowling, Jr., our President and Chief Executive Officer. Stock options were not granted to any other Named Executive Officer during 1998.

                             Option Grants in 1998

                                                                    Individual Grants                     Potential Realizable
                                              --------------------------------------------------------      Value at Assumed
                                                Number of     Percent of Total                           Annual Rates of Stock
                                                Securities     Options Granted   Exercise                  Price Appreciation
                                                Underlying      to Employees      Price                   for Option Term($)(3)
                                                 Options         in Fiscal         Per      Expiration   -----------------------
                   Name                       Granted(#)(1)      1998(%)(2)      Share($)      Date          5%          10%
-------------------------------------------   -------------   ----------------   --------   ----------   ----------   ----------
Robert Knowling, Jr........................     2,100,000           22.45%        $1.00      7/7/2006    $1,002,656   $2,401,537

----------------------------
(1) These options become exercisable over a four-year period, with 12.5% of the option shares vesting on the six month anniversary of the grant date and the remainder vesting in 42 equal monthly installments. All the options have a term of eight years, subject to earlier termination in certain situations related to termination of employment. See "1997 Stock Plan."

(2) Based on an aggregate of 9,352,978 options we granted during 1998 pursuant to our 1997 Stock Plan.

(3) These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The potential realizable values are calculated by assuming that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the granted options. The assumed 5% and 10% rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future stock price growth.


Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

   The following table sets forth the number and value of shares of our common stock underlying the unexercised options held by Robert Knowling, Jr., our President and Chief Executive Officer. As of December 31, 1998, no stock options have been granted to any other Named Executive Officer.

                                                                   Number of Securities
                                                                        Underlying             Value of Unexercised
                                                                  Unexercised Options at      In-the-Money Options at
                                                                     December 31, 1998         December 31, 1998(1)
                                                                ---------------------------   -----------------------
                            Name                                Exercisable   Unexercisable   Exercised   Unexercised
-------------------------------------------------------------   -----------   -------------   ---------   -----------
Robert Knowling, Jr..........................................           --        2,100,000         --    $35,700,000

------------------
(1) The value is calculated on the basis of $18.00 per share, our initial public offering price, less the aggregate exercise price.


Employment Agreements and Change in Control Arrangements

   We have entered into a written employment agreement with Robert Knowling, Jr., our President and Chief Executive Officer. The agreement provides that Mr. Knowling will receive compensation in the form of a $400,000 annual base salary and a $250,000 minimum annual bonus. Mr. Knowling received (i) a signing bonus of $1,500,000, one half of which was paid when he began working for us, and the remaining half of which will be paid once he has worked for us for one full year (July 1999) or, before then, upon a change of control (as that term is defined in the agreement), and (ii) stock options to purchase 2,100,000 shares of our common stock at an exercise price of $1.00 per share. If we terminate Mr. Knowling's employment relationship without cause (as that term is defined in the agreement), or if Mr. Knowling resigns for good reason (as that term is defined in the agreement), we must continue to pay Mr. Knowling's annual salary and targeted bonus for a period of two years after the date of termination so long as Mr. Knowling does not become employed by one of our direct competitors. Mr. Knowling has agreed to be bound by customary confidentiality provisions during the term of his employment. As provided in the agreement, in August 1998 we loaned Mr. Knowling $500,000 pursuant to a secured promissory note that bears no interest during his employment. The loan has provisions for forgiveness based on continued employment and matures in four years, subject to acceleration in certain events. See "Item 13, Certain Relationships and Related Transactions-- Employee Loans."

   We have entered into written employment agreements with Dhruv Khanna and Rex Cardinale whereby we have agreed to hire each employee for a two-year term. Pursuant to the employment agreements, Messrs. Khanna and Cardinale currently receive compensation in the form of annual base salaries of $160,000 and bonuses to be determined by our board of directors or our compensation committee. The employment commencement date for both Messrs. Khanna and Cardinale was July 15, 1997. During the two-year term, these employees can only be terminated for cause (as that term is defined in their agreements), at which time they will only be eligible for benefits in accordance with our established policies.
After the two-year term, the employment relationship may be terminated by us or the employee with or without cause. If we terminate Mr. Khanna's or Mr. Cardinale's employment relationship without cause, we must continue to pay such employee's salary and benefits as he received immediately before termination for a period of six months after the date of termination. Under the employment agreements, Messrs. Khanna and Cardinale have agreed, during the terms of their employment with us, not to (i) open or operate a business which is then in competition with ours, (ii) act as an employee, agent, advisor or consultant of any of our then existing competitors, or (iii) take any action to divert our business or influence any of our existing customers to cease doing business with us or to alter its then existing business relationship with us.

   With respect to all options granted under our 1997 Stock Plan, in the event that we merge with or into another corporation resulting in a change of control involving a shift in 50% or more of the voting power of our capital stock, or the sale of all or substantially all of our assets, the options will fully vest and become exercisable one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause or in the event the successor corporation refuses to assume the options. See "-- 1997 Stock Plan."

   We have also entered into restricted stock purchase agreements with certain of our officers and directors. The shares of our common stock issued pursuant to these restricted stock purchase agreements are subject to our right of repurchase which lapses in accordance with the vesting schedule of the agreements. The agreements also include similar provisions to the stock options, providing for accelerated vesting in the event of a change of control. See "Item 13, Certain Relationships and Related Transactions--Issuance of Common Stock."

1997 Stock Plan

   Our 1997 Stock Plan was adopted by our board of directors and the stockholders in July 1997. The number of shares of our common stock which are reserved for issuance under the 1997 Stock Plan is 15,520,342 shares, plus an annual increase beginning in January 2000, equal to the lesser of (i) 3% of the outstanding shares on such date or (ii) an amount determined by our board of directors. The annual increase is subject to adjustment upon changes in our capitalization. The 1997 Stock Plan provides for the granting to employees (including officers and directors) of qualified "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the granting to employees (including officers and directors) and consultants of nonstatutory stock options. The 1997 Stock Plan also provides for the granting of stock purchase rights ("SPRs"). As of March 15, 1999, options to purchase an aggregate of 11,383,597 shares were outstanding and 2,502,837 shares remained available for future grants.

   The 1997 Stock Plan is administered by our board of directors or a committee appointed by the board of directors. The administrator of the 1997 Stock Plan has the power to determine the terms of the options or

SPRs granted, including the exercise price of the option or SPR, the number of shares subject to each option or SPR, the exercisability thereof, and the form of consideration payable upon such exercise. In addition, the administrator has the authority to amend, suspend or terminate the 1997 Stock Plan, provided that no such action may affect any shares of our common stock previously issued and sold or any option previously granted under the 1997 Stock Plan. We may grant each optionee a maximum of 2,000,000 shares covered by option during a fiscal year and an additional 2,000,000 shares covered by option in connection with an optionee's initial employment. Options generally vest at a rate of 12.5% of the shares subject to the option on the date six months following the grant date and 1/48th of the shares subject to the option at the end of each one-month period thereafter and generally expire eight years from the date of grant.

   Options and SPRs granted under the 1997 Stock Plan generally are not transferable by the optionee, and each option and SPR is exercisable during the lifetime of the optionee only by such optionee. Options granted under the 1997 Stock Plan generally must be exercised within thirty days after the end of optionee's status as our employee, director or consultant, or within twelve months after such optionee's termination by death or disability, but in no event later than the expiration of the option's term.

   In the case of SPRs, unless the administrator determines otherwise, restricted stock purchase agreements must grant us a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's service for any reason, including death or disability. The purchase price for shares repurchased pursuant to the restricted stock purchase agreements will be the original price paid by the purchaser and may be paid by cancellation of any indebtedness owed to us by the purchaser. Repurchase options lapse at a rate determined by the administrator.

   The exercise price of all incentive stock options granted under the 1997 Stock Plan must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of nonstatutory stock options and SPRs granted under the 1997 Stock Plan is determined by the administrator, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the exercise price must be at least equal to the fair market value of our common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must be at least equal to 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The term of all other options granted under the 1997 Stock Plan may not exceed ten years.

   All stock options and restricted stock grants to officers, employees, directors and consultants provide that in the event we merge with or into another corporation resulting in a change of control involving a shift in 50% or more of the voting power of our capital stock, or the sale of all or substantially all of our assets, the options will fully vest and become exercisable one year after the change of control. In the event the individual is constructively terminated or terminated without cause or in the event that the successor corporation refuses to assume or substitute the options, the options will fully vest and become exercisable at that time.

1998 Employee Stock Purchase Plan

   Our 1998 Employee Stock Purchase Plan was adopted by our board of directors in December 1998, and approved by the stockholders in January 1999. A total of 1,000,000 shares of our common stock have been reserved for issuance under this plan, plus annual increases equal to the lesser of (i) 2% of the outstanding shares on such date or (ii) an amount determined by the board of directors. To date, no shares have been issued under the 1998 Employee Stock Purchase Plan, however, a significant number of employees have enrolled as participants in this plan.

   The 1998 Employee Stock Purchase Plan, which is intended to qualify under
Section 423 of the Code, contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except for the first offering period which commenced on the first trading day after our initial public offering (January 22, 1999) and ends on the last trading day on or before October 31, 2000.

   Employees are eligible to participate if they are customarily employed by us or any of our participating subsidiaries for at least 20 hours per week and more than five months in any calendar year. However, no employee may be granted a right to purchase stock under the 1998 Employee Stock Purchase Plan (i) to the extent that, immediately after the grant of the right to purchase stock, the employee would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock, or (ii) to the extent that his or her rights to purchase stock under all our employee stock purchase plans accrues at a rate which exceeds $25,000 worth of stock for each calendar year. The 1998 Employee Stock Purchase Plan permits participants to purchase our common stock through payroll deductions of up to 12% of the participant's "compensation." Compensation is defined as the participant's base straight time gross earnings and commissions but excludes payments for overtime, shift premium, incentive compensation, incentive payments, bonuses and other compensation. The maximum number of shares a participant may purchase during a single purchase period is 5,000 shares.

   Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each purchase period. The price of stock purchased under the 1998 Employee Stock Purchase Plan is generally 85% of the lower of the fair market value of our common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. Participants may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment.

   Rights to purchase stock granted under the 1998 Employee Stock Purchase Plan are not transferable by a participant other than by will, the laws of descent and distribution, or as otherwise provided under the plan. The 1998 Employee Stock Purchase Plan provides that, in the event we merge with or into another corporation or sell substantially all of our assets, each outstanding right to purchase stock may be assumed or substituted for by the successor corporation. If the successor corporation refuses to assume or substitute for the outstanding rights to purchase stock, the offering period then in progress will be shortened and a new exercise date will be set.

   Our board of directors has the authority to amend or terminate the 1998 Employee Stock Purchase Plan, except that no such action may adversely affect any outstanding rights to purchase stock under the Employee Stock plan. Our board of directors may terminate an offering period on any exercise date if it determines that the termination of the plan is in our best interests and the best interest of our stockholders. The board of directors may in its sole discretion amend the plan to the extent necessary and desirable to avoid unfavorable financial accounting consequences by altering the purchase price for any offering period, shortening any offering period or allocating remaining shares among the participants. Unless sooner terminated by our board of directors, the plan will automatically terminate ten years from the effective date of our initial public offering.

Management Bonus Plan

   On July 22, 1998, our board of directors approved its Executive Bonus Performance Plan. Under this plan, each of our officers receives a cash bonus up to a designated percentage of their annual base salary depending upon the extent to which specific performance metrics are achieved.

Limitation on Liability and Indemnification Matters

   Our Amended and Restated Certificate of Incorporation limits the liability of our directors to the maximum extent permitted by Delaware law, and our Bylaws provide that we will indemnify our directors and officers and may indemnify our other employees and agents to the fullest extent permitted by law. We have also entered into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our Bylaws. We believe that these provisions and agreements are necessary to attract and retain qualified directors and executive officers. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification. We have been informed that, in the opinion of the Securities and Exchange Commission, the indemnification of directors, officers or persons that control us for liabilities arising under the Securities Act pursuant to the above mentioned provisions is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding ownership of our common stock as of March 15, 1999 by:

          (i)    each Named Executive Officer,

          (ii)   each of our directors,

          (iii)  all of our executive officers and directors as a group, and

          (iv)   all persons who directly own 5% or more of our common stock.

Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of March 15, 1999 as described in the footnotes below. Percentage ownership is calculated pursuant to SEC Rule 13d-3(d)(1). Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Covad Communications Group, Inc., 2330 Central Expressway, Santa Clara, CA 95050.

                                                                                          Number of
                                                                                            Shares             Percentage
                                                                                         Beneficially         Beneficially
                                 Beneficial Owner                                          Owned(1)             Owned(1)
-----------------------------------------------------------------------------------    ----------------     ----------------
Robert Knowling Jr.(2).............................................................          432,500               1.0%
Charles McMinn(3)..................................................................        3,027,052               7.2
Robert Hawk(4).....................................................................          178,015               *
Henry Kressel(5)...................................................................       13,366,056              31.6
Joseph Landy(5)....................................................................       13,366,056              31.6
Daniel Lynch(6)....................................................................          462,439               1.1
Frank Marshall(6)..................................................................          262,215               *
Rich Shapero(7)....................................................................        3,349,075               7.9
Rex Cardinale......................................................................        1,125,000               2.7
Charles Haas(8)....................................................................        3,027,052               7.2
Dhruv Khanna(9)....................................................................        3,027,053               7.2
Timothy Laehy(10)..................................................................          345,000               *
All executive officers and directors as a group(11)................................       28,650,796              67.0
Warburg, Pincus Ventures, L.P.  (12)...............................................       13,366,056              31.6
Crosspoint Venture Partners 1996 (13)..............................................        3,349,075               7.9
Intel Corporation (14).............................................................        2,472,828               5.9

-----------------------
 * Represents beneficial ownership of less than 1% of our outstanding voting stock.
(1) The percentages are based on 42,271,446 outstanding shares of common stock as of March 15, 1999. Not included in this table are 6,379,177 outstanding shares of our class B common stock which are non-voting. These shares are held by certain strategic investors. See "Item 13, Certain Relationships and Related Transactions--The Strategic Investments and Relationships."
(2) Consists of 432,500 shares of common stock subject to options exercisable within 60 days of March 15, 1999.
(3) Includes 475,000 shares of common stock held by a trust for the benefit of two members of Mr. McMinn's immediate family, who also serve as co-trustees. Mr. McMinn disclaims beneficial ownership of the shares of common stock held by such trust.
(4) Includes 6,000 shares of common stock subject to options exercisable within 60 days of March 15, 1999.

(5) All of the shares indicated are owned of record by Warburg and are included because of Dr. Kressel's and Mr. Landy's affiliation with Warburg. Dr. Kressel and Mr. Landy disclaim beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act. The address of Dr. Kressel and Mr. Landy is c/o E.M. Warburg, Pincus & Co., LLC, 466 Lexington Avenue, New York, NY 10017-3147.
(6) Includes 18,000 shares of common stock subject to options exercisable within 60 days of March 15, 1999.
(7) All of the shares indicated are owned of record by Crosspoint and are included because of Mr. Shapero's affiliation with Crosspoint. Mr.
     Shapero disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act. The address of Mr. Shapero is c/o Crosspoint Venture Partners, The Pioneer Hotel Building, 2925 Woodside Road, Woodside, CA 94062.
(8) Includes 120,000 shares of common stock held by a limited partnership of which Mr. Haas is a general partner and a limited partner. Mr. Haas disclaims beneficial ownership of the shares of common stock held by such limited partnership except to the extent of his pecuniary interest therein.
(9) Includes 375,000 shares of common stock held by a limited partnership of which Mr. Khanna is a general partner and a limited partner. Mr. Khanna disclaims beneficial ownership of the shares of common stock held by such limited partnership except to the extent of his pecuniary interest
(10) Includes a total of 30,000 shares of common stock held by three trusts for the benefit of three members of Mr. Laehy's immediate family. Mr. Laehy disclaims beneficial ownership of the shares of common stock held by such trusts.
(11) Includes 523,839 shares of common stock subject to options exercisable within 60 days of March 15, 1999.
(12) The sole general partner of Warburg is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMW LLC"), manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I.
     Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both WP and EMW LLC. WP has a 15% interest in the profits of Warburg as a general partner and also owns approximately 1.3% of the limited partnership interests in Warburg. Dr. Kressel and Mr. Landy, two of our directors, are Managing Directors and members of EMW LLC and partners of WP and as such may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg. See Note 5 above. The address of Warburg is c/o E.M. Warburg, Pincus & Co., LLC, 466 Lexington Avenue, New York, NY 10017-3147.
(13) Mr. Shapero, one of our directors, is affiliated with Crosspoint and as such may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Crosspoint. See Note 7 above. The address of Crosspoint is The Pioneer Hotel Building, 2925 Woodside Road, Woodside, CA 94062.
(14) The address of Intel is 2200 Mission College Boulevard, Mail Stop SC4-210, Santa Clara, CA 95052-8199.

Item 13.  Certain Relationships and Related Transactions

Series C Preferred Stock and Warrant Subscription Agreement

   On February 20, 1998, we entered into a Series C Preferred Stock and Warrant Subscription Agreement (the "Subscription Agreement") with Warburg and Crosspoint. Under this agreement, Warburg and Crosspoint unconditionally agreed to purchase an aggregate of 5,764,143 shares of our series C preferred stock and warrants to purchase an aggregate of 4,729,500 shares of our series C preferred stock for an aggregate purchase price of $16.0 million at a date that we were to determine but, in any event, not later than March 11, 1999. We agreed to either call this commitment or complete an alternate equity financing of at least $16.0 million by March 11, 1999. A proposed alternate equity financing providing for a price per share greater than or equal to $2.7767 and including securities that are equal in right with, or more favorable to us than, our series C preferred stock as set forth in our Amended and Restated Certificate of Incorporation required approval by a majority of our disinterested directors. A proposed alternate equity financing providing for a price per share of less than $2.7767 or involving securities whose terms are less favorable to us than our series C preferred stock required unanimous approval by our entire board of directors. In consideration of this commitment, we issued to Warburg and Crosspoint warrants to purchase an aggregate of 1,694,148 shares of our common stock at a purchase price of $0.0033 per share. The parties have agreed that the AT&T Ventures and NEXTLINK stock purchases constitute an alternate equity financing. As a result, we did not issue and sell our series C preferred stock and warrants to purchase series C preferred stock to Warburg and Crosspoint. Messrs. Henry Kressel and Joseph Landy, two of our directors, are affiliated with Warburg, and Mr. Shapero, also one of our directors is affiliated with Crosspoint.

   On April 24, 1998, the Subscription Agreement was amended pursuant to an Assignment and Assumption Agreement to which we were a party along with Warburg, Crosspoint and Mr. Hawk. By the terms of this agreement, Warburg and Crosspoint assigned to Mr. Hawk their obligation to purchase 36,015 shares of our series C preferred stock and 29,559 warrants to purchase series C preferred stock for an aggregate purchase price of $100,001.65. On the same date, Mr. Hawk purchased 36,015 shares of our series C preferred stock at a price per share of $2.7767. As a result of this amendment, the aggregate obligation of Warburg and Crosspoint to purchase our series C preferred stock and warrants to purchase series C preferred stock was reduced from 5,764,143 shares to 5,728,128 shares and from 4,729,500 shares to 4,699,941 shares, respectively, for an aggregate purchase price of $15.9 million (reduced from $16.0 million). On the same date, the Amended and Restated Stockholder Rights Agreement dated March 11, 1998 (the "Stockholder Rights Agreement") was amended to add Mr. Hawk as a party.

   The warrants to purchase our common stock issued upon the signing of the Subscription Agreement had five-year terms (but had to be exercised prior to the closing of our initial public offering), had purchase prices of $0.0033 per share were immediately exercisable and contained net exercise provisions. Prior to our initial public offering, Warburg and Crosspoint exercised their warrants to purchase series C preferred stock for 1,355,070, 338,829 and 105,852 shares of our common stock.

   On March 11, 1998, we amended the Stockholder Rights Agreement to which we and certain of our stockholders are a party, to extend the rights held by Warburg, Crosspoint and Intel to our warrants to purchase common stock, series C preferred stock and warrants to purchase series C preferred stock issued or issuable to Warburg, Crosspoint and Intel pursuant to the Subscription Agreement.

The Intel Stock Purchase

   As provided in the Subscription Agreement, Intel purchased 360,144 shares of our series C preferred stock and warrants to purchase 295,500 shares of our series C preferred stock for an aggregate purchase price of $1.0 million concurrently with the closing of the issuance of the 1998 Discount Notes in March 1998. We did not have any obligation to issue the warrants to purchase series C preferred stock to Intel until such time as Warburg and Crosspoint funded their respective commitments under the Subscription Agreement. The parties agreed that our initial public offering constituted an alternate equity financing and, therefore, we will not issue the warrants to purchase series C preferred stock to Intel. In connection with its agreement to purchase such series C preferred stock and warrants to purchase series C preferred stock, we issued to Intel Common Warrants to purchase an aggregate of 105,852 shares of our common stock at a purchase price of $0.0033 per share. Prior to our initial public offering, Intel exercised their warrants for 105,852 shares of our common stock.

Transactions in Connection with the Formation of the Delaware Holding Company

   We were originally incorporated in California as Covad Communication Company ("Covad California") in October 1996. In July 1997, we were incorporated in Delaware as part of our strategy to operate through a holding company structure and to conduct substantially all of our operations through subsidiaries. To effect the holding company structure, in July 1997 we entered into an Exchange Agreement with the existing holders of the common stock and series A preferred stock of Covad California to acquire all of such stock in exchange for a like number of shares of our common and preferred stock, so that after giving effect to the exchange Covad California became our wholly-owned subsidiary. In addition, we entered into an Assumption Agreement pursuant to which we assumed certain outstanding obligations of Covad California, including a $500,000 demand note issued to Warburg and certain commitments to issue stock options to two of our consultants.

   In connection with the Exchange Agreement, three of our officers, Messrs. McMinn, Khanna and Haas, each exchanged 3,000,000 shares of common stock of Covad California, originally purchased for $0.0042 per share, for a like number of our shares of common stock pursuant to restricted stock purchase agreements. In addition, Mr. Lynch, one of our directors, exchanged 144,000 shares of common stock of Covad California, originally purchased for $0.0333 per share, for a like number of our shares of common stock pursuant to a restricted stock purchase agreement. The common stock issued to Messrs. McMinn, Khanna, Haas and Lynch are generally subject to vesting over a period of four years. This vesting is subject to acceleration upon a change of control involving a merger, sale of all or substantially all our assets or a shift in 50% or more of the voting power of our capital stock. Our repurchase rights lapse one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause, or in the event the successor corporation refuses to assume the agreements.

Issuance of Common Stock

   On July 15, 1997, we issued 1,125,000 shares of our common stock to Mr. Cardinale, one of our officers, for a purchase price of $0.0333 per share. On August 30, 1997, we issued 345,000 shares of our common stock to Mr. Laehy, one of our officers, for $0.05 per share. On October 14, 1997, we issued 144,000 shares of our common stock to Mr. Marshall, one of our directors, for a purchase price of $0.05 per share. On April 24, 1998, we issued 96,000 shares of our common stock to Mr. Hawk, one of our directors, for a purchase price of $0.6667 per share. On August 28, 1998, we issued 40,000 shares of our common stock to Mr. Hawk for a purchase price of $5.75 per share. The shares of our common stock issued to Messrs. Cardinale, Laehy, Marshall and Hawk were issued pursuant to restricted stock purchase agreements which contain vesting and change of control provisions similar to those contained in the above-described restricted stock purchase agreements of Messrs. McMinn, Khanna, Haas and Lynch.

Issuance of Series A Preferred Stock

   On June 30, 1997 Covad California issued 150,000 shares of series A preferred stock to each of Messrs. McMinn, Khanna and Haas and 300,000 shares of series A preferred stock to Mr. Lynch for a purchase price of $0.3333 per share. In July 1997, these shares were exchanged for a like number of our shares of series A preferred stock pursuant to the Exchange Agreement.

Issuance of Series B Preferred Stock

   In July 1997, we sold an aggregate of 17,000,001 shares of our series B preferred stock, of which 12,000,000 shares were sold to Warburg, 3,000,000 shares were sold to Crosspoint and 2,000,001 shares were sold to Intel. The purchase price of our series B preferred stock was $0.50 per share. A portion of the purchase price of the series B preferred stock was paid by cancellation of a $500,000 demand note issued to Warburg in June 1997. Messrs. Kressel and Landy, each of whom currently serve as members of our board of directors, are affiliated with Warburg. Mr. Shapero, who currently serves on our board of directors, is affiliated with Crosspoint.

   On February 12, 1998, we sold an additional 100,002 shares of series B preferred stock at a purchase price of $1.00 per share to Mr. Marshall, one of our directors.

The Strategic Investments and Relationships

   In January 1999, we received equity investments from AT&T Ventures, NEXTLINK and Qwest. AT&T Ventures purchased an aggregate of 1,500,583 shares of our series C-1 preferred stock at $2.7767 per share and an aggregate of 1,157,408 shares of our series D-1 preferred stock at $18.00 per share. These purchases represent an aggregate investment of $25 million, of which $11 million was invested by AT&T Venture Fund II, LP and $14 million was invested by the two affiliated funds. NEXTLINK purchased 1,200,466 shares of our series C-1 preferred stock at $2.7767 per share and 925,926 shares of our series D-1 preferred stock at $18.00 per share, representing an investment of $20 million. Qwest purchased 900,349 shares of our series C-1 preferred stock at $2.7767 per share and 694,445 shares of our series D-1 preferred stock at $18.00 per share, representing an aggregate investment of $15 million. At the completion of our initial public offering, our series C-1 preferred stock converted into our class B common stock on a one-for-one basis. The series D-1 preferred stock also converted into our class B common stock at that time on a one-for-one basis. The Strategic Investors have each agreed not to transfer any of our series C-1 preferred stock, series D-1 preferred stock or class B common stock to any non-affiliated third party until January 2000. The Strategic Investors have also each agreed not to acquire more than 10% of our voting stock without our consent until January 2002. In addition, until January 2002, each of the Strategic Investors has agreed to vote any voting securities it holds as recommended by our board of directors.

   Concurrently with these strategic equity investments, we entered into commercial agreements with AT&T, NEXTLINK and Qwest. These agreements provide for the purchase, marketing and resale of our services at volume discounts, our purchase of fiber optic transport bandwidth at volume discounts, collocation of network equipment and development of new DSL services. These agreements have terms ranging from six months to several years subject to earlier termination in certain circumstances. We cannot predict the number of line orders that AT&T, NEXTLINK or Qwest will generate, if any, whether line orders will be below our expectations or the expectations of, AT&T, NEXTLINK or Qwest or whether AT&T, NEXTLINK or Qwest will discontinue selling our services entirely.

Equipment Lease Financing

   Through December 31, 1998, we have incurred a total of $860,000 of equipment lease financing obligations (including principal and interest) through a sale lease-back transaction with Charter Financial, Inc. ("Charter Financial"). Through December 31, 1998, we have made total payments of approximately $331,000 to Charter Financial on these obligations. Warburg, one of our principal stockholders, owns a majority of the capital stock of Charter Financial. We believe that the terms of the lease financing with Charter Financial were completed at rates similar to those available from alternative providers. Our belief that the terms of the sale lease-back arrangement are similar to those available from alternative providers is based on the advice of our officers who reviewed at least two alternative proposals and who reviewed and negotiated the terms of the arrangement with Charter Financial.

Vendor Relationship

   Crosspoint, one of our principal stockholders, owns approximately 12% of the capital stock of Diamond Lane, one of our vendors. Our payments to Diamond Lane through December 31, 1998 totaled approximately $5,844,000. We believe that the terms of its transactions with Diamond Lane were completed at rates similar to those available from alternative vendors. This belief is based on our management team's experience in obtaining vendors and the fact that we sought competitive bidders before entering into the relationship with Diamond Lane.

Registration Rights

   Certain holders of our common stock are entitled to registration rights. Pursuant to the Stockholder Rights Agreement holders of 20,075,285 shares of common stock and holders of 6,379,177 shares of class B common stock (collectively, the "Rights Holders") are entitled to certain rights with respect to the registration under the Securities Act of the shares of common stock held by them or issuable upon conversion of the class B common stock. The class B common stock may be converted into common stock at the election of the holder commencing January 2000. The Rights Holders are entitled to demand, "piggy-back" and S-3 registration rights, subject to certain limitations and conditions. The number of securities requested to be included in a registration involving the exercise of demand and "piggy-back" rights are subject to a pro rata reduction based on the number of shares of common stock held by each Rights Holder and any other security holders exercising their respective registration rights to the extent that the managing underwriter advises that the total number of securities requested to be included in the underwriting is such as to materially and adversely affect the success of the offering. The registration rights terminate as to any Rights Holder at the later of (i) three years after our initial the offering made hereby or (ii) such time as such Rights Holder may sell under Rule 144 in a three month period all registrable securities then held by such Rights Holder.

   Pursuant to the Warrant Registration Rights Agreement dated March 11, 1998, between us and Bear, Stearns & Co. Inc. and BT Alex. Brown Incorporated, holders of the warrants that were issued in connection with our senior discount note offering in March 1998 are entitled to certain registration rights with respect to the shares of common stock issuable upon exercise of such warrants. The warrant holders are entitled to demand and "piggy-back" registration rights, subject to certain limitations and conditions. Like the Rights Holders, the number of securities that a warrant holder may request to be included in a registration involving an exercise of its demand or "piggy-back" rights is subject to a pro rata reduction. Such a reduction will be based upon the number of shares held by each warrant holder and any other security holders exercising their respective registration rights to the extent that the managing underwriter advises us that the total number of securities requested to be included in the underwriting is such as to materially and adversely affect the success of the offering.

Employment Agreements

   We have entered into employment agreements with certain of our officers. See "Item 11, Executive Compensation--Employment Agreements and Change in Control Arrangements."

Employee Loans

   In August 1998, we loaned Robert Knowling, Jr., our President and Chief Executive Officer, the principal amount of $500,000 pursuant to a Note Secured by Deed of Trust, which was secured by certain real property of Mr. Knowling. The entire principal balance of this note becomes due and payable in one lump sum on August 14, 2002. No interest is charged on the note. This note has provisions for forgiveness based on continued employment and is subject to acceleration in certain events.

   In October 1998, we loaned Catherine Hemmer, our Vice President, Operations, and her husband, one of our employees, the principal amount of $600,000 pursuant to a Note Secured By Deed of Trust, which was secured by certain real property of the Hemmers. The outstanding principal balance of this note becomes due in four equal annual installments commencing August 10, 1999, with the last installment due on August 10, 2002. No interest is charged on the note. This note has provisions for forgiveness based upon continued employment of each of the Hemmers and is subject to acceleration in certain events.

                       COVAD COMMUNICATIONS GROUP, INC.

                               GLOSSARY OF TERMS

   Access Line--A circuit that connects a telephone end-user to the ILEC CO.

   Analog Modem--A telecommunications device that allows the communication of digital information over analog telephone lines and through the public switched telephone network by translating such information in a way that simulates and uses only the bandwidth of normal voice transmissions.

   Asynchronous Transfer Mode (ATM)--A standard packet-switching protocol that segments digital information into 53-byte cells (each cell has a 5-byte standard packet-switching header and 48 bytes of data) that are switched very quickly throughout a network over virtual circuits. ATM is able to accommodate multiple types of media (voice, video, data).

   Bandwidth--Refers to the maximum amount of data that can be transferred through a computer's backplane or communication channel in a given time. It is usually measured in Hertz for analog communications and bits per second for digital communication.

   CO (Central Office)--ILEC facility where subscriber lines are joined to switching equipment.

   CLEC (Competitive Local Exchange Carrier)--Category of telephone service provider (carrier) that offers services similar to those of the ILEC, as allowed by recent changes in telecommunications law and regulation. A CLEC may also provide other types of services such as long distance, Internet access and entertainment.

   CLEC Certification--Granted by a state public service commission or public utility commission, this certification provides a telecommunications services provider with the legal standing to offer telecommunications services in direct competition with the ILEC and other CLECs. Such certifications are granted on a state-by-state basis.

   Communications Act of 1934--The federal legislation governing broadcast and non-broadcast communications, including both wireless and wired telephone service, and which established the FCC.

   CPE--Customer Premise Equipment.

   Digital Service 3 (DS-3)--In the digital hierarchy, this signaling standard defines a transmission speed of 44.736 Mbps, equivalent to 28 T1 channels; this term is often used interchangeably with T3.

   DSL--Digital Subscriber Line.

   FCC (Federal Communications Commission)--The U.S. government agency charged with the oversight of communications originating in the U.S. and crossing state lines.

   Facilities-Based Provider--A telecommunications provider that delivers its services to the end-user via owned equipment and leased (or owned) transport in contrast to a reseller of an ILEC's services.

   Frame Relay--A high-speed packet-switched data communications protocol.

   G.lite--A specification to define a standard for a mass market version of ADSL which is interoperable with full rate ADSL but is not as fast. The specification is intended to reduce the installation complexity and cost of a consumer DSL solution.

   HFC (Hybrid Fiber Coax)--A combination of fiber optic and coaxial cable, which has become the primary architecture utilized by cable operators in recent and ongoing upgrades of their systems. An HFC architecture generally utilizes fiber optic wire between the headend and the nodes and coaxial wire from nodes to individual end-users.

   ILEC (Incumbent Local Exchange Carrier)--The local exchange carrier that was the monopoly carrier in a region, prior to the opening of local exchange services to competition.

   ILEC Collocation--A location serving as the interface point for a CLEC network's interconnection to that of the ILEC. Collocation can be (i) physical, in which the CLEC places and directly maintains equipment in the ILEC CO, or
(ii) virtual, in which the CLEC leases a facility, similar to that which it might build, to effect a presence in the ILEC CO.

   Interconnection (Co-Carrier) Agreement--A contract between an ILEC and a CLEC for the interconnection of the two networks and CLEC access to ILEC UNEs. These agreements set out the financial and operational aspects of such interconnection and access.

   ISP (Internet Service Provider)--A vendor that provides subscribers access to the Internet.

   ISDN (Integrated Services Digital Network)--ISDN provides standard interfaces for digital communication networks and is capable of carrying data, voice, and video over digital circuits. ISDN protocols are used worldwide for connections to public ISDN networks or to attach ISDN devices to ISDN-capable PBX systems (ISPBXs). Developed by the International Telecommunications Union, ISDN includes two user-to-network interfaces: basic rate interface (BRI) and primary rate interface (PRI). An ISDN interface contains one signaling channel (D-channel) and a number of information channels ("bearer" or B channels). The D-channel is used for call setup, control, and call clearing on the B-channels.
It also transports feature information while calls are in progress. The B-channels carry the voice, data, or video information.

   IXC (Interexchange Carrier)--Facilities-based long distance/interLATA carriers (e.g., AT&T, MCI WorldCom and Sprint), who also provide intraLATA toll service and may operate as CLECs.

   Kbps (Kilobits per second)--One thousand bits per second.

   LATA (Local Access and Transport Area)--A geographic area inside of which a local telephone company can offer switched telecommunications services, including long distance (known as toll). There are 196 LATAs in the U.S.

   Mbps (Megabits Per Second)--One million bits per second.

   RBOCs (Regional Bell Operating Companies)--ILECs created by AT&T's divestiture of its local exchange business. The remaining RBOCs include BellSouth, Bell Atlantic Corporation, Ameritech Corporation, U S WEST Communications, Inc. and SBC Communications, Inc.

   T1--This is a Bell system term for a digital transmission link with a capacity of 1.544 Mbps.

   UNEs (Unbundled Network Elements)--The various portions of an ILEC's network that a CLEC can lease for purposes of building a facilities-based competitive network, including copper lines, CO collocation space, inter-office transport, operational support systems, local switching and rights of way.

                                    PART IV

Item 14. Financial Statement Schedules, Reports on Form 8-K and Exhibits

       (a)   The following documents are filed as part of this Form 10-K:

             (1) Financial Statements. The following Financial Statements of Covad Communications Group, Inc. and Report of Independent Auditors are filed as part of this report.

                      Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets
                      Consolidated Statements of Operations
                      Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)
                      Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements

             (2) Financial Statement Schedules. Financial statement schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the exhibits or the consolidated financial statements and notes thereto.

       (b)   Reports on Form 8-K:

             None

       (c)   Exhibits:

 Exhibit
 Number                                                 Description
 -------                                                -----------
   3.2*     Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
   3.4*     Bylaws, as currently in effect.
   4.1*     Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York, including form of 13 1/2% Senior discount Note Due 2008.
   4.3*     Warrant Agreement dated as of March 11, 1998 between the Registrant and The Bank of New York.
   4.4*     Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear,
            Stearns & Co. Inc. and BT Alex. Brown Incorporated.
   4.5*     Specimen 13 1/2% Senior Discount Note Due 2008.
   4.6*     Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the Registrant and certain of its stockholders.
  10.1*     Form of Indemnification Agreement entered into between the Registrant and each of the Registrant's executive officers and directors.
  10.2*     Employment Agreement entered into between the Registrant and Rex Cardinale.
  10.3*     Employment Agreement entered into between the Registrant and Dhruv Khanna.

 Exhibit
 Number                                                 Description
 -------                                                -----------
  10.5*     Series C Preferred Stock and Warrant Subscription Agreement dated as of February 20, 1998 among the Registrant, Warburg, Pincus Ventures, L.P., Crosspoint Venture Partners 1996 and Intel
            Corporation, as amended by the Assignment and Assumption Agreement and First Amendment to the
            Series C Preferred Stock and Warrant Subscription Agreement dated as of April 24, 1998 among the
            Registrant, Warburg, Crosspoint and Robert Hawk.
  10.6*     Employment Agreement dated June 21, 1998 between the Registrant and Robert E. Knowling, Jr.
  10.7*     Sublease Agreement dated July 6, 1998 between Auspex Systems, Inc. and the Registrant with respect to Registrant's facilities in Santa Clara, California.
  10.8*     1998 Employee Stock Purchase Plan and related agreements, as currently in effect.
  10.9*     Note Secured by Deed of Trust dated August 14, 1998 issued by Robert E. Knowling, Jr. in favor of the Registrant.
  10.10*    Form of Warrant to purchase Common Stock issued by the Registrant on February 20, 1998 to Warburg,
            Pincus Ventures, L.P., Crosspoint Ventures Partners 1996 and Intel Corporation.
  10.11*    Note Secured by Deed of Trust dated October 7, 1998 issued by Catherine A. Hemmer and John J.
            Hemmer in favor of the Registrant.
  10.12*    1997 Stock Plan and related option agreement, as currently in effect.
  10.13*    Series C-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 among the Registrant,
            AT&T Venture Fund II, LP and two affiliated funds.
  10.14*    Series D-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 among the Registrant,
            AT&T Venture Fund II, LP and two affiliated funds.
  10.15*    Series C-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 between the Registrant and NEXTLINK Communications, Inc.
  10.16*    Series D-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 between the Registrant and NEXTLINK Communications, Inc.
  10.17*    Series C-1 Preferred Stock Purchase Agreement dated as of January 19, 1999 between the Registrant and U.S. Telesource, Inc.
  10.18*    Series D-1 Preferred Stock Purchase Agreement dated as of January 19, 1999 between the Registrant and U.S. Telesource, Inc.
  21.1*     Subsidiaries of the Registrant.
  24.1      Power of Attorney (Included on page IV-3).
  27.1      Financial Data Schedules.
---------------------

* Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COVAD COMMUNICATIONS GROUP, INC.


                                      By:    /s/ Robert Knowling, Jr.
                                           -------------------------------------
                                           Robert Knowling, Jr.
                                           President and Chief Executive Officer


                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Knowling, Jr. and Timothy Laehy and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 29, 1999 in the capacities indicated.


Signature                                                       Title
---------                                                       -----
       /s/ Robert Knowling, Jr.                                 President, Chief Executive Officer and Director
------------------------------------------------------
Robert Knowling, Jr.                                            (Principal Executive Officer)

       /s/ Timothy Laehy                                        Chief Financial Officer and Vice President, Finance
------------------------------------------------------
Timothy Laehy                                                   (Principal Financial and Accounting Officer)

       /s/ Charles McMinn                                       Chairman, Board of Directors
------------------------------------------------------
Charles McMinn

       /s/ Robert Hawk                                          Director
------------------------------------------------------
Robert Hawk

       /s/ Henry Kressel                                        Director
------------------------------------------------------
Henry Kressel

       /s/ Joseph Landy                                         Director
------------------------------------------------------
Joseph Landy

       /s/ Daniel Lynch                                         Director
------------------------------------------------------
Daniel Lynch

       /s/ Frank Marshall                                       Director
------------------------------------------------------
Frank Marshall

       /s/ Rich Shapero                                         Director
------------------------------------------------------
Rich Shapero

                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

   Exhibit
   Number                                             Description
   -------                                            -----------
     3.2*    Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
     3.4*    Bylaws, as currently in effect.
     4.1*    Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York, including form of 13 1/2% Senior discount Note Due 2008.
     4.3*    Warrant Agreement dated as of March 11, 1998 between the Registrant and The Bank of New York.
     4.4*    Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear,
             Stearns & Co. Inc. and BT Alex. Brown Incorporated.
     4.5*    Specimen 13 1/2% Senior Discount Note Due 2008.
     4.6*    Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the Registrant and certain of its stockholders.
    10.1*    Form of Indemnification Agreement entered into between the Registrant and each of the Registrant's executive officers and directors.
    10.2*    Employment Agreement entered into between the Registrant and Rex Cardinale.
    10.3*    Employment Agreement entered into between the Registrant and Dhruv Khanna.
    10.5*    Series C Preferred Stock and Warrant Subscription Agreement dated as of February 20, 1998 among the Registrant, Warburg, Pincus Ventures, L.P., Crosspoint Venture Partners 1996 and Intel
             Corporation, as amended by the Assignment and Assumption Agreement and First Amendment to the
             Series C Preferred Stock and Warrant Subscription Agreement dated as of April 24, 1998 among the
             Registrant, Warburg, Crosspoint and Robert Hawk.
    10.6*    Employment Agreement dated June 21, 1998 between the Registrant and Robert E. Knowling, Jr.
    10.7*    Sublease Agreement dated July 6, 1998 between Auspex Systems, Inc. and the Registrant with respect to Registrant's facilities in Santa Clara, California.
    10.8*    1998 Employee Stock Purchase Plan and related agreements, as currently in effect.
    10.9*    Note Secured by Deed of Trust dated August 14, 1998 issued by Robert E. Knowling, Jr. in favor of the Registrant.
   10.10*    Form of Warrant to purchase Common Stock issued by the Registrant on February 20, 1998 to Warburg,
             Pincus Ventures, L.P., Crosspoint Ventures Partners 1996 and Intel Corporation.
   10.11*    Note Secured by Deed of Trust dated October 7, 1998 issued by Catherine A. Hemmer and John J.
             Hemmer in favor of the Registrant.
   10.12*    1997 Stock Plan and related option agreement, as currently in effect.
   10.13*    Series C-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 among the Registrant,
             AT&T Venture Fund II, LP and two affiliated funds.
   10.14*    Series D-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 among the Registrant,
             AT&T Venture Fund II, LP and two affiliated funds.
   10.15*    Series C-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 between the Registrant and NEXTLINK Communications, Inc.
   10.16*    Series D-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 between the Registrant and NEXTLINK Communications, Inc.
   10.17*    Series C-1 Preferred Stock Purchase Agreement dated as of January 19, 1999 between the Registrant and U.S. Telesource, Inc.
   10.18*    Series D-1 Preferred Stock Purchase Agreement dated as of January 19, 1999 between the Registrant and U.S. Telesource, Inc.
    21.1*    Subsidiaries of the Registrant.


Exhibit
Number                                             Description
-------                                            -----------
 24.1      Power of Attorney (Included on page IV-3).
 27.1      Financial Data Schedules.

--------------------------
* Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.