Form 10-Q
period 1999-03-31
COVAD COMMUNICATIONS GROUP INC
filed 1999-05-17
CIK 1043769

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                       Commission file number:  333-51097



                        COVAD COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)




           Delaware                                  77-0461529
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification Number)


     2330 Central Expressway                           95050
     Santa Clara, California
(Address of principal executive
           offices)                                  (Zip Code)


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

     As of April 30, 1999, 69,907,823 split-adjusted shares of the Registrants Common Stock, $0.001 par value, were issued and outstanding.

                       COVAD COMMUNICATIONS GROUP, INC.
                                  INDEX


                                                                                                          Page No.
                                                                                                          --------

PART I.   FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheets as of
               December 31, 1998 and March 31, 1999...............................................        3
             Consolidated Statements of Operations for the Three Months Ended
               March 31, 1998 and 1999............................................................        4
             Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 1998 and 1999............................................................        5
             Notes to Consolidated Financial Statements...........................................        6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...        9

PART II.     OTHER INFORMATION
  Item 1.    Legal Proceedings....................................................................        16
  Item 2.    Changes in Securities................................................................        16
  Item 3.    Defaults Upon Senior Securities......................................................        17
  Item 4.    Submission of Matters to a Vote of Securities Holders................................        18
  Item 5.    Other Information....................................................................        20
  Item 6.    Exhibits and Reports on Form 8-K.....................................................        21

SIGNATURES........................................................................................        22

INDEX TO EXHIBITS.................................................................................        23

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                        COVAD COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
             (Amounts in 000's, except share and per share amounts)


                                                                                           December 31,    March 31,
                                                                                               1998         1999
                                                                                              (Note 1)   (unaudited)
                                                                                           --------------------------
                                                        ASSETS
Current assets:
Cash and cash equivalents................................................................     $64,450        $341,803
Accounts receivable, net ................................................................       1,933           3,629
Unbilled revenue.........................................................................         663           1,642
Inventories..............................................................................         946           3,316
Prepaid expenses.........................................................................       1,183           3,424
Other current assets.....................................................................         514             985
                                                                                           ----------       ---------
  Total current assets...................................................................      69,689         354,799
Property and equipment:
Networks and communication equipment.....................................................      55,189          95,785
Computer equipment.......................................................................       4,426           6,508
Furniture and fixtures...................................................................       1,119           1,266
Leasehold improvements...................................................................       1,887           1,864
                                                                                           ----------       ---------
                                                                                               62,621         105,423
Less accumulated depreciation and amortization...........................................      (3,476)         (6,227)
                                                                                           ----------       ---------
  Net property and equipment.............................................................      59,145          99,196
Other assets:
Restricted investments...................................................................         225          74,740
Deposits.................................................................................         337             348
Deferred debt issuance costs (net).......................................................       8,112          13,307
Deferred charge (net)....................................................................          -           26,805
Other long term assets...................................................................       1,911           8,043
                                                                                           ----------       ---------
  Total other assets.....................................................................      10,585         123,243
                                                                                           ----------       ---------
  Total assets...........................................................................    $139,419        $577,238
                                                                                           ==========       =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable.........................................................................     $14,975         $18,240
Unearned revenue.........................................................................         551           1,079
Accrued network costs....................................................................       1,866           1,972
Other accrued liabilities................................................................       3,854          10,114
Current portion of capital lease obligations.............................................         263             273
                                                                                           ----------       ---------
  Total current liabilities..............................................................      21,509          31,678

Long-term debt (net of discount).........................................................     142,300         357,950
Long-term capital lease obligations......................................................         316             241
                                                                                           ----------       ---------
  Total liabilities......................................................................     164,125         389,869
Stockholders' equity (net capital deficiency):
Convertible preferred stock ($0.001 par value):
  Authorized shares--30,000,000 and 0 at December 31, 1998 and March 31, 1999,
  respectively
  Issued and outstanding shares--18,246,162 and 0 at December 31, 1998 and March 31, 1999,
  respectively...........................................................................          18               -
Preferred stock ($0.001 par value):
  Authorized shares--0 and 5,000,000 at December 31, 1998 and March 31, 1999, respectively
  Issued and outstanding shares--0 at December 31, 1998 and March 31, 1999, respectively..          -               -
Common stock ($0.001 par value):
  Authorized shares--65,000,000 and 190,000,000 at December 31, 1998 and March 31, 1999,
  respectively
  Issued and outstanding shares--17,660,995 and 63,427,407 at December 31, 1998 and
  March 31, 1999, respectively...........................................................          18              63
Common stock  Class B ($0.001 par value):
  Authorized shares--0 and 10,000,000 at December 31, 1998 and March 31, 1999, respectively
  Issued and outstanding shares--0 and 6,379,177 at December 31, 1998 and March 31, 1999,
  respectively...........................................................................          -               6
Additional paid-in capital...............................................................     30,679         270,672
Deferred compensation....................................................................     (4,688)         (3,735)
Accumulated deficit......................................................................    (50,733)        (79,637)
                                                                                          ----------       ---------
 Total stockholders' equity (net capital deficiency).....................................    (24,706)        187,369
                                                                                          ----------       ---------
 Total liabilities and stockholders' equity (net capital deficiency).....................   $139,419        $577,238
                                                                                          ==========       =========

   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in 000's, except share and per share amounts)
                                  (unaudited)



                                                                             Three Months Ended
                                                                                  March 31,
                                                                          -------------------------
                                                                               1998        1999
                                                                          ------------ ------------

Revenues.................................................................. $    186    $     5,596
Operating expenses:
  Network and product costs...............................................      203          4,960
  Sales, marketing, general and administrative............................    1,944         18,113
  Amortization of deferred compensation...................................      227          1,653
  Depreciation and amortization...........................................      164          4,647
                                                                          ------------ ------------
     Total operating expenses.............................................    2,538         29,373
                                                                          ------------ ------------
Income (loss) from operations.............................................   (2,352)       (23,777)
Interest income (expense):
  Interest income.........................................................      435          3,509
  Interest expense........................................................     (864)        (8,636)
                                                                          ------------ ------------
  Net interest income (expense)...........................................     (429)        (5,127)
                                                                          ------------ ------------
Net income (loss)......................................................... $  (2,781)  $   (28,904)
                                                                          ============ ============

Basic and diluted net income (loss) per common share...................... $   (0.39)  $     (0.56)
                                                                          ============ ============
Weighted average shares used in computing basic and diluted
  net loss per share......................................................  7,118,160   53,621,977
                                                                          ============ ============


   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Amounts in 000's)
                                  (unaudited)



                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                              -------------------------
                                                                                                  1998         1999
                                                                                              ------------  -----------
Net cash provided by (used in) operating activities.......................................    $    521     $  (15,254)

Investing activities:
Purchase of restricted investments........................................................           -        (74,103)
Deposits..................................................................................           -            (11)
Other long-term assets....................................................................           -         (6,132)
Purchase of property and equipment........................................................      (3,802)       (42,802)
                                                                                              ------------  -----------
Net cash used in investing activities.....................................................      (3,802)      (123,048)

Financing activities:
Net proceeds from issuance of long-term debt and warrants.................................     129,622              -
Net proceeds from issuance of long-term debt..............................................           -        205,094
Principal payments under capital lease obligations........................................         (61)           (65)
Proceeds from common stock issuance, net of offering costs................................           -        150,703
Proceeds from preferred stock issuance....................................................       1,100         60,000
Preferred dividends.......................................................................           -            (77)
                                                                                              ------------  -----------
Net cash provided by financing activities.................................................     130,661        415,655
                                                                                              ------------  -----------
Net increase in cash and cash equivalents.................................................     127,380        277,353
Cash and cash equivalents at beginning of period..........................................       4,378         64,450
                                                                                              ------------  -----------
Cash and cash equivalents at end of period................................................    $131,758     $  341,803
                                                                                              ============  ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest................................................    $     24     $       31
                                                                                              ============  ===========
Supplemental schedule of non-cash investing and financing activities:
  Warrants issued for equity commitment...................................................    $  2,928      $      --
                                                                                              ============  ===========


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


   The financial statements at March 31, 1999 and for the three month period ended March 31, 1998 and 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three month periods ended March 31, 1998 and 1999 are not necessarily indicative of results that may be expected for any future periods.

   The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

   B. Earnings (Loss) Per Share

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

   Under the Company's Certificate of Incorporation, all outstanding Preferred Stock converted into Common Stock on a one-for-one basis upon the completion of the Company's initial public offering of Common Stock (see note 3).

   The consolidated financial statements applicable to the prior periods have been restated to reflect a two-for-one stock split effective May 1998, a three-for-two stock split effective August 1998, and a three-for-two stock split effective May 1999.

   The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except share and per share amounts):




                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              -------------------------------
                                                                                    1998             1999
                                                                              -------------------------------
Net loss..............................................................          $(2,781)          $(28,904)
  Preferred dividends.................................................               --             (1,146)
                                                                              --------------   --------------
Net loss available to common stockholders.............................          $(2,781)          $(30,050)
Basic and diluted:
 Weighted average shares of common stock outstanding..................       17,045,556         60,179,685
  Less: Weighted average shares subject to repurchase.................        9,927,396          6,557,708
                                                                              --------------   --------------
Weighted average shares used in computing basic and diluted net
 income (loss) per share..............................................        7,118,160         53,621,977
                                                                              ==============   ==============
Basic and diluted net income (loss) per share.........................           $(0.39)            $(0.56)
                                                                              ==============   ==============



2. Debt

   On February 18, 1999, the Company completed a private placement (the "1999 Notes") of $215 million aggregate principal amount of our 12 1/2% senior notes due 2009. Net proceeds from the 1999 Notes were approximately $205.1 million, after discounts, commissions and other transaction costs of approximately $9.9 million.

   The 1999 Notes will bear interest at a fixed annual rate of 12 1/2%, to be paid in cash every six months on February 15 and August 15, beginning August 15, 1999. Approximately $74.1 million of the net proceeds was used to purchase government securities representing sufficient funds to pay the first six scheduled interest payments on the 1999 Notes. This reserve, along with earned interest, is recorded as restricted investments on the accompanying balance sheet.

   The 1999 Notes are unsecured senior obligations of the Company that will mature on February 15, 2009. After February 15, 2004, the Company may redeem all or a part of these 1999 Notes upon not less than 30 days nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) which decline to 100% after February 15, 2007, plus accrued and unpaid interest theron.

   The 1999 Notes were originally recorded at approximately $210.5 million, which represents the $215.0 million in gross proceeds less the discount of approximately $4.5 million. This discount is being amortized over the life of the 1999 Notes. Debt issuance costs of approximately $5.5 million were incurred and are also being amortized over the life of the 1999 Notes. For the three months ended March 31, 1999, the amortization of debt discount and debt issuance costs was $56,000 and $68,000, respectively.

3. Stockholders' Equity


Covad Communications Group, Inc.


  Strategic Investment:

   In January 1999, the Company entered into strategic relationships with AT&T Corp. ("AT&T"), NEXTLINK Communications, Inc. ("NEXTLINK") and Qwest Communications Corporation ("QCC"). As part of these strategic relationships, the Company received equity investments of $25 million from AT&T's venture capital arm and two affiliated funds, $20 million from NEXTLINK and $15 million from QCC's wholly owned subsidiary, U.S. Telesource, Inc. (as used herein, "Qwest" refers to QCC or its subsidiary, as applicable). AT&T, NEXTLINK and Qwest each received shares of preferred stock which was converted into Class B Common Stock upon the Company's initial public offering ("IPO"). The Company recorded intangible assets of $28.7 million associated with these transactions which will be amortized over periods of three to six years. Furthermore, AT&T, NEXTLINK and Qwest each entered into commercial agreements with the Company providing for the purchase, marketing and resale of the Company's services, the purchase by the Company of fiber optic transport bandwidth and collocation of network equipment.

   Initial Public Offering:

   On January 27, 1999, the Company completed the IPO of 13,455,000 split-adjusted shares of the Company's Common Stock at a split-adjusted price of $12.00 per share. Net proceeds to the Company from the IPO were $150.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As a result of the IPO, 27,369,243 split-adjusted shares of Common Stock and 6,379,177 shares of Class B Common Stock (which are convertible into 9,568,765 split-adjusted shares of Common Stock) were issued upon the conversion of Preferred Stock, 89,058 split-adjusted shares of Common Stock were issued for cumulative but unpaid dividends on series A and series B Preferred Stock and 2,699,626 split-adjusted shares of Common Stock were issued upon the exercise of common warrants.

4. Subsequent Events
  On April 22, 1999, the Company completed an offer to exchange all outstanding 12 1/2% Senior Notes due February 15, 2009 for 12 1/2% Senior Notes due February 15, 2009, which have been registered under the Securities Act of 1933. The consolidated financial statements applicable to the prior period have been restated to reflect a three-for-two stock split effective in May 1999 for Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the consolidated audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. This discussion contains forward-looking statements the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our Registration Statement on Form S-4. We disclaim any obligation to update information contained in any forward-looking statement. See "Forward Looking Statements"



Overview
     We are a leading high-speed Internet and network access provider offering digital subscriber line ("DSL") services to Internet service provider and enterprise customers. Since March 1998, we have raised $569.0 million of gross proceeds from debt and equity financings to fund the deployment and expansion of our networks. To date, we have introduced our services in the San Francisco Bay Area and the Los Angeles, New York, Boston, Washington D.C., Seattle, Philadelphia, Sacramento, Baltimore, Chicago and San Diego metropolitan areas. We plan to build our networks and offer our services in 22 metropolitan regions nationwide representing 51 metropolitan statistical areas.

     In connection with our expansion within existing regions and into new regions, we expect to significantly increase our capital expenditures, as well as our sales and marketing expenditures, to deploy our networks and support additional end-users in those regions. Accordingly, we expect to incur substantial and increasing net losses for at least the next several years.


     We derive revenue from:
     . monthly recurring service charges for connections from the end-user to our facilities and for backhaul services from our facilities to the Internet service provider or enterprise customer;
     . service order set-up and other non-recurring charges; and . the sale of customer premise equipment that we provide to our customers due to the general unavailability of customer premise equipment through retail channels.

     We expect prices for the major components of both recurring and non-recurring revenues to decrease each year in part due to the effects of competitive pricing and future volume discounts. We believe our revenues from the sale of customer premise equipment will decline over time as customer premise equipment becomes more generally available. We expect that the prices we charge to customers for customer premise equipment will decrease each year.

     The following factors comprise our network and service costs:
     . Monthly non-recurring and recurring circuit fees. We pay traditional telephone companies and other competitive telecommunications companies non-recurring and recurring fees for services including installation, activation, monthly line costs, maintenance and repair of circuits between and among our digital subscriber line access multiplexers and our regional data centers, customer backhaul, and end-user lines. As our end-user base grows, we expect that the largest element of network and product cost will be the traditional telephone companies' charge for our leased copper lines; and
     . Other costs. Other costs that we incur include those for materials in installation and the servicing of customers and end-users, and the cost of customer premise equipment.

     The development and expansion of our business will require significant expenditures. The principal capital expenditures incurred during the buildup phase of any region involve the procurement, design and construction of our central office cages, end-user DSL line cards, and expenditures for other elements of our network design, which includes a regional data center in each region. Currently, the average capital cost to deploy our facilities in a central office, excluding end-user line cards, is approximately $85,000 per central office facility. This cost may vary in the future due to the quantity and type of equipment we initially deploy in a central office facility as well as regulatory limitations imposed on the traditional phone companies relative to pricing of central office space. Following the buildout of our central office space, the major portion of our capital expenditures is the purchase of DSL line cards to support incremental end-users. We expect that the average cost of such line cards will decline over the next several years. Network expenditures will continue to increase with the number of end-users. However, once an operating region is fully built out, a substantial majority of the regional capital expenditures will be tied to incremental customer and end-user growth. In addition to developing our networks, we will use our capital for marketing our services, acquiring Internet service provider and enterprise customers, and funding our customer care and field service operations.



Recent Developments


       On April 20, 1999, we launched our TeleSurfer and TeleSurfer Pro service for the consumer Internet market. The monthly recurring charges for such services are significantly lower than those for our business grade TeleSpeed services. As a result, our profit margins on such consumer services are expected to be lower than our business grade services. However, the market for consumer services is very large and we could potentially obtain significantly increased volumes. Moreover, consumer grade services will leverage our existing network infrastructure. Our overall margins will depend on the mix and volume of business and consumer customers, of which consumer grade services could comprise a significant percentage.



Results of Operations

  Revenues

     We recorded revenues of $186,000 for the three months ended March 31, 1998 and $5.6 million for the three months ended March 31, 1999. This increase is attributable to growth in the number of customers and end-users resulting from our increased sales and marketing efforts and the expansion of our network in the San Francisco Bay Area and the Los Angeles metropolitan area and to a lesser extent in the New York, Boston, Washington, D.C., Seattle, Philadelphia and Sacramento metropolitan areas. We expect revenues to increase in future periods as we expand our network within our existing regions, deploy networks in new regions and increase our sales and marketing efforts in all of our regions.

  Network and Product Costs

     We recorded network and product costs of $203,000 for the three months ended March 31, 1998 and $5.0 million for the three months ended March 31, 1999. This increase is attributable to the expansion of our networks and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

  Sales, Marketing, General and Administrative Expenses

     Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team, and sales commissions. These expenses increased from $1.9 million for the three months ended March 31, 1998 to $18.1 million for the three months ended March 31, 1999. This increase is attributable to growth in headcount in all areas of our company, continued expansion of our sales and marketing efforts, deployment of our networks and building of our operating infrastructure. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.

  Deferred Compensation

     Through March 31, 1999, we recorded a total of approximately $9.7 million of deferred compensation, with an unamortized balance of approximately $3.7 million on our March 31, 1999 balance sheet. This deferred compensation is a result of us granting stock options to our employees with exercise prices per share subsequently determined to be below the fair values per share for accounting purposes of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option. Amortization of deferred compensation was $227,000 during the three months ended March 31, 1998 and $1.7 million during the three months ended March 31, 1999.

  Depreciation and Amortization

     Depreciation and amortization includes: (i) depreciation of network costs and related equipment, (ii) depreciation of information systems, furniture and fixtures, (iii) amortization of improvements to central offices, regional data centers and network operations center facilities and corporate facilities, (iv) amortization of capitalized software costs and (v) amortization of intangible assets.

     During the three months ended March 31, 1999, we recorded intangible assets of $28.7 million from the issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Amortization of these assets was $1.9 million during the three months ended March 31, 1999. Annual amortization of these assets will be approximately $8.4 million in each of the years in the three year period ending December 31, 2001, decreasing to approximately $1.2 million per year for each subsequent year through the year ending December 31, 2004.

     Depreciation and amortization was approximately $164,000 for the three months ended March 31, 1998 and $4.6 million for the three months ended March 31, 1999. This increase was due to the increase in equipment and facilities placed in service throughout the period as well as amortization of intangible assets. We expect depreciation and amortization to increase significantly as we increase our capital expenditures to expand our networks.

  Net Interest Income and Expense

     Net interest income and expense consists primarily of interest income on our cash balance and interest expense associated with our debt. For the three months ended March 31, 1998, net interest expense was $429,000, and was primarily attributable to the interest expense on the 1998 notes and capital lease obligations, partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes. Net interest expense for the three months ended March 31, 1999 was $5.1 million and consisted primarily of interest expense on the 1998 notes and the 1999 notes and capital lease obligations partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes and the 1999 notes as well as our initial public offering and our issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. We expect interest expense to increase significantly over time, primarily because the 1998 notes accrete to $260 million by March 15, 2003.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $42.8 million for the three months ended March 31, 1999. We expect that our capital expenditures will be substantially higher in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions.

     From our inception through March 31, 1999, we financed our operations primarily through private placements of $10.6 million of equity securities, $129.3 million in net proceeds raised from the issuance of the 1998 notes, $150.2 million in net proceeds raised form our initial public offering, $60.0 million in net proceeds raised from strategic investors and $205.1 million in net proceeds raised from the issuance of the 1999 notes. As of March 31, 1999, we had an accumulated deficit of $79.6 million, and cash and cash equivalents of $341.8 million.

     Net cash used in our operating activities was $15.3 million for the three months ended March 31, 1999. The net cash used for operating activities during this period was primarily due to net losses and increases in current assets, offset by non-cash expenses and increases in accounts payable and accrued liabilities. Net cash used in our investing activities was $123.0 million for the three months ended March 31, 1999. The net cash used for investing activities during this period was primarily due to purchases of property and equipment and the purchase of $74.1 million of restricted investments which were pledged as collateral for the payment of the first six scheduled interest payments on the 1999 notes.

     Net cash provided by financing activities for the three months ended March 31, 1999 was $415.7 million which primarily related to the following:
     . Equity investments of $25 million from AT&T Ventures, $20 million from NEXTLINK and $15 million from Qwest, representing an aggregate equity investment of $60 million.
     . Net proceeds of $150.2 million form our initial public offering of 13,455,000 split-adjusted shares of our common stock at a split-adjusted initial public offering price of $12.00 per share.
     . Net proceeds of $205.1 million from the issuance of the 1999 notes with an aggregate principal amount of $215.0 million.

     We expect to experience substantial negative cash flow from operating activities and negative cash flow before financing activities for at least the next several years due to continued development, commercial deployment and expansion of our networks. We may also make investments in businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:
     . the number of regions entered, the timing of entry and services offered; . network development schedules and associated costs;
     . the rate at which customers and end-users purchase our services and the pricing of such services;
     . the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;
     . the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology; and . unanticipated opportunities.


     Accordingly, we cannot predict when or to what extent we may be required to raise additional capital for developing, deploying and enhancing our networks and operating our business. We may incur additional indebtedness if such indebtedness becomes available on favorable terms to finance the continued development, commercial deployment and expansion of our networks and for funding operating losses or to take advantage of unanticipated opportunities. If we are unable to obtain required additional capital or are required to obtain it on terms less satisfactory than we desire, we may be required to delay the expansion of our business or take or forego actions, any or all of which could harm our business.

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

Year 2000 Issues

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. We have reviewed our internally developed information technology systems and programs and believe that our systems are Year 2000 compliant and that there are no significant Year 2000 issues within our systems or services. We have not reviewed our non-information technology systems for Year 2000 issues relating to embedded microprocessors. To the extent that such issues exist, these systems may need to be replaced or upgraded to become Year 2000 compliant. We believe that our non-information technology systems will not present any significant Year 2000 issues, although there can be no assurance in this regard. In addition, we utilize third-party equipment and software and interact with traditional telephone companies that have equipment and software that may not be Year 2000 compliant. Failure of such third-party or traditional telephone company equipment or software to operate properly with regard to the year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, prospects, operating results and financial condition.

     Furthermore, the purchasing patterns of our Internet service provider and enterprise customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services, which could have a material adverse effect on our business, prospects, operating results and financial condition.

     We have not made any assessment of the Year 2000 risks associated with our third-party or traditional phone company equipment or software or with our Internet service provider and enterprise customers. We have not determined the risks associated with the reasonably likely worst-case scenario and have not made any contingency plans to address such risks. However, we intend to devise a Year 2000 contingency plan prior to December 31, 1999.


Forward Looking Statements

     The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include:
      . our plans to expand our existing networks or to commence service in new regions;
      . the market opportunity presented by our target regions;
      . estimates regarding the timing of launching our service in new regions; . expectations regarding the extent to which enterprise customers roll out our service;
      . expectations regarding our relationships with AT&T, NEXTLINK, Qwest and other potential third parties;
      . expectations as to pricing for our services in the future;
      . statements regarding development of our business;
      . expectations as to the impact of our TeleSurfer service offerings on our margins;
      . the possibility that we may obtain significantly increased sales volumes;
      . the estimates of future operating results;
      . our anticipated capital expenditures;
      . the effect of regulatory reform and regulatory litigation; and . other statements contained in this Form 10-Q regarding matters that are not historical facts.

   These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:
   . successfully market our services to current and new customers;
   . generate customer demand for our services in the particular regions where we plan to market services;
   . achieve favorable pricing for our services;
   . respond to increasing competition;
   . manage growth of our operations; and
   . access regions and negotiate suitable interconnection agreements with the traditional phone companies, all in a timely manner, at reasonable costs and on satisfactory terms and conditions consistent with regulatory, legislative and judicial developments.


   All written and oral forward-looking statements made in connection with this report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in our Registration Statement on Form S-4 (Commission File No. 333-75955). We disclaim any obligation to update information contained in any forward-looking statement.

Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investments portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at March 31, 1999 including our 1998 notes and our 1999 notes, is fixed-rate debt.

                        COVAD COMMUNICATIONS GROUP, INC.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


     We are engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with multiple traditional telephone companies. These negotiations, arbitrations and proceedings concern the traditional telephone companies' denial of physical central office space to us in certain central offices, the cost and delivery of central office spaces, the delivery of transmission facilities and telephone lines, billing issues and other operational issues. For example, we are currently involved in commercial arbitration proceedings with Pacific Bell over these issues. We have also filed a lawsuit against Pacific Bell and its affiliates, including Southwestern Bell Telephone Company, in federal court. We are pursuing a variety of contract, tort, antitrust and other claims, such as violations of the Telecommunications Act, in these proceedings. In November 1998, we prevailed in our commercial arbitration proceeding against Pacific Bell. The arbitration panel found that Pacific Bell breached its interconnection agreement with us and failed to act in good faith on multiple counts. The arbitration panel ruled in favor of awarding us direct damages, as well as attorneys' fees and costs of the arbitration. Pacific Bell is currently attempting to have the decision vacated. We have also filed a lawsuit against Bell Atlantic and its affiliates in federal court. We are pursuing antitrust and other claims in this lawsuit. In addition, Bell Atlantic has separately filed suit against us asserting at least one patent infringement claim. Failure to resolve the various legal disputes and controversies between us and the various traditional telephone companies without excessive delay and cost and in a manner that is favorable to us could harm our business.

     We are not currently engaged in any other legal proceedings that we believe could have a material adverse effect on our business, prospects, operating results and financial condition. We are, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm our business.

Item 2.  Changes in Securities and Use of Proceeds

   Recent Sales of Unregistered Securities
     During the three month period ended March 31, 1999, we have issued and sold unregistered securities as follows:

          (1) An aggregate of 2,701,049 shares of Series C-1 Preferred Stock and 2,083,334 shares of Series D-1 Preferred Stock were issued in a private placement in January 1999 to four investors. The consideration received for such shares was $45 million.

          (2) An aggregate of 900,349 shares of Series C-1 Preferred Stock and 694,445 shares of Series D-1 Preferred Stock were issued in a private placement in January 1999 to an investor. The consideration received for such shares was $15 million.

          (3) In February 1999, we issued $215 million aggregate principal amount of 12 1/2% Senior Notes due 2009 to Bear, Stearns & Co. Inc., BT Alex. Brown Incorporated, Donaldson, Lufkin &

     Jenrette Securities Corporation and Goldman, Sachs & Co., as initial purchasers, for resale to qualified institutional buyers. The initial purchasers received commissions of $5,106,250 for acting as such in connection with the transaction.

     No underwriters were used in connection with these sales and issuances except for the issuance of the securities described in (3) above. The sales and issuances of these securities were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) under the Act on the basis that the transactions did not involve a public offering. In connection with the resale by the initial purchasers of the securities described in (3) above, such resales were exempt from registration under the Act pursuant to Rule 144A thereunder.

   Report of Offering of Securities and Use of Proceeds Therefrom

   In January 1999, we commenced and completed a firm commitment underwritten initial public offering of 13,455,000 split-adjusted shares of our common stock, including 1,755,000 split-adjusted shares related to the underwriter's over-allotment option, at a split-adjusted price of $12.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-63899), which was declared effective on January 21, 1998. The public offering was underwritten by a syndicate of underwriters led by Bear, Stearns & Co. Inc., BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co., as their representatives. After deducting underwriting discounts and commissions of $10.0 million and expenses of $1.2 million, we received net proceeds of $150.2 million.

     As of March 31, 1999, we had invested the net proceeds from our initial public offering in short- and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Covad or their associates, persons owning 10 percent or more of any class of equity securities of Covad, or an affiliate of Covad.


Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders


   The Company held its Annual Meeting of Stockholders on January 19, 1999. At the meeting the following matters were voted upon, and the number of votes cast for or against, as well as the number of abstentions, as to each such matter, along with a separate tabulation with respect to each nominee for office, is set forth below:

    1. A proposal to elect eight directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.



                Nominee             For                          Against                  Abstain
                -------             ---                          -------                  -------

    Robert Hawk                  27,457,559                         -                      11,637
                                 ----------                     ----------                 ------
    Robert Knowling, Jr.         27,457,559                         -                      11,637
                                 ----------                     ----------                 ------
    Henry Kressel                27,457,559                         -                      11,637
                                 ----------                     ----------                 ------
    Joseph Landy                 27,457,559                         -                      11,637
                                 ----------                     ----------                 ------
    Daniel Lynch                 27,457,559                         -                      11,637
                                 ----------                     ----------                 ------
    Frank Marshall               27,457,559                         -                      11,637
                                 ----------                     ----------                 ------
    Charles McMinn               27,457,559                         -                      11,637
                                 ----------                     ----------                 ------
    Richard Shapero              27,457,559                         -                      11,637
                                 ----------                     ----------                 ------



    2. A proposal to approve an amendment and restatement of the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") effective upon the closing of the Company's initial public offering (the "IPO"). The Restated Certificate (i) increased the Common Stock authorized for issuance to 150,000,000 shares, (ii) deleted all references to the then-existing series of Preferred Stock,
          (iii) authorized one class of undesignated Preferred Stock, and (iv) established a classified board of directors with the following classes and terms:



                (a) two Class I directors, to hold office until the date of the Annual Meeting of Stockholders in 2000 and thereafter for 3-year terms;

                (b) three Class II directors, to hold office until the date of the Annual Meeting of Stockholders in 2001 and thereafter for 3-year terms;

                (c) three Class III directors, to hold office until the date of the Annual Meeting of Stockholders in 2002 and thereafter for 3-year terms.


                                         For                   Against                    Abstain
                                         ---                   -------                    -------
    Preferred Stock:                   15,886,017                 --                        --
                                    -------------          ---------------         ---------------
    Common Stock:                      11,571,542                 --                    11,637
                                    -------------          ---------------         ---------------

    3. A proposal to approve an amendment and restatement of the Company's Bylaws (the "Amended Bylaws") effective upon the closing of the IPO. The Amended Bylaws (i) eliminated the right of the stockholders to call a special meeting, (ii) required specific procedures and advance notice for director nominations by stockholders and stockholder proposals and (iii) provided for a classified Board of Directors consistent with the Restated Certificate.




                                         For                   Against                    Abstain
                                         ---                   -------                    -------

    Preferred Stock:                   15,886,017                 --                        --
                                    -------------          ---------------         ---------------


    4. A proposal to approve (i) an amendment to the Company's 1997 Stock Plan to increase the number of shares available for issuance thereunder by 1,550,092 to 15,520,342 and (ii) a further amendment to the Company's 1997 Stock Plan effective upon the closing of the IPO, which further amendments (A) provided for annual increases in the number of shares available for issuance under the plan beginning in the year 2000 equal to the lesser of 3% of the outstanding shares or an amount determined by the Board of Directors, and (B) provided for other technical changes necessary to comply with regulations applicable to public companies.




                                     For                   Against                    Abstain
                                     ---                   -------                    -------

    Preferred Stock:                   27,339,670              46,873               2,991,077
                                    -------------          ---------------         ---------------



    5. A proposal to approve the adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 1,000,000 shares of Common Stock for issuance thereunder, plus annual increases beginning in the year 2000 equal to the lesser of (i) 2% of the outstanding shares or
          (ii) an amount determined by the Board of Directors.



                                         For                   Against                    Abstain
                                         ---                   -------                    -------

    Preferred Stock:                   27,391,931                --                 2.985,689
                                    -------------          ---------------         ---------------



    6. A proposal to approve the Company's exceeding the 30% limit for outstanding options of the Company as set forth in Section 260.140.45 and related sections of the California Code of Regulations.




                                         For                   Against                    Abstain
                                         ---                   -------                    -------

    Preferred Stock:                   27,334,653              47,672               2,995,295
                                    -------------          ---------------         ---------------


    7. A proposal to ratify the appointment of Ernst & Young LLP as independent public accountants of the Company for the fiscal year ending December 31, 1999.


                                         For                   Against                    Abstain
                                         ---                   -------                    -------

    Preferred Stock:                   27,365,762               --                    3,011,858
                                    -------------          ---------------         ---------------

In January 1999, a majority of the holders of the Company's outstanding Common Stock and Preferred Stock approved by written consent a further amendment to the Restated Certificate effective upon the closing of the Company's IPO to increase the Common Stock authorized for issuance to 200,000,000 shares.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits:

Exhibit Number           Description of Exhibit
--------------           ----------------------
 3.1*                    Amended and Restated Certificate of Incorporation of the Company, as currently in effect.
 3.2*                    Bylaws, as currently in effect.
 4.1*                    Amended and Restated Stockholders Rights Agreement dated January 19, 1999.
 4.2**                   Indenture dated as of February 18, 1999 among the Company and The Bank of New
                         York, including form of 12  1/2% Senior Note Due 2009.
 4.3**                   Registration Rights Agreement dated as of February 18, 1999 among the Company and
                         Bear, Stearns & Co. Inc., BT Alex. Brown Incorporated, Donaldson, Lufkin &
                         Jenrette Securities Corporation and Goldman, Sachs & Co.
 4.4**                   Specimen 12  1/2% Senior Note Due 2009.
10.1*                    1998 Employee Stock Purchase Plan and related agreements, as currently in effect.
10.2*                    1997 Stock Plan and related option agreement, as currently in effect.
10.3*                    C-1 Preferred Stock Purchase Agreement dated as of January 19, 1999 between the
                         Company and U.S. Telesource, Inc.
10.4*                    Series D-1 Preferred Stock Purchase Agreement dated as of January 19, 1999 between the Company and U.S. Telesource, Inc.
27.1                     Financial Data Schedules for the three months ended March 31, 1999.

----------------
     * Incorporated by reference to the corresponding exhibit filed with our registration statement on Form S-1 (No. 333-63899).

    **   Incorporated by reference to the corresponding exhibit filed with our registration statement on Form S-4 (No. 333-75955).

   b.   Reports on Form 8-K

         There have been no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COVAD COMMUNICATIONS GROUP, INC.



Date:  May 14, 1999               By:   /s/ Timothy P. Laehy
                                        --------------------------------------
                                  Timothy P. Laehy
                                  Chief Financial Officer and Vice President,
                                  Finance (Principal Financial and Accounting
                                  Officer)

                                  INDEX TO EXHIBITS


Exhibit Number           Description of Exhibit
--------------           ----------------------
 3.1*                    Amended and Restated Certificate of Incorporation of the Company, as currently in effect.
 3.2*                    Bylaws, as currently in effect.
 4.1*                    Amended and Restated Stockholders Rights Agreement dated January 19, 1999.
 4.2**                   Indenture dated as of February 18, 1999 among the Company and The Bank of New
                         York, including form of 12  1/2% Senior Note Due 2009.
 4.3**                   Registration Rights Agreement dated as of February 18, 1999 among the Company and
                         Bear, Stearns & Co. Inc., BT Alex. Brown Incorporated, Donaldson, Lufkin &
                         Jenrette Securities Corporation and Goldman, Sachs & Co.
 4.4**                   Specimen 12  1/2% Senior Note Due 2009.
10.1*                    1998 Employee Stock Purchase Plan and related agreements, as currently in effect.
10.2*                    1997 Stock Plan and related option agreement, as currently in effect.
10.3*                    C-1 Preferred Stock Purchase Agreement dated as of January 19, 1999 between the
                         Company and U.S. Telesource, Inc.
10.4*                    Series D-1 Preferred Stock Purchase Agreement dated as of January 19, 1999 between the Company and U.S. Telesource, Inc.
27.1                     Financial Data Schedules for the three months ended March 31, 1999.

------------------------
     * Incorporated by reference to the corresponding exhibit filed with our registration statement on Form S-1 (No. 333-63899).

    **   Incorporated by reference to the corresponding exhibit filed with our registration statement on Form S-4 (No. 333-75955).