Form 10-Q
period 1999-06-30
COVAD COMMUNICATIONS GROUP INC
filed 1999-08-16
CIK 1043769

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                      Commission file number:  000-25271



                       COVAD COMMUNICATIONS GROUP, INC.
            (Exact name of registrant as specified in its charter)




                      Delaware                                               77-0461529
            (State or other jurisdiction                                  (I.R.S. Employer
          of incorporation or organization)                            Identification Number)

               2330 Central Expressway
               Santa Clara, California                                         95050
      (Address of principal executive offices)
                                                                             (Zip Code)

                                (408) 844-7500
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

     As of August 2, 1999, 71,741,225 shares of the Registrants Common Stock, $0.001 par value, were issued and outstanding.

================================================================================

                       COVAD COMMUNICATIONS GROUP, INC.
                                     INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I.       FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements (Unaudited)
              Consolidated Balance Sheets as of
                December 31, 1998 and June 30, 1999................................................          3
              Consolidated Statements of Operations for the Three and Six Months Ended
                June 30, 1998 and 1999.............................................................          4
              Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 1998 and 1999.............................................................          5
              Notes to Consolidated Financial Statements...........................................          6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....          9

PART II.      OTHER INFORMATION
  Item 1.     Legal Proceedings....................................................................         15
  Item 2.     Changes in Securities................................................................         15
  Item 6.     Exhibits and Reports on Form 8-K.....................................................         16

SIGNATURES.........................................................................................         17

INDEX TO EXHIBITS..................................................................................         18

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                       COVAD COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
            (Amounts in 000's, except share and per share amounts)


                                                                                                        June 30,       December 31
                                                                                                          1999            1998
                                                                                                       (unaudited)      (note 1)
                                                                                                     -----------------------------
                                                        ASSETS
Current assets:
Cash and cash equivalents.............................................................................. $ 257,471        $  64,450
Accounts receivable, net...............................................................................     6,637            1,933
Short term investments.................................................................................    45,638                -
Unbilled revenue.......................................................................................     2,334              663
Inventories............................................................................................     9,470              946
Prepaid expenses.......................................................................................     4,310            1,183
Other current assets...................................................................................     2,218              514
                                                                                                        ---------        ---------
  Total current assets.................................................................................   328,078           69,689
Property and equipment:
Networks and communication equipment...................................................................   143,184           55,189
Computer equipment.....................................................................................     9,639            4,426
Furniture and fixtures.................................................................................     1,469            1,119
Leasehold improvements.................................................................................     2,077            1,887
                                                                                                        ---------        ---------
                                                                                                          156,369           62,621
Less accumulated depreciation and amortization.........................................................   (12,807)         (3,476)
                                                                                                        ---------        ---------
  Net property and equipment...........................................................................   143,562           59,145
Other assets:
Restricted investments.................................................................................    75,631              225
Deposits...............................................................................................       628              337
Deferred debt issuance costs (net).....................................................................    12,989            8,112
Deferred charge (net)..................................................................................    24,713                -
Other long term assets.................................................................................     8,215            1,911
                                                                                                        ---------        ---------
  Total other assets...................................................................................   122,176           10,585
                                                                                                        ---------        ---------
  Total assets......................................................................................... $ 593,816        $ 139,419
                                                                                                        =========        =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable....................................................................................... $  31,900        $  14,975
Unearned revenue.......................................................................................     1,702              551
Accrued network costs..................................................................................     4,797            1,866
Other accrued liabilities..............................................................................    19,557            3,854
Current portion of capital lease obligations...........................................................       284              263
                                                                                                        ---------        ---------
  Total current liabilities............................................................................    58,240           21,509
Long-term debt (net of discount).......................................................................   363,406          142,300
Long-term capital lease obligations....................................................................       166              316
                                                                                                        ---------        ---------
  Total liabilities....................................................................................   421,812          164,125
Stockholders' equity (net capital deficiency):
Convertible preferred stock ($0.001 par value):
 Authorized shares--0 at June 30, 1999 and 30,000,000 at December 31, 1998, respectively
 Issued and outstanding shares--0 and 18,246,162 at June 30, 1999 and December 31, 1998,  respectively.         -               18
Preferred stock ($0.001 par value):
 Authorized shares--5,000,000 and 0 at June 30, 1999 and December 31, 1998, respectively
 Issued and outstanding shares--0 at June 30, 1999 and December 31, 1998,  respectively................         -                -
Common stock ($0.001 par value):
 Authorized shares--190,000,000 and 65,000,000 at June 30, 1999 and December 31, 1998, respectively
 Issued and outstanding shares--71,136,940 and 17,660,995 at June 30, 1999 and December 31, 1998,
  respectively.........................................................................................        72               18
Common stock  Class B ($0.001 par value):
 Authorized shares-- 10,000,000 and 0 at June 30, 1999 and December 31, 1998, respectively
 Issued and outstanding shares-- 6,379,177 and 0 at June 30, 1999 and December 31, 1998, respectively..         6                -
Additional paid-in capital.............................................................................   271,325           30,679
Deferred compensation..................................................................................    (3,548)          (4,688)
Accumulated other comprehensive income.................................................................    25,638                -
Accumulated deficit....................................................................................  (121,489)         (50,733)
                                                                                                        ---------        ---------
  Total stockholders' equity (net capital deficiency)..................................................   172,004          (24,706)
                                                                                                        ---------        ---------
  Total liabilities and stockholders' equity (net capital deficiency).................................. $ 593,816        $ 139,419
                                                                                                        =========        =========

  The accompanying notes are an integral part of these financial statements.

                       COVAD COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in 000's, except share and per share amounts)
                                  (unaudited)


                                                                  Three Months Ended         Six Months Ended
                                                                       June 30,                  June 30,
                                                               -------------------------------------------------
                                                                  1999         1998         1999        1998
                                                               ----------    ---------   ----------    ---------
Revenues....................................................   $   10,833    $     809   $   16,429    $     995
Operating expenses:
     Network and product costs..............................       10,565          758       15,525          961
     Sales, marketing, general and administrative...........       24,976        4,606       43,089        6,550
     Amortization of deferred compensation..................        1,234          631        2,887          858
     Depreciation and amortization..........................        8,671          446       13,318          610
                                                               ----------    ---------   ----------    ---------
          Total operating expenses..........................       45,446        6,441       74,819        8,979
                                                               ----------    ---------   ----------    ---------
Income (loss) from operations...............................      (34,613)      (5,632)     (58,390)      (7,984)
Interest income (expense):
     Interest income........................................        4,585        1,712        8,094        2,147
     Interest expense.......................................      (11,824)      (5,003)     (20,460)      (5,867)
                                                               ----------    ---------   ----------    ---------
     Net interest income (expense)..........................       (7,239)      (3,291)     (12,366)      (3,720)
                                                               ----------    ---------   ----------    ---------
Net income (loss)...........................................   $  (41,852)   $  (8,923)  $  (70,756)   $ (11,704)
                                                               ==========    =========   ==========    =========
Basic and diluted net income (loss) per common share........   $    (0.61)   $   (1.11)  $    (1.18)   $   (1.54)
                                                               ==========    =========   ==========    =========
Weighted average shares used in computing basic and diluted
 net loss per share.........................................   68,157,273    8,050,771   60,930,856    7,584,501
                                                               ==========    =========   ==========    =========

  The accompanying notes are an integral part of these financial statements.

                       COVAD COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in 000's)
                                  (unaudited)


                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                     1999        1998
                                                                                                   ---------   ---------
Net cash provided by (used in) operating activities............................................    $ (27,721)  $    (877)

Investing activities:
Purchase of restricted investments.............................................................      (74,103)         --
Purchase of investments........................................................................      (20,000)         --
Deposits.......................................................................................         (291)        (13)
Other long-term assets.........................................................................       (6,304)         --
Purchase of property and equipment.............................................................      (93,748)    (12,367)

                                                                                                   ---------   ---------
Net cash used in investing activities..........................................................     (194,446)    (12,380)

Financing activities:
Net proceeds from issuance of long-term debt and warrants......................................           --     129,622
Net proceeds from issuance of long-term debt...................................................      205,076          --
Principal payments under capital lease obligations.............................................         (129)       (122)
Proceeds from common stock issuance, net of offering costs.....................................      150,318          64
Proceeds from preferred stock issuance.........................................................       60,000       1,200
Preferred dividends............................................................................          (77)         --
                                                                                                   ---------   ---------
Net cash provided by financing activities......................................................      415,188     130,764
                                                                                                   ---------   ---------
Net increase in cash and cash equivalents......................................................      193,021     117,507
Cash and cash equivalents at beginning of period...............................................       64,450       4,378
                                                                                                   ---------   ---------
Cash and cash equivalents at end of period.....................................................    $ 257,471   $ 121,885
                                                                                                   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.....................................................    $      43   $      48
                                                                                                   =========   =========
Supplemental schedule of non-cash investing and financing activities:
  Equipment purchased through capital leases...................................................    $      --   $      34
                                                                                                   =========   =========

Warrants issued for equity commitment..........................................................   $       --   $   2,928
                                                                                                   =========   =========

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

   The financial statements at June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of results that may be expected for any future periods.

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

   Under the Company's Certificate of Incorporation, all outstanding Preferred Stock converted into Common Stock on a one-for-one basis upon the completion of the Company's initial public offering of Common Stock (see note 5).

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

   The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except share and per share amounts):

                                                        Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                    -------------------------------------------------------------
                                                       1999             1998             1999             1998
                                                    ----------       ----------       ----------       ----------
Net loss.....................................       $  (41,852)      $   (8,923)      $  (70,756)      $  (11,704)
  Preferred dividends........................               --               --           (1,146)              --
                                                    ----------       ----------       ----------       ----------
Net loss available to common stockholders....       $  (41,852)      $   (8,923)      $  (71,902)      $  (11,704)
Basic and diluted:
  Weighted average shares of common stock
  outstanding................................       73,808,148       17,202,646       67,032,023       17,196,137
     Less: Weighted average shares subject
     to repurchase...........................        5,650,875        9,151,875        6,101,167        9,611,636
                                                    ----------       ----------       ----------       ----------
Weighted average shares used in computing
 basic and diluted net income (loss) per
 share.......................................       68,157,273        8,050,771       60,930,856        7,584,501
                                                    ==========       ==========       ==========       ==========
Basic and diluted net income (loss) per share           $(0.61)       $   (1.11)      $    (1.18)      $    (1.54)
                                                    ==========        =========       ==========       ==========


2. Comprehensive Income

   Comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows (in thousands):


                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                           June 30,
                                                      ----------------------------------------------------------------
                                                        1999                1998             1999              1998
                                                      ---------           --------         ---------         ---------
Net loss.....................................         $ (41,852)          $ (8,923)        $ (70,756)        $ (11,704)
  Unrealized holding gains (losses)..........            25,638                 --            25,638                --
                                                      ---------           --------         ---------         ---------
Comprehensive income.........................         $ (16,214)          $ (8,923)        $ (45,118)        $ (11,704)
                                                      =========           ========         =========         =========

3. Short-Term Investments

   Short-term investments at June 30, 1999 consisted of the following (in thousands):


Equity position in WebMD, Inc.........................           $15,000
Equity position in Efficient Networks, Inc............             5,000
Unrealized holding gains (losses).....................            25,638
                                                                 -------
                                                                 $45,638
                                                                 =======

   The costs of these investments are reflected on the balance sheet along with their related unrealized holding gain or loss in order to approximate fair market value.


4. Debt

   On February 18, 1999, the Company completed a private placement (the "1999 Notes") of $215 million aggregate principal amount of the Company's 12 1/2% senior notes due 2009. The 1999 Notes are unsecured senior obligations of the Company maturing on February 15, 2009 and are redeemable at the option of the Company any time after February 14, 2004 at stated redemption prices plus accrued and unpaid interest thereon.

   Net proceeds from the 1999 Notes were approximately $205.1 million, after discounts, commissions, and other transaction costs of approximately $9.9 million. The discount and debt issuance costs are being amortized over the life of the 1999 Notes. For the six months ended June 30, 1999 the amortization of debt discount and debt issuance costs was $166,000 and $190,000, respectively.

   Concurrently with the closing of the offering, approximately $74.1 million of the net proceeds was used to purchase government securities representing sufficient funds to pay the first six scheduled interest payments on the 1999 Notes. This reserve, along with earned interest, is recorded as restricted investments on the accompanying balance sheet.

   On June 1, 1999, the Company completed an offer to exchange all outstanding 12 1/2% Senior Notes due February 15, 2009 for 12 1/2% Senior Notes due February 15, 2009, which have been registered under the Securities Act of 1933.


5. Stockholders' Equity


Covad Communications Group, Inc.


   Strategic Investment:

   In January 1999, the Company entered into strategic relationships with AT&T Corp. ("AT&T"), NEXTLINK Communications, Inc. ("NEXTLINK") and Qwest Communications Corporation ("Quest"). As part of these strategic relationships, the Company received equity investments totaling approximately $60 million. The Company recorded intangible assets of $28.7 million associated with these transactions which will be amortized over periods of three to six years.

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

   Secondary Offering:

   On June 23, 1999, the Company completed a public offering of 8,625,000 shares of Common Stock sold by certain stockholders of the Company. The Company did not sell any shares in this offering. Accordingly, there were no net proceeds to the Company from this offering. The Company is expected to incur estimated offering expenses of $680,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the consolidated audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. This discussion contains forward-looking statements the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in our Registration Statement on Form S-1 (SEC File No. 333-78827). We disclaim any obligation to update information contained in any forward-looking statement or in the reasons why such forward-looking statements may differ materially from actual results, which reasons speak as of their dates. See "Forward Looking Statements"



Overview

     We are a leading high-speed Internet and network access provider offering digital subscriber line ("DSL") services to Internet service provider and enterprise customers. Since March 1998, we have raised $569.0 million of gross proceeds from debt and equity financings to fund the deployment and expansion of our networks. Currently, we offer our services in 21 major metropolitan areas and plan to build our networks and offer our services in one additional metropolitan area representing a total of 51 metropolitan statistical areas nationwide.

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

     We expect prices for the major components of both recurring and non-recurring revenues to decrease each year in part due to the effects of competitive pricing and future volume discounts. We believe our revenues from the sale of customer premise equipment will decline over time, as prices for such equipment decrease and customer premise equipment becomes more generally available.

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

     The development and expansion of our business will require significant expenditures. The principal capital expenditures incurred during the buildup phase of any region involve the procurement, design and construction of our central office cages, end-user DSL line cards, and expenditures for other elements of our network design, which includes a regional data center in each region. Following the buildout of our central office space, the major portion of our capital expenditures is success-based, used to purchase DSL line cards to support incremental end-users. We expect that the average cost of such line cards will decline over the next several years. Network expenditures will continue to increase with the number of end-users. However, once an operating region is fully built out, a substantial majority of the regional capital expenditures will be tied to incremental customer and end-user growth. In addition to developing our networks, we will use our capital for marketing our services, acquiring Internet service provider and enterprise customers, and funding our customer care and field service operations.


Results of Operations

  Revenues

     We recorded revenues of $10.8 million for the three months ended June 30, 1999 compared to $809,000 for the three months ended June 30, 1998. Revenue was $16.4 million for the six months ended June 30, 1999 compared to $995,000 for the six months ended June 30, 1998. This increase is attributable to growth in the number of customers and end-users resulting from our increased sales and marketing efforts and the expansion of our national network. We expect revenues to increase in future periods as we expand our network within our existing regions, deploy networks in new regions and increase our sales and marketing efforts in all of our regions.

  Network and Product Costs

     We recorded network and product costs of $10.6 million for the three months ended June 30, 1999 and $758,000 for the three months ended June 30, 1998. Network and product costs were $15.5 million for the six months ended June 30, 1999 and $961,000 for the six months ended June 30, 1998. This increase is attributable to the expansion of our networks and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

  Sales, Marketing, General and Administrative Expenses

     Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team, and sales commissions. Sales, marketing, general and administrative expenses were $25.0 million for the three months ended June 30, 1999 and $4.6 million for the three months ended June 30, 1998. Sales, marketing, general and administrative expenses were $43.1 million for the six months ended June 30, 1999 and $6.6 million for the six months ended June 30, 1998. This increase is attributable to growth in headcount in all areas of our company, continued expansion of our sales and marketing efforts, deployment of our networks and building of our operating infrastructure. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.

  Deferred Compensation

     Through June 30, 1999, we recorded a total of approximately $10.7 million of deferred compensation, with an unamortized balance of approximately $3.5 million on our June 30, 1999 balance sheet. This deferred compensation is a result of us granting stock options to our employees, certain of our directors, and certain contractors with exercise prices per share below the fair values per share for accounting purposes of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option. Amortization of deferred compensation was $1.2 million for the three months ended June 30, 1999 and $631,000 for the three months ended June 30, 1998. Amortization of deferred compensation was $2.9 million for the six months ended June 30, 1999 and $858,000 for the six months ended June 30, 1998.

  Depreciation and Amortization

       Depreciation and amortization includes:

       . depreciation of network costs and related equipment;

       . depreciation of information systems, furniture and fixtures;

       . amortization of improvements to central offices, regional data centers and network operations center facilities and corporate facilities;

       . amortization of capitalized software costs; and

       . amortization of intangible assets.

     In January 1999, we recorded intangible assets of $28.7 million from the issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Amortization of these assets was $2.1 million and $4.0 million during the three and six months ended June 30, 1999, respectively. Annual amortization of these assets will be approximately $8.4 million in each of the years in the three year period ending December 31, 2001, decreasing to approximately $1.2 million per year for each subsequent year through the year ending December 31, 2004.

     Depreciation and amortization was approximately $8.7 million for the three months ended June 30, 1999 and $446,000 for the three months ended June 30, 1998. Depreciation and amortization was approximately $13.3 million for the six months ended June 30, 1999 and $610,000 for the six months ended June 30, 1998. This increase was due to the increase in equipment and facilities placed in service throughout the period as well as amortization of intangible assets. We expect depreciation and amortization to increase significantly as we increase our capital expenditures to expand our networks.

  Net Interest Income and Expense

     Net interest income and expense consists primarily of interest income on our cash balance and interest expense associated with our debt. Net interest expense for the three and six months ended June 30, 1999, was $7.2 million and $12.3 million, respectively. Net interest expense during these periods consisted primarily of interest expense on the 1998 notes and the 1999 notes and capital lease obligations partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes and the 1999 notes as well as our initial public offering and our issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Net interest expense for the three and six months ended June 30, 1998, was $3.3 million and $3.7 million, respectively. Net interest expense during these periods consisted primarily of interest expense on the 1998 notes and capital lease obligations, partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes. We expect interest expense to increase significantly over time, primarily because the 1998 notes accrete to $260 million by March 15, 2003.


Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $93.7 million for the six months ended June 30, 1999. We expect that our capital expenditures will be substantially higher in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions.

     From our inception through June 30, 1999, we financed our operations primarily through private placements of $10.6 million of equity securities, $129.3 million in net proceeds raised from the issuance of the 1998 notes, $150.2 million in net proceeds raised from our initial public offering, $60.0 million in net proceeds raised from strategic investors and $205.1 million in net proceeds raised from the issuance of the 1999 notes. As of June 30, 1999, we had an accumulated deficit of $121.5 million, and cash and cash equivalents of $257.5 million.

     Net cash used in our operating activities was $27.7 million for the six months ended June 30, 1999. The net cash used for operating activities during this period was primarily due to net losses and increases in current assets, offset by non-cash expenses and increases in accounts payable and accrued liabilities. Net cash used in our investing activities was $194.4 million for the six months ended June 30, 1999. The net cash used for investing activities during this period was primarily due to purchases of property and equipment, the purchase of $74.1 million of restricted investments which were pledged as collateral for the payment of the first six scheduled interest payments on the 1999 notes, and an aggregate $20 million equity investment made in WebMD, Inc. and Efficient Networks, Inc.

     Net cash provided by financing activities for the six months ended June 30, 1999 was $415.2 million which primarily related to the following:

     . Equity investments of $25 million from AT&T Ventures, $20 million from NEXTLINK and $15 million from Qwest, representing an aggregate equity investment of $60 million.

     . Net proceeds of $150.2 million from our initial public offering of 13,455,000 split-adjusted shares of our common stock at a split-adjusted initial public offering price of $12.00 per share.

     . Net proceeds of $205.1 million from the issuance of the 1999 notes with an aggregate principal amount of $215.0 million.

Net cash provided by financing activities was partially offset by an estimated $680,000 in offering costs applicable to our secondary offering of 7,500,000 shares in June 1999 for which we received no proceeds.

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

     . the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology; and

     . unanticipated opportunities.

     Accordingly, we will be required to raise additional capital, the timing and amount of which we cannot predict. As a result, we expect to raise additional capital through debt or equity financings, depending on market conditions, to finance the continued development, commercial deployment and expansion of our networks and for funding operating losses or to take advantage of unanticipated opportunities. If we are unable to obtain required additional capital or are required to obtain it on terms less satisfactory than we desire, we may be required to delay the expansion of our business or take or forego actions, any or all of which could harm our business.

     In addition, we may wish to selectively pursue possible acquisitions of or investments in businesses, technologies or products complementary to ours in the future in order to expand our geographic presence and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional debt or equity financing on favorable terms or at all, in order to finance such an acquisition or investment.

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

     We have not made any assessment of the Year 2000 risks associated with our third-party or traditional telephone company equipment or software or with our Internet service provider and enterprise customers. We have not determined the risks associated with the reasonably likely worst-case scenario and have not made any contingency plans to address such risks. However, we intend to devise a Year 2000 contingency plan prior to December 31, 1999.


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

   All written and oral forward-looking statements made in connection with this report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in our Registration Statement on Form S-1 (Commission File No. 333-78827). We disclaim any obligation to update information contained in any forward-looking statement or in the reasons why such forward-looking statements may differ materially from actual results, which reasons speak as of their dates.


Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investments portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at June 30, 1999 including our 1998 notes and our 1999 notes, is fixed-rate debt.

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

Item 2.  Changes in Securities and Use of Proceeds

     In June 1999, we issued 7,307,317 shares of common stock upon the exercise of warrants that were issued in connection with the offering of our 1998 notes. The issuance of these shares was pursuant to the "net exercise" of the warrants and, therefore, we received no cash proceeds from the issuance of the shares. The shares were issued in reliance on an exemption from registration under the Securities Act provided by Section 4(2) of such act and the rules and regulation promulgated thereunder.

     Of these shares, 7,088,654 were sold by the holders in a registered public offering under the Securities Act that was underwritten by a syndicate of underwriters led by Bear, Stearns & Co. Inc, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Wit Capital Corporation.

     In January 1999, we commenced and completed a firm commitment underwritten initial public offering of 13,455,000 split-adjusted shares of our common stock, including 1,755,000 split-adjusted shares related to the underwriter's over-allotment option, at a split-adjusted price of $12.00 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-63899), which was declared effective on January 21, 1999. The public offering was underwritten by a syndicate of underwriters led by Bear, Stearns & Co. Inc., BT Alex. Brown Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co., as their representatives. After deducting underwriting discounts and commissions of $10.0 million and expenses of $1.2 million, we received net proceeds of $150.2 million.

     As of June 30, 1999, we had invested the net proceeds from our initial public offering in short- and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Covad or their associates, persons owning 10 percent or more of any class of equity securities of Covad, or an affiliate of Covad.


Item 6.  Exhibits and Reports on Form 8-K

   a.  Exhibits:

Exhibit Number  Description of Exhibit
--------------  ----------------------
10.1            Note secured by Deed of Trust dated May 24, 1999 issued by Robert Davenport in favor of Covad Communications Group, Inc.
27.1            Financial Data Schedules for the six months ended June 30, 1999.

   b.  Reports on Form 8-K

         There have been no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COVAD COMMUNICATIONS GROUP, INC.



Date:  August 16, 1999              By: /s/ Timothy P. Laehy
                                       ---------------------
                                    Timothy P. Laehy
                                    Chief Financial Officer and Vice President,
                                    Finance (Principal Financial and Accounting
                                    Officer)

                               INDEX TO EXHIBITS

Exhibit Number  Description of Exhibit
--------------  ----------------------
10.1            Note secured by Deed of Trust dated May 24, 1999 issued by Robert Davenport in favor of Covad Communications Group, Inc.
27.1            Financial Data Schedules for the six months ended June 30, 1999.