Form 10-Q
period 1999-09-30
COVAD COMMUNICATIONS GROUP INC
filed 1999-11-15
CIK 1043769

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

     Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---

     As of November 9, 1999, 96,573,005 shares of the Registrants Common Stock, $0.001 par value, were issued and outstanding.


================================================================================

                         COVAD COMMUNICATIONS GROUP, INC.
                                      INDEX


                                                                        PAGE NO.

PART I.     FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements (Unaudited)
             Consolidated Balance Sheets as of September 30, 1999 and
               December 31, 1998 and ........................................  3
             Consolidated  Statements of Operations  for the Three and Nine
               Months Ended September 30, 1999 and 1998......................  4
             Condensed  Consolidated  Statements of Cash Flows for the Nine
               Months Ended September 30, 1999 and 1998......................  5
             Notes to Consolidated Financial Statements......................  6
  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................  9

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings................................................ 16
  Item 2.   Changes in Securities............................................ 17
  Item 6.   Exhibits and Reports on Form 8-K................................. 17

SIGNATURES................................................................... 18

INDEX TO EXHIBITS............................................................ 19

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        COVAD COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                              1999             1998
                                                          (UNAUDITED)        (NOTE 1)
                                                         -------------     ------------

                            ASSETS

CURRENT ASSETS:
Cash and cash equivalents ...............................    $ 181,803     $  64,450
Accounts receivable, net ................................       10,996         1,933
Short term investments ..................................       36,698            --
Unbilled revenue ........................................        3,935           663
Inventories .............................................        7,753           946
Prepaid expenses ........................................        4,924         1,183
Other current assets ....................................        2,138           514
                                                             ---------     ---------
    Total current assets ................................      248,247        69,689
PROPERTY AND EQUIPMENT:
Networks and communication equipment ....................      187,321        55,189
Computer equipment ......................................       15,616         4,426
Furniture and fixtures ..................................        2,206         1,119
Leasehold improvements ..................................        3,085         1,887
                                                             ---------     ---------
                                                               208,228        62,621
Less accumulated depreciation and amortization ..........      (20,852)       (3,476)
                                                             ---------     ---------
    Net property and equipment ..........................      187,376        59,145
OTHER ASSETS:
Restricted investments ..................................       63,473           225
Deposits ................................................          692           337
Deferred debt issuance costs (net) ......................       12,693         8,112
Deferred charge (net) ...................................       22,622            --
Other long term assets ..................................        8,687         1,911
                                                             ---------     ---------
    Total other assets ..................................      108,167        10,585
                                                             ---------     ---------
    Total assets ........................................    $ 543,790     $ 139,419
                                                             =========     =========

         LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable ........................................    $  36,880     $  14,975
Unearned revenue ........................................        3,195           551
Accrued network costs ...................................        8,895         1,866
Other accrued liabilities ...............................       13,691         3,854
Current portion of capital lease obligations ............          294           263
                                                             ---------     ---------
    Total current liabilities ...........................       62,955        21,509

Long-term debt (net of discount) ........................      368,922       142,300
Long-term capital lease obligations .....................           88           316
                                                             ---------     ---------
    Total liabilities ...................................      431,965       164,125
STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
Convertible preferred stock ($0.001 par value):
  Authorized shares--0 at September 30, 1999 and
  30,000,000 at December 31, 1998,
  Issued and outstanding shares--0 at September 30, 1999
  and 18,246,162 at December 31, 1998 ...................           --            18
Preferred stock ($0.001 par value):
  Authorized shares--5,000,000 at September 30, 1999 and
  0 at December 31, 1998,
  Issued and outstanding shares--0 at September 30, 1999
  and 0 at December 31, 1998 ............................           --            --
Common stock ($0.001 par value):
  Authorized shares--190,000,000 at September 30, 1999
  and 65,000,000 at December 31, 1998,
  Issued and outstanding shares--72,919,240 at September
  30, 1999 and 17,660,995 at December 31,1998 ...........           73            18
Common stock--Class B ($0.001 par value):
  Authorized shares--10,000,000 September 30, 1999 and 0
  at December 31, 1998,
  Issued and outstanding shares--6,379,177 at September
  30, 1999 and 0 at December 31, 1998 ...................            6            --
Additional paid-in capital ..............................      274,092        30,679
Deferred compensation ...................................       (3,450)       (4,688)
Accumulated other comprehensive income ..................       16,698            --
Accumulated deficit......................................     (175,594)      (50,733)
                                                             ---------     ---------
  Total stockholders' equity (net capital deficiency) ...      111,825       (24,706)
                                                             ---------     ---------
  Total liabilities and stockholders' equity (net capital
    deficiency)..........................................    $ 543,790     $ 139,419
                                                             =========     =========


   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------          ---------------------
                                                  1999          1998              1999          1998
                                                  ----          ----              ----          ----
Revenues ................................   $     19,141    $      1,565    $     35,570    $      2,560
Operating expenses:
    Network and product costs ...........         16,694           1,355          32,219           2,316
    Sales, marketing, general and
       administrative ...................         37,697          10,681          80,786          17,231
    Amortization of deferred compensation          1,008           1,837           3,895           2,695
    Depreciation and amortization .......         10,593             738          23,911           1,348
                                            ------------    ------------    ------------    ------------
       Total operating expenses .........         65,992          14,611         140,811          23,590
                                            ------------    ------------    ------------    ------------
Income (loss) from operations ...........        (46,851)        (13,046)       (105,241)        (21,030)
Interest income (expense):
    Interest income .....................          4,770           1,526          12,864           3,673
    Interest expense ....................        (12,024)         (5,037)        (32,484)        (10,904)
                                            ------------    ------------    ------------    ------------
    Net interest income (expense) .......         (7,254)         (3,511)        (19,620)         (7,231)
                                            ------------    ------------    ------------    ------------
 Net income (loss) ......................   $    (54,105)   $    (16,557)   $   (124,861)   $    (28,261)
                                            ------------    ------------    ------------    ------------
Preferred dividends .....................             --              --          (1,146)             --
                                            ------------    ------------    ------------    ------------
Net income (loss) available to common
  shareholders ..........................   $    (54,105)   $    (16,557)   $   (126,007)   $    (28,261)
                                            ============    ============    ============    ============
Basic and diluted net income (loss)
  per common share ......................   $      (0.70)   $      (1.84)   $      (1.90)   $      (3.51)

Weighted average shares used in computing
basic and diluted net loss per share ....     77,082,969       9,017,415      66,368,810       8,062,386





   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000'S)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        -----------------
                                                                          1999      1998
                                                                          -----     -----

NET CASH USED IN OPERATING ACTIVITIES ............................   $ (65,721)   $  (4,196)

INVESTING ACTIVITIES:
Purchase of restricted investments ...............................     (74,353)         (23)
Redemption of restricted investments .............................      13,214           --
Purchase of investments ..........................................     (20,000)          --
Deposits .........................................................        (355)        (251)
Other long-term assets ...........................................      (6,776)        (887)
Purchase of property and equipment ...............................    (145,607)     (32,303)
                                                                     ---------    ---------
Net cash used in investing activities ............................    (233,877)     (33,464)

FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt and warrants ........          --      129,328
Net proceeds from issuance of long-term debt .....................     205,049           --
Principal payments under capital lease obligations ...............        (197)        (183)
Proceeds from common stock issuance, net of offering costs             152,176           13
Proceeds from preferred stock issuance ...........................      60,000        1,200
Preferred dividends ..............................................         (77)          --
                                                                       -------      -------
Net cash provided by financing activities ........................     416,951      130,358
                                                                       -------      -------
Net increase in cash and cash equivalents ........................     117,353       92,698
Cash and cash equivalents at beginning of period .................      64,450        4,378
                                                                        ------        -----
Cash and cash equivalents at end of period .......................   $ 181,803    $  97,076
                                                                     =========    =========
Supplemental disclosures of cash flow information:
    Interest paid ................................................   $  13,257    $      78
Supplemental schedule of non-cash investing and financing
  activities:
    Equipment purchased through capital leases ...................   $    --      $      34
Warrants issued for equity commitment ............................   $    --      $   2,928
    Common stock issued for preferred dividends ..................   $   1,069           --
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

     The consolidated financial statements at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of results that may be expected for any future periods.

     The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                ---------------------------------------------------
                                                                  1999            1998        1999           1998
                                                                ---------------------------------------------------

Net loss ...............................................   $    (54,105)   $    (16,557)     $  (124,861)  $  (28,261)
  Preferred dividends ..................................             --              --           (1,146)         --
                                                           ------------    ------------      -----------   ----------
Net loss available to common stockholders ..............   $    (54,105)   $    (16,557)     $  (126,007)  $  (28,261)
Basic and diluted:
  Weighted average shares of common stock
    outstanding ........................................     81,835,344      17,383,540       72,020,379   17,169,006
    Less: Weighted average shares subject
    to repurchase ......................................      4,752,375       8,366,125        5,651,569    9,106,620
                                                           ------------    ------------      -----------   ----------
Weighted average shares used in computing
basic and diluted net income (loss) per share ..........     77,082,969       9,017,415       66,368,810    8,062,386

Basic and diluted net income (loss) per share ..........   $      (0.70)   $      (1.84)     $     (1.90)  $   (3.51)



2.   COMPREHENSIVE INCOME

    Comprehensive income for the three and nine months ended September 30, 1999 and 1998 was as follows (in thousands):


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 ---------------------------------------------------
                                                                    1999            1998         1999        1998
                                                                 ---------------------------------------------------
Net loss...............................................         $(54,105)        $(16,557)     $(124,861)   $(28,261)
   Unrealized holding gains (losses) ..................           (8,940)              --         16,698          --
                                                                --------         --------      ---------    --------
Comprehensive income ..................................         $(63,045)        $(16,557)     $(108,163)   $(28,261)



3.   SHORT-TERM INVESTMENTS

    Short-term investments at September 30, 1999 consisted of the following (in thousands):

Equity position in WebMD, Inc. ........................          $     15,000
Equity position in Efficient Networks, Inc. ...........                 5,000
Unrealized holding gains (losses) .....................                16,698
                                                                 ------------
                                                                 $     36,698

    The costs of these investments are reflected on the balance sheet along with their related unrealized holding gain or loss in order to approximate fair market value.

4.   DEBT

     On February 18, 1999, the Company completed a private placement of $215 million aggregate principal amount of the Company's 12 1/2% senior notes (the "1999 Notes") due 2009. The 1999 Notes are unsecured senior obligations of the Company maturing on February 15, 2009 and are redeemable at the option of the Company any time after February 14, 2004 at stated redemption prices plus accrued and unpaid interest theron.

     Net proceeds from the 1999 Notes were approximately $205.1 million, after discounts, commissions and other transaction costs of approximately $9.9 million. The discount and debt issuance costs are being amortized over the life of the 1999 Notes. For the nine months ended September 30, 1999, the amortization of debt discount and debt issuance costs was $277,000 and $316,000, respectively.

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

5.   STOCKHOLDERS' EQUITY

COVAD COMMUNICATIONS GROUP, INC.

   STRATEGIC INVESTMENT:

    In January 1999, the Company entered into strategic relationships with AT&T Corp. ("AT&T"), NEXTLINK Communications, Inc. ("NEXTLINK") and Qwest Communications Corporation ("Qwest"). As part of these strategic relationships, the Company received equity investments totaling approximately $60 million. The Company recorded intangible assets of $28.7 million associated with these transactions which will be amortized over periods of three to six years.

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

    SECONDARY OFFERING:

     On June 23, 1999, the Company completed a public offering of 8,625,000 shares of Common Stock sold by certain stockholders of the Company. The Company did not sell any shares in this offering. Accordingly, there were no net proceeds to the Company from this offering. The Company incurred offering expenses of approximately $600,000.

     On November 3, 1999 the Company completed a public offering of 14,950,000 shares of common stock sold by the Company and certain stockholders of the Company. The net proceeds to the Company from this offering are estimated to be approximately $568.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q AND THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THE ACCURACY OF WHICH INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS FOR MANY REASONS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED HEREIN AND IN OUR REGISTRATION STATEMENT ON FORM S-1 (SEC FILE NO. 333-88757). WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT OR IN THE REASONS WHY SUCH FORWARD-LOOKING STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS, WHICH REASONS SPEAK AS OF THEIR DATES. SEE "FORWARD LOOKING STATEMENTS"

OVERVIEW

     We are a leading provider of broadband communications services to Internet service provider, enterprise and telecommunications carrier customers. Since March 1998, we have raised $569.0 million of gross proceeds from debt and equity financings to fund the deployment and expansion of our networks. As of September 30, we offered our services in 51 metropolitan statistical areas. We plan to build our networks and offer our services in a total of 100 metropolitan statistical areas nationwide. As of September 30, 1999, our networks passed 25 million homes and businesses, and we had installed 31,000 end-user lines.

      In connection with our expansion within existing metropolitan statistical areas and into new metropolitan statistical areas, we expect to significantly increase our capital expenditures, as well as our sales and marketing expenditures, to deploy our networks and support additional end-users in those regions. Accordingly, we expect to incur substantial and increasing net losses for at least the next several years.

     We derive revenue from monthly recurring service charges for connections from the end-user to our facilities and for backhaul services from our facilities to the customer; service order set-up and other non-recurring charges; and the sale of customer premise equipment that we provide to our customers due to the general unavailability of customer premise equipment through retail channels.

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

     The following factors comprise our network and service costs: Monthly non-recurring and recurring circuit fees - we pay traditional telephone companies and other competitive telecommunications companies non-recurring and recurring fees for services including installation, activation, monthly line costs, maintenance and repair of circuits between and among our digital subscriber line access multiplexers and our regional data centers, customer backhaul, and end-user lines. As our end-user base grows, we expect that the largest element of network and product cost will be the traditional telephone companies' charge for our leased copper wires; and

     Other costs - Other costs that we incur include those for materials in installation and the servicing of customers and end-users, and the cost of customer premise equipment.

      The development and expansion of our business will require significant expenditures. The principal capital expenditures incurred during the buildup phase of any metropolitan statistical area involve the procurement, design and construction of our central office cages, end-user DSL line cards, and expenditures for other elements of our network design. Currently, the average cost to deploy our facilities in a central office, excluding end-user line cards, is approximately $85,000 per central office facility. This cost may vary in the future due to the quantity and type of equipment we initially deploy in a central office facility as well as regulatory limitations imposed on the traditional phone companies relative to pricing of central office space, including cageless physical collocation. Following the buildout of our central office space, the major portion of our capital expenditures is the purchase of line cards to support incremental end-users. We expect that the average cost of such line cards will decline over the next several years. Network expenditures will continue to increase with the number of end-users. However, once an operating region is fully built out, a substantial majority of the regional capital expenditures will be tied to incremental customer and end-user growth. In addition to developing our networks, we will use our capital for marketing our services, acquiring Internet service provider, enterprise, and telecommunication carrier customers, and funding our customer care and field service operations.

      In connection with rolling out service on a national basis we have commenced a branding campaign to differentiate our service offerings in the marketplace. As a result, we expect our selling, general and administrative expenses to increase significantly in future periods as we implement increased marketing efforts as part of the campaign.

RECENT DEVELOPMENTS

     On November 3, 1999, we completed a public offering of 14,950,000 shares of common stock at a price of $43.00 per share, 13,655,000 shares of which were sold by the Company and the remaining 1,295,000 shares by certain stockholders of the Company. We received proceeds of $568.8 million after deducting underwriting commissions and expenses.

RESULTS OF OPERATIONS

   REVENUES

      We recorded revenues of $19.1 million for the three months ended September 30, 1999 compared to $1.6 million for the three months ended September 30, 1998. Revenue was $35.6 million for the nine months ended September 30, 1999 compared to $2.6 million for the nine months ended September 30, 1998. This increase is attributable to growth in the number of customers and end-users resulting from our increased sales and marketing efforts and the expansion of our national network. We expect revenues to increase in future periods as we expand our network within our existing regions, deploy networks in new regions and increase our sales and marketing efforts in all of our regions.

   NETWORK AND PRODUCT COSTS

      We recorded network and product costs of $16.7 million for the three months ended September 30, 1999 and $1.4 million for the three months ended September, 1998. Network and product costs were $32.2 million for the nine months ended September 30, 1999 and $2.3 million for the nine months ended September 30, 1998. This increase is attributable to the expansion of our networks and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

   SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

      Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team, and sales commissions. Sales, marketing, general and administrative expenses were $37.7 million for the three months ended September 30, 1999 and $10.7 million for the three months ended September 30, 1998. Sales, marketing, general and administrative expenses were $80.8 million for the nine months ended September 30, 1999 and $17.2 million for the nine months ended September 30, 1998.

This increase is attributable to growth in headcount in all areas of our company, continued expansion of our sales and marketing efforts, deployment of our networks and building of our operating infrastructure. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.

   DEFERRED COMPENSATION

     Through September 30, 1999, we recorded a total of approximately $11.6 million of deferred compensation, with an unamortized balance of approximately $3.5 million on our September 30, 1999 consolidated balance sheet. Deferred compensation is a result of us granting stock options to our employees, certain of our directors, and certain contractors with exercise prices per share below the fair values per share for accounting purposes of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option using the graded vesting method. Amortization of deferred compensation was $1.0 million for the three months ended September 30, 1999 and $1.8 million for the three months ended September 30, 1998. Amortization of deferred compensation was $3.9 million for the nine months ended September 30, 1999 and $2.7 million for the nine months ended September 30, 1998.

   DEPRECIATION AND AMORTIZATION

     Depreciation and amortization includes depreciation of network costs and related equipment; depreciation of information systems, furniture and fixtures; amortization of improvements to central offices, regional data centers and network operations center facilities and corporate facilities; amortization of capitalized software costs; and amortization of intangible assets.

     In January 1999, we recorded intangible assets of $28.7 million from the issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Amortization of these assets was $2.1 million and $6.1 million during the three and nine months ended September 30, 1999, respectively, and is included in depreciation amortization on the accompanying consolidated statement of operations. Annual amortization of these assets will be approximately $8.4 million in each of the years in the three year period ending December 31, 2001, decreasing to approximately $1.2 million per year for each subsequent year through the year ending December 31, 2004.

      Depreciation and amortization was approximately $10.6 million for the three months ended September 30, 1999 and $738,000 for the three months ended September 30, 1998. Depreciation and amortization was approximately $23.9 million for the nine months ended September 30, 1999 and $1.3 million for the nine months ended September 30, 1998. This increase was due to the increase in equipment and facilities placed in service throughout the period as well as amortization of intangible assets. We expect depreciation and amortization to increase significantly as we increase our capital expenditures to expand our networks.

   NET INTEREST INCOME AND EXPENSE

      Net interest income and expense consists primarily of interest income on our cash balance and interest expense associated with our debt. Net interest expense for the three and nine months ended September 30, 1999, was $7.3 million and $19.6 million, respectively. Net interest expense during these periods consisted primarily of interest expense on the 1998 notes and the 1999 notes and capital lease obligations partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes and the 1999 notes as well as our initial public offering and our issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Net interest expense for the three and nine months ended September 30, 1998, was $3.5 million and $7.2 million, respectively. Net interest expense during these periods consisted primarily of interest expense on the 1998 notes and capital lease obligations, partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes. We expect interest expense to increase significantly over time, primarily because the 1998 notes accrete to $260 million by March 15, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the purchase of telecommunications equipment and the design and development of our networks. capital expenditures were approximately $145.6 million for the nine months ended September 30, 1999. We expect that our capital expenditures will be substantially higher in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions. We have also recently begun a branding campaign to increase recognition of our name which we expect to incur substantial additional expenses over the next 12 months.

      From our inception through September 30, 1999, we financed our operations primarily through private placements of $10.6 million of equity securities, $129.3 million in net proceeds raised from the issuance of the 1998 notes, $150.2 million in net proceeds raised from our initial public offering, $60.0 million in net proceeds raised from strategic investors and $205.1 million in net proceeds raised from the issuance of the 1999 notes. As of September 30, 1999, we had an accumulated deficit of $175.6 million, and cash and cash equivalents of $181.8 million.

      Net cash used in our operating activities was $65.7 million for the nine months ended September 30, 1999. The net cash used for operating activities during this period was primarily due to net losses and increases in current assets, offset by non-cash expenses and increases in accounts payable and accrued liabilities. Net cash used in our investing activities was $233.9 million for the nine months ended September 30, 1999. The net cash used for investing activities during this period was primarily due to purchases of property and equipment, the purchase of $74.1 million of restricted investments which were pledged as collateral for the payment of the first six scheduled interest payments on the 1999 notes, and an aggregate $20 million equity investment made in WebMD, Inc. and Efficient Networks, Inc.

     Net cash provided by financing activities for the nine months ended September 30, 1999 was $417.0 million which primarily related to the following:
Equity investments of $25 million from AT&T Ventures, $20 million from NEXTLINK and $15 million from Qwest, representing an aggregate equity investment of $60 million. Net proceeds of $150.2 million from our initial public offering of 13,455,000 split-adjusted shares of our common stock at a split-adjusted initial public offering price of $12.00 per share. Net proceeds of $205.0 million from the issuance of the 1999 notes with an aggregate principal amount of $215.0 million.

      Net cash provided by financing activities was partially offset by an estimated $680,000 in offering costs applicable to our secondary offering of 7,500,000 shares in June 1999 for which we received no proceeds.

     We believe that our current cash, cash equivalents and short-term investments, including the proceeds received from our recently completed secondary offering in November 1999, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least the end of 2000.

      We expect to experience substantial negative cash flow from operating activities and negative cash flow before financing activities for at least the next several years due to continued development, commercial deployment and expansion of our networks. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

     the number of regions entered, the timing of entry and services offered; network development schedules and associated costs; the rate at which customers and end-users purchase our services and the pricing of such services; the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace; the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology; and unanticipated opportunities.

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

      We are currently assessing the Year 2000 risks associated with our third-party or traditional telephone company equipment or software or with our Internet service provider and enterprise customers. We are evaluating the risks associated with the reasonably likely worst case scenario, but we have not made any contingency plans to address such risks. However, we intend to devise a Year 2000 contingency plan prior to December 31, 1999.

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

          our plans to expand our existing networks or to commence service in new MSA's; estimates regarding the timing of launching our service in new MSA's expectations as to pricing for our services in the future; the possibility that we may obtain significantly increased sales volumes; the impact of our national advertising campaign on brand recognition and operating results; the estimates of future operating results; our anticipated capital expenditures; and other statements contained in this report regarding matters that are not historical facts.

     These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to: successfully market our services to current and new customers; generate customer demand for our services in the particular regions where we plan to market services; achieve favorable pricing for our services; respond to increasing competition; manage growth of our operations; and access regions and negotiate suitable interconnection agreements with the traditional phone companies, all in a timely manner, at reasonable costs and on satisfactory terms and conditions consistent with regulatory, legislative and judicial developments.

     All written and oral forward-looking statements made in connection with this report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in our registration statement on Form S-3 (Commission File No. 333-88757). We disclaim any obligation to update information contained in any forward-looking statement.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investments portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at September 30, 1999 including our 1998 notes and our 1999 notes, is fixed-rate debt.

                          COVAD COMMUNICATIONS GROUP, INC.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with multiple traditional telephone companies. These negotiations, arbitrations and proceedings concern the traditional telephone companies' denial of physical central office space to us in certain central offices, the cost and delivery of central office spaces, the delivery of transmission facilities and telephone lines, billing issues and other operational issues. For example, we are currently involved in commercial arbitration proceedings with Pacific Bell over these issues. We have also filed a lawsuit against Pacific Bell and its affiliates, including Southwestern Bell Telephone Company, in federal court. We are pursuing a variety of contract, tort, antitrust and other claims, such as violations of the Telecommunications Act, in these proceedings. In November 1998, we prevailed in our commercial arbitration proceeding against Pacific Bell. The arbitration panel found that Pacific Bell breached its interconnection agreement with us and failed to act in good faith on multiple counts. The arbitration panel ruled in favor of awarding us direct damages, as well as attorneys' fees and costs of the arbitration. Pacific Bell is currently attempting to have the decision vacated. Meanwhile, the arbitration panel is evaluating our claim for additional damages. We have also filed a lawsuit against Bell Atlantic and it affiliates in federal court. We are pursuing antitrust and other claims in this lawsuit. In addition, Bell Atlantic has separately filed suit against us asserting infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode Transmission System". We believe that we do not infringe the Bell Atlantic patent and have defenses to infringement and liability. However, litigation is inherently unpredictable and there is no guarantee that we will prevail. Failure to resolve the various legal disputes and controversies between us and the various traditional telephone companies without excessive delay and cost and in a manner that is favorable to us could harm our business.

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

      As of September 30, 1999, we had invested the net proceeds from our initial public offering in short- and long-term investments in order to meet anticipated cash needs for future working capital. We invested our available cash principally in high-quality corporate issuers and in debt instruments of the U.S. Government and its agencies. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the Registration Statement. None of the net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Covad or their associates, persons owning 10 percent or more of any class of equity securities of Covad, or an affiliate of Covad.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits:
Exhibit Number      Description of Exhibit
--------------      ----------------------


27.1                Financial Data Schedules for the nine months ended September
                    30, 1999.
------------


    b.  Reports on Form 8-K

           There have been no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COVAD COMMUNICATIONS GROUP, INC.

Date:  November 4, 1999                   BY:       /s/ Timothy P. Laehy
                                              ----------------------------------
                                         Timothy P. Laehy
                                         Chief Financial Officer
                                         (Principal Financial
                                         and Accounting Officer)

                                 INDEX TO EXHIBITS


Exhibit Number      Description of Exhibit
--------------      ----------------------

27.1                Financial Data Schedules for the nine months ended September
                    30, 1999.
--------------