Form 10-K405
period 1999-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2000-03-30
CIK 1043769

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -----------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____
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

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)
               STOCK PURCHASE RIGHTS PURSUANT TO RIGHTS AGREEMENT
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 24, 2000 as reported on the NASDAQ National Market, was approximately $7,711,014,000. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 24, 2000, there were 97,992,295 shares outstanding of the Registrant's Common Stock, including Class B Common Stock.

                                     PART I


ITEM 1. BUSINESS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED IN "ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

     WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT. SEE "ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FORWARD LOOKING STATEMENTS."


OVERVIEW

     We are a leading provider of broadband communications services to Internet service provider, enterprise, telecommunications carrier and other customers. These services include a range of high-speed, high capacity Internet and network access services using digital subscriber line (DSL) technology, and related value-added services. Internet service providers purchase our services in order to provide high-speed Internet access to their business and consumer end-users. Enterprise customers purchase our services directly or indirectly from us to provide employees with high-speed remote access to the enterprise's local area network (RLAN access), which improves employee productivity and reduces network connection cost. Telecommunications carrier customers purchase our services for resale to their Internet service provider affiliates, Internet users and enterprise customers.

     As of December 31, 1999, we believe we have the nation's largest DSL network with more than 1,100 operational central offices passing over at least 29 million homes and businesses. As of December 31, 1999, we had installed 57,000 DSL based high-speed access lines and received orders for our services from 295 Internet service provider, enterprise, and telecommunications carrier customers, including AT&T, Concentric Network, Flashcom, MindSpring, Oracle, Prodigy, PSINet, Qwest, Stanford University, Sun Microsystems, UUNET and Verio.

     By February 29, 2000, we had deployed our network in a total of 62 metropolitan statistical areas. When our 100 metropolitan statistical area (MSA's) build-out is completed, which we expect to be by the end of 2000, our network will pass a total of 46 million homes and businesses, representing 40% of homes and 45% of businesses in the United States.

     We plan to continue to pursue rapid network expansion and installation of high-speed access lines. We also plan to develop a variety of services that are enhanced or enabled by our expanding network by entering into business arrangements with broadband-related service providers in order to bring a variety of value-added service offerings to our customers and their end-users.


INDUSTRY BACKGROUND

     GROWING MARKET DEMAND FOR BROADBAND COMMUNICATIONS BANDWIDTH SERVICES

     High-speed connectivity has become important to small- and medium-sized businesses and consumers due to the dramatic increase in Internet usage. According to International Data Corporation, the number of Internet users worldwide reached approximately 142 million in 1998 and is forecasted to grow to approximately 502 million by 2003. The popularity of the Internet with consumers has driven the rapid proliferation of the Internet as a commercial medium. Businesses are increasingly establishing Web sites and corporate intranets and extranets to expand their customer reach and improve their communications efficiency. Consumers are increasingly using the Internet to carry out commercial transactions. International Data estimates that the value of goods and services sold world wide via the Internet will increase from $50 billion in 1998 to over $1.3 trillion in 2003. Accordingly, to remain competitive, small- and medium-sized businesses increasingly need high-speed Internet connections to maintain complex Web sites, access critical business information and communicate more effectively with employees, customers and business partners. Broadband connections are also becoming increasingly important to businesses and consumers as rich Internet content--such as multi-media advertising, news and entertainment--and on-line consumer transactions and e-commerce become more widely available and widely used.

     The demand for broadband communications services for RLAN access is also growing rapidly. Over the past ten years, high-speed local area networks have become increasingly important to enterprises to enable employees to share information, send e-mail, search databases and conduct business. We believe that a large majority of personal computers used in enterprises are connected to local area networks. Enterprises are now seeking to extend this same high-speed connectivity to employees accessing the local area networks from home to improve employee productivity and reduce operating costs. The number of home office households on the Internet grew from 12.0 million at the end of 1997 to an estimated 19.7 million by the end of 1999 and is expected to grow to 30.2 million households by 2002. Only 3.7% of these users currently access the Internet through a broadband connection of any type.

     As use of the Internet, intranets and extranets increases, we expect the market size for both small- and medium-sized business and consumer Internet and RLAN access to continue to grow rapidly causing the demand for broadband communications services to also grow rapidly. However, the full potential of Internet and local area network applications cannot be realized without removing the performance bottlenecks of the existing public switched telephone network. Increases in telecommunications bandwidth have significantly lagged improvements in microprocessor performance over the last ten years. Since 1988, microprocessor performance has improved nearly 80-fold, while the fastest consumer modem connection has improved from 9.6 kilobits per second to 56.6 kilobits per second, a factor of six. According to industry analysts, there are nearly 40 million personal computers in U.S. homes today, and most of them can only connect to the Internet or their corporate local area network by low-speed analog lines. Higher speed connections are available, including:

o INTEGRATED SERVICES DIGITAL NETWORKS - An ISDN line provides standard interfaces for digital communication networks and is capable of carrying data, voice, and video over digital circuits. ISDN protocols are used worldwide for connections to public ISDN networks or to attach ISDN devices to compatible PBX systems.

o T1 LINE AND FRACTIONAL T1 - These are telephone industry terms for a digital transmission link with a capacity of 1.544 megabits per second or portions thereof.

o    FRAME-RELAY - A high-speed packet-switched data communications protocol.

o    CABLE MODEM - Internet access over hybrid fiber coaxial cable.

     While these services have recently experienced dramatic growth in the U.S., they are frequently expensive, complex to order, install and maintain, and in some cases are not as widely available as DSL technology.


     EMERGENCE OF DSL TECHNOLOGY

     DSL technology first emerged in the 1990s and is commercially available today to address performance bottlenecks of the public switched telephone network. DSL equipment, when deployed at each end of standard copper telephone lines, increases the data carrying capacity of copper telephone lines from analog modem speeds of 56.6 kilobits per second, for the fastest consumer modems, and ISDN speeds of 128 kilobits per second to DSL speeds of up to 6 megabits per second depending on the length and condition of the copper line. Recent advances in semiconductor technology and digital signal processing algorithms and falling equipment prices have made the widespread deployment of DSL technology more economical over time. We anticipate that equipment prices will continue to fall as a result of continued advances in semiconductor technologies and increases in equipment production volumes.

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


     IMPACT OF REGULATORY DEVELOPMENTS

     The passage of the 1996 Telecommunications Act created a legal framework for competitive telecommunications companies to provide local analog and digital communications services in competition with the traditional telephone companies. The 1996 Telecommunications Act eliminated a substantial barrier to entry for competitive telecommunications companies by enabling them to leverage the existing infrastructure built by the traditional telephone companies, which required a $200 billion investment by these telephone companies and their ratepayers, rather than constructing a competing infrastructure at significant cost. The 1996 Telecommunications Act requires traditional telephone companies, among other things:

     o to allow competitive telecommunications companies to lease telephone wires on a line by line basis;
     o to provide central office space for the competitive telecommunications companies' DSL and other equipment required to connect to the leased telephone wires;
     o to lease access on their inter-central office fiber backbone to link the competitive telecommunications companies' equipment; and
     o to allow competitive telecommunications companies to electronically connect into their operational support systems to place orders and access their databases.

     The 1996 Telecommunications Act, as interpreted by the Federal Communications Commissions (FCC), in particular emphasized the need for competition-driven innovations in the deployment of advanced telecommunications services, such as DSL services.


OUR COMPETITIVE STRENGTHS

     We were formed to capitalize on the substantial business opportunity created by the growing demand for broadband Internet and network access, the commercial availability of low-cost DSL technology and the passage of the 1996 Telecommunications Act. Key aspects of our solution to provide broadband communications services include:

     o an attractive value proposition that provides high-speed connections at similar or lower prices than alternative high-speed technologies currently available to customers;

     o a rapid network deployment and service rollout with significant increases in line installations to date;

     o a widely available, continuously connected, secure network that facilitates deployment of Internet and intranet applications; and

     o a management team experienced in the data communications, telecommunications and personal computer industries.

     ATTRACTIVE VALUE PROPOSITION. We offer higher bandwidth digital connections than alternative services at similar or lower prices that do not vary with usage. For business Internet users, our high-end services offer bandwidth comparable to that offered by T1 and frame-relay circuits at approximately 25% of the cost. For the RLAN market, our mid-range services are three to six times the speed of ISDN lines and up to ten times the speed of analog modems at monthly rates similar to or lower than those for heavily used ISDN lines. We believe that many of our enterprise customers can justify deploying lines to their employees if their productivity improves by only a few hours per month based on increases in the number of hours worked and decreases in commute time and time spent waiting for information. For consumer Internet users, our consumer services are comparably priced to current cable modem services. Unlike cable modems, the speed of our service does not decrease when more users are added.

     WE HAVE LEVERAGED OUR FIRST-MOVER ADVANTAGE TO RAPIDLY EXPAND OUR NETWORK AND GROW OUR NUMBER OF LINES INSTALLED. We were the first to widely roll out DSL services on a commercial basis, making DSL service available for purchase in the San Francisco Bay Area in December 1997. We believe that we have leveraged our first-mover advantage to rapidly expand our network into our targeted metropolitan regions and grow our number of line installations. We believe we have the nation's largest DSL network with more than 1,100 operational central offices passing over more than 29 million homes and businesses. As of December 31, 1999, we had installed a total of 57,000 lines nationwide.

     WIDELY AVAILABLE, ALWAYS-CONNECTED SECURE NETWORK. Our strategy of providing blanket coverage in each region we serve is designed to ensure that our services are available to the vast majority of our customers' end-users. Our network provides 24-hour, always-on connectivity, unlike ISDN lines and analog modems which require customers to dial-up each time for Internet or RLAN access. Also, because we use dedicated connections from each end-user to the Internet service provider or enterprise network, our customers can reduce the risk of unauthorized access. These factors are important to our customers because any Internet service they market to their end-users must actually be available for them to purchase and be secure enough to not risk their own reputation or business with any security lapses.

     EXPERIENCED MANAGEMENT TEAM. Our management team includes individuals with extensive experience in the data communications, telecommunications and personal computer industries, including Robert Knowling, Jr., Chairman of the Board, President and Chief Executive Officer (former Executive Vice President of Operations and Technology at U S WEST Communications), Catherine Hemmer, Chief Operations Officer (former Vice President, Network Reliability and Operations at U S WEST Communications, Inc., former General Manager, Network Provisioning at Ameritech Corporation and former Vice President, Network Services at MFS), Robert Roblin, Executive Vice President, Sales and Marketing (former Executive Vice President of Marketing at Adobe Systems, Inc. and former Vice President and General Manager of Marketing, Consumer Division at IBM Corporation), Timothy Laehy, Chief Financial Officer (former Vice President of Corporate Finance and Treasurer of Leasing Solutions, Inc.), Robert Davenport, III, Executive Vice President, Business Development (former Senior Vice President and Chief Operating Officer of Tele-Communication, Inc.'s Internet Services subsidiary TCI.NET), Joseph Devich, Executive Vice President, Corporate Services (former Vice President, Operations and Technologies Staff of U S WEST Communications), Charles Haas, Senior Vice President of Sales Development, Dhruv Khanna, Executive Vice President, General Counsel and Secretary, Jane Marvin, Senior Vice President of Human Resources (former Vice President of Human Resources for the General Business Services unit of Ameritech Corporation), Terry Moya, Executive Vice President, External Affairs (former Vice President & Chief Financial Officer, Capital Management, Network Operations and Technologies at U S West Communications, Inc), and Michael Lach, Executive Vice President, Business Integration (former Vice President, Customer Provisioning and Maintenance of Ameritech Corporation).


BUSINESS STRATEGY

     Our objective is to become the leading nationwide provider of broadband services and a critical element in the proliferation of e-commerce and other applications that are enabled or enhanced by broadband communications. The key elements of our strategy to achieve this objective are as follows:

     EXPAND OUR NETWORK AND ROLL OUT SERVICE RAPIDLY IN OUR TARGETED METROPOLITAN STATISTICAL AREAS. As of February 29, 2000, we introduced our services in 62 of the top metropolitan statistical areas nationwide. We have recently announced our plan to expand our services to a total of 100 metropolitan statistical areas by the end of 2000.

In the aggregate, these 100 metropolitan statistical areas cover 40% of homes and 50% of businesses in the United States. In addition, we have recently begun to assess the regulatory and competitive environments in other countries.

     PROVIDE PERVASIVE COVERAGE IN EACH METROPOLITAN STATISTICAL AREA. We are pursuing a blanket coverage strategy of providing service in a substantial majority of the central offices in each region that we enter since our Internet service provider customers desire to market their Internet access services on a region-wide basis. Blanket coverage is also important to our enterprise customers since most of them desire to offer RLAN access to all employees regardless of where they reside. In addition, we believe our presence in 100 metropolitan statistical areas will allow us to better serve our Internet service provider, enterprise, telecommunications carrier and other customers. These customers are increasingly seeking a single supplier in multiple metropolitan areas.

     ESTABLISH AND MAINTAIN SALES AND MARKETING RELATIONSHIPS WITH LEADING INTERNET SERVICE PROVIDERS, TELECOMMUNICATIONS CARRIERS AND OTHER DSL RESELLERS. We principally target Internet service providers, telecommunications carriers and other DSL resellers that can offer their end-users cost and performance advantages for Internet access using our services. We primarily provide connections to Internet service providers, which in turn offer high-speed Internet access using our network. In other cases, we provide wholesale DSL and Internet access services for resale by our customers such as Prodigy and Juno On-Line. In this way, we:

     o carry the traffic of multiple Internet service providers, telecommunications carriers and other customers in any region, increasing our volume and reducing our costs;

     o leverage our selling efforts through the sales and support staff of these Internet service providers, telecommunications carriers and other customers;

     o offer Internet service providers, telecommunications carriers and other customers an alternative, since the traditional telephone company typically provides its own retail Internet access services in competition with our customers; and

     o provide Internet service providers, telecommunications carriers and other customers a high-speed service offering to compete with cable-based Internet access.

     DEVELOP A NATIONAL BRAND. We believe that we can enhance our competitive position and increase demand for our services by actively developing a positive brand and image for our Company and our services through a combination of television, print and radio advertisements on both a national and local basis. In October 1999, we commenced a significant national advertising campaign in pursuit of this strategy. This branding strategy has created the opportunity for us to provide end-user leads to our existing customers.

     DEVELOP AND COMMERCIALIZE VALUE-ADDED SERVICES. We intend to introduce value-added services to our customers and leverage the value of the network access we offer today. Offering services such as voice over DSL, DSL plus International Protocol (DSL + IP), and our Virtual Broadband Service Provider
(VBSP)offering will allow us to bundle service offerings to our customers and improve the quality of content delivery to their end-users as well as reduce costs. We believe this is an important part of our strategy and will allow us to build upon our success to date in adding and retaining subscribers.

     ACQUIRE AND ENTER INTO BUSINESS ARRANGEMENTS WITH NETWORK AND BROADBAND-RELATED SERVICE PROVIDERS. We believe that the pace of deployment of our network can be increased by acquiring and entering into business arrangements with other network service providers, some of which may be located outside of the United States. We also believe our network deployment will enable the delivery of a variety of broadband-related services and content that are desired by our customers. We expect to make these services available to our customers through acquiring and entering into business arrangements with leading providers of broadband-related services or content. For example, we recently acquired Laser Link.Net, Inc. This acquisition will allow us to better provide DSL and IP services on a wholesale basis and better enable us to serve customers who do not wish to maintain any network facilities.

     TAKE ADVANTAGE OF NEW REGULATORY DEVELOPMENTS. In late 1999, the FCC required the major local phone companies to provide us, and other competitive local carriers, with "line sharing." This would allow us to provide our services over the same telephone wire used by the traditional telephone companies to provide analog voice services. In addition, some of the Ameritech/SBC merger conditions adopted by the FCC in October 1999 also contain provisions on line sharing and provide for reductions in costs for telephone wires in certain circumstances. In many cases, line sharing would allow us to provision our asymmetric DSL services on the same telephone wire as the existing local phone companies' voice service. Currently, we provide our DSL services over a separate additional telephone wire. Asymmetric DSL and standard telephone service can exist on a single line and most, if not all, of the traditional telephone companies provision their own asymmetric services on the same line as existing voice services.

     We see line sharing as an extremely important opportunity for us for three primary reasons. First, line sharing should significantly reduce the monthly recurring charges we incur for telephone wires. Second, line sharing should reduce the time it takes traditional telephone companies to deliver telephone wires because the telephone wire will already exist. Third, line sharing should resolve lack of telephone wire problems that we have encountered when ordering telephone wires in some areas of the country. We are negotiating line sharing arrangements with the major incumbent local telephone carriers, and have implemented line sharing line sharing on a trial basis in the case of a few lines. We expect the traditional local phone companies to implement line sharing on a wide scale later this year.


OUR SERVICE OFFERINGS

     We offer six business-grade services under the TeleSpeed brand to connect our customers' end-users to our regional data centers and two consumer-grade service offerings called TeleSurfer and TeleSurfer Pro. In March 2000, we introduced two new services--DSL+IP and VBSP. We also offer business consumers Virtual Private Network (VPN) technology over DSL. In addition, Internet service provider and enterprise customers may purchase backhaul services from us to connect their facilities to our regional data centers.


     TELESPEED SERVICES

     Our TeleSpeed services connect individual end-users on conventional telephone wires to our DSL equipment in their serving central office and from there to our network serving that metropolitan statistical area. A traditional telephone company's infrastructure consists of numerous central offices which are connected by a fiber optic backbone to a regional office that routes local and long distance traffic. Each central office collects the individual telephone wires from end-users' premises in the neighborhood.

     The particular TeleSpeed service available to an end-user depends in large part on the user's distance to the central office. We believe that substantially all, if not all, of our potential end-users in our target markets generally can be served with one of our services. We estimate that approximately 70% of end-users are within 18,000 feet of a central office and can be served by at least our TeleSpeed 384 service. However, the specific number of potential end-users for the higher speeds will vary by central office and by region and will be affected by line quality. The chart below compares the performance and markets for each of our intraregional end-user services as of December 31, 1999:

                         MAXIMUM    MAXIMUM
                         SPEED TO   SPEED FROM   RANGE*
INTRAREGIONAL SERVICES   END-USER   END-USER     (FEET)  MARKET USAGE
----------------------   --------   --------     -----   ------------

TeleSpeed 144............144 Kbps   144Kbps      35,000  ISDN replacement
TeleSpeed 192............192 Kbps   192Kbps      18,000  Business Internet, RLAN
TeleSpeed 384........... 384 Kbps   384Kbps      18,000  Business Internet, RLAN
TeleSpeed 768   .........768 Kbps   768Kbps      13,500  Business Internet
TeleSpeed 1.1............1.1 Mbps   1.1Mbps      12,000  Business Internet
TeleSpeed 1.5........... 1.5 Mbps   384Kbps      15,000  High-speed Web access

* Estimated maximum distance from the end-user to the central office.

     Prices for our end-user services may vary depending upon the performance level of the service. For example, our TeleSpeed 144 and 192 services are our lowest priced end-user services and our TeleSpeed 1.1 and 1.5 services are our highest priced end-user services. Our prices also vary across regions and for high volume customers that are eligible for volume discounts. See "Risk Factors--We may experience decreasing prices for our services, which may impair our ability to achieve profitability or positive cash flow" for a discussion of the risks associated with our ability to sustain current price levels in the future.

     TELESPEED 144. Our TeleSpeed 144 service operates at up to 144 kilobits per second in each direction, which is similar to the performance of an ISDN line. This service, which can use existing ISDN equipment at the end-user site, is targeted at the ISDN replacement market where its per month flat rate can compare favorably to ISDN services from the traditional telephone company when per-minute usage charges apply. It is also the service that we offer on telephone wires that are either too long to carry our higher speed services or are served by digital loop carrier systems or similar equipment where a continuous copper connection is not available from the end-user site to a central office.

     TELESPEED 192. This service provides one and a half to three times the performance of ISDN lines at similar or lower price points to heavily-used ISDN lines.

     TELESPEED 384. This service provides three to six times the performance of ISDN lines at similar price points to heavily-used ISDN lines.

     TELESPEED 768. This service provides one-half the bandwidth of a T1 data circuit at substantially less than one-half of the monthly price that we estimate is typical for T1 service. The target market for the TeleSpeed 768 service is small businesses needing moderate speed access to the Internet but who have previously been unable to afford the price of such service. The service also competes favorably from a price/performance standpoint with traditional fractional T1 and frame-relay services for these same customers.

     TELESPEED 1.1. This service provides over two-thirds the bandwidth of a T1 data circuit at substantially less than one-half of the monthly price that we estimate is typical for T1 service. The target market for the TeleSpeed 1.1 service is small businesses needing T1-level access to the Internet which have previously been unable to afford the price of such service. The service also competes favorably from a price/performance standpoint with traditional fractional T1 and frame-relay services for these same customers.

     TELESPEED 1.5. TeleSpeed 1.5 is an asymmetric service, i.e., with different speeds to and from the end-user. This service is intended for end-users who consume more bandwidth than they generate, and is especially useful for accessing Web sites. The service also provides the highest performance of any TeleSpeed service to stream video or other multimedia content to end-user locations.

     TELESPEED REMOTE. TeleSpeed Remote provides high-speed network access for end-users located in remote regions to their corporate networks. This service is targeted at businesses that want high-speed remote office connections at a lower cost than ISDN or frame-relay services. For example, this service can provide a corporation's employees located in Boston high-speed access to their corporate network located in San Francisco.


     TELESURFER SERVICES

                              MAXIMUM    MAXIMUM
                              SPEED TO   SPEED FROM   RANGE*
     INTRAREGIONAL SERVICES   END-USER   END-USER     (FEET)      MARKET/USAGE
     ----------------------   --------   --------     -----       ------------
     TeleSurfer ADSL          608 Kbps   128 Kbps    12,000         Consumer
     TeleSurfer Pro ADSL      1.5 Mbps   384 Kbps    12,000         Consumer

* Estimated maximum distance from the end-user to the central office.

     TELESURFER ADSL. This consumer-grade service is an asymmetric service, offering 608 kilobits per second downstream and 128 kilobits per second upstream. This service is the base consumer service. The target market for this service is consumers using either dial-up analog or ISDN connections for web browsers.

     TELESURFER PRO ADSL. This is a premium consumer-grade asymmetric service, offering 1.5 megabits per second downstream and 384 kilobits per second upstream. The target market for this service is consumers using analog or ISDN connections for web browsers.

     DSL + IP. This service currently bundles Internet protocol services with our existing TeleSurfer services. We also plan to offer it with our TeleSpeed services. The additional Internet protocol services include end-user authentication, authorization and accounting, Internet protocol address assignment and management, domain name service and Internet protocol routing and connectivity

     VBSP. We plan to offer this additional service which provides a complete solution for organizations and businesses that want to offer broadband
Internet services to their customers without having to develop their own Internet capabilities. We will provide Internet services to end-users under the brand name of our customer. Our Internet services will be a turnkey solution that includes registration, connection and Internet software, web sites, network authentication, electronic mail, billing and reporting, news and personal web-space for end-users and end-user service and technical support.


     VPN  OVER DSL

     In August 1999 we introduced our VPN over DSL service. This service uses the public Internet backbone or a private data network, combined with DSL connections, as a channel for sharing information and applications within a closed circle of users in different locations. We offer two levels of VPN over DSL service.

     COVAD BRANCH OFFICE. This service is available for remote or branch offices that require high-speed inter-office connectivity across multiple locations.

     COVAD TELEWORKER. This service is available for telecommuters and other remote users who secure access to their corporate network and the Internet from home.


     OTHER SERVICES

     We also provide a DS3 backhaul service from our regional network to an Internet service provider or enterprise customer site. This service aggregates all individual end-users in a metropolitan statistical area and transmits the packet information to the customer on a single high-speed line. The service utilizes an asynchronous transfer mode (ATM) protocol that efficiently handles the high data rates involved and operates at up to 45 megabits per second. In addition to monthly service charges, we impose non-recurring order set-up charges for Internet service provider and RLAN end-users for our DS3 backhaul service. Customers must also purchase a DSL modem from us or a third party for each end-user of our services.


CUSTOMERS

     We offer our services to Internet service providers, enterprises, telecommunications carriers and other DSL resellers. According to Claritas, Inc., a leading provider of diagnostic databases, there are over 169,000 businesses in the U.S. with over 100 employees, of which we estimate approximately 85,000 are in our 100 targeted metropolitan statistical areas. As of December 31, 1999, we had installed 57,000 DSL lines and received orders for our services from 295 Internet service provider, enterprise and telecommunications carrier customers. The following is a list of selected Internet service provider, enterprise, telecommunications carrier and other customers:


SELECTED INTERNET SERVICE PROVIDER CUSTOMERS  SELECTED ENTERPRISE CUSTOMERS   SELECTED TELECOMMUNICATIONS CARRIERS
--------------------------------------------  -----------------------------   ------------------------------------
Concentric Network Corporation                Apple Computer                  AT&T
Flashcom                                      Inktomi                         e.spire
Juno                                          Intel                           GST Telecommunications
MindSpring (Earthlink)                        Oracle Corporation              IGC
PSINet                                        Stanford University             Qwest
Prodigy                                       Sun Microsystems                RCN Corporation
UUNET                                         WebTV
Verio


     Our agreements with Internet service providers and other DSL resellers generally have terms of one year and are nonexclusive. We do not require Internet service providers to generate a minimum number of end-users and generally grant volume discounts based on order volume. We serve Internet service providers who provide their own Internet access service and have started serving Internet service providers who choose to obtain access to the Internet through us. In both cases, the Internet service providers purchase our services on a wholesale basis and sell such services under their own brand.

     Our practice with respect to our enterprise customers has been to enter into an arrangement or a negotiated price to install the service initially to a small number of end-users. An enterprise customer decides whether to implement a broad rollout of our services after evaluating the results of this initial phase of deployment. To date, a typical enterprise customer's initial phase of deployment and its decision to roll out our service to additional end-users has taken at least six months, and has generally taken longer than we originally expected. As of December 31, 1999, a substantial majority of our enterprise customers had not yet rolled out our services broadly to their employees.

     We will not receive significant revenue from an enterprise customer until and unless these rollouts occur. During the lengthy sales cycle for an enterprise customer, we incur significant expenses in advance of the receipt of revenues. We also enter into customer agreements with telecommunications carriers, including competitive telecommunications companies and interexchange carriers. Under these agreements our telecommunication carrier customers typically resell our services to their new and existing customers. These carriers currently market our Internet and RLAN services primarily to small, medium and enterprise businesses that purchase voice services from them.


SALES AND MARKETING

     BUSINESS AND CONSUMER INTERNET. For the business and consumer Internet access markets, we sell our service to Internet service providers, telecommunications carriers and others. These customers can either combine our lines with their Internet access services, or purchase wholesale Internet access services from us, and resell the combination to their existing and new end-users. We address these markets through sales and marketing personnel dedicated to the Internet service provider sales channel. We supplement our sales efforts to Internet service providers through training programs and marketing programs that include promotions and sales incentives designed to encourage the Internet service providers to sell our services instead of those of our competitors. As of December 31, 1999, we had more than 225 Internet service provider and telecommunications carrier customers with their own sales personnel marketing Internet services.

     REMOTE LOCAL AREA NETWORK. We market our RLAN services to businesses through a direct sales force, augmented by marketing programs with value-added resellers and interexchange carriers. The sales force is directed to deal directly with the chief information officer and the telecommunications manager responsible for remote access within an enterprise. We augment our sales efforts to RLAN customers through partnerships with value-added resellers, including systems integrators that can offer our TeleSpeed service as part of a complete work-at-home solution to businesses.

     THIRD-PARTY RELATIONSHIPS. A key element of our strategy is to enter into relationships with leading telecommunications companies, including competitive telecommunications carriers and interexchange carriers, pursuant to which those companies resell our TeleSpeed and TeleSurfer services to their customers. For example, we have entered into commercial agreements with each of AT&T, GST Telecommunications, Qwest and RCN Corporation providing for the purchase and resale of our services, primarily to their small business and enterprise customers. In addition, in May 1999, we entered into a strategic relationship with WebMD in which we will be WebMD's preferred provider of broadband connectivity offering physician subscribers web-based multimedia and communication services designed to enhance their practices. We believe that these indirect sales channels will enable us to penetrate our target markets more rapidly and eventually will generate the majority of sales of our services.

     BRANDING AND MARKETING PROGRAMS. In October 1999 we commenced a branding and advertising effort to educate the market about our broadband service offerings and increase recognition of our brand. This program, which uses television, print and radio advertising on both a national and regional basis, is intended to inform the market about the availability of our service, differentiate the products and services offered by our Company and simplify the process through which these products and services are ordered.

     We are also pursuing several types of joint marketing arrangements with our Internet service provider, telecommunications carrier customers and other DSL resellers. In addition, certain of our equipment suppliers have promoted our services through seminars to corporate information technology managers in the San Francisco Bay Area. We also support our sales efforts with marketing efforts that include advertising programs through radio and other popular media, attendance at trade shows and presentations at industry conferences. See "Risk Factors--Our business will suffer if our Internet service providers, telecommunications carriers and other third parties are not successful in the marketing and sale of our services."


SERVICE DEPLOYMENT AND OPERATIONS

     Internet service providers, telecommunications carriers and corporate information technology managers typically have had to assemble their digital communications connections using multiple service and equipment suppliers, leading to additional work, cost and coordination problems. With our services, we emphasize a one-stop service solution for our customers. This service solution includes:

     o extending our network to customers and end-users with various needs and configuration requirements;

     o    end-user premise wiring and DSL modem configuration;

     o    ongoing network monitoring and customer reporting;

     o    customer service and technical support; and

     o    operational support system.

     EXTENDING OUR NETWORK TO CUSTOMERS AND END-USERS. We work with our Internet service provider, enterprise, telecommunications carrier and other customers to extend our network to each customer premise and each end-user premise by ordering circuits from the traditional telephone company or a competitive telecommunications company, interconnecting the customers and end-users to our network, testing the circuits, configuring customer routers or switches and end-user routers and monitoring the circuits from the network operations center.

     END-USER PREMISES WIRING AND DSL MODEM CONFIGURATION. We use our own and subcontracted field service crews and trucks to perform any required inside wiring and to configure DSL modems at each end-user site.

     NETWORK MONITORING. We monitor our network from our network operations center, which helps us to identify and correct network problems. We have also developed network capability to provide Internet service provider, enterprise and telecommunications carrier customers direct monitoring access of their end-users for more efficient monitoring of their own network performance.

     CUSTOMER REPORTING. We communicate regularly with our customers about the status of their end-users. We also operate a toll-free customer care help line. Additionally, we provide Web-based tools to allow individual Internet service providers and enterprise information technology managers and telecommunications carriers to monitor their end-users directly, to place orders for new end-users, to enter trouble tickets on end-user lines and to communicate with us on an ongoing basis.

     CUSTOMER SERVICE AND TECHNICAL SUPPORT. We provide 24x7 on-line support to our Internet service provider customers and enterprise information technology managers. The Internet service provider and information technology manager and telecommunications carriers serve as the initial contact for service and technical support, and we provide the second level of support. For customers using our VBSP ofering, we will provide the first level of support for their end users.

     OPERATIONAL SUPPORT SYSTEM. We have developed what we believe to be the industry-leading operational support system for DSL networks. Our operational support system is based on web interfaces and is highly automated. These features are intended to and should allow us to scale our businesses rapidly because they eliminate many manual processes such as line testing, network path configuration, equipment configuration, order taking and verification, billing and telephone wire supplier management.


NETWORK ARCHITECTURE AND TECHNOLOGY

     The key design principles of our network attempt to provide the following attributes which we believe are important requirements of our existing and potential customers:

     ROBUST NETWORK SECURITY. Modem access to enterprise networks presents significant security risks, since any telephone can be used to attempt to access such a network simply by dialing the telephone number. As a result, enterprises expend significant effort and resources to prevent unauthorized access. Enterprises also typically limit remote access users to reading e-mail or other non-sensitive applications. Our network is designed to ensure secure availability of all internal applications and information for remote locations. Our permanent virtual circuit network architecture connects individual end-users at fixed locations to a single enterprise, which reduces the possibility of unauthorized access and allows our customers to safely transmit sensitive information and applications over our TeleSpeed lines.

     CONSISTENT AND SCALABLE PERFORMANCE. We believe that eventually public packet networks will evolve to replace the over 40 million modems currently connected to circuit switched networks that have been deployed in the U.S. As such, we designed our network for scalability and consistent performance to all users as the networks grow. We have designed a "star topology" network similar to the most popular local area network architecture currently used in high-performance enterprise networks. In this model, new capacity is added automatically as each new user receives a new line. We also use asynchronous transfer mode equipment in our network that implements packet switching directly in silicon circuits rather than slower router-based designs that implement switching in router software.

     INTELLIGENT END-TO-END NETWORK MANAGEMENT. Because the customers' and end-users' lines are continuously connected, they can also always be monitored. We have visibility from the Internet service provider or enterprise site across the network and into the end-user's home or business. Because our network is centrally managed, we can identify and dynamically enhance network quality, service and performance and address network problems promptly.

     FLEXIBILITY. We have designed our network to be flexible in handling various types of network traffic, starting with data, but able to accommodate voice and video. This flexibility will allow us to directly offer, or enter into arrangements with other entities to offer, not only value-added services such as voice over DSL, but also control the prioritization of content delivery within our national network.

     The primary components of our network is the network operations center, our high-speed private metropolitan networks, central office spaces, including digital subscriber line access multiplexers (DSLAMs), copper telephone lines and DSL modems.

     NETWORK OPERATIONS CENTER. Our entire network is managed from the network operations center. We provide end-to-end network management using advanced network management tools on a 24x7 basis, which enhances our ability to address performance or connectivity issues before they affect the end-user experience. From the network operations center, we can monitor the equipment and circuits in each metropolitan network (including the asynchronous transfer mode equipment), each central office (including DSLAMs) and potentially individual end-user lines (including the DSL modems). Presently, our network operations center is located in the San Francisco Bay Area. We are currently in the process of building a second network operations center on the East Coast.

     PRIVATE METROPOLITAN NETWORK. We operate our own private metropolitan network in each region that we enter. The network consists of high-speed asynchronous transfer mode communications circuits that we lease to connect our asynchronous transfer mode hubs, our equipment in individual central offices and our Internet service provider, enterprise and telecommunications carrier customers. This network operates at a speed of 45 to 155 megabits per second.

     CENTRAL OFFICE SPACES. Through our interconnection agreements with the traditional telephone companies, we seek to secure space in every central office where we intend to offer service. These central office spaces are designed to offer the same high reliability and availability standards as the traditional telephone company's other central office space. We require access to these spaces for our equipment and for persons employed by, or under contract with, us. We place DSLAMs in our central office spaces to provide the high-speed DSL signals on each copper line to our end-users. We expect to deploy up to 80 central office spaces in any metropolitan statistical area that we enter. As of December 31, 1999, we had 1,100 central office spaces operational. In addition, we have a significant number of additional spaces under construction as well as other spaces on order from various traditional telephone companies. In December 1998, we entered into a professional service arrangement with Lucent Technologies to augment and accelerate our ability to deploy our central office facilities.

     TELEPHONE WIRES. We lease the telephone wires running to end-users from the traditional telephone companies under terms specified in our interconnection agreements. We lease lines that, in numerous cases, must be specially conditioned by the traditional telephone companies to carry digital signals, usually at an additional charge relative to that for voice grade telephone wires. The price we are obligated to pay for these lines currently varies from

$4 to $70 per month per line with additional one-time charges in some cases for installation, modification or removal of lines.

     DSL MODEMS AND ON-SITE CONNECTION. We buy our DSL modems from our suppliers for resale to our Internet service provider or enterprise customers for use by their end-users. We configure and install these modems along with any required on-site wiring needed to connect the modem to the copper line leased from the traditional telephone company. For the most part, the DSL modem and DSLAM equipment used must come from the same vendor for all services, since there are not yet interoperability standards for the equipment used in our higher-speed services. We are also pursuing a program of ongoing network development. Our service development and engineering efforts focus on the design and development of new technologies and services to increase the speed, efficiency, reliability and security of our network and to facilitate the development of network applications by third parties that will increase the use of our network. See "Risk Factors--The scalability and speed of our network remain largely unproven."


COMPETITION

     The markets for business and consumer Internet access and network access services are intensely competitive. We expect that these markets will become increasingly competitive in the future. The principal bases of competition in our markets include:

     o    price/performance;

     o    breadth of service availability;

     o    reliability of service;

     o    network security;

     o    ease of access and use;

     o    content bundling;

     o    customer support;

     o    brand recognition;

     o    operating experience;

     o    relationships with Internet service providers and other third parties;
          and

     o    capital resources.

     We face competition from traditional telephone companies, cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers.

     TRADITIONAL TELEPHONE COMPANIES. All of the largest traditional telephone companies in our target markets have begun offering DSL services or have announced their intention to provide DSL services in the near term. As a result, the traditional telephone companies represent strong competition in all of our target service areas, and we expect this competition to intensify. The traditional telephone companies have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, own the telephone wires themselves and can bundle digital data services with their existing voice services to achieve economies of scale in serving their customers. Certain of the traditional telephone companies have aggressively priced their consumer DSL services as low as $19-$29 per month, placing pricing pressure on our TeleSurfer services. The traditional telephone companies are also in a position to offer service from central offices where we are unable to secure space and offer service because of asserted or actual space restrictions.

     CABLE MODEM SERVICE PROVIDERS. Cable modem service providers such as AT&T, Road Runner and MediaOne (and their respective cable partners) are deploying high-speed Internet access services over hybrid fiber coaxial cable networks. Hybrid fiber coaxial cable is a combination of fiber optic and coaxial cable, and has become the primary architecture utilized by cable operators in recent and ongoing upgrades of their systems. Where deployed, these networks provide similar and in some cases higher-speed Internet access than we provide. They also offer these services at lower price points than our TeleSurfer services. We believe the cable modem service providers face a number of challenges that providers of DSL services do not face. For example, different regions within a metropolitan statistical area may be served by different cable modem service providers, making it more difficult to offer the blanket coverage required by potential business customers. Also, much of the current cable infrastructure in the U.S. must be upgraded to support cable modems, a process which we believe is significantly more expensive and time-consuming than the deployment of DSL-based networks.

     COMPETITIVE TELECOMMUNICATIONS COMPANIES. Many competitive telecommunications companies such as NorthPoint Communications, Rhythms NetConnections and Network Access Solutions offer high-speed digital services using a business strategy similar to ours. Some of these competitors have begun offering DSL-based access services and others are likely to do so in the future. Companies such as Teleport Communications Group, Inc. (acquired by AT&T), Brooks Fiber Properties, Inc. (acquired by MCI WorldCom), MFS (acquired by MCI WorldCom) and NEXTLINK Communications have extensive fiber networks in many metropolitan areas, primarily providing high-speed digital and voice circuits to large corporations. They also have interconnection agreements with the traditional telephone companies pursuant to which they have acquired central office space in many markets targeted by us. Further, certain of our customers have made investments in our competitors.

     NATIONAL LONG DISTANCE CARRIERS. Interexchange carriers, such as AT&T, Sprint, MCI WorldCom and Qwest, have deployed large-scale Internet access networks and ATM networks, sell connectivity to businesses and residential customers, and have high brand recognition. They also have interconnection agreements with many of the traditional telephone companies and a number of spaces in central offices from which they are currently offering or could begin to offer competitive DSL services.

     INTERNET SERVICE PROVIDERS. Internet service providers such as BBN (acquired by GTE), UUNET Technologies (acquired by MCI WorldCom), EarthLink Network, Concentric Network Corporation, MindSpring Enterprises, Netcom On-Line Communication Services (acquired by MindSpring Enterprises) and PSINet provide Internet access to residential and business customers, generally using the existing public switched telephone network at integrated services digital network speeds or below. Some Internet service providers such as UCNET Technologies in California and New York, HarvardNet Inc. and InterAccess have begun offering DSL-based services. To the extent we are not able to recruit Internet service providers as customers for our service, Internet service providers could become competitive DSL service providers.

     ON-LINE SERVICE PROVIDERS. On-line service providers include companies such as AOL, Compuserve (acquired by AOL), MSN (a subsidiary of Microsoft Corp.) and WebTV (a subsidiary of Microsoft Corp.) that provide, over the Internet and on proprietary online services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enable the provision of digital services to the significant number of consumers who have personal computers with modems. In addition, they provide Internet connectivity, ease-of-use and consistency of environment. Many of these on-line service providers have developed their own access networks for modem connections. If these on-line service providers were to extend their access networks to DSL or other high-speed service technologies, they would become competitors of ours.

     WIRELESS AND SATELLITE DATA SERVICE PROVIDERS. Wireless and satellite data service providers are developing wireless and satellite-based Internet connectivity. We may face competition from terrestrial wireless services, including two Gigahertz (Ghz) and 28 Ghz wireless cable systems (Multi-channel Microwave Distribution System (MMDS) and Local Multi-channel Distribution System
(LMDS)), and 18 Ghz and 39 Ghz point-to-point microwave systems. For example, the FCC is currently considering new rules to permit MMDS licensees to use their systems to offer two-way services, including high-speed data, rather than solely to provide one-way video services. The FCC also recently auctioned spectrum for LMDS services in all markets. This spectrum is expected to be used for wireless cable and telephony services, including high-speed digital services. In addition, companies such as Teligent Inc., Advanced Radio Telecom Corp. and WinStar Communications, Inc., hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing.

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


INTERCONNECTION AGREEMENTS WITH TRADITIONAL TELEPHONE COMPANIES

     A critical aspect of our business is our interconnection agreements with the traditional telephone companies. These agreements cover a number of aspects including:

     o the price we pay to lease access to the traditional telephone company's telephone wires;

     o the special conditioning the traditional telephone company provides on certain of these lines to enable the transmission of digital signals;

     o the price and terms of central office space for our equipment in the traditional telephone company's central offices;

     o the price we pay and access we have to the traditional telephone company's transport facilities;

     o the operational support systems and interfaces that we can use to place orders, report network problems and monitor the traditional telephone company's response to our requests;

     o the dispute resolution process that we use to resolve disagreements on the terms of the interconnection contract; and

     o the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of the traditional telephone company relationship.

     As of December 31, 1999, we have entered into interconnection agreements with or otherwise obtained interconnection rights from the different major traditional telephone companies in all the states covering our existing 59 metropolitan statistical areas. Traditional telephone companies do not in many cases agree to our requested provisions in interconnection agreements and we have not consistently prevailed in obtaining all of our desired provisions in such agreements either voluntarily or through the interconnection arbitration process. We cannot be sure that we will be able to continue to sign interconnection agreements with existing or other traditional telephone companies. We are currently negotiating agreements with several traditional telephone companies in order to expand our services into 100 targeted metropolitan statistical areas. The traditional telephone companies are also permitting competitive telecommunications companies to adopt previously signed interconnection agreements. In certain instances, we have adopted the interconnection agreement of another competitive telecommunications company.

Other competitive telecommunications companies have also adopted the same or modified versions of our interconnection agreements, and may continue to do so in the future.

     Many of our interconnection agreements have a term of three years. We will have to renegotiate these agreements when they expire. Although we expect to renew the interconnection agreements that require renewal and believe the 1996 Telecommunications Act and the agreements themselves limit the ability of traditional telephone companies not to renew such agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. Additionally, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. For example, we are in litigation proceedings with certain of the traditional telephone companies. These disputes have delayed our deployment of our network. They have also adversely affected our service to our customers and our ability to enter into additional interconnection agreements with the traditional telephone companies in other states. Finally, the interconnection agreements are subject to state commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that hurts our business.


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

     FEDERAL REGULATION. We must comply with the requirements of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, as well as the FCC's regulations under the statute. The 1996 Telecommunications Act eliminates many of the pre-existing legal barriers to competition in the telecommunications and video programming communications businesses, preempts many of the state barriers to local telecommunications service competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers. The law delegates to the FCC and the states broad regulatory and administrative authority to implement the 1996 Telecommunications Act.

     Among other things, the 1996 Telecommunications Act removes barriers to entry in the local telecommunications market. It does this by preempting certain state and local laws that are barriers to competition and by requiring traditional telephone companies to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers, interexchange carriers and competitive telecommunications companies such as us.

     Regulations promulgated by the FCC under the 1996 Telecommunications Act specify in greater detail the requirements of the 1996 Telecommunications Act imposed on the traditional telephone companies to open their networks to competition by providing competitors interconnection, central office space, access to unbundled network elements, retail services at wholesale rates and nondiscriminatory access to telephone poles, ducts, conduits, and rights-of-way. The requirements enable companies such as us to interconnect with the traditional telephone companies in order to provide local telephone exchange services and to use portions of the traditional telephone companies' existing networks to offer new and innovative services such as our TeleSpeed and TeleSurfer services. In January 1999, the U.S. Supreme Court ruled on challenges to the FCC regulations. Although the U.S. Supreme Court upheld most of the FCC's authority and its regulations, it required the FCC to reexamine and redefine which unbundled network elements the traditional telephone companies must offer. The FCC issued its revised list of unbundled network elements in September 1999.

     The 1996 Telecommunications Act also allows the regional bell operating companies (RBOCs), which are the traditional telephone companies created by AT&T's divestiture of its local exchange business, to enter the long distance market within their own local service regions upon meeting certain requirements. The remaining RBOCs include BellSouth, Bell Atlantic Corporation, Ameritech Corporation, U S WEST Communications, Inc. and SBC Communications, Inc. The timing of the various RBOCs' entry into their respective in-region long distance service businesses is extremely uncertain. In December 1999, Bell Atlantic's application to provide in-region long distance services in New York state was granted by the FCC. Given the FCC's grant of Bell Atlantic's application, the FCC is likely to thereafter grant similar applications by Bell Atlantic and the other RBOCs in other states. On January 10, 2000, Southwestern Bell Telephone Company, a subsidiary of SBC, filed its application for FCC approval to provide in-region long distance service in Texas. The FCC is expected to act on the application before May 2000. The timing of the various RBOCs' in-region long distance entry will likely affect the level of cooperation we receive from each of the RBOCs. The approval of such entry will likely adversely affect the level of cooperation.

     In addition, the 1996 Telecommunications Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. Traditional telephone company tariff filings at the FCC have been subjected to increasingly less regulatory review. However, precisely when and to what extent the traditional telephone companies will secure pricing flexibility or other regulatory freedom for their services is uncertain. For example, under the 1996 Telecommunications Act, the FCC is considering eliminating certain regulations that apply to the traditional telephone companies' provision of services that are competitive with ours. The timing and the extent of regulatory freedom and pricing flexibility and regulatory freedom granted to the traditional telephone companies will affect the competition we face from the traditional telephone companies' competitive services.

     Further, the 1996 Telecommunications Act provides the FCC with the authority to forbear from regulating entities such as us who are classified as "non-dominant" carriers. The FCC has exercised its forbearance authority. As a result, we are not obligated to obtain prior certificate approval from the FCC for our interstate services or file tariffs for such services. We have determined not to file tariffs for our interstate services. We provide our interstate services to our customers on the basis of contracts rather than tariffs. We believe that it is unlikely that the FCC will require us to file tariffs for our interstate services in the future.

     On March 18, 1999, the FCC announced that it was adopting rules to make it easier and less expensive for competitive telecommunications companies to obtain central office space and to require traditional telephone companies to make new alternative arrangements for obtaining central office space. New entrants will be able to locate all equipment necessary for interconnection, whether or not such equipment has a switching function. The FCC's rules have not been uniformly implemented. In the same announcement, the FCC provided notice of proposed rule-making to determine whether carriers should be able to provide asymmetric DSL over the same line over which traditional telephone companies provide voice service. The notice sought comments on the operational, pricing, legal and policy ramifications of mandating such line sharing. On November 18, 1999, the FCC required the traditional local phone companies to provide us and other competitive local carriers with line sharing access. If implemented by the traditional local phone companies these rules could materially lower the price we pay to lease access to the traditional telephone company's telephone wires. While we believe that these rules are advantageous to us, the traditional telephone companies may balk at, delay, or thwart the implementation of such rules.

     In March 2000, a federal appeals court struck portions of the FCC's new rules, and has required the FCC to reconsider and review those rules. In particular, the appeals court has required the FCC to revise its rules concerning the types of equipment that we may collocate on the traditional telephone company premises and the steps that traditional telephone companies may take to separate their equipment from our equipment. The traditional telephone companies may implement the court's ruling and any subsequent FCC rules in a manner that impairs our ability to obtain collocation space and collocate the equipment of our choice on their premises. Such actions by the traditional telephone companies could adversely affect our business and disrupt our existing network design, configuration and services.

     Any changes in applicable federal law and regulations, in particular, changes in its interconnection agreements with traditional telephone companies, the prospective entry of the RBOCs into the in-region long distance business and grant of regulatory freedom and pricing flexibility to the traditional telephone companies, could harm our business.

     STATE REGULATION. To the extent we provide identifiable intrastate services or have otherwise submitted ourselves to the jurisdiction of the relevant state telecommunications regulatory commissions, we are subject to such jurisdiction. In addition, certain states have required prior state certification as a prerequisite for processing and deciding an arbitration petition for interconnection under the 1996 Telecommunications Act. As of December 31, 1999, we were authorized under state law to operate as a competitive local exchange carrier in 34 states, and intend to obtain authorization in the other states necessary to cover our 100 targeted metropolitan statistical areas. We have pending arbitration proceedings in different states for interconnection arrangements with the relevant traditional telephone companies. We have concluded arbitration proceedings in a number of states by entering into interconnection agreements with the relevant traditional telephone companies. We have filed tariffs in certain states for intrastate services as required by state law or regulation. We are also subject to periodic financial and other reporting requirements of these states with respect to our intrastate services.

     The different state commissions have various proceedings to determine the rates, charges and terms and conditions for unbundled network elements (unbundled network elements are the various portions of a traditional telephone company's network that a competitive telecommunications company can lease for purposes of building a facilities-based competitive network, including telephone wires, central office collocation space, inter-office transport, operational support systems, local switching and rights of way), as well as the discount for wholesale services that we purchase from the relevant traditional telephone company. The rates set forth in our interconnection agreements are interim rates and will be prospectively, and, in some cases, retroactively, affected by the permanent rates set by the various state commissions for such unbundled network elements as unbundled loops and interoffice transport. We have participated in unbundled network element rate proceedings in several states in an effort to reduce these rates. If any state commission decides to increase unbundled network element rates our operating results could suffer. The applicability of the various state regulations on our business and compliance requirements will be further affected by the extent to which our services are determined to be intrastate services. Jurisdictional determinations of our services as intrastate services could harm our business.

     LOCAL GOVERNMENT REGULATION. We may be required to obtain various permits and authorizations from municipalities in which we operate our own facilities. The issue of whether actions of local governments over the activities of telecommunications carriers, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive telecommunications companies which may be preempted by the FCC is the subject of litigation. Although we rely primarily on the unbundled network elements of the traditional telephone companies, in certain instances we deploy our own facilities, including fiber optic cables, and therefore may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could harm our business.

     The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which communications companies operate in the U.S. The ultimate outcome of these proceedings and the ultimate impact of the 1996 Telecommunications Act or any final regulations adopted pursuant to the 1996 Telecommunications Act or our business cannot be determined at this time but may well be adverse to our interests. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we can give you no assurance that such future regulation or regulatory changes will not harm our business. See "Risk

Factors--Rejections of our applications for central office space by traditional telephone companies are likely to delay the expansion of our network and the rollout of our services" and "Our services are subject to government regulation, and changes in current or future laws or regulations could adversely affect our business."


INTELLECTUAL PROPERTY

     We regard certain aspects of our products, services and technology as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. These methods may not be sufficient to protect our technology. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

     Currently we have one patent, a number of patent applications pending, and intend to prepare additional applications and to seek additional patent protection for our systems and services to the extent possible. These patents may not be issued to us, and if issued, they may not protect our intellectual property from competition which could seek to design around or invalidate these patents.

     Further, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. Steps taken by us may not prevent misappropriation or infringement of our intellectual property rights, and litigation may be necessary in the future to enforce our intellectual property rights to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources.

     In addition, others may sue us with respect to infringement of their intellectual property rights. We were recently sued by Bell Atlantic for an alleged infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode Transmission System." On February 18, 2000, we were granted a summary judgement ruling in the Bell Atlantic lawsuit. The court ruled that we had not infringed on Bell Atlantic's patent. We anticipate that Bell Atlantic may appeal this decision and, while we expect that we would prevail on appeal, the outcome of such an appeal is inherently uncertain. Such lawsuits, including an appeal in the Bell Atlantic lawsuit, could significantly harm our business.


EMPLOYEES

     As of December 31, 1999, we had 848 employees, excluding temporary personnel and consultants. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing, legal and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing, legal and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

ITEM 2. PROPERTIES

     We are headquartered in Santa Clara, California in facilities consisting of approximately 62,000 square feet pursuant to a lease that will expire on or before July 14, 2002. We also lease office space in many of the metropolitan statistical areas in which we conduct operations.

     We have recently expanded our headquarters space in Santa Clara by leasing additional office space, and have expanded our operational space with a new facility lease in Denver, Colorado. Through a subsidiary, we have also acquired land and are currently building a 100,000 square foot network operations center in Prince Williams County, Virginia. We also lease central office space from the traditional telephone company in each region that we operate or plan to operate under the terms of our interconnection agreements and obligations imposed by state public utilities commissions and the FCC. While the terms of these leases are perpetual, the productive use of our central office space is subject to the terms of our interconnection agreements which expire on or before March 2001. We will increase our central office space as we expand our network geographically.

ITEM 3. LEGAL PROCEEDINGS

         We are engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with multiple traditional telephone companies. These negotiations, arbitrations and proceedings concern the traditional telephone companies' denial of physical central office space to us in certain central offices, the cost and delivery of central office spaces, the delivery of transmission facilities and telephone lines, billing issues and other operational issues. For example, we are currently involved in commercial arbitration proceedings with Pacific Bell over these issues. We have also filed a lawsuit against Pacific Bell and certain of its affiliates, including SBC Communications, in federal court. We are pursuing a variety of contract, tort, and antitrust and other claims, such as violations of the Telecommunications Act, in these proceedings. In November 1998, we prevailed in our commercial arbitration proceeding against Pacific Bell. The arbitration panel found that Pacific Bell breached its interconnection agreement with us and failed to act in good faith on multiple counts. The arbitration panel ruled in favor of awarding us direct damages, as well as attorneys' fees and costs of the arbitration. Pacific Bell is currently attempting to have the decision vacated. Meanwhile, the arbitration panel is evaluating our claim for additional damages.

         We have also filed a lawsuit against Bell Atlantic and its affiliates in federal court. We are pursuing antitrust and other claims in this lawsuit. In addition, Bell Atlantic has separately filed suit against us asserting infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode Transmission System." However, on February 18, 2000 the court issued a summary judgement ruling holding that we had not infringed Bell Atlantic's patent. We anticipate that Bell Atlantic may appeal this decision and, while we expect that we would prevail on an appeal, the outcome of such an appeal is inherently uncertain.

         One of our former employees has filed a complaint against us in California Superior Court, alleging that he was terminated wrongfully and is entitled to commissions and other amounts arising from his employment with us. We believe that we have valid reasons for his termination and that we do not owe him any money, but litigation is unpredictable and there is no guarantee we will prevail. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 1999, we did not submit any matters to the vote of our security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE INFORMATION AND DIVIDEND POLICY FOR OUR COMMON STOCK

         Our Common Stock has been traded on the NASDAQ National Market under the symbol "COVD" since January 22, 1999, the date of our initial public offering. Prior to that time, there was no public market for our Common Stock. The following table sets forth, for the period indicated, the high and low closing sales prices for our Common Stock as reported by the NASDAQ National Market. THESE PRICES HAVE BEEN SPLIT-ADJUSTED TO ACCOUNT FOR THE STOCK SPLIT IN MAY, 1999.

                                               HIGH                LOW
                                               ----                ---
FISCAL YEAR ENDED DECEMBER 31, 1999:
            First Quarter                      47.50              12.00
            Second Quarter                     72.38              39.56
            Third Quarter                      67.50              37.31
            Fourth Quarter                     65.38              38.78

FISCAL YEAR ENDED DECEMBER 31, 2000:
            First Quarter (Through March 24)  100.00              52.50

         On March 24, 2000, the last reported sale price for our Common Stock on the NASDAQ National Market was $78.69 per share. As of March 24, 2000, there were 484 holders of record of our Common Stock, and there was one holder of record of our Class B Common Stock. On March 7, 2000, we announced a 3-for-2 stock split, which will be effectuated through a stock dividend. Our Common Stock will begin trading on a split-adjusted basis on April 3, 2000.

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

USES OF PROCEEDS FROM REGISTERED SECURITIES

         Our initial public offering of Common Stock was effected through a Registration Statement on Form S-1 (File No. 333-63899) that was declared effective by the SEC on January 21, 1999 and pursuant to which we sold an aggregate of 8,970,000 shares of our Common Stock. The managing underwriters for our initial public offering were Bear, Stearns & Co. Inc., BT Alex. Brown, Donaldson, Lufkin & Jenrette, and Goldman, Sachs & Co. These underwriters received $10,046,400 in underwriting discounts and commissions and our other expenses in connection with the initial public offering were approximately $1.2 million.

         As of December 31, 1999, we had used the estimated aggregate net proceeds of $150 million from our initial public offering as follows:


         Construction of plant, building and facilities:.................................       0

         Purchase and installation of machinery and equipment............................  $61,734,000

         Purchases of real estate:.......................................................       0

         Acquisition of other businesses:................................................       0

         Repayment of indebtedness:......................................................       0

         Working capital:................................................................  $63,634,000

         Temporary investments (short term, interest bearing treasury securities.........       0

         Other purposes:.................................................................  $25,102,000

         The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data for the years ended December 31, 1997, 1998 and 1999 have been derived from our audited Consolidated Financial Statements and the related Notes, which are included elsewhere in this Annual Report on Form 10-K. You should read the following selected consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related Notes included elsewhere in this Report on Form 10-K.


                                                                                YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                             1997               1998             1999
                                                                             ----               ----             ----
                                                                                (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues     ....................................................       $     26         $   5,326         $   66,488
Operating expenses: .............................................
      Network and product costs.................................              54             4,562             55,347
      Sales, marketing, general and administrative..............           2,374            31,043            140,372
      Amortization of deferred compensation......................            295             3,997              4,768
      Depreciation and amortization..............................             70             3,406             37,602
                                                                  ----------------  ----------------  -----------------
            Total operating expenses.............................          2,793            43,008            238,089
                                                                  ----------------  ----------------  -----------------

Loss from operations.............................................         (2,767)          (37,682)          (171,601)
      Net interest expense.......................................            155           (10,439)           (23,796)
                                                                  ----------------  ----------------  -----------------
Net loss     ....................................................       $ (2,612)        $ (48,121)        $ (195,397)
                                                                  ================ ================  =================
Net loss per share...............................................       $   (.80)        $   (8.43)        $    (2.74)
                                                                  ================  ================  =================

OTHER FINANCIAL DATA:

EBITDA(1)........................................................       $ (2,402)        $ (30,154)        $ (129,486)
Capital expenditures.............................................          2,253            59,503            207,830

                                                                                  AS OF DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                            1997               1998               1999
                                                                            ----               ----               ----
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments.............        $ 4,378          $  64,450         $  767,357
Net property and equipment.......................................          3,014             59,145            237,542
Total assets ....................................................          8,074            139,419          1,147,606
Long-term obligations, including current portion.................            783            142,879            375,049
Total stockholders' equity (net capital deficiency) .............          6,498            (24,706)           690,291

                                                                                  AS OF DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                            1997               1998               1999
                                                                            ----               ----               ----
OTHER OPERATING DATA:
Homes and businesses passed......................................        278,000          6,023,217         29,000,000
Lines installed..................................................             26              3,922             57,000

-----------
(1) EBITDA consists of net loss excluding net interest, taxes, depreciation and amortization, non-cash stock based compensation and other non-operating income or expenses. EBITDA is provided because it is a measure of financial performance commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of our operating results and should not be construed (i) as an alternative to operating income (as determined in accordance with generally accepted accounting principals ("GAAP")) as an indicator of our operating performance, or (ii) as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA as calculated by us may be calculated differently than EBITDA for other companies. See our Consolidated Financial Statements and the related Notes thereto contained elsewhere in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-K. This discussion contains forward-looking statements the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in "Risk Factors" and elsewhere in this Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement. See "--Forward Looking Statements."

OVERVIEW

         We are a leading provider of broadband communications services to Internet service provider, enterprise and telecommunications carrier, and other customers. Since March 1998, we have raised $1,580.4 million of gross proceeds from debt and equity financings to fund the deployment and expansion of our network to date, we offer our services in 59 metropolitan statistical areas. We plan to build our network and offer our services in a total of 100 metropolitan statistical areas nationwide. As of December 31, 1999, our network passed 29 million homes and businesses, and we had installed 57,000 end-user lines.

         In connection with our expansion within existing metropolitan statistical areas and into new metropolitan statistical areas, we expect to significantly increase our capital expenditures, as well as our sales and marketing expenditures, to deploy our network and support additional end-users in those regions. Accordingly, we expect to incur substantial and increasing net losses for at least the next several years.

         We derive revenue from:

          o monthly recurring service charges for connections from the end-user to our facilities and for backhaul services from our facilities to the Internet service provider or enterprise customer;

          o    service order set-up and other non-recurring charges; and

          o the sale of customer premise equipment that we provide to our customers due to the general unavailability of customer premise equipment through retail channels.

         We expect prices for the major components of both recurring and non-recurring revenues to decrease each year in part due to the effects of competitive pricing and future volume discounts. We believe our revenues from the sale of customer premise equipment will decline over time, as customer premise equipment becomes more generally available. We expect that the prices we charge to customers for customer premise equipment will decrease each year.

         The following factors comprise our network and service costs:

          o MONTHLY NON-RECURRING AND RECURRING CIRCUIT FEES. We pay traditional telephone companies and other competitive telecommunications companies non-recurring and recurring fees for services including installation, activation, monthly line costs, maintenance and repair circuits between and among our digital subscriber line access multiplexers and our regional data centers, customer backhaul, and end-user lines. As our end-user base grows, we expect that the largest element of network and product cost will be the traditional telephone companies' charges for our leased telephone wires; and

          o OTHER COSTS. Other costs that we incur include those for materials in installation and the servicing of customers and end-users, and the cost of customer premise equipment.

         The development and expansion of our business will require significant expenditures. The principal capital expenditures incurred during the buildup phase of any metropolitan statistical area involve the procurement, design and construction of our central office cages, end-user DSL line cards, and expenditures for other elements of our network design. Currently, the average capital cost to deploy our facilities in a central office, excluding end-user line cards, is approximately $85,000 per central office facility. This cost may vary in the future due to the quantity and type of equipment we initially deploy in a central office facility as well as regulatory limitations imposed on the traditional phone companies relative to pricing of central office space, including cageless physical collocation. Following the build-out of our central office space, the major portion of our capital expenditures is the purchase of DSL line cards to support incremental end-users. We expect that the average cost of such line cards will decline over the next several years. Network expenditures will continue to increase with the number of end-users. However, once an operating region is fully built out, a substantial majority of the regional capital expenditures will be tied to incremental customer and end-user growth. In addition to developing our network, we will use our capital for marketing our services, acquiring Internet service provider, enterprise, and telecommunication carrier customers, and funding our customer care and field service operations.

         In connection with rolling out service on a national basis we have commenced a branding campaign to differentiate our service offerings in the marketplace. As a result, we expect our selling, general and administrative expenses to increase significantly in future periods as we implement increased marketing efforts as part of the campaign.

RECENT DEVELOPMENTS

         On January 28, 2000, the Company completed a private placement of $425.0 million aggregate principal amount of the Company's 12% senior notes (the "2000 notes") due 2010. The 2000 notes are unsecured senior obligations of the Company maturing on February 15, 2010 and are redeemable at the option of the Company any time after February 15, 2005 at stated redemption prices plus accrued and unpaid interest thereon. Net proceeds from the 2000 notes were approximately $413.3 million, after discounts, commissions and other transaction costs of approximately $11.7 million. The discount and debt issuance costs are being amortized over the life of the 2000 notes. The notes were sold in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended.

         We are currently aware of a Staff Accounting Bulletin entitled SAB 101 "Revenue Recognition in Financial Statements," which was issued in December 1999 by the Securities and Exchange Commission. SAB 101 provides that, in certain circumstances, revenues which are received in the first month of a contract might have to be recognized over an extended period of time, instead of in the first month of the contract. Due to complications surrounding the implementation of SAB 101, the SEC in March 2000 deferred the implementation date of certain provisions of SAB 101 until the quarter ended June 30, 2000, with retroactive application to transactions entered into during the quarter ended March 31, 2000. This extension will allow us and other companies impacted by this Bulletin adequate time to fully understand the broader implications of SAB 101 and to respond accordingly. We believe that based on the current guideline, our revenue recognition policy is in accordance with generally accepted accounting principles and we believe that the adoption of the SAB will not have an impact on our consolidated financial statements.

         The Company has filed a registration statement covering an offer to exchange new registered 12% senior notes due February 15, 2010 for all outstanding 12% senior notes due February 15, 2010.

         On February 15, 2000 our Board of Directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company's Common Stock or Class B Common Stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company's outstanding shares of Common Stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder protection Rights Agreement, one one-thousandth of a share of Participating Preferred Stock, par value $.001 per share, for $400.00 subject to adjustment.

         On March 7, 2000, we announced a 3-for-2 stock split, which will be effectuated through a stock dividend. Our Common Stock will begin trading on a split-adjusted basis on April 3, 2000.

         On March 20, 2000 we completed the acquisition of Laser Link.Net, Inc., a leading provider of branded Internet access, based in Media, Pennsylvania. Under the acquisition agreement we will issue 4.3 million shares of Common Stock for all Laser Link.Net, Inc. outstanding shares, plus assumption of all outstanding debt. We anticipate that this acquisition will allow us to provide a turnkey broadband access solution to companies and affinity groups who want to offer broadband Internet services to their customers, members, or affiliates. Laser Link.Net, Inc. currently provides a similar service using dial-up access.

RESULTS OF OPERATIONS

         Results of operations for the three years ended December 31, 1999 are as follows:

REVENUES

         We recorded revenues of $66.5 million for the year ended December 31, 1999, $5.3 million for the year ended December 31, 1998 and $26,000 for the year ended December 31, 1997. The increase in revenues in all periods is attributable to growth in the number of customers and end-users resulting from our increased sales and marketing efforts and the expansion of our national network. We expect revenues to increase in future periods as we expand our network within our existing regions, deploy networks in new regions and increase our sales and marketing efforts in all of our regions.

NETWORK AND PRODUCT COSTS

         We recorded network and product costs of $55.3 million for the year ended December 31, 1999, $4.6 million for the year ended December 31, 1998 and $54,000 for the year ended December 31, 1997. The increase in network costs in all periods is attributable to the expansion of our network and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

         Sales, marketing, general and administrative expenses were $140.4 million for the year ended December 31, 1999, $31.0 million for the year ended December 31, 1998 and $2.4 million for the year ended December 31, 1997. Sales, marketing and general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team, and sales commissions. The increase in sales, marketing, general and administrative expense for all years is attributable to growth in headcount in all areas of our Company, continued expansion of our sales and marketing efforts, deployment of our network, expansion of our facilities and building of our operating infrastructure. In addition, in 1999 sales, marketing, general and administrative increased over 1998 due to our advertising campaign initiated in 1999. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.

DEFERRED COMPENSATION

         Through December 31, 1999, we recorded a total of approximately $15.6 million of deferred compensation, with an unamortized balance of approximately $6.5 million remaining on our December 31, 1999 consolidated balance sheet. Deferred compensation is a result of us granting stock options to our employees, certain of our directors, and certain contractors with exercise prices per share below the fair values per share for accounting purposes of our Common Stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option using a graded vesting method. Amortization of deferred compensation was $4.8 million for the year ended December 31, 1999, $4.0 million for the year ended December 31, 1998, and $295,000 for the year ended December 31, 1997.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization includes:

         o    depreciation of network costs and related equipment;

         o    depreciation of information systems, furniture and fixtures;

         o amortization of improvements to central offices, regional data centers and network operations center facilities and corporate facilities;

         o    amortization of capitalized software costs; and

         o    amortization of intangible assets.

         In January 1999, we recorded intangible assets of $28.7 million from the issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Amortization of these assets was $8.2 million during the year ended December 31, 1999, and is included in depreciation and amortization on the accompanying consolidated statement of operations. Annual amortization of these assets will be approximately $8.4 million in each of the years in the two-year period ending December 31, 2001, decreasing to approximately $1.2 million per year for each subsequent year through the year ending December 31, 2004.

         Depreciation and amortization was approximately $37.6 million for the year ended December 31, 1999, $3.4 for the year ended December 31, 1998, and $70,000 for the year ended December 31, 1997. The increase for both years was due to the addition of equipment and facilities placed in service throughout the year as well as amortization of intangible assets recorded in 1999. We expect depreciation and amortization to increase significantly as we increase our capital expenditures to expand our network.

NET INTEREST INCOME AND EXPENSE

        Net interest income and expense consists primarily of interest income on our cash balance, cash equivalents, and short term investments, offset by interest expense associated with our debt. Net interest expense for the years ended December 31, 1999, 1998, and 1997 was $23.8 million, $10.4 million and ($155,000), respectively. Net interest expense during these periods consisted primarily of interest expense on our 13 1/2% Senior Discount Notes due 2008 issued in March 1998 (the "1998 notes") and our 12 1/2% senior notes due 2009 issued in February 1999 (the "1999 notes") and capital lease obligations. Net interest expense was partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes and the 1999 notes as well as our initial public offering and our issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. We expect interest expense to increase significantly over time, primarily because the 1998 notes and 1999 notes mature in 2008 and 2009, respectively, and because we issued $425.0 million of new long-term debt in January 2000.

INCOME TAXES

         Income taxes consist of federal, state and local taxes, where applicable. We expect significant consolidated net losses for the foreseeable future which should generate net operating loss carry forwards. However, our ability to use net operating losses may be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if we achieve operating profits and the net operating losses have been exhausted or have expired, we may experience significant tax expense. We made no provision for taxes because we operated at a loss for the years ended December 31, 1999, 1998 and 1997.

QUARTERLY FINANCIAL INFORMATION

         The following table presents certain unaudited consolidated statements of operations data for our most recent eight quarters. This information has been derived from our unaudited consolidated financial statements. In our opinion, this unaudited information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report. The operating results for any quarter are not necessarily indicative of results for any future period.

                    --------------------------------------------------------------------------------------
                       MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,   MAR. 31,  JUNE 30,   SEPT. 30,  DEC. 31,
                         1998      1998       1998      1998       1999      1999       1999        1999
                         ----      ----       ----      ----       ----      ----       ----        ----
                                          (DOLLARS IN THOUSANDS)
Revenues              $   186   $   809   $  1,565   $  2,766   $ 5,596  $  10,833   $ 19,141   $ 30,918
Operating Expenses:
Network and products
   costs                   203       758      1,355      2,246     4,960     10,565     16,694     23,128
Sales, marketing,
   general and
   administrative        1,944     4,606     10,681     13,812    18,113     24,976     37,697     59,841
Amortization of
   deferred
   compensation            227       631      1,837      1,302     1,653      1,234      1,008        618
Depreciation and
amortization               164       446        738      2,058     4,647      8,671     10,593     13,691
                       --------  --------  ---------  ---------  -------   --------   --------   ---------
Total operating
expenses                 2,538     6,441     14,611     19,418    29,373     45,446     65,992     97,278
                       --------  --------  ---------  ---------  -------   --------   --------   ---------
Loss from operations   (2,352)    (5,632)   (13,046)   (16,652)  (23,777)   (34,613)   (46,851)   (66,360)
Net interest income
(expense)               (429)     (3,291)    (3,511)    (3,208)   (5,127)    (7,239)    (7,254)    (4,176)
                       --------  --------  ---------  ---------  -------   --------   --------   ---------
Net loss               $(2,781)  $(8,923)  $(16,557)  $(19,860)  $28,904)  $(41,852)  $(54,105)  $(70,536)
                       ========  ========  =========  =========  =======   ========   ========   =========
Net loss per share     $ (0.39)  $ (1.11)    $(1.84)  $  (1.83)  $ (0.56)  $  (0.61)    $(0.70)  $  (0.80)
                       ========  ========  =========  =========  =======   ========   ========   =========

     We have generated increasing revenues in each of the last eight quarters, reflecting increases in the number of customers and end-users. Our network and product costs have increased in every quarter, reflecting costs associated with customer and end-user growth and the deployment of our networks in existing and new regions. Our selling, marketing, general and administrative expenses have increased in every quarter and reflect sales and marketing costs associated with the acquisition of customers and end-users, including sales commissions, and the development of regional and corporate infrastructure. Depreciation and amortization has increased in each quarter, primarily reflecting the purchase of equipment associated with the deployment of our networks. We have experienced increasing net losses on a quarterly basis as we increased operating expenses and increased depreciation as a result of increased capital expenditures, and we expect to sustain increasing quarterly losses for at least the next several years. See "Risk Factors--We have a history of losses and expect increasing losses in the future." Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors. Factors that may affect our operating results include:

          o the willingness, timing and ability of traditional telephone companies to provide us with central office space;

          o the rate at which traditional telephone companies can provide us telephone wires over which we sell our service;

          o    the rate at which customers subscribe to our services;

          o decreases in the prices for our services due to competition, volume-based pricing and other factors;

          o our ability to retain Internet service provider, enterprise and telecommunications carrier customers and limit end-user churn rates;

          o the success of our relationships with strategic partners, and other potential third parties in generating significant subscriber demand;

          o the ability to deploy on a timely basis our services to adequately satisfy end-user demand;

          o delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by traditional telephone companies and other third parties;

          o the mix of line orders between consumer end-users and business end-users (which typically have higher margins);

          o the amount and timing of capital expenditures and other costs relating to the expansion of our network;

          o the ability to develop and commercialize new services by us or our competitors;

          o the impact of regulatory developments, including interpretations of the 1996 Telecommunications Act; and

          o    our ability to successfully operate our network.

         Many of these factors are outside of our control. In addition, we plan to increase operating expenses to fund operations, sales, marketing, general and administrative activities and infrastructure, including increased expenses associated with our relationships with strategic partners. If these expenses are not accompanied by an increase in revenues, we could experience a material adverse effect on our business, prospects, operating results and financial condition and our ability to service and repay our indebtedness. See "Risk Factors--Our operating results are likely to fluctuate in future periods and, therefore, are difficult to predict."

LIQUIDITY AND CAPITAL RESOURCES

         Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the purchase of telecommunications equipment and the design and development of our network. Capital expenditures were approximately $207.8 million for the year ended December 31, 1999. We expect that our capital expenditures will be substantially higher in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of our network and the development of new regions. We started a branding campaign in October 1999 to increase recognition of our name which we expect will incur substantial additional expenses over the next twelve months.

         From our inception through December 31, 1999, we financed our operations primarily through private placements of $10.6 million of equity securities, $129.3 million in net proceeds raised from the issuance of the 1998 notes, $150.2 million in net proceeds raised from our initial public offering, $60.0 million in net proceeds raised from strategic investors, $205.0 million in net proceeds raised from the issuance of the 1999 notes and $568.8 million in net proceeds from a secondary offering. As of December 31, 1999, we had an accumulated deficit of $246.1 million, and cash and cash equivalents and short-term investments of $767.4 million.

         On January 28, 2000, the Company completed a private placement of $425.0 million aggregate principal amount of the Company's 12% senior notes (the "2000 notes") due 2010. The 2000 notes are unsecured senior obligations of the Company maturing on February 15, 2010 and are redeemable at the option of the Company any time after February 15, 2005 at stated redemption prices plus accrued and unpaid interest thereon. Net proceeds from the 2000 notes were approximately $413.3 million, after discounts, commissions and other transaction costs of approximately $11.7 million. The discount and debt issuance costs are being amortized over the life of the 2000 notes.

         Net cash used in our operating activities was $102.8 million for the year ended December 31, 1999. The net cash used for operating activities during this period was primarily due to net losses and increases in current assets, offset by non-cash expenses and increases in accounts payable and accrued liabilities. Net cash used in our investing activities was $736.1 million for the year ended December 31, 1999. The net cash used for investing activities during this period was primarily due to purchases of property and equipment, the purchase of $74.1 million of restricted investments which were hedged as collateral for the payment of the first six scheduled interest payments on the 1999 notes, an aggregate of $32.2 million in equity investments made in WebMD, Inc., Efficient Networks, Inc., Akamai Inc., iBeam Broadcasting Corporation, and Cedent Corporation.

         Net cash provided by financing activities for the year ended December 31, 1999 was $990.5 million which primarily related to the following:

          o Equity investments of $25 million from AT&T Ventures, $20 million from NEXTLINK and $15 million from Qwest, representing an aggregate equity investment of $60 million.

          o Net proceeds of $150.2 million from our initial public offering of 13,455,000 split-adjusted shares our Common Stock at a split-adjusted initial public offering price of $12.00 per share.

          o Net proceeds of $205.0 million from the issuance of the 1999 notes with an aggregate principal amount of $215.0 million.

          o Net proceeds of $568.8 million from the issuance of 13,655,000 shares of stock in our secondary offering of $43.00 per share.


         Net cash provided by financing activities was partially offset by an estimated $680,000 in offering costs applicable to our secondary offering of 7,500,000 shares in June 1999 for which we received no proceeds. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

         We expect to experience substantial negative cash flow from operating activities and negative cash flow before financing activities for at least the next several years due to continued development, commercial deployment and expansion of our network. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

          o the number of regions entered, the timing of entry and services offered;

          o    network development schedules and associated costs;

          o the rate at which customers and end-users purchase our services and the pricing of such services;

          o the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

          o the rate at which we invest in engineering and development of intellectual property with respect

          o    existing and future technology; and

          o    unanticipated opportunities.

         We will be required to raise additional capital, the timing and amount of which we cannot predict. We expect to raise additional capital through debt or equity financings, depending on market conditions, to finance the continued development, commercial deployment and expansion of our network and for funding operating losses or to take advantage of unanticipated opportunities. If we are unable to obtain required additional capital or are required to obtain it on terms less satisfactory than we desire, we may be required to delay the expansion of our business or take or forego actions, any or all of which could harm our business.

         In addition, we have and may continue to selectively pursue possible acquisitions of or investments in businesses, technologies or products complementary to ours in the future in order to expand our geographic presence and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional debt or equity financing on favorable terms or at all, in order to finance such an acquisition or investment.

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

         To date, we have not experienced any problems in complying with Year 2000 requirements, nor have we experienced any operational difficulties related to Year 2000 issues.

FORWARD-LOOKING STATEMENTS

         The statements contained in this Report on Form 10-K that are not historical facts are "forward- looking statements" (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

          o our plans to expand our existing networks or to commence service in new metropolitan statistical areas;

          o estimates regarding the timing of launching our service in new metropolitan statistical areas;

          o expectations regarding the time frames, rates, terms and conditions for implementing line sharing;

          o expectations regarding the extent to which enterprise customers roll out our service;

          o expectations regarding our relationships with our strategic partners and other potential third parties;

          o    expectations as to pricing for our services in the future;

          o expectations as to the impact of our TeleSurfer service offerings on our margins;

          o the possibility that we may obtain significantly increased sales volumes;

          o the impact of our national advertising campaign on brand recognition and operating results;

          o the plans to make strategic investments and acquisitions and the affect of such investments and acquisitions;

          o    estimates of future operating results;

          o    plans to develop and commercialize value-added services;

          o    our anticipated capital expenditures;

          o plans to enter into business arrangements with broadband-related service providers;

          o    expectations regarding the commencement of our voice service; and

          o the effect of regulatory reform and regulatory litigation; and other statements contained in this Report regarding matters that are not historical facts.

         These statements are only estimates or predictions and cannot be relied upon. We can give no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

          o    successfully market our services to current and new customers;

          o generate customer demand for our services in the particular regions where we plan to market services;

          o    achieve favorable pricing for our services;

          o    respond to increasing competition;

          o    manage growth of our operations; and

          o access regions and negotiate suitable interconnection agreements with the traditional telephone companies, all in a timely manner, at reasonable costs and on satisfactory terms and conditions consistent with regulatory, legislative and judicial developments.

         All written and oral forward-looking statements made in connection with this Report on Form 10-K which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in this Report on Form 10-K We disclaim any obligation to update information contained in any forward-looking statement.

RISK FACTORS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY

         We were incorporated in October 1996 and introduced our services commercially in the San Francisco Bay Area in December 1997. Because of our limited operating history, you have limited operating and financial data upon which to evaluate our business. You should consider that we have the risks of an early stage company in a new and rapidly evolving market. To overcome these risks, we must:

          o    rapidly expand the geographic coverage of our services;

          o attract and retain customers within our existing and in new metropolitan statistical areas;

          o    increase awareness of our services;

          o    respond to competitive developments;

          o    continue to attract, retain and motivate qualified persons;

          o continue to upgrade our technologies in response to competition and market factors;

          o    manage our traditional telephone company suppliers;

          o    rapidly install high-speed access lines;

          o    effectively manage the growth of our operations; and

          o deliver additional value-added services to our customers without causing existing customers to cease reselling our services or reducing the volume or rate of growth of sales of our services.

WE HAVE A HISTORY OF LOSSES AND EXPECT INCREASING LOSSES IN THE FUTURE

         We have incurred substantial losses and experienced negative cash flow each fiscal quarter since our inception. As of December 31, 1999, we had an accumulated deficit of approximately $246.1 million. We intend to increase our capital expenditures and operating expenses in order to expand our business. As a result, we expect to incur substantial additional net losses and substantial negative cash flow for the next several years due to continued development, commercial deployment and expansion of our network. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

          o the number of regions entered, the timing of entry and services offered;

          o    network development schedules and associated costs;

          o the rate at which customers and end-users purchase our services and the pricing of such services;

          o the level of marketing required to acquired and retain customers and to attain a competitive position in the market place;

          o the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology; and

          o    unanticipated opportunities.

         In addition, we expect our net losses to increase in the future due to interest and amortization charges related to our 1998 notes, our 1999 notes and our 2000 notes, and the amortization charges related to our issuance of preferred stock to AT&T Ventures and two affiliated funds ("AT&T Ventures"), NEXTLINK and Qwest in January 1999. For example:

          o Interest and amortization charges relating to the 1998 notes were approximately $22.3 million during the year ending December 31, 1999. These charges will increase each year until the year ending December 31, 2004, during which period the interest and amortization charges will be approximately $36.9 million. This increase is due to the accretion of the 1998 notes to $260 million through March 2003.

          o Interest and amortization charges relating to the 1999 notes were approximately $24.8 million during the year ending December 31, 1999 and will increase slightly each year to approximately $29.3 million during the year ending December 31, 2008.

          o Interest and amortization charges relating to the 2000 notes will be approximately $48.2 million during the year ending December 31, 2000 and will be $52.2 million each following year through the maturity of the notes in February 2010.

          o We recorded intangible assets of $28.7 million associated with the issuance of our preferred stock to AT&T Ventures, NEXTLINK and Qwest. Amortization charges relating to our preferred stock issuance were approximately $8.2 million during the year ending December 31, 1999. These amounts will result in an annual amortization charge of approximately $8.4 million in each of the years in the two-year period ending December 31, 2001.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE IN FUTURE PERIODS AND, MAY FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS

         Our annual and quarterly operating results are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. These factors include:

          o the timing and willingness of traditional telephone companies to provide us with central office space and the prices, terms and conditions on which they make available the space to us;

          o the amount and timing of capital expenditures and other costs relating to the expansion of our network and the marketing of our services;

          o delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by traditional telephone companies and other third parties;

          o the ability to develop and commercialize new services by us or our competitors;

          o the ability to deploy on a timely basis our services to adequately satisfy end-user demand;

          o    our ability to successfully operate our network;

          o    the rate at which customers subscribe to our services;

          o decreases in the prices for our services due to competition, volume-based pricing and other factors;

          o our ability to retain Internet service provider, enterprise and telecommunications carrier customers and limit end-user churn rates;

          o the mix of line orders between consumer end-users and business end-users (which typically have higher margins);

          o the success of our relationships with AT&T, NEXTLINK, Qwest and WebMD and other potential third parties in generating significant end-user demand;

          o the development and operation of our billing and collection systems and other operational Systems and processes;

          o the rendering of accurate and verifiable bills by our traditional telephone company suppliers and resolution of billing disputes;

          o the incorporation of enhancements, upgrades and new software and hardware products into our network and operational processes that may cause unanticipated disruptions; and

          o the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the anti-trust laws.

         As a result, it is likely that in some future quarters our operating results will be below the expectations of securities analysts and investors. If this happens, the trading price of our Common Stock would likely decline.

WE CANNOT PREDICT WHETHER WE WILL BE SUCCESSFUL BECAUSE OUR BUSINESS STRATEGY IS LARGELY UNPROVEN

         We believe that we were the first competitive telecommunications company to widely provide high-speed Internet and network access using DSL technology. To date, our business strategy remains significantly unproven. To be successful, we must develop and market services that achieve broad commercial acceptance by Internet service provider, enterprise and telecommunications carrier customers in our targeted metropolitan statistical areas. Because our business and the demand for high-speed digital communications services are in the early stages of development, we are uncertain whether our services will achieve broad commercial acceptance.

         It is uncertain whether our strategy of selling and providing our service through the Internet service providers, telecommunication carriers and others will be successful. This strategy creates marketing, operational and other challenges and complexities that are less likely to appear in the case of a single entity providing integrated DSL and ISP services. For example, cable modem service providers, such as Excite@Home and Time Warner, market, sell and provide high-speed services, Internet access and content services on an integrated basis. Also, our new DSL + IP and VBSP services may adversely affect our relationship with our current ISP customers, since we will be providing some of the services that they provide. We do not anticipate that this will have a substantial adverse effect on our relationship with our ISP customers because we will be able to provide our ISP customers with these additional services at a lower cost then they would pay if they developed these additional services internally.

         Two recently-announced mergers and acquisitions--between America Online and Time Warner, and between NEXTLINK and Concentric Network--highlight a growing trend among service providers and telecommunications carriers to combine the marketing, selling and provision of high-speed data transmission services, Internet access and content services. While we do not believe that such combined entities providing integrated services will adversely affect our business, no assurance can be given that such combinations will not ultimately have such an adverse effect. Further, no assurance can be given that additional acquisitions of Internet service providers by traditional and local competitive telecommunications carriers, and other strategic alliances between such entities, will not harm our business.

         In light of our acquisition of Laser Link.Net, Inc. and other changes we have made in our business to provide Internet access services on a wholesale basis to Internet service providers, such as Prodigy and Juno On-Line, some of our existing Internet service provider customers may perceive us as a potential or actual competitor instead of as a supplier. Such Internet service providers may therefor reduce the volume or the rate of growth of the sales of our services, or may cease to resell our services. No assurance can be given that our provision of additional services, even on a wholesale-only basis, will not alienate some or all of our existing customers and thus harm our business.

WE MAY EXPERIENCE DECREASING PRICES FOR OUR SERVICES, WHICH MAY IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW

         We may experience decreasing prices for our services due to competition, volume-based pricing, an increase in the proportion of our revenues generated by our consumer services and other factors. Currently, we charge higher prices for some of our services than some of our competitors do for their similar services. As a result, we cannot assure you that our customers and their end-user customers will select our services over those of our competitors. In addition, prices for digital communications services in general have fallen historically, and we expect this trend to continue. We have provided and expect in the future to provide price discounts to customers that commit to sell our services to a large number of their end-user customers. Our consumer-grade services have lower prices than our business-grade services. As a result, expected increases in the percentage of our revenues which we derive from our consumer services will likely reduce our overall profit margins. We also expect to reduce prices periodically in the future to respond to competition and to generate increased sales volume. As a result, we cannot predict whether demand for our services will exist at prices that enable us to achieve profitability or positive cash flow.

OUR OPERATING RESULTS WILL SUFFER IF OUR ENTERPRISE CUSTOMERS DO NOT ROLL OUT OUR SERVICES FOLLOWING THEIR INITIAL PHASE OF DEPLOYING OUR SERVICES.

         Our practice with respect to our enterprise customers has been to enter into an arrangement to install our service initially for a small number of end-users. An enterprise customer decides whether to implement a broad roll out of our services after evaluating the results of this initial phase of deployment. Based on our experience to date, we believe that an enterprise customer's initial phase of deployment and its decision to roll out our service to additional end-users has taken at least six months, and has generally taken longer than we originally expected. As of December 31, 1999, a substantial majority of our enterprise customers had not yet rolled out our services broadly to their employees, and it is not certain when such rollouts will occur, if at all. We will not receive significant revenue from enterprise customers until and unless these rollouts occur. During this lengthy sales cycle we incur significant expenses in advance of the receipt of revenues. Therefore, if enterprise customers to roll out our services, it will have a materially adverse effect on our business, prospects, operating results and financial condition.

OUR BUSINESS WILL SUFFER IF OUR INTERNET SERVICE PROVIDERS, TELECOMMUNICATIONS CARRIERS AND OTHER THIRD PARTIES ARE NOT SUCCESSFUL IN MARKETING AND SELLING OUR SERVICES

         We market our Internet access services through Internet service providers, telecommunications carriers and other customers for resale to their business and consumer end-users. To date, a limited number of Internet service providers have accounted for the significant majority of our revenues. As a result, a significant reduction in the number of end-users or revenues provided by one or more of our key Internet service providers could materially harm our operating results in any given period. We expect that our Internet service provider customers and telecommunications carriers will account for the majority of our future market penetration and revenue growth. Our agreements with our customers are generally non-exclusive. Many of our customers also resell services offered by our competitors. In addition, a number of our customers have committed to provide large numbers of end-users in exchange for price discounts. If our customers do not meet their volume commitments or otherwise do not sell our services to as many end-users as we expect, our business will suffer.

         In addition, we entered into commercial agreements with each of AT&T, NEXTLINK and Qwest and more recently with WebMD. Our agreements with AT&T, NEXTLINK and Qwest provide for the purchase and resale of our services, primarily to their small business and enterprise customers. Our agreement with WebMD provides that we will be WebMD's preferred provider of broadband connectivity offering physician subscribers web-based multimedia and communication services designed to enhance their practices. To date, these relationships have not generated significant line orders. We cannot predict the number of line orders that AT&T, NEXTLINK, Qwest or WebMD will generate, if any, or whether line orders will be below our expectations. In addition, these and future relationships we may establish with other third parties may not result in significant line orders or revenues.

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY MAY DELAY OUR NETWORK EXPANSION AND SERVICE ROLLOUT

         Our strategy is to significantly expand our network within our existing metropolitan statistical areas and to deploy our network in substantially all of our 100 targeted metropolitan statistical areas by the end of 2000. The execution of this strategy involves:

          o    obtaining the required government authorizations;

          o identifying, accessing and initiating service in key central offices within existing and target regions;

          o designing, maintaining and upgrading adequate operational support, billing and collection systems;

          o obtaining central office space and maintaining connections between central offices;

          o obtaining phone lines and electronic ordering facilities from our traditional telephone company suppliers on a timely basis; and

          o entering into and renewing interconnection agreements with the appropriate traditional telephone companies on satisfactory terms and conditions.

     To accomplish this strategy, we must, among other things:

     -    market to and acquire a substantial number of customers and end-users;

     - continue to implement and improve our operational, financial and management information systems, including our client ordering, provisioning, dispatch, trouble ticketing and other operational systems as well as our billing, accounts receivable and payable tracking, collection, fixed assets and other financial management systems;

     - hire and train additional qualified management and technical personnel;

     - manage and resolve any disputes which may arise with our traditional telephone company suppliers;

     - establish and maintain relationships with third parties to market and sell our services, install network equipment and provide field service; and

     -    continue to expand and upgrade our network infrastructure.

     We may be unable to do these things successfully. As a result, we may be unable to deploy our network as scheduled or achieve the operational growth necessary to achieve our business strategy.

     Our growth has placed, and is expected to continue to place, significant demands on our management and operational resources. We expect to continue to significantly increase our employee base to support the deployment of our network. We also expect to implement system upgrades, new software systems and other enhancements, which could cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers' expectations. We expect these demands to require the addition of new management personnel and the increased outsourcing of Company functions to third parties. We may be unable to do this successfully, in which case we could experience a reduction in the growth of our line orders and therefore our revenues.

     In February to March 2000, we deployed new software systems that caused some disruption to our business while enhancing the productivity and efficiency of certain operational practices. Future changes in our processes that we introduce or we are required to introduce as a result of our arrangements with the traditional telephone companies could cause similar or more serious disruption to our ability to provide our services and to our overall business.

     Thus far we have electronically linked our own ordering software systems to the software systems of only one of the traditional telephone companies. Such electronic linkage is essential for us to successfully place a large volume of orders for access to telephone wires. There is no assurance that we will be successful in electronically linking our software system to those of all of the traditional telephone companies who we rely on for the supply of access to their telephone wires. Our failure to electronically link our systems with those of all major traditional telephone companies would severely harm our ability to provide our services in large volume to our customers.

REJECTIONS OF OUR APPLICATIONS FOR CENTRAL OFFICE SPACE BY TRADITIONAL TELEPHONE COMPANIES ARE LIKELY TO DELAY THE EXPANSION OF OUR NETWORK AND THE ROLL OUT OF OUR SERVICES

     We must secure physical space from traditional telephone companies for our equipment in their central offices in order to provide our services in our targeted metropolitan statistical areas. In the past, we have experienced rejections of our applications to secure this space in many central offices, and we continue to receive rejections in some central offices.

     We expect that, as we proceed with our deployment, we will face additional rejections of our applications for central office space in our other targeted metropolitan statistical areas. These rejections have in the past resulted, and could in the future result, in delays and increased expenses in the rollout of our services in our targeted metropolitan statistical areas, including delays and expenses associated with engaging in legal proceedings with the traditional telephone companies. This has harmed our business and is likely to continue to harm our business in the future periods.

     We face other challenges in dealing with the traditional telephone companies:

     - there may be real limitations on the availability of central office space in certain central offices;

     - they frequently claim lack of available facilities when asked by us to provide connections between central offices and telephone wires to end-users;

     - they frequently fail to promise delivery of, and actually deliver, properly connected telephone wires to our end-users on time;

     - they frequently do not cooperate in providing us with relevant telephone wire information such as the length of the wire;

     - they frequently do not deploy and provide us with integrated software systems that allow us to seamlessly place large volumes of orders for telephone lines; and

     - they frequently do not cooperate in maintaining and resolving problems relating to delivery of telephone lines.

     We are engaged in a variety of negotiations, regulatory disputes and legal actions to resolve these situations. We may be unable to resolve these matters successfully.

     The FCC has been reviewing the policies and practices of the traditional telephone companies with the goal of facilitating the efforts of competitive telecommunications companies to obtain central office space and telephone wires more easily and on more favorable terms. On March 31, 1999, the FCC adopted rules to make it easier and less expensive for competitive telecommunications companies to obtain central office space and to require traditional telephone companies to make new alternative arrangements for obtaining central office space. However, the FCC's new rules have not been uniformly implemented in a timely manner, may not ultimately enhance our ability to obtain central office space, and have been subject to litigation.

     Moreover, in March 2000, a federal appeals court struck portions of the FCC's new rules, and has required the FCC to reconsider and review those rules. In particular, the appeals court has required the FCC to revise its rules concerning the types of equipment that we may collocate on the traditional telephone company premises and the steps that traditional telephone companies may take to separate their equipment from our equipment. The traditional telephone companies may implement the court's ruling and any subsequent FCC rules in a manner that impairs our ability to obtain collocation space and collocate the equipment of our choice on their premises. Such actions by the traditional telephone companies could adversely affect our business and disrupt our existing network design, configuration and services.

CHARGES FOR UNBUNDLED NETWORK ELEMENTS ARE OUTSIDE OF OUR CONTROL BECAUSE THEY ARE PROPOSED BY THE TRADITIONAL TELEPHONE COMPANIES AND ARE SUBJECT TO COSTLY REGULATORY APPROVAL PROCESSES

     Traditional telephone companies provide the unbundled DSL-capable lines or telephone wires that connect each end-user to our equipment located in the central offices. The 1996 Telecommunications Act generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. The nonrecurring and recurring monthly charges for DSL-capable lines (telephone wires) that we require vary greatly. These rates are subject to the approval of the state regulatory commissions. The rate approval processes for DSL-capable lines and other unbundled network elements typically involve a lengthy review of the rates proposed by the traditional telephone companies in each state. The ultimate rates approved typically depend on the traditional telephone company's initial rate proposals and the policies of the state public utility commission. These rate approval proceedings are time-consuming and expensive. Consequently, we are subject to the risk that the non-recurring and recurring charges for DSL-capable lines and other unbundled network elements will increase based on rates proposed by the traditional telephone companies and approved by state regulatory commissions from time to time, which would harm our operating results.

THE FAILURE OF TRADITIONAL TELEPHONE COMPANIES TO ADEQUATELY PROVIDE TRANSMISSION FACILITIES AND PROVISION TELEPHONE WIRES IS LIKELY TO IMPAIR OUR ABILITY TO INSTALL LINES AND ADVERSELY AFFECT OUR GROWTH RATE

     We interconnect with and use traditional telephone companies' networks to service our customers. This presents a number of challenges because we depend on traditional telephone companies:

     - to use their technology and capabilities to meet certain telecommunications needs of our customers and to maintain our service standards;

     - to cooperate with us for the provision and maintenance of transmission facilities; and

     - to provide the services and network components that we order, for which they depend significantly on unionized labor. Labor issues have in the past, and may in the future, hurt the telephone companies' performance.

     Our dependence on the traditional telephone companies has caused and could continue to cause us to encounter delays in establishing our network and providing higher speed DSL services. We rely on the traditional telephone companies to provision telephone wires to our customers and end-users. We must establish efficient procedures for ordering, provisioning, maintaining and repairing large volumes of DSL capable lines from the traditional telephone companies. We must also establish satisfactory electronic billing and payment arrangements with the traditional telephone companies. We may not be able to do these things in a manner that will allow us to retain and grow our customer and end-user base.

     It has been and continues to be our experience that, at any given time, one or more of the traditional telephone companies will fail to deliver the central office space, transmission facilities, telephone wires or other elements, features and functions that our business requires. For example, the traditional telephone companies currently are significantly impairing our ability to efficiently install our services, and this has adversely affected the growth in the volume of orders we receive. The failure of the traditional telephone companies to consistently and adequately deliver operable telephone wires to us on time has significantly contributed to an increase in the backlog of uninstalled orders. The continued inadequate performance of the traditional telephone companies could slow the growth in our revenues and reduce the growth in orders placed by our customers, which could materially harm our business.

     On November 18, 1999, the FCC decided that the traditional local telephone companies must provide us and other competitive local exchange carriers with access to line sharing. This would allow us to provide our services over the same telephone wire used by the traditional telephone companies to provide analog voice services. The FCC has directed the traditional local telephone companies to enter into agreements with competitors, such as ourselves, and take the necessary steps to provide such access by mid-2000. However, it is unclear whether the traditional telephone companies will provide us with such access in a meaningful way this year.

     The rates, terms and conditions of line sharing access have not yet been mutually agreed to between the traditional local phone companies and us. State commissions have not yet arbitrated disputes or set line sharing rates in connection with failed negotiations between traditional local phone companies and us. The efforts of traditional local telephone companies to provide us with line sharing may inadvertently or purposefully cause disruption and dislocation to our existing processes for obtaining full telephone lines and our ability to provide our services.

WE DEPEND ON THE TRADITIONAL TELEPHONE COMPANIES FOR THE QUALITY AND AVAILABILITY OF THE TELEPHONE WIRES THAT WE USE

     We depend significantly on the quality and availability of the traditional telephone companies' telephone wires, shared lines and the traditional telephone companies' maintenance of such wires. We may not be able to obtain the telephone wires and the services we require from the traditional telephone companies at satisfactory quality levels, rates, terms and conditions. Our inability to do so could delay the expansion of our network and degrade the quality of our services to our customers.

OUR BUSINESS WILL SUFFER IF OUR INTERCONNECTION AGREEMENTS ARE NOT RENEWED OR IF THEY ARE MODIFIED ON UNFAVORABLE TERMS

     We are required to enter into and implement interconnection agreements in each of our targeted metropolitan statistical areas with the appropriate traditional telephone companies in order to provide service in those regions. We have not yet entered into all of the interconnection agreements we require to complete our 100 metropolitan statistical area build-out. We may be unable to timely enter into these agreements, which is prerequisite for us to provide service in those areas. Many of our existing interconnection agreements have a maximum term of three years. Therefore, we will have to renegotiate these agreements with the traditional telephone companies when they expire. We may not succeed in extending or renegotiating them on favorable terms or at all.

     Additionally, disputes have arisen and will continue to arise in the future as a result of differences in interpretations of the interconnection agreements. For example, we are in litigation proceedings with certain of the traditional telephone companies. These disputes have delayed the deployment of our network, and resolution of the litigated matters will cause us ongoing expenditure of money and management time. They may have also negatively affected our service to our customers and our ability to enter into additional interconnection agreements with the traditional telephone companies in other states. In addition, the interconnection agreements are subject to state commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that harms our business.

THE MARKETS WE FACE ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES

     The markets we face for business and consumer Internet access and RLAN access services are intensely competitive. We expect that these markets will become increasingly competitive in the future. In addition, the traditional telephone companies dominate the current market and have a monopoly on telephone wires. We pose a competitive risk to the traditional telephone companies and, as both our competitors and our suppliers, they have the ability and the motivation to harm our business. We also face competition from cable modem service providers, competitive telecommunications companies traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers. Many of these competitors have longer operating histories, greater name recognition, better strategic relationships and significantly greater financial, technical or marketing resources than we do. As a result, these competitors:

     - may be able to develop and adopt new or emerging technologies and respond to changes in customer requirements or devote greater resources to the development, promotion and sale of their products and services more effectively than we can;

     -    may form new alliances and rapidly acquire significant market share;
          and

     - may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing high-speed digital services.

     The intense competition from our competitors, including the traditional telephone companies, the cable modem service providers and the competitive telecommunications companies could harm our business.

     The traditional telephone companies represent the dominant competition in all of our target service areas, and we expect this competition to intensify. For example, they have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own telephone wires and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. Certain of the traditional telephone companies have aggressively priced their consumer DSL services as low as $19-$29 per month, placing pricing pressure on our TeleSurfer services. While we may be allowed to provide our data services over the same telephone wires that they provide analog voice services, we may be unable to obtain this ability. Even if we do obtain this ability, there is no assurance that we will be permitted to provide our services in this manner without running into operational or technical obstacles; including those created by the traditional telephone companies. Further, they can offer service to end-users from certain central offices where we are unable to secure central office space and offer service. Accordingly, we may be unable to compete successfully against the traditional telephone companies.

     Cable modem service providers, such as Excite@Home and MediaOne (and their respective cable partners), are deploying high-speed Internet access services over coaxial cable networks. Where deployed, these networks provide similar, and in some cases, higher-speed Internet access and RLAN access than we provide. They also offer these services at lower price points than our TeleSurfer services. As a result, competition with the cable modem service providers may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for our services.

     Many competitive telecommunications companies offer high-speed data services using a business strategy similar to ours. Some of these competitors have begun offering DSL-based access services and others are likely to do so in the future. In addition, some competitive telecommunications companies have extensive fiber networks in many metropolitan areas primarily providing high-speed digital and voice circuits to large corporations, and have interconnection agreements with traditional telephone companies pursuant to which they have acquired central office space in many of our existing and target markets. Further, certain of our customers have made investments in our competitors. As a result of these factors, we may be unsuccessful in generating a significant number of new customers or retaining existing customers.

OUR LEVERAGE IS SUBSTANTIAL AND WILL INCREASE, MAKING IT MORE DIFFICULT TO RESPOND TO CHANGING BUSINESS CONDITIONS

     After giving effect to the issuance of the 2000 notes, as of December 31, 1999, on a pro forma basis, we had approximately $800.0 million of long-term obligations (including current portion), which consists primarily of the 1998 notes, the 1999 notes and the 2000 notes. Because the 1998 notes accrete to $260 million through March 2003, we will become increasingly leveraged until then, whether or not we incur new indebtedness in the future. We may also incur additional indebtedness in the future, subject to certain restrictions contained in the indentures governing the 1998 notes, the 1999 notes and the 2000 notes, to finance the continued development, commercial deployment and expansion of our network and for funding operating losses or to take advantage of unanticipated opportunities. The degree to which we are leveraged could have important consequences. For example, it could:

     - materially limit or impair our ability to obtain additional financing or refinancing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - require us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which reduces the availability of cash flow to fund working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - limit our ability to redeem the 1998 notes, the 1999 notes and the 2000 notes in the event of a change of control; and

     - increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR INDEBTEDNESS; OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

     We expect to continue to generate substantial net losses and negative cash flow for at least the next several years. We may be unable to maintain a level of cash flow from operations sufficient to permit us to pay the principal and interest on our current indebtedness and the 2000 notes, and any additional indebtedness we may incur. The 1998 notes accrete to $260 million through March 2003 and we must begin paying cash interest on those notes in September 2003. In addition, we began paying cash interest on the 1999 notes in August 1999 and will begin paying cash interest on the 2000 notes in August 2000. We have provided for the first six payments on the 1999 notes by setting aside approximately $74.1 million in government securities to fund such payments.

     Our ability to make scheduled payments with respect to indebtedness will depend upon, among other things:

     -    our ability to achieve significant and sustained growth in cash flow;

     -    the rate and success of the commercial deployment of our network;

     -    successful operation of our network;

     - the market acceptance, customer demand, rate of utilization and pricing for our services;

     - our ability to successfully complete development, upgrades and enhancements of our network;

     -    and our ability to complete additional financings, as necessary.

     Each of these factors is affected by economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow to service our indebtedness, we may have to reduce or delay network deployments, restructure or refinance our indebtedness or seek additional equity capital, strategies that may not enable us to service and repay our indebtedness. Any failure to satisfy our obligations with respect to the 1998 notes, the 1999 notes or the 2000 notes at or before maturity would be a default under the related indentures and could cause a default under agreements governing our other indebtedness. If such defaults occur, the holders of the indebtedness would have enforcement rights, including the right to accelerate payment of the entire amount of the debt and the right to commence an involuntary bankruptcy proceeding against us.

OUR INTELLECTUAL PROPERTY PROTECTION MAY BE INADEQUATE TO PROTECT OUR PROPRIETARY RIGHTS, AND WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS

     We regard certain aspects of our products, services and technology as proprietary. We attempt to protect them with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. These methods may not be sufficient to protect our technology. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

     Currently, we have been issued one patent and we have a number of additional patent applications pending. We intend to prepare additional applications and to seek patent protection for our systems and services. These patents may not be issued to us. If issued, they may not protect our intellectual property from competition. Competitors could seek to design around or invalidate these patents.

     Effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. The steps that we have taken may not prevent misappropriation or infringement of our technology. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business.

     In addition, others may sue us with respect to infringement of their intellectual property rights. Last year we were sued by Bell Atlantic for an alleged infringement of a patent issued to them September 1998 entitled "Variable Rate and Variable Mode Transmission System." Although the court recently held that we do not infringe Bell Atlantic's patent, Bell Atlantic is seeking reconsideration of this ruling and this ruling is still subject to appeal. As litigation is inherently unpredictable, there is no guarantee that we will prevail on a motion for reconsideration or on an appeal of this ruling. An unfavorable outcome on appeal of this ruling, or in any other lawsuit that may be brought against us, could limit our ability to provide all our services and require us to pay damages, which could significantly harm our business.

WE WILL NEED ADDITIONAL FUNDS IN THE FUTURE IN ORDER TO CONTINUE TO GROW OUR BUSINESS

     We believe our current capital resources combined with the proceeds of this offering will be sufficient for our funding and working capital requirements for the deployment and operation of our network for at least the next twelve months. Thereafter, we may be required to raise additional capital through the issuance of debt or equity financings. We may choose to raise additional capital sooner, depending on market conditions. The actual amount and timing of our future capital requirements will depend upon a number of factors, including:

     - the number of geographic areas targeted and entered and the timing of entry and services offered;

     -    network deployment schedules and associated costs;

     - the rate at which customers and end-users purchase our services and the pricing of such services;

     - the level of marketing required to acquire and retain customers and to attain a competitive position in each region we enter;

     - the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology; and

     - investment opportunities in complementary businesses, acquisitions or other opportunities.

     We also may be unsuccessful in raising sufficient capital at all or on terms that we consider acceptable. If this happens, our ability to continue to expand our business or respond to competitive developments would be impaired.

     In addition, indentures governing our existing indebtedness contain covenants that may restrict our business activities and our ability to raise additional funds. As a result, we may not be able to undertake certain activities which management believes are in our best interest to develop our business. We also may be unable to raise as much additional funding through the issuance of debt securities as we may need in the future. This could require us to raise funding through the issuance of equity securities or amend our indentures, which we may be unable to do on acceptable terms.

THE SCALABILITY AND SPEED OF OUR NETWORK REMAIN LARGELY UNPROVEN

     As of February 29, 2000, we had deployed our network in a total of 62 metropolitan statistical areas, many of which have been deployed only in the last several months. As a result, the ability of our DSL networks and operational support systems to connect and manage a substantial number of online end-users at high speeds is still unknown. Consequently, there remains a risk that we may not be able to scale our network and operational support systems up to our expected end-user numbers while achieving superior performance. Peak digital data transmission speeds currently offered across our DSL networks are
1.5 megabits per second downstream. However, the actual data transmission speeds over our network could be significantly slower and will depend on a variety of factors, including:

     -    the type of DSL technology deployed;

     -    the distance an end-user is located from a central office;

     -    the configuration of the telecommunications line being used;

     - quality of the telephone wires provisioned by traditional telephone companies; and

     -    our operational support systems which manage our network.

     As a result, our network may be unable to achieve and maintain the highest possible digital transmission speed. Our failure to achieve or maintain high-speed digital transmissions would significantly reduce customer and end-user demand for our services.

INTERFERENCE IN THE TRADITIONAL TELEPHONE COMPANIES' COPPER PLANT COULD DEGRADE THE PERFORMANCE OF OUR SERVICES

     Certain tests indicate that some types of DSL technology may cause interference with, and be interfered with by other signals present in a traditional telephone company's copper plant, usually with lines in close proximity. In addition, if and when we obtain line sharing from the traditional local telephone companies, our deployment of our ADSL data services could interfere with the voice services of the traditional local telephone companies carried over the same line or adjacent lines. If it occurs, such interference could cause degradation of performance of our services or the services of the traditional local telephone companies and render us unable to offer our services on selected lines. The amount and extent of such interference will depend on the condition of the traditional telephone company's copper plant and the number and distribution of DSL and other signals in such plant and cannot now be ascertained.

     When interference occurs, it is difficult to detect. The procedures to resolve interference issues between competitive telecommunications companies and traditional telephone companies are still being developed and may not be effective. In the past we have agreed to interference resolution procedures with certain traditional telephone companies. However, we may be unable to successfully negotiate similar procedures with other traditional telephone companies in future interconnection agreements or in renewals of existing interconnection agreements. In addition, the failure of the traditional telephone companies to take timely action to resolve interference issues could harm the provision of our services. If our TeleSpeed and TeleSurfer services cause widespread network degradation or are perceived to cause that type of interference, actions by the traditional telephone companies or state or federal regulators could harm our reputation, brand image, service quality, customer satisfaction and retention, and overall business. Moreover, ostensible interference concerns have in the past been, continue to currently and may in the future be used by the traditional telephone companies as a pretext to delay the deployment of our services and otherwise harm our business.

A SYSTEM FAILURE COULD DELAY OR INTERRUPT SERVICE TO OUR CUSTOMERS

     Our operations depend upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or any our regional data centers could cause interruptions in our services. Additionally, failure of a traditional telephone company or other service provider, such as competitive telecommunications companies, to provide communications capacity that we require, as a result of a natural disaster, operational disruption any other reason, could cause interruptions in our services. Any damage or failure that causes interruptions in our operations could harm our business.

A BREACH OF NETWORK SECURITY COULD DELAY OR INTERRUPT SERVICE TO OUR CUSTOMERS

     Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet service provider, telecommunications carrier and corporate networks have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, current and former employees and others. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems of our customers and the customers' end-users. This might result in liability to our customers and also might deter potential customers. We intend to implement security measures that are standard within the telecommunications industry and newly developed security measures. We have not done so yet and may not implement such measures in a timely manner. Moreover, if and when implemented, such measures may be circumvented, and eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and such customers' end-users, which could harm our business.

WE DEPEND ON A LIMITED NUMBER OF THIRD PARTIES FOR EQUIPMENT SUPPLY AND INSTALLATION

     We rely on outside parties to manufacture our network equipment. This equipment includes:

     -    digital subscriber line access multiplexers;

     -    customer premise equipment modems;

     -    network routing and switching hardware;

     -    network management software;

     -    systems management software; and

     -    database management software.

     As we sign additional service contracts, we will need to increase significantly the amount of manufacturing and other services supplied by third parties in order to meet our contractual commitments. For example, we have a service arrangement with Lucent Technologies Inc. to increase our ability to install our central office facilities and associated equipment.

     We have in the past experienced supply problems with certain of our vendors. These vendors may not be able to meet our needs in a satisfactory and timely manner in the future. In addition, we may not be able to obtain additional vendors when needed. We have identified alternative suppliers for technologies that we consider critical. However, it could take us a significant period of time to establish relationships with alternative suppliers for critical technologies and substitute their technologies into our network.

     Our reliance on third-party vendors involves additional risks, including:

     -    the absence of guaranteed capacity; and

     - reduced control over delivery schedules, quality assurance, production yields and costs.

     The loss of any of our relationships with these suppliers could harm our business.

OUR SUCCESS DEPENDS ON OUR RETENTION OF CERTAIN KEY PERSONNEL, OUR ABILITY TO HIRE ADDITIONAL KEY PERSONNEL AND THE MAINTENANCE OF GOOD LABOR RELATIONS

     We depend on the performance of our executive officers and key employees. In particular, our senior management has significant experience in the data communications, telecommunications and personal computer industries, and the loss of any of them could negatively affect our ability to execute our business strategy. Additionally, we do not have "key person" life insurance policies on any of our employees.

     Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, sales, marketing, legal and managerial personnel in connection with our expansion within our existing regions and the deployment, legal and marketing of our network into targeted regions. Competition for such qualified personnel is intense. This is particularly the case in software development, network engineering and product management. We also may be unable to attract, assimilate or retain other highly qualified technical, operations, sales, marketing and managerial personnel. Our business will be harmed if we cannot attract the necessary technical, sales, marketing and managerial personnel. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

WE HAVE AND MAY MAKE ACQUISITIONS OF COMPLEMENTARY TECHNOLOGIES OR BUSINESSES IN THE FUTURE, WHICH MAY DISRUPT OUR BUSINESS AND BE DILUTIVE TO OUR EXISTING STOCKHOLDERS

     In addition to our acquisition of Laser Link.Net, Inc., we intend to consider acquisitions of businesses and technologies in the future on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any of these factors could materially harm our business or our operating results in a given period.

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

OUR STOCK PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE

     The trading price of our Common Stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to factors such as the following:

     -    actual or anticipated variations in quarterly operating results;

     - announcements of new products or services by us or our competitors or new competing technologies;

     -    the addition or loss of ISP or enterprise customers or subscribers;

     - changes in financial estimates or recommendations by securities analysts,

     - the adoption of new, or changes in existing, accounting rules, guidelines and practices, which may materially impact our financial statements and may materially alter the expectations of securities analysts or investors;

     - conditions or trends in the telecommunications industry, including regulatory developments;

     -    growth of the Internet and online commerce industries;

     - announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     -    additions or departures of key personnel;

     - future equity or debt offerings or our announcements of such offerings;

     -    general market and general economic conditions; and

     -    other events or factors, many of which are beyond our control.

     With respect to changes in accounting rules, guidelines or practices, Staff Accounting Bulletin 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements," was issued in December 1999 by the Securities and Exchange Commission. SAB 101 provides that, in certain circumstances, revenues which are received in the first month of a contract might have to be recognized over an extended period of time, instead of in the first month of the contract. While we believe that SAB 101 will not have a material impact on our financial statements, the full impact of SAB 101 on us has not yet been determined.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

     Sales of a substantial number of shares of our Common Stock in the public market, or the appearance that such shares available for sale, could adversely affect the market price for our Common Stock. As of March 24, 2000, we will have 95,600,104 shares of Common Stock outstanding (not including our Class B Common Stock). We have a significant number of shares which are not currently publicly traded but are available for immediate resale to the public, subject to certain volume limitations and under the securities laws and lock-up arrangements. We also have 2,951,588 shares of our Common Stock remaining that are reserved for issuance pursuant to options under our 1997 Stock Plan, of which 17,744,288 shares were subject to outstanding options at March 24, 2000. We have also reserved 1,500,000 shares of Common Stock for issuance under our 1998 Employee Stock Purchase Plan. Shares underlying vested options are generally eligible for immediate resale in the public market.

     Furthermore, a significant portion of our stockholders have certain registration rights with respect to their shares, including the holders of our Class B Common Stock with respect to the 3,588,286 shares of Common Stock issuable upon conversion of their Class B Common Stock. Our Class B Common Stock is convertible into Common Stock beginning January 2000.

ANTITAKEOVER EFFECTS OF CERTAIN CHARTER AND BYLAW PROVISIONS, DELAWARE LAW, OUR INDENTURES AND STOCKHOLDER PROTECTION RIGHTS PLAN

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

     The indentures relating to the 1998 notes, 1999 notes and 2000 notes provide that, in the event of certain changes in control, each holder of the notes will have the right to require us to repurchase such holder's notes at a premium over the aggregate principal amount or the accreted value, as the case may be, of such debt. In addition, our Stockholder Protection Rights Plan contains provisions that make a hostile takeover prohibitively expensive and, in effect, requires interested suitors to cooperate with the Board of Directors prior to acquiring more than 15% of the Company. There is no guarantee that the Stockholder Protection Rights Plan will not discourage takeover attempts which would otherwise result in a premium to our stockholders.

     The provisions in the charter, bylaws, indentures and Stockholder Protection Rights Plan could have the effect of discouraging others from making tender offers for our shares and, as a consequence, they also may inhibit increases in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

WE MAY MAKE ACQUISITIONS OF TECHNOLOGIES OR BUSINESSES WHICH MAY DISRUPT OUR BUSINESS AND BE DILUTIVE TO OUR EXISTING STOCKHOLDERS

     We intend to consider acquisitions of businesses and technologies in the future on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any of these factors could materially harm our business or our operating results in a given period or could cause our stock price to decline.

OUR FAILURE AND THE FAILURE OF THIRD PARTIES TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code filed and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

     We have reviewed our internally developed information technology systems and programs and believe that our systems are Year 2000 compliant and that there are not significant Year 2000 issues within our systems or services. We have not reviewed our non-information technology systems for Year 2000 issues relating to embedded microprocessors. To the extent that such issues exist, these systems may need to be replaced or upgraded to become Year 2000 compliant. We believe that our non-information technology systems will not present any significant Year 2000 issues, although there can be no assurance in this regard. In addition, we utilize third-party equipment and software and interact with traditional telephone companies that have equipment and software that may not be Year 2000 compliant. Failure of such third-party or traditional telephone company equipment or software to operate properly with regard to the year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, prospects, operating results and financial condition.

     To date, we have not experienced any problems in complying with Year 2000 requirements, nor have we experienced any operational difficulties related to Year 2000 issues.

THE BROADBAND COMMUNICATIONS INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGES, AND NEW TECHNOLOGIES MAY BE SUPERIOR TO THE TECHNOLOGY WE USE

     The broadband communications industry is subject to rapid and significant technological change, including continuing developments in DSL technology, which does not presently have widely accepted standards, and alternative technologies for providing broadband communications such as cable modem technology. As a consequence:

     - we will rely on third parties, including some of our competitors and potential competitors, to develop and provide us with access to communications and networking technology;

     - our success will depend on our ability to anticipate or adapt to new technology on a timely basis; and

     - we expect that new products and technologies will emerge that may be superior to, or may not be compatible with, our products and technologies.

     If we fail to adapt successfully to technological changes or fail to obtain access to important technologies, our business will suffer.

OUR STRATEGY DEPENDS ON GROWTH IN DEMAND FOR DSL-BASED SERVICES

     The demand for high-speed Internet and RLAN access is in the early stages of development. As a result, we cannot predict the rate at which this demand will grow, if at all, or whether new or increased competition will result in satisfying all demand. Various providers of high-speed digital communications services are testing products from various suppliers for various applications. We do not know whether DSL will offer the same or more attractive price-performance characteristics. Critical issues concerning commercial use of DSL for Internet and RLAN access, including security, reliability ease and cost of access and quality of service remain unresolved and may impact the growth of such services. If the demand for our services grows more slowly than we anticipate or is satisfied by competitors, our ability to achieve revenue growth and positive cash flow will be harmed.

WE MUST COMPLY WITH FEDERAL AND STATE TAX AND OTHER SURCHARGES ON OUR SERVICE THE LEVELS OF WHICH ARE UNCERTAIN

     Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate services and intrastate services. Interstate surcharges include Federal Universal Service Fees, Common Carrier Regulatory Fees and TRS Fund fees. In addition, state regulators impose similar surcharges and fees on intrastate services. The division of our services between interest services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or relevant state commission authorities. A change in the characterization of their jurisdictions could cause our payment obligations, pursuant to the relevant surcharges, to increase. In addition, pursuant to periodic revisions by state and federal regulators of the applicable surcharges, we may be subject to increases in the surcharges and fees currently paid.

OUR SERVICES ARE SUBJECT TO GOVERNMENT REGULATION, AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

     Our services are subject to federal, state and local government regulations. The 1996 Telecommunications Act, which became effective in February 1996, introduced widespread changes in the regulation of the telecommunications industry, including the digital access services segment in which we operate. The 1996 Telecommunications Act eliminates many of the pre-existing legal barriers to competition in the telecommunications services business and sets basic criteria for relationships between telecommunications providers.

     Among other things, the 1996 Telecommunications Act removes barriers to entry in the local exchange telephone market by preempting state and local laws that restrict competition by providing competitors interconnection, access to unbundled network elements and retail services at wholesale rates. The FCC's primary rules interpreting the 1996 Telecommunications Act, which were issued on August 8, 1996, have been reviewed by the U.S. Court of Appeals for the Eighth Circuit and the U. S court of Appeals for the District of Columbia, which has overruled certain of the FCC's rules. While the U.S. Supreme Court overruled the Eighth Circuit in January 1999 and upheld the FCC rules, the District of Columbia's ruling remains intact. We have entered into competitive interconnection agreements using the federal guidelines established in the FCC's first interconnection order. In September 1999, the FCC, in response to the Supreme Court decision in January 1999, issued new definitions of unbundled network elements.

     We have not entered into interconnection agreements that take advantage of these new federal guidelines. We anticipate that traditional and local telephone companies will challenge these new definitions in regulatory proceedings. In addition, the FCC's pricing method for unbundled network elements is under review at the Eighth Circuit. Any unfavorable decisions by the courts, the FCC or state telecommunications regulatory commissions could harm our business.

     In August 1998, the FCC proposed new rules that would allow traditional telephone companies to provide their own DSL services free from traditional telephone company regulation through a separate affiliate. The provision of DSL services by an affiliate of a traditional telephone company not subject to such regulation could harm our business.

     Moreover, in March 2000, a federal appeals court struck portions of the FCC's new rules, and has required the FCC to reconsider and review those rules. In particular, the appeals court has required the FCC to revise its rules concerning the types of equipment that we may collocate on the traditional telephone company premises and the steps that traditional telephone companies may take to separate their equipment from our equipment. The traditional telephone companies may implement the court's ruling and any subsequent FCC rules in a manner that impairs our ability to obtain collocation space and collocate the equipment of our choice on their premises. Such actions by the traditional telephone companies could adversely affect our business and disrupt our existing network design, configuration and services.

     Changes to current regulations, the adoption of new regulations by the FCC or state regulatory authorities, court decisions or legislative initiatives, such as changes to the 1996 Telecommunications Act, could harm our business. For further details of the government regulation to which we are subject see "Business--Government Regulation."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness as of December 31, 1999, including our 1998 notes, our 1999 notes and our 2000 notes, is fixed-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Covad Communications Group, Inc.

     We have audited the accompanying consolidated balance sheets of Covad Communications Group, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to herein present fairly, in all material respects, the consolidated financial position of Covad Communications Group, Inc. as of December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                           /S/ ERNST & YOUNG LLP
                                                           ---------------------

Walnut Creek, California
January 21, 2000, except for Note 9,
as to which the date is March 20, 2000

                        COVAD COMMUNICATIONS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                 DECEMBER 31,
                                                                             ---------------------
                                                                               1998       1999
CURRENT ASSETS:
Cash and cash equivalents.................................................    $ 64,450  $  216,038
Accounts receivable, net of allowances for uncollectibles of $220 and
  $2,857 at December 31, 1998 and 1999....................................       1,933      15,393
Short-term investments....................................................           -     551,319
Unbilled revenue..........................................................         663       5,419
Inventories, net of reserves of $0 and $735 at December 31, 1998 and 1999.         946       8,547
Prepaid expenses..........................................................       1,183       6,048
Other current assets......................................................         514       1,219
                                                                             ---------- ----------
    Total current assets..................................................      69,689     803,983
PROPERTY AND EQUIPMENT:
Networks and communication equipment......................................      55,189     233,260
Computer equipment........................................................       4,426      24,057
Furniture and fixtures....................................................       1,119       4,383
Leasehold improvements....................................................       1,887       6,884
Land......................................................................           -       1,120
                                                                             ---------- ----------
                                                                                62,621     269,704
Less accumulated depreciation and amortization............................      (3,476)    (32,162)
                                                                             ---------- ----------
    Net property and equipment............................................      59,145     237,542
OTHER ASSETS:
Restricted cash...........................................................         225      63,308
Deposits..................................................................         337       1,131
Deferred debt issuance costs, net.........................................       8,112      12,369
Deferred charge, net......................................................           -      20,529
Other long term assets....................................................       1,911       8,744
                                                                             ---------- ----------
    Total other assets....................................................      10,585     106,081
                                                                             ---------- ----------
    Total assets..........................................................    $139,419  $1,147,606
                                                                             ========== ==========

                                                                              LIABILITIES AND
                                                                            STOCKHOLDERS' EQUITY
                                                                          (NET CAPITAL DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable..........................................................    $ 14,975   $ 41,126
Unearned revenue..........................................................         551      5,238
Accrued network costs.....................................................       1,866      8,798
Other accrued liabilities.................................................       3,854     27,104
Current portion of capital lease obligations..............................         263        268
                                                                             ---------- ----------
    Total current liabilities.............................................      21,509     82,534

Long-term debt, net of discount...........................................     142,300    374,737
Long-term capital lease obligations.......................................         316         44
                                                                             ---------- ----------
          Total liabilities...............................................     164,125    457,315

Commitments and contingencies (see notes 4 and 8)

STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
Preferred stock ($0.001 par value):
  Authorized shares--30,000,000 at December 1998, and 1999
  Issued and outstanding shares--18,246,162 at December 31, 1998 and 0 at
    December 31, 1999                                                               18          -
Common Stock ($0.001 par value):
  Authorized shares--65,000,000 at December 31, 1998 and 190,000,000 at
    December 31, 1999
  Issued and outstanding shares--17,660,996 at December 31, 1998 and
    88,220,877 at December 31, 1999                                                 12         82
Common Stock - Class B ($0.001 par value)
  Authorized shares - 0 at December 31, 1998 and 10,000,000 at
    December 31, 1999
  Issued and outstanding shares - 0 at December 31, 1998 and 6,379,177 at
    December 31, 1999                                                                -          6
Additional paid-in capital................................................      30,685    851,589
Deferred compensation.....................................................     (4,688)    (6,513)
Accumulated other comprehensive income, net of tax effect.................           -     91,257
Accumulated (deficit) ....................................................    (50,733)  (246,130)
                                                                            ---------- ----------
  Total stockholders' equity (net capital deficiency).....................    (24,706)    690,291
                                                                            ---------- ----------
  Total liabilities and stockholders' equity (net capital deficiency).....  $ 139,419  $1,147,606
                                                                            ========== ==========

                 See Notes to Consolidated Financial Statements

                        COVAD COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                       1997        1998        1999
                                                                  ------------  -----------  ----------
Revenues.......................................................... $       26    $   5,326    $ 66,488
Operating expenses:
     Network and product costs....................................         54        4,562      55,347
     Sales, marketing, general and administrative.................      2,374       31,043     140,372
     Amortization of deferred compensation........................        295        3,997       4,768
     Depreciation and amortization................................         70        3,406      37,602
                                                                  ------------  ----------- -----------
          Total operating expenses................................      2,793       43,008     238,089
                                                                  ------------  ----------- -----------
Loss from operations..............................................     (2,767)     (37,682)   (171,601)
Interest income (expense):
     Interest income..............................................        167        4,778      20,676
     Interest expense.............................................        (12)     (15,217)    (44,472)
                                                                  ------------  ----------- -----------
     Net interest income (expense)................................        155      (10,439)    (23,796)
                                                                  ------------  ----------- -----------
Net loss..........................................................     (2,612)     (48,121)   (195,397)
Preferred dividends...............................................        ---          ---      (1,146)
                                                                  ------------  ----------- -----------
Net loss available to Common Stock holders........................$    (2,612)   $ (48,121)  $(196,543)
                                                                  ============  =========== ===========
Net loss per share................................................ $    (0.80)   $   (8.43)  $   (2.74)
                                                                  ============  =========== ===========
Weighted average shares used in computing net loss per share......  3,271,546    5,708,535  71,765,208
                                                                  ============  =========== ===========


                 See Notes to Consolidated Financial Statements

                        COVAD COMMUNICATIONS GROUP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                    (AMOUNTS IN 000'S, EXCEPT SHARE AMOUNTS)

                                                                                                                           TOTAL
                                                                                               ACCUMULATED             STOCKHOLDERS'
                                                                        ADDITIONAL              OTHER                   EQUITY (NET
                                       CONVERTIBLE                      PAID-IN    DEFERRED   COMPREHENSIVE ACCUMULATED  CAPITAL
                                    PREFERRED STOCK     COMMON STOCK    CAPITAL   COMPENSATION  INCOME        DEFICIT   DEFICIENCY)
                                   ----------------- ----------------- --------- -------------  ------      -------     ---------
                                    SHARES    AMOUNT   SHARES   AMOUNT
                                   ---------- ------ ---------- ------
Initial issuance of Common Stock..         -- $   -- 18,000,000 $    12 $       38  $       --  $        --  $       --  $      50

Repurchase of Common Stock........         --     -- (3,615,444)     (3)        (7)         --           --          --        (10)
Issuance of Common Stock..........         --     --  2,657,250       2         66          --           --          --         68
Issuance of Series A Preferred
    Stock                             750,000      1         --      --        249          --           --          --        250
Issuance of Series B Preferred Stock
   (net of $43 of financing costs) 17,000,001     17         --      --      8,440          --           --          --      8,457
Deferred compensation.............         --     --         --      --        906        (906)          --          --         --
Amortization of deferred                   --     --         --      --         --         295           --          --        295
Net loss..........................         --     --         --      --         --          --           --      (2,612)    (2,612)
                                   ---------- ------ ---------- ------- ---------- ----------- ------------ ----------- -----------
Balances at December 31, 1997..... 17,750,001     18 17,041,806      11      9,692        (611)          --      (2,612)     6,498
Issuance of Common Stock..........         --     --    619,190       1        570          --           --          --        571
Issuance of Series B Preferred Stock  100,002     --         --      --        100          --           --          --        100
Issuance of Series C Preferred Stock  396,159     --         --      --      1,100          --           --          --      1,100
Issuance of Common Stock warrants as
  part of debt offering issuance costs     --     --         --      --      2,928          --           --          --      2,928
Issuance of Common Stock warrants
     Pursuant to debt offering             --     --         --      --      8,221          --           --          --      8,221
Deferred compensation.............         --     --         --      --      8,074      (8,074)          --          --         --
Amortization of deferred compensation      --     --         --      --         --       3,997           --          --      3,997
Net loss..........................         --     --         --      --         --          --           --     (48,121)   (48,121)
                                   ---------- ------ ---------- ------- ---------- ----------- ------------ ----------- -----------
Balances at December 31, 1998.....(18,246,162)    18 17,660,996      12     30,685      (4,688)          --     (50,733)   (24,706)
Issuance of Common Stock..........         --     -- 32,666,659      33    725,708          --           --          --    725,741
Issuance of Common Stock upon
   exercise of warrants...........         --     -- 10,434,921      10         (5)         --           --          --          5
Issuance of Series C and
D Preferred Stock.................  6,379,177      6         --      --     59,994          --           --          --     60,000
Deferred charge related to issuance
 of Series C and D Preferred Stock         --     --         --      --     28,700          --           --          --     28,700
Conversion of Series A, Series B and
 Series C Preferred Stock to
  Common Stock....................(18,246,162)   (18)27,369,243      27         (9)         --           --          --          --
Conversion of Series C1 and D1
 Preferred stock.................. (6,379,177)    (6) 6,379,177       6         --          --           --          --          --
Preferred dividends...............         --     --     89,058      --        (77)         --           --          --         (77)
Conversion of convertible
 Preferred Stock..................         --     --         --      --                                  --          --          --
Deferred compensation.............         --     --         --      --      6,593      (6,593)          --          --          --
Amortization of deferred compensation      --     --         --      --         --       4,768           --          --       4,768
Unrealized gains (losses) on investments   --     --         --      --         --          --       91,257          --      91,257
Net loss..........................         --     --         --      --         --          --           --    (195,397)   (195,397)
                                   --------------------- ----------- ---------- -------------------- -------------------- ---------
Balances at December 31, 1999.....         --     -- 94,600,054 $    88 $  851,589  $   (6,513) $    91,257 $  (246,130) $  690,291
                                   ========== ====== ========== ======= ========== =========== ============ =========== ==========


                 See Notes to Consolidated Financial Statements

                        COVAD COMMUNICATIONS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000'S)

                                                                               YEAR ENDED DECEMBER 31,

                                                                               1997        1998         1999
                                                                               ----        -----        ----
OPERATING ACTIVITIES:

Net loss................................................................  $ (2,612)   $ (48,121)  $ (195,397)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................        70        3,406       37,602
     Loss on disposition of equipment...................................         -            -          358
     Amortization of deferred compensation..............................       295        3,997        4,768
     Accreted interest and amortization of debt discount and deferred
     debt issuance costs................................................         -       16,009       20,269
     Net changes in operating assets and liabilities:
          Accounts receivable...........................................       (25)      (1,908)     (13,460)
          Unbilled revenue..............................................        (4)        (659)      (4,756)
          Inventories...................................................       (43)        (903)      (7,601)
          Prepaid expenses and other current assets.....................     (369)      (1,328)       (5,570)
          Accounts payable..............................................       651       14,324       26,151
          Unearned revenue..............................................         7          544        4,687
          Other current liabilities.....................................       135        5,585       30,182
                                                                        ------------ ------------ ------------
Net cash used in operating activities ..................................    (1,895)      (9,054)    (102,767)

INVESTING ACTIVITIES:

Purchase of restricted investment.......................................      (210)         (15)     (73,435)
Redemption of restricted investments ...................................         -            -       13,214
Purchase of investments.................................................                      -     (460,062)
Deposits     ...........................................................       (31)        (306)        (794)
Long-term assets........................................................         -       (1,428)      (6,833)
Purchase of property and equipment......................................    (2,253)     (59,503)    (208,186)
                                                                        ------------ ------------ ------------
Net cash used in investing activities ..................................    (2,494)     (61,252)    (736,096)

FINANCING ACTIVITIES:

Net proceeds from issuance of long-term debt and warrants...............         -      129,328      205,049
Principal payments under capital lease obligations......................       (48)        (238)        (267)
Proceeds from Common Stock issuance, net of repurchase..................       108          571      725,746
Proceeds from preferred stock issuance..................................     8,707        1,200       60,000
Offering costs related to Common Stock offering.........................         -         (483)         (77)
                                                                        ------------ ------------ ------------
Net cash provided by financing activities...............................     8,767      130,378      990,451
                                                                        ------------ ------------ ------------
Net increase in cash and cash equivalents...............................     4,378       60,072      151,588
Cash and cash equivalents at beginning of year..........................         -        4,378       64,450
                                                                        ------------ ------------ ------------
Cash and cash equivalents at end of year................................  $  4,378    $  64,450   $  216,038
                                                                        ============ ============ ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the year for interest.............................  $      9    $      99   $   13,257
                                                                        ============ ============ ============

SUPPLEMENTAL SCHEDULE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Equipment purchased through capital lease..........................  $    831    $      34   $        -
                                                                        ============ ============ ============
     Warrants issued for equity commitment..............................  $      -    $   2,928   $        -
                                                                        ============ ============ ============

                                            See Notes to Consolidated Financial Statements

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

INITIAL PUBLIC OFFERING

     In January 1999, the Company completed an initial public offering of 13,455,000 shares of Common Stock at a purchase price of $18 per share. Net proceeds to the Company aggregated approximately $150.2 million. In connection with the offering, all of the preferred stock outstanding automatically converted into 33,748,420 shares of Common Stock. The Company's Board of Directors and stockholders also approved an amendment to the Company's Articles of Incorporation to increase the total number of shares which the Company is authorized to issue to 205,000,000 shares, of which 200,000,000 is Common Stock and 5,000,000 is preferred stock.

REVENUE RECOGNITION

     Revenue related to installation of service and sale of customer premise equipment is recognized when equipment is delivered and installation is completed. Revenue from monthly recurring service is recognized in the month the service is provided. Revenue recognized for which the customer has not been billed is recorded as unbilled revenue until the period such billings are made. Amounts billed in advance of providing services are recorded as unearned revenue until the period such services are provided. For the year ended December 31, 1998, one customer accounted for approximately 17% of the Company's revenue. For the year ended December 31, 1999, two customers accounted for 15% and 14% percent of the Company's revenues.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments, with a maturity of three months or less from the date of original issuance, to be cash equivalents.

RESTRICTED CASH

     As of December 31, 1998, the Company had $225,000, in commercial deposits held in the Company's name but restricted as security for certain of the Company's capital lease financing arrangements. As of December 31, 1999, the Company had $63,308,000 (net of an unrealized loss of $918,000) in U.S. Treasury investments and commercial deposits for the payment of interest on the Company's 1999 notes and as security for certain lease financing arrangements.

CONCENTRATION OF CREDIT RISK AND CREDIT RISK EVALUATIONS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. The Company's cash and investment policies limit cash equivalents, restricted cash and short-term investments to short-term, investment grade instruments. Cash and cash equivalents, restricted cash and short-term investments are held with various domestic financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents, restricted cash or short-term investments. The company conducts business with companies in various industries, primarily in the United States. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. In addition, the Company typically offers its customers credit terms. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Allowances are maintained for potential credit issues and such losses to date have been within management's expectations

INVENTORIES

     Inventories are stated at the lower of cost or market and consist primarily of customer premise equipment. Costs are based on the "first-in, first-out" method.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated useful lives:

                   Leasehold improvements................................ 15 years or life of the lease
                   Electronic communication equipment.................... 2 to 5 years
                   Furniture and fixtures................................ 3 to 7 years
                   Computer equipment.................................... 3 years
                   Office equipment...................................... 2 to 5 years
                   Computer software..................................... 2 to 7 years


SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes costs associated with the design, deployment and expansion of the Company's network including internally and externally developed software. In accordance with Financial Accounting Standard Board No. 86 " Software Development Costs" ("FAS 86") and Statement of Position 98-1 " Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), respectively. Costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs generally include personnel and related costs incurred in the enhancement and implementation of purchased software packages. Capitalized internal labor costs for the years ending December 31, 1997, 1998 and 1999 were $139,000, $3,063,000 and
$15,733,000, respectively. Capitalized interest cost for the years ending December 31, 1997, 1998 and 1999 were none, $908,000 and $2,756,000, respectively.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and makes the pro forma disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123")

ADVERTISING COSTS

     The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 1997, 1998 and 1999 was $120,000, $1,500,000 and $25,798,000, respectively.

INCOME TAXES

     Due to the Company's overall loss position, there is no provision for income taxes for 1997, 1998 or 1999.

     The tax benefits associated with employee stock options provide a deferred tax benefit of $14.5 million for the year-ended December 31, 1999. The deferred tax benefit has been offset by a valuation allowance and will be credited to additional paid-in capital when realized.

          The reconciliation of income tax computed at the US federal statutory rate to income tax expense is as follows:


                                                                       December 31,
                                                       -------------------------------------------------
                                                              1997               1998               1999
                                                              ----               ----               ----
            Federal at 34%, statutory.............     $ (757,000)     $ (16,363,000)       (66,435,000)
            Nondeductible interest...............               -           911,000          2,050,000
            Losses with no current benefits               757,000         15,436,000         64,306,000
            Other.................................               -            16,000             79,000
                                                  -----------------   ----------------   ----------------
            Provision.............................     $         -     $           -       $          -
                                                  =================   ================   ================

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                                               December 31,
                                                                     ----------------------------------
                                                                             1998                 1999
                                                                             ----                 ----
       Deferred tax assets:
            Net operating loss carryforwards...................       $ 16,000,000           45,462,000
            Accrued interest...................................                 --          15,977,000
            Other..............................................          2,500,000           1,846,000
                                                                      -------------       --------------
            Total Net deferred tax assets......................         18,500,000          63,285,000
                                                                      -------------       --------------
       Valuation allowance.....................................        (18,500,000)        (26,782,000)
                                                                      -------------       --------------
       Total tax deferred assets                                                --          36,503,000
       Unrealized gain on investments                                           --         (36,503,000)
                                                                      -------------       --------------
       Net deferred tax assets.................................          $      --                  --
                                                                      =============       ==============


     Realization of the Company's deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8,282,000 during 1999.

     As of December 31, 1999, the Company had federal net operating loss carryforwards for federal tax purposes of approximately $219.5 million which expire in the years 2012 through 2019, if not utilized. The Company also had net operating losses carryforwards for state income tax purposes of approximately $122.3 million expiring in year 2004, if not utilized.

     The utilization of the net operating loss is subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value for financial instruments:

     CASH, CASH EQUIVALENTS AND RESTRICTED CASH. The fair values were estimated based on quoted market prices.

     SHORT TERM INVESTMENT. The fair values of short-term investments were estimated based on quoted market prices.

     BORROWINGS. The fair values of borrowings, including long-term debt, capital lease obligations and other obligations, were estimated based on quoted market prices, where available, or by discounting the future cash flows using estimated borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company. For all borrowings outstanding at December 31, 1998 and 1999, fair value approximates recorded value.

LOSS PER SHARE

     Basic loss per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's Common Stock, after giving consideration to shares subject to repurchase, outstanding during the period.

     Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted loss per share amount is the same as basic loss per share which has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants and the assumed is not dilutive.

     The consolidated financial statements applicable to the prior periods have been restated to reflect a three-for-two stock split effective May 1999.

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                               1997           1998           1999
                                                                              ( IN 000'S, EXCEPT SHARE AND PER SHARE
                                                                                             AMOUNTS)
Net loss.............................................................       $   (2,612)   $  (48,121)    $  (195,397)
Preferred dividends..................................................             --            --            (1,146)
                                                                            ------------  ------------     -----------
Net loss available to common stockholders............................       $   (2,612)   $  (48,121)     $ (196,543)
                                                                            ============  ===========     ===========
Basic and diluted:
     Weighted average shares of Common Stock outstanding.............       11,021,269    11,505,307      77,117,104
     Less: Weighted average shares subject to repurchase.............        7,749,723     5,796,772       5,351,896
                                                                            -----------   -------------   -----------
Weighted average shares used in computing basic and diluted net
     loss per share..................................................        3,271,546     5,708,535      71,765,208
Basic and diluted net loss per share.................................       $    (0.80)  $     (8.43)    $     (2,74)
                                                                            ============  ==========      ===========


     If the Company had reported net income, the calculation of historical diluted earnings per share would have included an additional 5,716,125, 28,854,864 and 17,678,449 common equivalent shares related to the outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 1997, 1998 and 1999, respectively.

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

ACCOUNTS RECEIVABLE ALLOWANCE

     The Company's reserve for uncollectible accounts receivable was $220,000 and $2,857,000 at December 31, 1998 and 1999, respectively. No significant charges were made against this reserve as of December 31, 1999.

BUSINESS SEGMENTS

     The company has adopted Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") which establishes standards for reporting information about operating segments in annual financial statements. It is also establishes standards for related disclosures about products and services, geographic areas and major customers. For management purposes, the Company is viewed as one entity with a Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by the FAS 131. The Company's management relies on an internal management accounting system. Financial position and results of operations for the entity, are provided to the CEO as noted in the Accompanying Financial Statement. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system. Effective January 2000 the Company has initiated Financial Reporting on a segmented basis in accordance with FAS 131.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, " Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt FAS 133 effective January 1, 2001. Management of the Company does not believe the adoption of this statement will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

SHORT-TERM INVESTMENTS

     At December 31, 1999, all of the Company's investments were classified as available for sale. Investments were also classified as short-term, as their maturing date was less than one year from the balance sheet date. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on short-term investments as of December 31, 1999, are included as a separate component of stockholders' equity, net of any related tax effect. The amount of realized gains or losses for the years ended December 31, 1997, 1998 and 1999 was not significant.

         The following table summarizes the Company's investments:

                                                                  Gross        Gross
                                                 Amortized      Unrealized   Unrealized       Fair
DECEMBER 31, 1999,                                 Cost           Gains        Losses        Value
------------------                                 ----           -----        ------        -----
                                                                   (Amounts in $000's)
Commercial paper..............................   $373,007       $   125           --        $373,132
Corporate notes...............................     53,767            --         (596)         53,171
Equity securities.............................     32,200        92,816           --         125,016
                                                 --------      ---------       --------     ----------
Total available for sale securities.... ......   $458,974       $92,941        $(596)       $551,319
                                                 ========      =========       ========     ==========

     The company also had a net unrealized loss of $168,000 on cash and cash equivalents and an unrealized loss of $918,000 on long term U.S. Treasury investments, classified as restricted cash on the accompanying consolidated balance sheet.

2.  DEBT

     On March 11, 1998, the Company completed a private placement (the "1998 Private Offering") through the issuance of 260,000 units (the "Units"), each unit consisting of $1,000 in principal amount at maturity of 131/2% Senior Discount Notes due 2008 (the "1998 notes") and one warrant, initially exercisable to purchase 19.4376 shares of Common Stock, $0.001 par value, of the Company (the "Unit Warrants"). Net proceeds from the 1998 Private Offering were approximately $129.6 million, after transaction costs of approximately $5.5 million.

     The principal amount of the 1998 notes will accrete from the date of issuance at the rate of 131/2% per annum through March 15, 2003, compounded semi-annually, and thereafter bear interest at the rate of 131/2% per annum, payable semi-annually, in arrears on March 15 and September 15 of each year, commencing on September 15, 2003. The 1998 notes are unsecured senior obligations of the Company that will mature on March 15, 2008. The 1998 notes will be redeemable at the option of the Company at any time after March 15, 2003 plus accrued and unpaid interest thereon, if any, to the redemption date.

     The 1998 notes were originally recorded at approximately $126.9 million, which represents the $135.1 million in gross proceeds less the approximate $8.2 million value assigned to the Unit Warrants, which is included in additional paid-in capital. The value assigned to the Unit Warrants, representing debt discount, is being amortized over the life of the 1998 notes. Debt issuance costs were incurred through the issuance of additional warrants associated with the commitment of equity by certain investors. The debt issuance costs are also being amortized over the life of the 1998 notes. For the years ended December 31, 1998 and 1999, the accretion of the 1998 notes and the amortization of debt discount and debt issuance costs was $16.0 million and $22.3 million, respectively, of which $15.1 million and $21.0 million, respectively, is included in interest expense and $900,000 and $1.3 million, respectively, is capitalized in property, plant and equipment.

     The Unit Warrants have ten year terms, have exercise prices of $0.0022 per share (subject to adjustment in certain events), contain net exercise provisions and are currently exercisable.

     On February 18, 1999, the Company completed the issuance of $215.0 million senior debt notes (the "1999 notes"). Net proceeds from the 1999 notes were approximately $205.0 million after transaction costs of approximately $9.9 million, which are being amortized over the life of the notes. Amortization expense related to the transaction cost was $827,000 for year ended December 31, 1999. The principal amount of the 1999 notes bears interest at the rate of 12 1/2% per annum through February 15, 2009, compounded semi-annually, and thereafter bears interest at the rate of 12 1/2% per annum, payable semi-annually, in arrears on February 15 and August 15 of each year, commencing on August 15, 1999. The 1999 notes are unsecured senior obligations of the Company that will mature on February 15, 2009. The notes will be redeemable at the option of the Company at any time after February 15, 2004 at stated redemption prices plus accrued and unpaid interest thereon.

     The Company purchased approximately $74.1 million of government securities from the net proceeds, representing sufficient funds to pay the first six scheduled interest payments on the 1999 notes. These government securities are pledged as security for repayment of interest on the 1999 notes.

     On June 1, 1999, the Company completed an offer to exchange all outstanding 12 1/2% senior notes due February 15, 2009 for 12 1/2% senior notes due February 15, 2009, which have been registered under the Securities Act of 1933.

3.  CAPITAL LEASES

     The Company has entered into capital lease arrangements to finance the acquisition of certain operating assets, two of which have bargain purchase options. The principal value of these leases totaled $865,000 as of December 31, 1998 and 1999, and was equivalent to the fair value of the assets leased.

         Future minimum lease payments under capital leases are as follows:


                        YEAR ENDING  DECEMBER 31,

                         2000.................................       $  294,000
                         2001.................................           44,000
                         2002.................................            4,000
                         Thereafter...........................              --
                                                                    ------------
                                                                        342,000

                         Less amount representing interest....          (30,000)
                         Less current portion.................         (268,000)
                                                                    ------------
                         Total long-term portion..............       $   44,000
                                                                    ============


     Accumulated amortization for equipment under capital leases is reflected in accumulated depreciation and amortization for property and equipment.

4.  OPERATING LEASES

     The Company leases vehicles, equipment, and office space under various operating leases. Future minimum lease payments by year under operating leases are as follows:


                YEAR ENDING DECEMBER 31,
                  2000.....................................      5,852,000
                  2001.....................................      5,713,000
                  2002.....................................      5,023,000
                  2003.....................................      3,875,000
                  2004.....................................      3,292,000
                  Thereafter...............................      2,326,000
                                                           ----------------
                                      Total................   $ 26,081,000
                                                           ================

     Rental expense on operating leases totaled $131,000, $1,507,000 and $4,302,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

5.  STOCKHOLDERS' EQUITY

COVAD COMMUNICATIONS GROUP, INC.

         STRATEGIC INVESTMENT

     In January 1999, the Company entered into strategic relationships with AT&T Corp. ("AT&T"), NEXTLINK Communications, Inc. ("NEXTLINK") and Qwest Communications Corporation ("Qwest"). As part of these strategic relationships, the Company received equity investments totaling approximately $60 million. The Company recorded intangible assets of $28.7 million associated with these transactions which will be amortized over periods of three to six years. For the year ended December 31, 1999, amortization expense totaled $8.2 million.

         INITIAL PUBLIC OFFERING

     On January 27, 1999, the Company completed the initial public offering
(IPO) of 13,455,000 shares of the Company's Common Stock at a price of $12.00 per share. Net proceeds to the Company from the offering were $150.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As a result of the offering, 27,369,243 shares of the Common Stock and 6,379,177 shares of the Class B Common Stock (which are convertible into 9,568,765 shares of Common Stock) were issued upon the conversion of Preferred Stock, 89,058 shares of Common Stock were issued for cumulative but unpaid dividends on Series A and Series B Preferred Stock and 2,699,626 shares of Common Stock were issued upon the exercise of common warrants.

         SECONDARY OFFERING

     On June 23, 1999, the Company completed a public offering of 8,625,000 shares of Common Stock sold by certain stockholders of the Company. The Company did not sell any shares in this offering. Accordingly, there were no net proceeds to the Company from this offering. The Company incurred offering expenses of approximately $600,000.

     On November 3, 1999 the Company completed a public offering of 14,950,000 shares of Common Stock sold by the Company and certain stockholders of the Company. The net proceeds to the Company from this offering were $568.8 million after deducting underwriting discounts and commissions and offering expenses.

         COMMON STOCK

     Shares of Common Stock outstanding at December 31, 1998, and December 31, 1999, were 11,773,997 and 88,220,877 shares, respectively, of which 4,773,083 and 5,351,896 shares, respectively, remain subject to repurchase provisions which generally lapse over a four-year period from the date of issuance.

     Common Stock reserved for future issuance as of December 31, 1999 is as follows:


                  Outstanding options.................      16,348,422
                  Options available for grant.........       1,270,053
                  Employee stock purchase plan........       1,915,224
                  Warrants outstanding................       1,330,027
                                                         --------------
                           Total......................      20,863,726
                                                         ==============

EQUITY COMMITMENT

     On February 20, 1998, the Company entered into a Series C Preferred Stock and Warrant Subscription Agreement (the "Subscription Agreement") with certain of its investors (the "Series C Investors") pursuant to which the Series C Investors have unconditionally agreed to purchase an aggregate of 5,764,143 shares of Series C Preferred Stock and warrants to purchase an aggregate of 4,729,500 shares of Series C Preferred Stock (the "Series C Warrants") for an aggregate purchase price of $16.0 million at a date to be determined by the Company but no later than March 11, 1999 (the "Equity Commitment"). The Company either has agreed to call the Equity Commitment or to complete an alternate equity financing of at least $16.0 million by March 11, 1999. In consideration of this commitment, the Company has issued to the Series C Investors warrants to purchase an aggregate of 2,541,222 shares of the Company's Common Stock at a purchase price of $0.0022 per share (the "Common Warrants"). In January 1999, the Company completed an alternative equity financing and, as a result, the Equity Commitment will not be called (see Note 9).

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

THE STOCK PURCHASE

     On March 11, 1998, an investor in the Company purchased 360,144 shares of Series C Preferred Stock and Series C Warrants to purchase an aggregate of 295,500 shares of Series C Preferred Stock for an aggregate purchase price of $1.0 million; provided, that the Company does not have any obligation to issue such Series C Warrants to this investor until such time as the Equity Commitment is called. In connection with its agreement to purchase such Series C Preferred Stock and Series C Warrants, the Company issued to this investor Common Warrants to purchase an aggregate of 158,778 shares of Common Stock at a purchase price of $0.0022 per share.

PREFERRED STOCK DIVIDENDS

     The holders of Series A, Series B and Series C were entitled to receive in any fiscal year, dividends at the rate of $0.0167 per share, $0.04 per share and $0.2233 per share, respectively, payable in preference and priority to any payment of dividends on Common Stock. The rights to such dividends were cumulative and accrue to the holders to the extent they were not declared or paid and were payable, in cash or Common Stock, only in the event of a liquidation, dissolution or winding up of the Company, or other liquidity event (as defined in the Certificate of

Incorporation). The cumulative dividends at December 31, 1998 and December 31, 1999 for Preferred Stock were approximately $1,085,000 and $ 1,146,000, respectively, which were converted into 89,058 shares of Common Stock in connection with the IPO.

6. EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

     Effective September 1, 1997, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

1998 EMPLOYEE STOCK PURCHASE PLAN

     In January 1999, the Company adopted the 1999 Employee Stock Purchase Plan. The Company has reserved a total of 2,250,000 shares of Common Stock for issuance under the plan. Eligible employees may purchase Common Stock at 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the applicable twenty-four month offering period or the last day of the applicable six month purchase period.

STOCK OPTION PLANS

     In 1997, the Company adopted the Covad Communications Group, Inc. 1997 Stock Plan (the "Plan"). The Plan provides for the grant of stock purchase rights and options to purchase shares of Common Stock to employees and consultants from time to time as determined by the Board of Directors. The options expire from two to eight years after the date of grant. As of December 31, 1999 the Plan has reserved 23,280,513 shares of the Company's Common Stock for sale and issuance under the Plan at prices to be determined by the Board of Directors.

     The following table summarizes stock option activity for the year ended December 31, 1997, 1998 and December 31, 1999:

                                                                    NUMBER OF
                                                                    SHARES OF                OPTION PRICE
                                                                  COMMON STOCK                 PER SHARE
                                                                  ------------        --------------------------
     Granted...................................................       5,765,625          $0.033     -  $ 0.05
     Exercised.................................................          (9,000)             --        $ 0.03
     Cancelled.................................................         (40,500)         $0.033     -  $ 0.05
                                                               --------------------  ---------------------------
     Balance as of December 31, 1997...........................       5,716,125          $0.033     -  $ 0.05
     Granted...................................................      14,051,970          $ 0.10     -  $ 8.16
     Exercised.................................................        (311,242)         $0.033     -  $ 0.67
     Cancelled.................................................      (1,085,153)         $0.033     -  $ 7.93
                                                               --------------------  ----------------------------
     Balance as of December 31, 1998...........................       18,371,700         $0.033     -  $ 8.16
     Granted ..................................................        5,849,772         $0.001     -  $67.00
     Exercised ................................................       (5,341,789)        $0.001     -  $57.25
     Cancelled ................................................       (2,531,261)        $0.022     -  $65.13
                                                               --------------------  ----------------------------
     Balance as of December 31, 1999...........................      16,348,422          $0.001     -  $67.00
                                                               ====================  =============================


          The following is a summary of the status of stock options outstanding at December 31, 1999:

                                OPTIONS  OUTSTANDING                                      OPTIONS EXERCISABLE
                        -----------------------------------                   ---------------------------------------

                                            WEIGHTED-          WEIGHTED-                             WEIGHTED-
        EXERCISE          NUMBER OF          AVERAGE            AVERAGE          NUMBER OF            AVERAGE
     PRICE RANGE           SHARES         LIFE REMAINING     EXERCISE PRICE       SHARES           EXERCISE PRICE
                        --------------  -------------------  ---------------  ----------------  ---------------------
$0.01  - $9.50             11,006,418          6.1               $1.71              2,395,128         $1.57
$9.50  - $19.00             1,136,210          7.0               $11.33               217,658        $11.33
$19.00 - $28.50                17,076          7.1               $27.92                 1,838        $27.92
$28.50 - $38.00                23,000          7.1               $31.44                 3,668        $31.36
$38.00 - $47.50             1,962,837          7.4               $42.62               111,227        $42.57
$47.50 - $57.00             1,169,948          7.5               $51.75                43,666        $54.31
$57.00 - $66.50             1,023,183          7.3               $61.03               101,212        $60.34
$66.50 - $76.00                 9,750          5.6               $67.00                 1,621        $67.00
                        --------------  -------------------  ---------------  ----------------  ---------------------
                           16,348,422          6.5               $14.69             2,876,018         $6.85
                        --------------  -------------------  ---------------  ----------------  ---------------------


     During the year ended December 31, 1997, the Company recorded deferred compensation of $906,000 as a result of granting stock options and issuing restricted stock with exercise or issue prices per share below the revised fair value per share of the Company's Common Stock at the date of grant or issuance. This amount was recorded as a reduction of stockholders' equity and is being amortized as a charge to operations over the vesting period of the applicable options using a graded vesting method. Such amortization was $295,000 for the year ended December 31, 1997. During the year ended December 31, 1998, the Company recorded additional deferred compensation of approximately $8.1 million. Amortization of deferred compensation during this same period was approximately $4.0 million. During the year ended December 31, 1999, the Company recorded additional deferred compensation of approximately $6.6 million. Amortization of deferred compensation during this same period was approximately $4.8 million.

         STOCK-BASED COMPENSATION

     Pro forma information regarding the results of operations and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options using the fair value method of FAS 123. The fair value of each option granted is estimated on the date of grant using the Black Scholes valuation model.

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercised price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value of the estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For the years ended December 31, 1997, 1998 and 1999, the fair value of the Company's stock-based awards to employees was estimated using the following weighted average assumptions:

                                                                  1997           1998            1999
                                                                  ----           ------          ----
                Expected life of options in years............      4.0           4.0              4.0
                Volatility...................................    123.5%        123.5 %          123.5 %
                Risk-free interest rate......................      7.0%          7.0 %            7.0 %
                Expected dividend yield......................      0.0%          0.00%            0.00%


     The weighted average fair value of stock options granted during the years ended December 31, 1997, 1998 and 1999 was $0.17, $1.37 and $14.69 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period which would result in an increase in net loss of approximately $12,000, $1.7 million and $35.2 million for the years ended December 31, 1997, 1998 and 1999, respectively. The result of applying FAS 123 to the Company's option grants was not material to the results of operations or loss per share for the year ended December 31, 1997 and would have increased the net loss per share by $0.20 per share and $0.49 per share for the year ended December 31, 1998 and 1999, respectively.

     The pro forma impact of options on the net loss for the years ended December 31, 1997, 1998, and 1999 is not representative of the effects on net loss for future years, as future years will include the effects of additional years of stock option grants.

7.  RELATED PARTY TRANSACTIONS

     The Company purchases equipment from a supplier which is partially owned by an investor in the Company. Purchases from this supplier totaled $85,000, $5,844,000 and $45,695,000 for the years ending December 31, 1997, 1998 and
1999, respectively. During 1999, an unrelated party acquired this supplier, as such, the Company had no financial interest in them by year end December 31, 1999. In addition, the Company acquired an interest in a new supplier. Purchases from this new supplier totaled $3,401,000 for the year ended December 31, 1999.

8.  LEGAL PROCEEDINGS

     The Company is engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with multiple traditional telephone companies. These negotiations, arbitrations and proceedings concern the traditional telephone companies' denial of physical central office space to the Company in certain central offices, the cost and delivery of central office spaces, the delivery of transmission facilities and telephone lines, billing issues and other operational issues. For example, the Company is currently involved in commercial arbitration proceedings with Pacific Bell over these issues. The Company has also filed a lawsuit against Pacific Bell and certain of its affiliates, including SBC Communications, in federal court. The Company is pursuing a variety of contract, tort, and antitrust and other claims, such as violations of the Telecommunications Act, in these proceedings. In November 1998, the Company prevailed in its commercial arbitration proceeding against Pacific Bell. The arbitration panel found that Pacific Bell breached its interconnection agreement with the Company and failed to act in good faith on multiple counts. The arbitration panel ruled in favor of awarding the Company direct damages, as well as attorneys fees and costs of the arbitration. Pacific Bell is currently attempting to have the decision vacated. Meanwhile, the arbitration panel is evaluating the Company's claim for additional damages.

     The Company also filed a lawsuit against Bell Atlantic and its affiliates in federal court and is pursuing antitrust and other claims in this lawsuit. In addition, Bell Atlantic has separately filed suit against the Company asserting infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode

Transmission System." However, on February 18, 2000 the court issued a summary judgement ruling holding that the Company had not infringed Bell Atlantic's patent. The Company anticipates that Bell Atlantic may appeal this decision and, while the Company expects that it would prevail on an appeal, the outcome of such an appeal is uncertain.

     A former employee of the Company has filed a complaint against the Company in California Superior Court, alleging that he was terminated wrongfully and is entitled to commissions and other amounts arising from his employment. The Company believes that it has valid reasons for his termination and does not owe him any money, but litigation is unpredictable and there is no guarantee the Company will prevail. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable, could significantly harm the business.

     The Company is not currently engaged in any other legal proceedings that it believes could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company is subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general and the Company's interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm the business.

9.  SUBSEQUENT EVENTS

     On January 28, 2000, the Company completed a private placement of $425.0 million aggregate principal amount of the Company's 12% senior notes (the "2000 notes") due 2010. The 2000 notes are unsecured senior obligations of the Company maturing on February 15, 2010 and are redeemable at the option of the Company any time after February 15, 2005 at stated redemption prices plus accrued and unpaid interest thereon. Net proceeds from the 2000 notes were approximately $413.3 million, after discounts, commissions and other transaction costs of approximately $11.7 million. The discount and debt issuance costs are being amortized over the life of the 2000 notes. These notes were sold in a private placement under Rule 144A and Regulation S under the Securities Act of 1933, as amended.

     The Company has filed a registration statement covering an offer to exchange new registered 12% senior notes due February 15, 2010 for all outstanding 12% senior notes due February 15, 2010.

     On February 15, 2000 the Company's Board of Directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company's Common Stock or Class B Common Stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company's outstanding shares of Common Stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder protection Rights Agreement, one one-thousandth of a share of Participating Preferred Stock, par value $.001 per share, for $400.00 subject to adjustment.

     On March 7, 2000, the Company announced a 3-for-2 stock split, which will be effectuated through a stock dividend. The Company's Common Stock will begin trading on a split adjusted basis on April 3, 2000.

     On March 20, 2000 the Company completed the acquisition of LaserLink.net, a leading provider of branded internet access, based in Media, Pennsylvania in a transaction to be accounted for as a purchase. Under the acquisition agreement, the Company will issue 4.3 million shares of Common Stock for all LaserLink.net outstanding shares, plus assumption of all outstanding debt. The Company anticipates that this acquisition will allow the Company to provide a turnkey broadband access solution to companies and affinity groups who want to offer broadband internet services to their customers, members, or affiliates. LaserLink.net currently provides a similar service using dial-up access. The total consideration related to the acquisition, which is subject to finalization, approximates $372.0 million.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors and executive officers, and their respective ages as of March 15, 2000, are as follows:

                    NAME                         AGE                           POSITION
-----------------------------------------        ---      -----------------------------------------------------

Robert Knowling, Jr. .....................        44      Chairman of the Board, President and Chief Executive Officer
Timothy Laehy.............................        43      Chief Financial Officer
Robert Davenport, III ....................        40      Executive Vice President, Business Development
Catherine Hemmer..........................        41      Chief Operating Officer
Robert Roblin.............................        47      Executive Vice President, Sales and Marketing
Joseph Devich.............................        42      Executive Vice President, Corporate Services
Dhruv Khanna..............................        39      Executive Vice President, General Counsel and Secretary
Jane Marvin...............................        40      Senior Vice President, Human Resources
Terry Moya................................        41      Senior Vice President, External Affairs
Michael Lach..............................        38      Executive Vice President, Business Integration
Robert Hawk...............................        60      Director
Hellene Runtagh...........................        51      Director
Daniel Lynch..............................        58      Director
Frank Marshall............................        52      Director
Rich Shapero..............................        51      Director


     ROBERT KNOWLING, JR. has been our President, Chief Executive Officer and a member of our Board of Directors since July 1999. As of September 1999, he became chairman of the Board of Directors. From October 1997 through July 1998, Mr. Knowling served as the Executive Vice President of Operations and Technologies at U S WEST Communications, Inc. In this capacity, Mr. Knowling was responsible for planning, delivering and maintaining high-quality telecommunications services for more than 25 million customers in 14 Western and Midwestern states. From March 1996 through September 1997, he served as Vice President of Network Operations at U S WEST Communications, Inc. From November 1994 through March 1996, he served as Vice President of Network Operations for Ameritech Corporation. Mr. Knowling began his career in 1977 at Indiana Bell where he progressed through a variety of assignments in operations, engineering and marketing. When Indiana Bell became a part of Ameritech Corporation, Mr. Knowling assumed positions of increasing responsibility in marketing, product development, large business marketing and network operations, including service on Ameritech Corporation's re-engineering breakthrough development team. As lead architect of the Ameritech Corporation transformation, Mr. Knowling reported directly to the Chairman.


     TIMOTHY LAEHY joined us in August 1997. He served as our Chief Financial Officer, Treasurer and Vice President, Finance until February 1999 and has served as our Chief Financial Officer since that date. Prior to joining us, Mr. Laehy served as Vice President, Corporate Finance and Treasurer of Leasing Solutions, Inc., a computer equipment leasing company, from February 1991 to August 1997. From 1990 to 1991, Mr. Laehy served as a senior associate with Recovery Equity Partners, a private venture capital investment fund. From 1985 to 1990, he served in various capacities at Guarantee Acceptance Capital Corporation, an investment bank, Liberty Mutual Insurance Company and Union Carbide Corporation.

     ROBERT DAVENPORT, III joined us in January 1999. He served as our Vice President, Business Development until February 1999 and has served as our Executive Vice President, Business Development since that date. Prior to joining us, Mr. Davenport was Senior Vice President and Chief Operating Officer at Tele-Communications, Inc.'s Internet Services subsidiary, TCI.NET from 1997 to 1999. Between 1995 and 1997, Mr. Davenport was with Tele-Communications, Inc., as Vice President, Finance and Development for the Telephony Services subsidiary. From 1992 to 1995, he was Managing Partner of RD Partners, LLC, a private investment firm focused on leveraged equity investments.

     CATHERINE HEMMER joined us in August 1998. She served as our Vice President, Operations until February 1999 and has as our President, Network Services from February 1999 to September 1999. Since September 1999, she has served as Chief Operating Officer. From 1996 to August 1998, she was Vice President, Network Reliability and Operations at U S WEST Communications, Inc. From 1995 to 1996, she served as General Manager, Network provisioning at Ameritech Services, Inc., a telecommunications company. From 1987 to 1995, she served in various capacities, including Vice President, Network Services, at MFS Telecom, Inc. From 1987 to 1988, she served in various management roles at MCI Communications providing management information system suppport for Network Operations Organization.

     ROBERT ROBLIN joined us in November 1998. He served as our Vice President, Marketing until February 1999 and has served as our Executive Vice President, sales and Marketing since that date. Prior to joining us, he was Executive Vice President of Marketing at Adobe Systems, Inc. from 1996 to November 1998. From 1994 to 1996, Mr. Roblin served as Vice President and General Manager of Marketing of the Consumer Division of IBM Corporation. Between 1992 and 1994, Mr. Roblin was the Vice President of Marketing of Pensoft, a start-up pen-based software company that produced a database-driven personal information manager.

     JOSEPH DEVICH joined us in August 1998. He served as Vice President and General Manager of our Western Region until February 1999 and served as President and General Manager of the Western Region from February 199 to September 1999. Since September 1999, he has served as Executive Vice President, Corporate Services. Prior to joining us, from November 1996 to August 1998, Mr. Devich was Vice President, Operations and Technologies Staff of U S West Communications, where he served on the strategic leadership council and was responsible for leading staff support functions, methodical and procedural process support, result reporting and analysis, systems planning an integration, customer value analysis, disaster recovery/business continuity planning, network security, supplier management and operations strategy planning. From August 1986 to November 1996, Mr. Devich worked in several capacities at Ameritech Corporation, included Manger of Product Management - Technical Support, and Director in areas of customer support in the large business market, service reliability within customer business services, process improvement of network operations and network provisioning.

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

     JANE MARVIN joined the Company in April 1999 as the Company's Senior Vice President, Human Resources. Prior to joining the Company, from August 1995 to April 1999, Ms. Marvin was Vice President, Human Resources for the General Business, Small Business and Enhanced Business Services units and Director, Leadership and Executive Development of Ameritech Corporation. In these capacities, she re-engineered and streamlined multiple HR processes and drove corporate-wide change initiatives. From 1991 to 1995, Ms. Marvin was Human Resources Director with the Pepsi Cola Company, a division of Pepsico Inc., where she improved business processes in the areas of recruitment, selection, training, and compensation. From 1984 to 1991, Ms. Marvin worked in progressively broader HR leadership roles at Data General Corporation, a provider of enterprise hardware and software solutions.

     TERRY MOYA joined the Company in July 1999 as the Company's Senior Vice President, External Affairs. Prior to joining the Company, from January 1999 to July 1999, Mr. Moya served as Vice President & Chief Financial Officer, Capital Management, Network/Operations and Technologies at U S WEST Communications, Inc. From August 1998 to January 1999, Mr. Moya served as Vice President, Operations for U S WEST Communications, Inc., where he managed over $2 billion in capital expenditures and over $320 million in engineering and construction transaction costs. From February 1997 to August 1998, Mr. Moya served as Vice President, Construction, Operations and Technologies and led the outside plant construction contracting organization for U S WEST Communications, Inc. From August 1992 to February 1997, Mr. Moya spent time in over a half dozen foreign countries establishing and improving several different lines of business for U S WEST Communications, Inc. These countries include Poland, Russia, the Czech Republic, Hungary, Brazil and the United Kingdom. Prior to August 1992, Mr. Moya was at KPMG Peat Marwick in New Orleans.

     MICHAEL LACH joined the Company in January 2000 as the Company's Executive Vice President, Business Integration. Prior to joining the Company, from May 1997 to December 1999, Mr. Lach was Vice President, Customer Provisioning and Maintenance of Ameritech Corporation, where he was responsible for the installation and repair of residential phone lines across a five-state region. From October 1995 to May 1997, Mr. Lach was General Manager, Network Operations West of Ameritech Corporation, where he was responsible for provisioning and maintaining central offices and the transport network in a three state region. From September 1994 to October 1995, Mr. Lach was Division Manager, Technical Support of Ameritech Corporation, where he supported the development and implementation of new products for residential and business customers. From March 1993 to August 1994, Mr. Lach was Director, Business Development for Siemens Stromberg-Carlson. From January 1984 to February 1993, Mr. Lach served in various management roles with Ameritech Corporation relating to its network.

         ROBERT HAWK has served as a member of our Board of Directors since April 1998. Mr. Hawk is President of Hawk Communications and recently retired as President and Chief Executive Officer of U S WEST Multimedia Communications, Inc., where he headed the cable, data and telephony communications business from May 1996 to April 1997. He was president of the Carrier Division of U S West Communications, a regional telecommunications service provider, from September 1990 to May 1996. Prior to that time, Mr. Hawk was Vice President of Marketing and Strategic Planning for CXC Corporation. Prior to joining CXC Corporation, Mr. Hawk was director of Advanced Systems Development for AT&T/American Bell. He currently serves on the boards of Xylan Corporation, PairGain Technologies, Inc., COM21, Concord Communications, Radcom, Efficient Networks and several privately held companies.

         HELLENE RUNTAGH has served as a member of the Company's Board of Directors since November 3, 1999. Ms. Runtagh has served as Executive Vice President of Universal Studios since January 1999. In this capacity, she is responsible for overseeing the activities of the Universal Studios Operations Group, Universal Studios Consumer Products Group, Universal Studios Corporate Marketing and Sponsorships, and the Spencer Gift retail operations, Universal Studios' worldwide information technology, and Seagram's global sourcing and real estate operations. From February 1997 to January 1999, she held the position of Senior Vice President of Reengineering Effort at Universal. Previously, Ms. Runtagh spent 25 years at General Electric, where she served as President and Chief Executive Officer of GE Information Services from 1989 to 1996 and held general management roles with GE's capital and software businesses.

         DANIEL LYNCH has served as a member of our Board of Directors since April 1997. Mr. Lynch is also a founder of CyberCash, Inc. and has served as chairman of its board of directors since August 1994. From December 1990 to December 1995, he served as Chairman of the board of directors of Softbank Forums, a provider of education and conference services for the information technology industry. Mr. Lynch founded Interop Company in 1986, which is now a division of ZD Comdex and Forums. Mr. Lynch is a member of the Association for Computing Machinery and the Internet Society. He is also a member of the Board of Trustees of the Santa Fe Institute, the Bionomics Institute and CommerceNet. He previously served as Director of the Information Processing Division for the Information Sciences Institute in Marina del Rey, where he led the Arpanet team that made the transition from the original NCP protocols to the current TCP/IP based protocols. He has served as a member of the Board of Dirctors of Exodus Communications since January 1998. Mr. Lynch previously served as a member of The Board of Directors at UUNET Technologies from April 1994 until August 1996.

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

         RICH SHAPERO has served as a member of our Board of Directors since July 1997. Mr. Shapero has been a general partner of Crosspoint Venture Partners, L.P., a venture capital investment firm, since April 1993. From January 1991 to June 1992, he served as Chief Operating Officer of Shiva Corporation, a computer network company. Previously, he was a Vice President of Sun Microsystems, Senior Director of Marketing at AST, and held marketing and sales positions at Informatics General Corporation and UNIVAC's Communications Division. Mr. Shapero serves as a member of the board of directors of Sagent Technology, Inc. and several privately held companies.

CLASSIFIED BOARD

         The Board of Directors is divided into three classes. The term of office and directors consisting of each class is as follows:

CLASS            DIRECTORS                                        TERM OF OFFICE

CLASS I          Danial Lynch            o    expires at the annual meeting of stockholders in 2000 and at
                 Rich Shaperoh                each third succeeding annual meeting thereafter

CLASS II         Frank Marshall          o    expires at the annual meeting of stockholders in 2001 and at
                 Hellene Runtach              each third succeeding annual meeting thereafter




CLASS III        Robert Hawk             o    expires at the annual meeting of stockholders in 2001 and
                 Robert Knowling, Jr          at each third succeeding annual meeting thereafter


      The classification of directors has the effect of making it more difficult to change the composition of the Board of Directors.

BOARD COMMITTEES

         In April 1999, our Board of Directors established an Audit Committee and a Compensation Committee. The Audit Committee consists of two of our outside directors, Mr. Hawk and Ms. Runtagh. The Audit Committee's primary responsibilities include:

         o conducting a post-audit review of the financial statements and audit findings;

         o reviewing our independent auditors proposed audit scope and approach; and

         o reviewing on a continuous basis the adequacy of our system of internal accounting controls.

         The Compensation Committee consists of two of our outside directors, Mr. Shapero and Ms. Runtagh. The primary responsibilities of the Compensation Committee include:

          o reviewing and determining the compensation policy for our executive officers and directors, and other employees as directed by the Board of Directors;

          o reviewing and determining all forms of compensation to be provided to our executive officers; and

          o reviewing and making recommendations to our Board of Directors regarding general compensation goals and guidelines for our employees and the criteria by which bonuses to our employees are determined.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of our Board of Directors or of its Compensation Committee serves as an executive officer of any entity that has one or more of our executive officers serving as members of its board of directors or board of director's compensation committee. No such interlocking relationship has existed in the past. See "Item 13, Certain Relationships and Related Transactions" for a description of transactions between us and entities affiliated with members of our Compensation Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer or was one of the Company's four other most highly compensated executive officer (collectively, the "Named Executive Officers") during the fiscal year ended December 31, 1999. All numbers of shares have been adjusted in the light of the 3-for-2 stock split, effected in the form of a stock dividend, effective April 3, 2000.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                        -------------------------     ---------------------------------------------
                                                                       RESTRICTED     SECURITIES
                               FISCAL                                    STOCK         UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY           BONUS         AWARDS($)    OPTIONS/SARS(#)   COMPENSATION
---------------------------     ----     ------           -----         ---------    ---------------   ------------
Robert Knowling, Jr.,           1999    $ 399,996       $ 500,000          --               --         $ 750,420(8)
Chairman, Board of Directors,   1998    $ 180,768       $ 250,000          --           4,725,000      $ 750,343(9)
President and Chief Executive   1997       --              --              --               --               --
Officer(1)

Robert Roblin,                  1997    $ 232,692       $  140,250      $ 882,500(7)        --         $     405(10)
Executive Vice President,       1999    $  21,154(3)       $ 9,493         --             562,500      $      74(10)
and Marketing                   1998       --              --              --               --               --

Catherine Hemmer,               1999    $ 180,769       $  109,500      $ 882,500(7)        --         $     240(10)
Chief Operating Officer         1998    $  58,359(4)       $56,000         --             437,713      $  84,363(11)
                                1997       --              --              --               --               --

Joseph Devich,                  1999    $ 167,308       $ 101,250          --               --         $     210(10)
Executive Vice President,       1998    $  52,981(5)    $  20,137          --               --         $  76,961(12)
Corporate Services              1997       --              --              --               --               --

Robert Davenport, III           1999        $           $  91,667          --               --         $     171(10)
Executive Vice President,       1998       --              --              --               --               --
Business Development            1997       --              --              --               --               --

-----------------
(1) In September 1999, Mr. Knowling became Chairman of the Company's Board of Directors.
(2) Pro rated based on an annual salary of $400,000 from hiring date of July 8, 1998.
(3) Pro rated based on an annual salary of $220,000 from hiring date of November 16, 1998.
(4) Pro rated based on an annual salary of $150,000 from hiring date of August 10, 1998.
(5) Pro rated based on an annual salary of $150,000 from hiring date of August 13, 1998.
(6) Pro rated based on an annual salary of $200,000 from hiring date of January 20, 1999.
(7) This value is based upon the split-adjusted closing price of $29.416 for 30,000 post-split shares granted on November 3, 1999 to Mr. Roblin and Ms. Hemmer. As of December 31, 1999, all of these shares were unvested and valued at $1,118,750 based on a split-adjusted closing price of $37.29. Twenty-five percent of these shares will vest on the four consecutive anniversaries of the grant date.
(8) Includes $750,000 for the final installment of Mr. Knowling's sign-on bonus as well as $420 for term life insurance premium.
(9) Includes $750,000 for the first installment of Mr. Knowling's sign-on bonus as well as $343 for term life insurance premium.
(10) _____ The dollar amount in this column represents premium payments the Company made for executive's term life insurance policies.
(11) Includes a payment of $84,275 as a sign-on bonus as well as $88 for term life insurance premium.
(12) Includes a payment of $76,883 as a sign-on bonus as well as $78 for term life insurance premium.

OPTION / SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding stock options granted to Named Executive Officers during the fiscal year ended December 31, 1999. During the last fiscal year, Mr. Davenport was the only Named Executive Officer to receive any such grant. All numbers of shares have been adjusted in light of the 3-for-2 stock split, effected in the from of a stock dividend, effective March 31, 2000.



                                                          INDIVIDUAL GRANTS
                                      ---------------------------------------------------------    POTENTIAL REALIZABLE
                                                        PERCENT OF                                   VALUE AT ASSUMED
                                         NUMBER OF         TOTAL                                   ANNUAL RATES OF STOCK
                                        SECURITIES    OPTIONS GRANTED    EXERCISE                   PRICE APPRECIATION
                                        UNDERLYING     TO EMPLOYEES       PRICE                    FOR OPTION TERM($)(3)
                                          OPTIONS        IN FISCAL         PER       EXPIRATION    ----------------------
                NAME                   GRANTED(#)(1)    1999(%)(2)       SHARE($)       DATE         5%           10%
-----------------------------------    -------------  ----------------   ---------   ----------  -----------  -----------
Robert Davenport, III..............        450,001          5.13%       $  7.53      1/20/2007   $ 1,623,354  $ 3,888,215


-------------------
(1) These options become exercisable over a four-year period, with 12.5% of the option shares vesting on the six-month anniversary of the grant date and the remainder vesting in 42 equal monthly installments. All the options have a term of eight years, subject to earlier termination in certain situations related to termination of employment. See "--1997 Stock Plan."

(2) Based on options covering an aggregate of 8,774,658 shares (split-adjusted) the Company granted during 1999 pursuant to the Company's 1997 Stock Plan.

(3) These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The potential realizable values are calculated by assuming that the Company's Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the granted options. The assumed 5% and 10% rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock price growth.

AGGREGATED OPTION / SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION / SAR VALUES

         The following table sets forth the information with respect to the exercise of stock options during the year ended December 31, 1999 and the number and year-end value of shares of the Company's Common Stock underlying the unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised or held stock appreciation rights during the year ended December 31, 1999. All figures in this table have been adjusted in light of the March 31, 2000 stock split, effected in the form of a stock dividend.


                                                           NUMBER OF SECURITIES
                              SHARES                            UNDERLYING                  VALUE OF UNEXERCISED
                             ACQUIRED                     UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                ON                           DECEMBER 31, 1999                     DECEMBER 31, 1999
                             EXERCISE        VALUE       ----------------------------    --------------------------------
           NAME                 (#)      REALIZED ($)    EXERCISABLE    UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
---------------------        --------    ------------    -----------    -------------    ----------------  ----------------
Robert Knowling, Jr.          491,250    $               1,088,437        3,145,312       $ 40,105,898.20   $115,896,027.95
Robert Roblin                 22,500     $ 582,575.00      129,843          410,152       $  4,384,437.41   $ 13,849,862.47
Catherine Hemmer              54,000     $                  91,902          291,811       $  3,192,316.10   $ 10,136,396.75
Joseph Devich                 54,129     $                  39,800          177,862       $  2,073,745.85   $  9,267,351.35
Robert Davenport, III           --            --            68,750          231,251       $  3,066,536.48   $ 10,314,758.22

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

         We have entered into a written employment agreement with Robert Knowling, Jr., our President and Chief Executive Officer. The agreement provides that Mr. Knowling will receive compensation in the form of a $400,000 annual base salary and a $250,000 minimum annual bonus. Mr. Knowling received (i) a signing bonus of $1,500,000, one half of which was paid when he began working for us, and the remaining half of which was paid (July 1999), and (ii) stock options to purchase 3,150,000 shares of our Common Stock at an exercise price of $0.67 per share. If we terminate Mr. Knowling's employment relationship without cause (as that term is defined in the agreement), or if Mr. Knowling resigns for good reason (as that term is defined in the agreement), we must continue to pay Mr. Knowling's annual salary and targeted bonus for a period of two years after the date of termination so long as Mr. Knowling does not become employed by one of our direct competitors. Mr. Knowling has agreed to be bound by customary confidentiality provisions during the term of his employment. As provided in the agreement, in August 1999 we loaned Mr. Knowling $500,000 pursuant to a promissory note that is secured by a First deed of Trust and that bears no interest during his employment. The loan has provisions for forgiveness based on continued employment and matures in four years, subject to acceleration in certain events. See "Item 13, Certain Relationships and Related Transactions--Employee Loans."

         With respect to all options granted under our 1997 Stock Plan, in the event that we merge with or into another corporation resulting in a change of control involving a shift in 50% or more of the voting power of our capital stock, or the sale of all or substantially all of our assets, the options will fully vest and become exercisable one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause or in the event the successor corporation refuses to assume the options. See "--1997 Stock Plan."

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

1997 STOCK PLAN

         Our 1997 Stock Plan was adopted by our Board of Directors and the stockholders in July 1997. The number of shares of our Common Stock which are reserved for issuance under the 1997 Stock Plan is 23,280,513 shares, plus an annual increase beginning in January 2000, equal to the lesser of (i) 3% of the outstanding shares on such date or (ii) an amount determined by our Board of Directors. The annual increase is subject to adjustment upon changes in our capitalization. The 1997 Stock Plan provides for the granting to employees (including officers and directors) of qualified "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the granting to employees (including officers and directors) and consultants of nonstatutory stock options. The 1997 Stock Plan also provides for the granting of stock purchase rights ("SPRs"). As of March 24, 2000, options to purchase an aggregate of 17,744,288 shares were outstanding and 2,951,588 shares remained available for future grants.

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

1998 EMPLOYEE STOCK PURCHASE PLAN

         The 1998 Employee Stock Purchase Plan was adopted by the Company's Board of Directors in December 1998, and approved by the stockholders in January 1999. A total of 2,250,000 post-split shares of the Company's Common Stock have been reserved for issuance under this plan, plus annual increases equal to the lesser of (i) 2% of the outstanding shares on such date or (ii) an amount determined by the Board of Directors. To date, 334,776 post-split shares have been issued under the 1998 Employee Stock Purchase Plan.

         The 1998 Employee Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except for the first offering period which commenced on the first trading day after the Company's initial public offering on January 22, 1999, and ends on the last trading day on or before October 31, 2000.

         Employees are eligible to participate if they are customarily employed by the Company or any of the Company's participating subsidiaries for at least 20 hours per week and more than five months in any calendar year. However, no employee may be granted a right to purchase stock under the 1998 Employee Stock Purchase Plan (i) to the extent that, immediately after the grant of the right to purchase stock, the employee would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company's capital stock, or (ii) to the extent that his or her rights to purchase stock under all the Company's employee stock purchase plans accrues at a rate which exceeds $25,000 worth of stock for each calendar year. The 1998 Employee Stock Purchase Plan permits participants to purchase the Company's Common Stock through payroll deductions of up to 12% of the participant's "compensation." Compensation is defined as the participant's base straight time gross earnings and commissions but excludes payments for overtime, shift premium, incentive compensation, incentive payments, bonuses and other compensation. The maximum number of shares a participant may purchase during a single purchase period is 5,000 shares.

         Amounts deducted and accumulated by the participant are used to purchase shares of the Company's Common Stock at the end of each purchase period. The price of stock purchased under the 1998 Employee Stock Purchase Plan is generally 85% of the lower of the fair market value of the Company's Common Stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. Participants may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment.

         Rights to purchase stock granted under the 1998 Employee Stock Purchase Plan are not transferable by a participant other than by will, the laws of descent and distribution, or as otherwise provided under the plan. The 1998 Employee Stock Purchase Plan provides that, in the event the Company merges with or into another corporation or sell substantially all of the Company's assets, each outstanding right to purchase stock may be assumed or substituted for by the successor corporation. If the successor corporation refuses to assume or substitute for the outstanding rights to purchase stock, the offering period then in progress will be shortened and a new exercise date will be set.

         The Company's Board of Directors has the authority to amend or terminate the 1998 Employee Stock Purchase Plan, except that no such action may adversely affect any outstanding rights to purchase stock under the Employee Stock plan. The Company's Board of Directors may terminate an offering period on any exercise date if it determines that the termination of the plan is in the Company's best interests and the best interest of the Company's stockholders. The Board of Directors may in its sole discretion amend the plan to the extent necessary and desirable to avoid unfavorable financial accounting consequences by altering the purchase price for any offering period, shortening any offering period or allocating remaining shares among the participants. Unless sooner terminated by the Company's Board of Directors, the plan will automatically terminate ten years from the effective date of the Company's initial public offering.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of reports received by the Company during or with respect t the year ended December 31, 1999 pursuant to Rule 16a-3(e) of the Securities exchange Act of 1934, as amended (the "Exchange Act"), all required reports on Form 3, Form 4 and Form 5 were timely filed by the Company's directors, officers and 10% stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of our Common Stock as of March 20, 2000 by:

           (i)    each Named Executive Officer;

           (ii)   each of our directors;

           (iii)  all of our executive officers and directors as a group; and

           (iv)   all persons who directly own 5% or more of our Common Stock.

         Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Covad Communications Group, Inc., 2330 Central Expressway, Santa Clara, California 95050. As of March 1, 2000, there were 144,412,857 shares (on a post-split basis) of Common Stock outstanding, which excludes 1,594,794 outstanding shares of the Company's non-voting Class B Common Stock which are convertible into 3,588,286 split-adjusted shares of Common Stock upon transfer to a third party. Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of March 20, 2000 as described in the footnotes below. Percentage ownership is calculated pursuant to SEC Rule 13d-3(d)(1). Such shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. All figures are shown on a post-split basis in light of the 3-for-2 stock split, effective April 3, 2000.


                                                                                            NUMBER OF
                                                                                             SHARES         PERCENTAGE
                                                                                          BENEFICIALLY     BENEFICIALLY
                                   BENEFICIAL OWNER                                           OWNED           OWNED
-------------------------------------------------------------------------------------     -----------      -------------
Putnam Investments, Inc.(1)..........................................................      11,467,869            7.9%
Robert Knowling Jr.(2)...............................................................       1,638,685            1.1%
Robert Roblin(3).....................................................................         176,946            *
Catherine Hemmer(4)..................................................................         137,860            *
Joseph Devich(5).....................................................................         161,305            *
Robert Davenport, III(6).............................................................          88,123            *
Robert Hawk(7).......................................................................         229,858            *
Daniel Lynch(8)......................................................................         309,415            *
Frank Marshall(9)....................................................................         594,357            *
Rich Shapero(10).....................................................................           4,374            *
Hellene Runtagh(11)..................................................................          10,498            *
All current executive officers and directors as a group (15 persons).................       9,133,170            6.3%


--------------------

 * Represents beneficial ownership of less than 1% of the Company's outstanding voting stock.
(1) Based on a Form 13G filed February 17, 2000 with the Securities and Exchange Commission by Marsh & McLennan Companies, Inc. and its direct and indirect wholly-owned subsidiaries, Putnam Investments, Inc., Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc.
(2) Includes 1,605,561 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.
(3) Includes 176,436 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.
(4) Includes 137,499 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.
(5) Includes 122,175 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.
(6) Includes 88,123 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.
(7) Includes 24,624 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.
(8) Includes 309,415 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.
(9) Includes 44,874 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.
(10) Includes 4,374 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.
(11) Includes 3,748 shares of Common Stock subject to options exercisable within 60 days of March 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERIES C PREFERRED STOCK AND WARRANT SUBSCRIPTION AGREEMENT

         On February 20, 1999, we entered into a Series C Preferred Stock and Warrant Subscription Agreement (the "Subscription Agreement") with Warburg and Crosspoint. Under this agreement, Warburg and Crosspoint unconditionally agreed to purchase an aggregate of 5,764,143 shares of our Series C Preferred Stock and warrants to purchase an aggregate of 4,729,500 shares of our Series C Preferred Stock for an aggregate purchase price of $16.0 million at a date that we were to determine but, in any event, not later than March 11, 1999. We agreed to either call this commitment or complete an alternate equity financing of at least $16.0 million by March 11, 1999. A proposed alternate equity financing providing for a price per share greater than or equal to $2.7767 and including securities that are equal in right with, or more favorable to us than, our Series C Preferred Stock as set forth in our Amended and Restated Certificate of Incorporation required approval by a majority of our disinterested directors. A proposed alternate equity financing providing for a price per share of less than $2.7767 or involving securities whose terms are less favorable to us than our Series C Preferred Stock required unanimous approval by our entire Board of Directors. In consideration of this commitment, we issued to Warburg and Crosspoint warrants to purchase an aggregate of 1,694,148 shares of our Common Stock at a purchase price of $0.0033 per share. The parties have agreed that the AT&T Ventures and NEXTLINK stock purchases constitute an alternate equity financing. As a result, we did not issue and sell our Series C Preferred Stock and warrants to purchase Series C Preferred Stock to Warburg and Crosspoint. Messrs. Henry Kressel and Joseph Landy, two of our former directors, are affiliated with Warburg, and Mr. Shapero, one of our current directors is affiliated with Crosspoint.

         On April 24, 1999, the Subscription Agreement was amended pursuant to an Assignment and Assumption Agreement to which we were a party along with Warburg, Crosspoint and Mr. Hawk. By the terms of this agreement, Warburg and Crosspoint assigned to Mr. Hawk their obligation to purchase 36,015 shares of our Series C Preferred Stock and 29,559 warrants to purchase Series C Preferred Stock for an aggregate purchase price of $100,001.65. On the same date, Mr. Hawk purchased 36,015 shares of our Series C Preferred Stock at a price per share of $2.7767. As a result of this amendment, the aggregate obligation of Warburg and Crosspoint to purchase our Series C Preferred Stock and warrants to purchase Series C Preferred Stock was reduced from 5,764,143 shares to 5,728,128 shares and from 4,729,500 shares to 4,699,941 shares, respectively, for an aggregate purchase price of $15.9 million (reduced from $16.0 million). On the same date, the Amended and Restated Stockholder Rights Agreement dated March 11, 1999 (the "Stockholder Rights Agreement") was amended to add Mr. Hawk as a party.

         The warrants to purchase our Common Stock issued upon the signing of the Subscription Agreement had five-year terms (but had to be exercised prior to the closing of our initial public offering), had purchase prices of $0.0022 per share were immediately exercisable and contained net exercise provisions. Prior to our initial public offering, Warburg and Crosspoint exercised their warrants to purchase Series C Preferred Stock for 2,032,605 and 508,243 shares of our Common Stock.

         On March 11, 1999, we amended the Stockholder Rights Agreement to which we and certain of our stockholders are a party, to extend the rights held by Warburg, Crosspoint and Intel to our warrants to purchase Common Stock, Series C Preferred Stock and warrants to purchase Series C Preferred Stock issued or issuable to Warburg, Crosspoint and Intel pursuant to the Subscription Agreement.

THE INTEL STOCK PURCHASE

         As provided in the Subscription Agreement, Intel purchased 360,144 shares of our Series C Preferred Stock and warrants to purchase 295,500 shares of our Series C Preferred Stock for an aggregate purchase price of $1.0 million concurrently with the closing of the issuance of the 1998 13 1/2 % Senior Discount Notes due 2008 issued in March 1998. We did not have any obligation to issue the warrants to purchase Series C Preferred Stock to Intel until such time as Warburg and Crosspoint funded their respective commitments under the Subscription Agreement. The parties agreed that our initial public offering constituted an alternate equity financing and, therefore, we will not issue the warrants to purchase Series C Preferred Stock to Intel. In connection with its agreement to purchase such Series C Preferred Stock and warrants to purchase Series C Preferred Stock, we issued to Intel Common Warrants to purchase an aggregate of 158,778 shares of our Common Stock at a purchase price of $0.0022 per share. Prior to our initial public offering, Intel exercised their warrants for 158,778 shares of our Common Stock.

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

         In connection with the Exchange Agreement, one of our former officers, Mr. Charles McMinn, and two of our current officers, Messrs. Khanna and Haas, each exchanged 4,500,000 shares of Common Stock of Covad California, originally purchased for $0.0028 per share, for a like number of our shares of Common Stock pursuant to restricted stock purchase agreements. In addition, Mr. Lynch, one of our directors, exchanged 216,000 shares of Common Stock of Covad California, originally purchased for $0.0222 per share, for a like number of our shares of Common Stock pursuant to a restricted stock purchase agreement. The Common Stock issued to Messrs. McMinn, Khanna, Haas and Lynch are generally subject to vesting over a period of four years. This vesting is subject to acceleration upon a change of control involving a merger, sale of all or substantially all our assets or a shift in 50% or more of the voting power of our capital stock. Our repurchase rights lapse one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause, or in the event the successor corporation refuses to assume the agreements.

ISSUANCE OF COMMON STOCK

        On July 15, 1997, we issued 1,687,500 shares of our Common Stock to Mr. Cardinale, one of our former officers, for a purchase price of $0.0333 per share. On August 30, 1997, we issued 517,500 shares of our Common Stock to Mr. Laehy, one of our officers, for $0.0333 per share. On October 14, 1997, we issued 216,000 shares of our Common Stock to Mr. Marshall, one of our directors, for a purchase price of $0.0333 per share. On April 24, 1998, we issued 144,000 shares of our Common Stock to Mr. Hawk, one of our directors, for a purchase price of $0.444 per share. On August 28, 1998, we issued 60,000 shares of our Common Stock to Mr. Hawk for a purchase price of $3.8333 per share. On November 3, 1999, we issued 20,000 Shares of Common Stock to Cathy Hemmer, one of our officers, for a purchase price of $0.001 per share. On November 3, 1999, we issued 20,000 shares of our common stock to Rob Roblin, one of our officers, for the purchase price of $0.001 per share. On April 15, 1999, we issued 12,000 shares of our Common Stock to Jane Marvin, one of our Officers, for a purchse price of $0.001 per share. The shares of our Common Stock issued to Messrs. Cardinale, Laehy, Marshall and Hawk were issued pursuant to restricted stock purchase agreements which contain vesting and change of control provisions similar to those contained in the above-described restricted stock purchase agreements of Messrs. McMinn, Khanna, Haas and Lynch.

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

ISSUANCE OF SERIES B PREFERRED STOCK

         In July 1997, we sold an aggregate of 17,000,001 shares of our Series B Preferred Stock, of which 12,000,000 shares were sold to Warburg, 3,000,000 shares were sold to Crosspoint and 2,000,001 shares were sold to Intel. The purchase price of our Series B Preferred Stock was $0.50 per share. A portion of the purchase price of the Series B Preferred Stock was paid by cancellation of a $500,000 demand note issued to Warburg in June 1997. Messrs. Kressel and Landy, each of whom formerly served as members of our Board of Directors, are affiliated with Warburg. Mr. Shapero, who currently serves on our Board of Directors, is affiliated with Crosspoint. On February 12, 1998, we sold additional 100,002 shares of Series B Preferred Stock at a purchase price of $1.00 per share to Mr. Marshall, one of our directors.

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

         Concurrently with these strategic equity investments, we entered into commercial agreements with AT&T, NEXTLINK and Qwest. These agreements provide for the purchase, marketing and resale of our services at volume discounts, our purchase of fiber-optic transport bandwidth at volume discounts, collocation of network equipment and development of new DSL services. These agreements have terms ranging from six months to several years subject to earlier termination in certain circumstances. We cannot predict the number of line orders that AT&T, NEXTLINK or Qwest will generate, if any, whether line orders will be below our expectations or the expectations of, AT&T, NEXTLINK or Qwest or whether AT&T, NEXTLINK or Qwest will discontinue selling our services entirely.

EQUIPMENT LEASE FINANCING

         Through December 31, 1999, we have incurred a total of $865,000 of equipment lease financing obligations (including principal and interest) through a sale lease-back transaction with Charter Financial, Inc. ("Charter Financial"). Through December 31, 1999, we have made total payments of approximately $525,000 to Charter Financial on these obligations. Warburg, one of our principal stockholders, owns a majority of the capital stock of Charter Financial. We believe that the terms of the lease financing with Charter Financial were completed at rates similar to those available from alternative providers. Our belief that the terms of the sale lease-back arrangement are similar to those available from alternative providers is based on the advice of our officers who reviewed at least two alternative proposals and who reviewed and negotiated the terms of the arrangement with Charter Financial.

VENDOR RELATIONSHIP

         Crosspoint, one of our principal stockholders, owns approximately 12% of the capital stock of Diamond Lane, one of our vendors. Our payments to Diamond Lane through December 31, 1999 totaled approximately $51,539,000. We believe that the terms of its transactions with Diamond Lane were completed at rates similar to those available from alternative vendors. This belief is based on our management team's experience in obtaining vendors and the fact that we sought competitive bidders before entering into the relationship with Diamond Lane.

EMPLOYEE LOANS

         In August 1998, the Company loaned Robert Knowling, Jr., the Company's Chairman of the Board, President and Chief Executive Officer, pursuant to his employment agreement the principal amount of $500,000 pursuant to a Note Secured by Deed of Trust, which was secured by certain real property of Mr. Knowling. The entire principal balance of this note becomes due and payable in one lump sum on August 14, 2002. No interest is charged on the note. This note has provisions for forgiveness based on continued employment and is subject to acceleration in certain events.

         In August 1998, the Company loaned Joseph Devich, one of the Company's officers, the principal amount of $200,000 pursuant to a note secured by Deed of Trust, which was secured by certain real property of Mr. Devich. The outstanding principal balance of this note becomes due and payable in four equal installments commencing August 13, 1999, with the last installment due on August 13, 2002. No interest is charged on the note. This note has provisions for forgiveness based on continued employment and is subject to acceleration in certain events.

         In October 1998, the Company loaned Catherine Hemmer,one of the Company's officers, and her husband, one of the Company's employees, the principal amount of $600,000 pursuant to a Note Secured By Deed of Trust, which was secured by certain real property of the Hemmers. The outstanding principal balance of this note becomes due in four equal annual installments commencing August 10, 1999, with the last installment due on August 10, 2002. No interest is charged on the note. This note has provisions for forgiveness based upon continued employment of each of the Hemmers and is subject to acceleration in certain events.

         In April 1999, the Company committed to extend a loan to Jane Marvin, one of the Company's officers, in the principal amount of $510,000 for the purchase of a principal residence. The loan, at Ms. Marvin's discretion, may or may not be secured by such principal residence. When extended to Ms. Marvin, the loan will provide that the principal balance will be due and payable in four equal annual installments beginning at the first year anniversary of the commencement of Ms. Marvin's employment, and, if secured by her principal residence, no interest will be charged for the loan. Furthermore, the loan will be forgiven based upon her continued employment and is subject to acceleration in certain events. In addition, in December 1999, the Company loaned Ms. Marvin $80,705.46 pursuant to a note secured by a pledge of shares of the Company's Common Stock. The entire principal balance of this note becomes due and payable in one lump sum on the earlier to occur of October 2000 or the sale of the pledged shares. Interest is payable on the note at a rate of 5.89% per annum, compounded semi-annually.

         In May 1999, the Company loaned Robert Davenport, one of the Company's officers, the principal amount of $600,000 for the purchase of a principal residence. The loan is secured by such principal residence. The outstanding principal balance of this note becomes due in four equal installments commencing January 20, 2000, with the last installment due on January 20, 2003. No interest is charged on the note. The note has provisions for forgiveness based upon continued employment and is subject to acceleration in certain events.

         In January 2000, the Company committed to extend a loan to Michael Lach, one of the Company's officers, in the principal amount of $200,000, for the purchase of a principal residence. The loan will be secured by such principal residence. The loan will provide that the principal balance will be due and payable in four equal annual installments, beginning at the first year anniversary of the commencement of Mr. Lach's employment. No interest will be charged on this loan. The loan will have provisions for forgiveness based on continued employment and is subject to acceleration in certain events.

                        COVAD COMMUNICATIONS GROUP, INC.

                                GLOSSARY OF TERMS

         ACCESS LINE--A circuit that connects a telephone end-user to the ILEC Central Office.

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

         CENTRAL OFFICE--ILEC facility where subscriber lines are joined to switching equipment.

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

         FRAME-RELAY--A high-speed packet-switched data communications protocol.

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

         ILEC COLLOCATION--A location serving as the interface point for a CLEC network's interconnection to that of the ILEC. Collocation can be (i) physical, in which the CLEC places and directly maintains equipment in the ILEC Central Office, or (ii) virtual, in which the CLEC leases a facility, similar to that which it might build, to effect a presence in the ILEC Central Office.

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

     (b)  Reports on Form 8-K:

          None

     (c)  Exhibits:

  EXHIBIT
  NUMBER                             DESCRIPTION
  ------                             -----------
  2.1(1)    Agreement and Plan of Merger Among Covad Communications Group, Inc.,
            LightSaber Acquisition Co. and LaserLink.Net, Inc., dated as of
            March 8, 2000.
  3.2(2)    Amended and Restated Certificate of Incorporation of the Registrant,
            as currently in effect.
  3.4(2)    Bylaws, as currently in effect.
  4.1(2)    Indenture dated as of March 11, 1998 between the Registrant and The
            Bank of New York, including form of 13 1/2% Senior Discount Note Due
            2008.
  4.3(2)    Warrant Agreement dated as of March 11, 1998 between the Registrant and the Bank of New York.
  4.4(2)    Warrant Registration Rights Agreement dated as of March 11, 1999 among the Registrant and Bear, Stearns & Co. Inc. and BT Alex. Brown
            Incorporated.
  4.5(2)    Specimen 13 1/2% Senior Discount Note Due 2008, Series B.
  4.6(2)    Amended and Restated Stockholders Rights Agreement dated
            March 11, 1998 among the Registrant and certain of its stockholders.
  4.7(3)    Indenture dated as of February 18, 1999 between the Registrant and The Bank of New York, including form of 12 1/2% Senior Note Due
            2009.
  4.9(3)    Specimen 12 1/2% Senior Note Due 2009.
  4.10(4)   Indenture dated as of January 28, 2000 between the Registrant and
            The United States Trust Company of New York, including form of 12%
            Senior Note Due 2010.
  4.11(4)   Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns & Co., Inc.
  4.12(4)   Specimen 12% Senior Note Due 2010.

  EXHIBIT
  NUMBER                             DESCRIPTION
  ------                             -----------
  4.13(5)   Stockholder Protection Rights Agreement dated February 15, 2000.
 10.1(2)    Form of Indemnification Agreement entered into between the
            Registrant and each of the Registrant's executive officers and directors.
 10.5(2)    Series C Preferred Stock and Warrant Subscription Agreement dated as of February 20, 1998 among the Registrant, Warburg, Pincus Ventures,
            L.P., Crosspoint Venture Partners 1996 and Intel Corporation, as
            amended by the Assignment and Assumption Agreement and First
            Amendment to the Series C Preferred Stock and Warrant Subscription
            Agreement dated as of April 24, 1998 among the Registrant, Warburg,
            Crosspoint and Robert Hawk.
 10.6(2)    Employment Agreement dated June 21, 1999 between the Registrant and
            Robert E. Knowling, Jr.
 10.7(2)    Sublease Agreement dated July 6, 1998 between Auspex Systems, Inc.
            and the Registrant with respect to Registrant's facilities in Santa
            Clara, California.
 10.8(2)    1998 Employee Stock Purchase Plan and related agreements, as currently in effect.
 10.10(2)   Form of Warrant to purchase Common Stock issued by the Registrant on
            February 20, 1998 to Warburg, Pincus Ventures, L.P., Crosspoint
            Ventures Partners 1996 and Intel Corporation.
 10.11(2)   Note Secured by Deed of Trust dated October 7, 1998 issued by
            Catherine A. Hemmer and John J. Hemmer in favor of the Registrant.
 10.12(2)   1997 Stock Plan and related option agreement, as currently in effect.
 10.13(2)   Series C-1 Preferred Stock Purchase Agreement dated as of December
            30, 1998 among the Registrant, AT&T Venture Fund II, LP and two affiliated funds.
 10.14(2)   Series D-1 Preferred Stock Purchase Agreement dated as of December
            30, 1998 among the Registrant, AT&T Venture Fund II, LP and two affiliated funds.
 10.15(2)   Series C-1 Preferred Stock Purchase Agreement dated as of December
            30, 1998 between the Registrant and NEXTLINK Communications, Inc.
 10.16(2)   Series D-1 Preferred Stock Purchase Agreement dated as of December
            30, 1998 between the Registrant and NEXTLINK Communications, Inc.
 10.17(2)   Series C-1 Preferred Stock Purchase Agreement dated as of December
            30, 1998 between the Registrant and U.S. Telesource, Inc.
 10.18(2)   Series D-1 Preferred Stock Purchase Agreement dated as of January
            19, 1998 between the Registrant and U.S. Telesource, Inc.
 11.1       Statement of Computation of Per Share Earnings.
 21.1       Subsidiaries of the Registrant.
 23.1       Consent of Ernst & Young LLP, independent auditors.
 24.1       Power of Attorney (Included on Page IV-3).
 27.1       Financial Data Schedules.
---------------------------
(1) Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.
(2) Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.
(3) Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form S-4 (File No. 333-75955) as originally filed on April 9, 1999 and as subsequently amended.
(4) Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form S-4 (File No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.
(5) Incorporated by reference to Exhibit 4.1 filed with our Registration Statement on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COVAD COMMUNICATIONS GROUP, INC.


                                       By: /s/ ROBERT KNOWLING, JR.
                                           --------------------------------
                                           Robert Knowling, Jr.
                                           Chairman, Board of Directors,
                                           President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 30, 2000 in the capacities indicated.


SIGNATURE                               TITLE

       /s/ Robert Knowling, Jr.         Chairman, Board of Directors,
----------------------------------      President and Chief Executive Officer
Robert Knowling, Jr.                    (Principal Executive Officer)

       /s/ Timothy Laehy                Chief Financial Officer (Principal
----------------------------------      Financial and Accounting Officer)
Timothy Laehy

       /s/ Robert Hawk                  Director
----------------------------------
Robert Hawk

       /s/ Hellene Runtagh              Director
----------------------------------
Hellene Runtagh

       /s/ Daniel Lynch                 Director
----------------------------------
Daniel Lynch

       /s/ Frank Marshall               Director
----------------------------------
Frank Marshall

       /s/ Rich Shapero                 Director
----------------------------------
Rich Shapero

                                 EXHIBIT INDEX

-------------------------------------------------------------------------------


   EXHIBIT
    NUMBER                                                       DESCRIPTION
    ------                                                       -----------

     2.1(1)   Agreement and Plan of Merger Among Covad Communications Group, Inc., Lightsaber Acquisition Co. and LaserLink. Net,
              Inc., dated as of March 8, 2000.
     3.2(2)   Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.
     3.4(2)   Bylaws, as currently in effect.
     4.1(2)   Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York, including form of 13-1/2% Senior
              Discount Note Due 2008.
     4.3(2)   Warrant Agreement dated as of March 11, 1998 between the Registrant and The Bank of New York.
     4.4(2)   Warrant Registration Rights Agreement dated as of March 11, 1999 among the Registrant and Bear, Stearns & Co. Inc. and
              BT Alex.Brown Incorporated.
     4.5(2)   Specimen 13 1/2% Senior Discount Note Due 2008, Series B.
     4.6(2)   Amended and Restated Stockholders Rights Agreement dated March 11, 1998 among the Registrant and certain of its stockholders.
     4.7(3)   Indenture dated as of February 18, 1999 between the Registrant and The Bank of New York, including form of 12 1/2%
              Senior Note Due 2009.
     4.9(3)   Specimen 12 1/2% Senior Note Due 2009.
     4.10(4)  Indenture dated as of January 28, 2000 between the Registrant and The United States Trust Company of New York,
              including form of 12% Senior Note Due 2010.
     4.11(4)  Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns & Co., Inc.
     4.12(4)  Specimen 12% Senior Note Due 2010.
     4.13(5)  Stockholder Protection Rights Agreement dated February 15, 2000.
     10.1(2)  Form of Indemnification Agreement entered into between the Registrant and each of the Registrant's executive officers and directors.
     10.5(2)  Series C Preferred Stock and Warrant Subscription Agreement dated as of February 20, 1998 among the Registrant,
              Warburg, Pincus Ventures, L.P., Crosspoint Venture Partners 1996 and Intel Corporation, as amended by the Assignment and Assumption Agreement and First Amendment to the Series C Preferred Stock and Warrant Subscription Agreement dated as of April 24, 1998 among the Registrant, Warburg, Crosspoint and Robert Hawk.
     10.6(2)  Employment Agreement dated June 21, 1999 between the Registrant and Robert E. Knowling, Jr.
     10.7(2)  Sublease Agreement dated July 6, 1998 between Auspex Systems, Inc. and the Registrant with respect to Registrant's facilities in Santa Clara, California.
     10.8(2)  1998 Employee Stock Purchase Plan and related agreements, as currently in effect.
     10.10(2) Form of Warrant to purchase Common Stock issued by the Registrant on February 20, 1998 to Warburg, Pincus Ventures,
              L.P., Crosspoint Ventures Partners 1996 and Intel Corporation.
     10.11(2) Note Secured by Deed of Trust dated October 7, 1998 issued by Catherine A. Hemmer and John J. Hemmer in favor of the
              Registrant.
     10.12(2) 1997 Stock Plan and related option agreement, as currently in effect.
     10.13(2) Series C-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 among the Registrant, AT&T Venture Fund
              II, LP and two affiliated funds.
     10.14(2) Series D-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 among the Registrant, AT&T Venture Fund
              II, LP and two affiliated funds.
     10.15(2) Series C-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 between the Registrant and NEXTLINK
              Communications, Inc.
     10.16(2) Series D-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 between the Registrant and NEXTLINK
              Communications, Inc.


     10.17(2) Series C-1 Preferred Stock Purchase Agreement dated as of January 19, 1998 between the Registrant and U.S. Telesource,
              Inc.
     10.18(2) Series D-1 Preferred Stock Purchase Agreement dated as of January 19, 1998 between the Registrant and U.S. Telesource,
              Inc.
     11.1     Statement of Computation of Per Share Earnings.
     21.1     Subsidiaries of the Registrant.
     23.1     Consent of Ernst & Young LLP, independent auditors.
     24.1     Power of Attorney (Included on Page IV-3).
     27.1     Financial Data Schedules.


     ----------------------------------------
(1) Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.
(2) Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.
(3) Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form S-4 (File No. 333-75955) as originally filed on April 9, 1999 and as subsequently amended.
(4) Incorporated by reference to the exhibit of corresponding number filed with our Registration Statement on Form S-4 (File No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.
(5) Incorporated by reference to Exhibit 4.1 filed with our Registration Statement on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.