Form 10-K405/A
period 1999-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2000-03-31
CIK 1043769

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


                                                                                YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                             1997               1998             1999
                                                                             ----               ----             ----
                                                                                (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues     ....................................................       $     26         $   5,326         $   66,488
Operating expenses: .............................................
      Network and product costs.................................              54             4,562             55,347
      Sales, marketing, general and administrative..............           2,374            31,043            140,372
      Amortization of deferred compensation......................            295             3,997              4,768
      Depreciation and amortization..............................             70             3,406             37,602
                                                                  ----------------  ----------------  -----------------
            Total operating expenses.............................          2,793            43,008            238,089
                                                                  ----------------  ----------------  -----------------

Loss from operations.............................................         (2,767)          (37,682)          (171,601)
      Net interest expense.......................................            155           (10,439)           (23,796)
                                                                  ----------------  ----------------  -----------------
Net loss     ....................................................       $ (2,612)        $ (48,121)        $ (195,397)
                                                                  ================ ================  =================
Net loss per share...............................................       $  (0.53)        $   (5.62)        $    (2.74)
                                                                  ================  ================  =================

OTHER FINANCIAL DATA:

EBITDA(1)........................................................       $ (2,402)        $ (30,154)        $ (129,486)
Capital expenditures.............................................          2,253            59,503            207,830

                                                                                  AS OF DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                            1997               1998               1999
                                                                            ----               ----               ----
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents and short-term investments.............        $ 4,378          $  64,450         $  767,357
Net property and equipment.......................................          3,014             59,145            237,542
Total assets ....................................................          8,074            139,419          1,147,606
Long-term obligations, including current portion.................            783            142,879            375,049
Total stockholders' equity (net capital deficiency) .............          6,498            (24,706)           690,291

                                                                                  AS OF DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                            1997               1998               1999
                                                                            ----               ----               ----
OTHER OPERATING DATA:
Homes and businesses passed......................................        278,000          6,023,217         29,000,000
Lines installed..................................................             26              3,922             57,000

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

         We are currently aware of a Staff Accounting Bulletin entitled SAB 101 "Revenue Recognition in Financial Statements," which was issued in December 1999 by the Securities and Exchange Commission. SAB 101 provides that, in certain circumstances, revenues which are received in the first month of a contract might have to be recognized over an extended period of time, instead of in the first month of the contract. Due to complications surrounding the implementation of SAB 101, the SEC in March 2000 deferred the implementation date of certain provisions of SAB 101 until the quarter ended June 30, 2000, with retroactive application to transactions entered into during the quarter ended March 31, 2000. This extension will allow us and other companies impacted by this Bulletin adequate time to fully understand the broader implications of SAB 101 and to respond accordingly. We believe that based on the current guideline, our revenue recognition policy is in accordance with generally accepted accounting principles.

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

                    --------------------------------------------------------------------------------------
                       MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,   MAR. 31,  JUNE 30,   SEPT. 30,  DEC. 31,
                         1998      1998       1998      1998       1999      1999       1999        1999
                         ----      ----       ----      ----       ----      ----       ----        ----
                                          (DOLLARS IN THOUSANDS)
Revenues              $   186   $   809   $  1,565   $  2,766   $ 5,596  $  10,833   $ 19,141   $ 30,918
Operating Expenses:
Network and products
   costs                   203       758      1,355      2,246     4,960     10,565     16,694     23,128
Sales, marketing,
   general and
   administrative        1,944     4,606     10,681     13,812    18,113     24,976     37,697     59,586
Amortization of
   deferred
   compensation            227       631      1,837      1,302     1,653      1,234      1,008        873
Depreciation and
amortization               164       446        738      2,058     4,647      8,671     10,593     13,691
                       --------  --------  ---------  ---------  -------   --------   --------   ---------
Total operating
expenses                 2,538     6,441     14,611     19,418    29,373     45,446     65,992     97,278
                       --------  --------  ---------  ---------  -------   --------   --------   ---------
Loss from operations   (2,352)    (5,632)   (13,046)   (16,652)  (23,777)   (34,613)   (46,851)   (66,360)
Net interest income
(expense)               (429)     (3,291)    (3,511)    (3,208)   (5,127)    (7,239)    (7,254)    (4,176)
                       --------  --------  ---------  ---------  -------   --------   --------   ---------
Net loss               $(2,781)  $(8,923)  $(16,557)  $(19,860) $(28,904)  $(41,852)  $(54,105)  $(70,536)
                       ========  ========  =========  =========  =======   ========   ========   =========
Net loss per share     $ (0.39)  $ (1.11)    $(1.84)  $  (1.83) $ (0.56)   $  (0.61)    $(0.70)  $  (0.80)
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

OUR OPERATING RESULTS WILL SUFFER IF OUR ENTERPRISE CUSTOMERS DO NOT ROLL OUT OUR SERVICES FOLLOWING THEIR INITIAL PHASE OF DEPLOYING OUR SERVICES.

        Our practice with respect to our enterprise customers has been to enter into an arrangement to install our service initially for a small number of end-users. An enterprise customer decides whether to implement a broad roll out of our services after evaluating the results of this initial phase of deployment. Based on our experience to date, we believe that an enterprise customer's initial phase of deployment and its decision to roll out our service to additional end-users has taken at least six months, and has generally taken longer than we originally expected. As of December 31, 1999, a substantial majority of our enterprise customers had not yet rolled out our services broadly to their employees, and it is not certain when such rollouts will occur, if at all. We will not receive significant revenue from enterprise customers until and unless these rollouts occur. During this lengthy sales cycle we incur significant expenses in advance of the receipt of revenues. Therefore, if enterprise customers do not roll out our services, it will have a materially adverse effect on our business, prospects, operating results and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Covad Communications Group, Inc.

     We have audited the accompanying consolidated balance sheets of Covad Communications Group, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
                                                                            ========== ==========

                 See Notes to Consolidated Financial Statements

                        COVAD COMMUNICATIONS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                       1997        1998        1999
                                                                  ------------  -----------  ----------
Revenues.......................................................... $       26    $   5,326    $ 66,488
Operating expenses:
     Network and product costs....................................         54        4,562      55,347
     Sales, marketing, general and administrative.................      2,374       31,043     140,372
     Amortization of deferred compensation........................        295        3,997       4,768
     Depreciation and amortization................................         70        3,406      37,602
                                                                  ------------  ----------- -----------
          Total operating expenses................................      2,793       43,008     238,089
                                                                  ------------  ----------- -----------
Loss from operations..............................................     (2,767)     (37,682)   (171,601)
Interest income (expense):
     Interest income..............................................        167        4,778      20,676
     Interest expense.............................................        (12)     (15,217)    (44,472)
                                                                  ------------  ----------- -----------
     Net interest income (expense)................................        155      (10,439)    (23,796)
                                                                  ------------  ----------- -----------
Net loss..........................................................     (2,612)     (48,121)   (195,397)
Preferred dividends...............................................        ---          ---      (1,146)
                                                                  ------------  ----------- -----------
Net loss available to Common Stock holders........................$    (2,612)   $ (48,121)  $(196,543)
                                                                  ============  =========== ===========
Net loss per share--basic and diluted.............................$     (0.53)   $   (5.62)  $   (2.74)
                                                                  ============  =========== ===========
Weighted average shares used in computing net loss per share......  4,907,319    8,562,802  71,765,208
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

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                               1997           1998           1999
                                                                              ( IN 000'S, EXCEPT SHARE AND PER SHARE
                                                                                             AMOUNTS)
Net loss.............................................................       $   (2,612)   $  (48,121)    $  (195,397)
Preferred dividends..................................................             --            --            (1,146)
                                                                            ------------  ------------     -----------
Net loss available to common stockholders............................       $   (2,612)   $  (48,121)     $ (196,543)
                                                                            ============  ===========     ===========
Basic and diluted:
     Weighted average shares of Common Stock outstanding.............       16,531,903    17,257,960      77,117,104
     Less: Weighted average shares subject to repurchase.............       11,624,584     8,695,158       5,351,896
                                                                            -----------   -------------   -----------
Weighted average shares used in computing basic and diluted net
     loss per share..................................................        4,907,319     8,562,802      71,765,208
Basic and diluted net loss per share.................................       $    (0.53)  $     (5.62)    $     (2,74)
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

BUSINESS SEGMENTS

     For management purposes, the Company is viewed as one entity with a Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker. The Company's management relies on an internal management accounting system. Financial position and results of operations for the entity, are provided to the CEO as noted in the Accompanying Financial Statement. The Company's management makes financial decisions and allocates resources based on the information it receives from this internal system.

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

     Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements," which was issued in December 1999 by the Securities and Exchange Commission. SAB 101 provides that, in certain circumstances, revenues which are received in the first month of a contract might have to be recognized over an extended period of time, instead of in the first month of the contract. Due to complications surrounding the implementation of SAB 101, the SEC in March 2000 deferred the implementation date of certain provisions of SAB 101 until the quarter ended June 30, 2000, with retroactive application to transactions entered into during the quarter ended March 31, 2000. This extension will allow the Company and other companies impacted by this Bulletin adequate time to fully understand the broader implications of SAB 101 and to respond accordingly.

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


     ROBERT KNOWLING, JR. has been our President, Chief Executive Officer and a member of our Board of Directors since July 1998. As of September 1999, he also became chairman of the Board of Directors. From October 1997 through July 1998, Mr. Knowling served as the Executive Vice President of Operations and Technologies at U S WEST Communications, Inc. In this capacity, Mr. Knowling was responsible for planning, delivering and maintaining high-quality telecommunications services for more than 25 million customers in 14 Western and Midwestern states. From March 1996 through September 1997, he served as Vice President of Network Operations at U S WEST Communications, Inc. From November 1994 through March 1996, he served as Vice President of Network Operations for Ameritech Corporation. Mr. Knowling began his career in 1977 at Indiana Bell where he progressed through a variety of assignments in operations, engineering and marketing. When Indiana Bell became a part of Ameritech Corporation, Mr. Knowling assumed positions of increasing responsibility in marketing, product development, large business marketing and network operations, including service on Ameritech Corporation's re-engineering breakthrough development team. As lead architect of the Ameritech Corporation transformation, Mr. Knowling reported directly to the Chairman.


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

     CATHERINE HEMMER joined us in August 1998. She served as our Vice President, Operations until February 1999 and as as our President, Network Services from February 1999 to September 1999. Since September 1999, she has served as Chief Operating Officer. From 1996 to August 1998, she was Vice President, Network Reliability and Operations at U S WEST Communications, Inc. From 1995 to 1996, she served as General Manager, Network provisioning at Ameritech Services, Inc., a telecommunications company. From 1987 to 1995, she served in various capacities, including Vice President, Network Services, at MFS Telecom, Inc. From 1981 to 1987, she served in various management roles at MCI Communications providing management information system suppport for Network Operations Organization.

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

     JANE MARVIN joined the Company in April 1999 as our Senior Vice
President, Human Resources. Prior to joining us, from August 1995 to
April 1999, Ms. Marvin was Vice President, Human Resources for the General Business, Small Business and Enhanced Business Services units and Director, Leadership and Executive Development of Ameritech Corporation. In these capacities, she re-engineered and streamlined multiple HR processes and drove corporate-wide change initiatives. From 1991 to 1995, Ms. Marvin was Human Resources Director with the Pepsi Cola Company, a division of Pepsico Inc., where she improved business processes in the areas of recruitment, selection, training, and compensation. From 1984 to 1991, Ms. Marvin worked in progressively broader HR leadership roles at Data General Corporation, a provider of enterprise hardware and software solutions.

     TERRY MOYA joined us in July 1999 as the Company's Senior Vice President, External Affairs. Prior to joining us, from January 1999 to July 1999, Mr. Moya served as Vice President & Chief Financial Officer, Capital Management, Network/Operations and Technologies at U S WEST Communications, Inc. From August 1998 to January 1999, Mr. Moya served as Vice President, Operations for U S WEST Communications, Inc., where he managed over $2 billion in capital expenditures and over $320 million in engineering and construction transaction costs. From February 1997 to August 1998, Mr. Moya served as Vice President, Construction, Operations and Technologies and led the outside plant construction contracting organization for U S WEST Communications, Inc. From August 1992 to February 1997, Mr. Moya spent time in over a half dozen foreign countries establishing and improving several different lines of business for U S WEST Communications, Inc. These countries include Poland, Russia, the Czech Republic, Hungary, Brazil and the United Kingdom. Prior to August 1992, Mr. Moya was at KPMG Peat Marwick in New Orleans.

     MICHAEL LACH joined us in January 2000 as our Executive Vice President, Business Integration. Prior to joining us, from May 1997 to December 1999, Mr. Lach was Vice President, Customer Provisioning and Maintenance of Ameritech Corporation, where he was responsible for the installation and repair of residential phone lines across a five-state region. From October 1995 to May 1997, Mr. Lach was General Manager, Network Operations West of Ameritech Corporation, where he was responsible for provisioning and maintaining central offices and the transport network in a three state region. From September 1994 to October 1995, Mr. Lach was Division Manager, Technical Support of Ameritech Corporation, where he supported the development and implementation of new products for residential and business customers. From March 1993 to August 1994, Mr. Lach was Director, Business Development for Siemens Stromberg-Carlson. From January 1984 to February 1993, Mr. Lach served in various management roles with Ameritech Corporation relating to its network.

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

         o   evaluate the independence of our external auditors.

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

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

         We have entered into a written employment agreement with Robert Knowling, Jr., our President and Chief Executive Officer. The agreement provides that Mr. Knowling will receive compensation in the form of a $400,000 annual base salary and a $250,000 minimum annual bonus. Mr. Knowling received (i) a signing bonus of $1,500,000, one half of which was paid when he began working for us, and the remaining half of which was paid in July 1999, and (ii) stock options to purchase 3,150,000 shares of our Common Stock at an exercise price of $0.67 per share. If we terminate Mr. Knowling's employment relationship without cause (as that term is defined in the agreement), or if Mr. Knowling resigns for good reason (as that term is defined in the agreement), we must continue to pay Mr. Knowling's annual salary and targeted bonus for a period of two years after the date of termination so long as Mr. Knowling does not become employed by one of our direct competitors. Mr. Knowling has agreed to be bound by customary confidentiality provisions during the term of his employment. As provided in the agreement, in August 1999 we loaned Mr. Knowling $500,000 pursuant to a promissory note that is secured by a First deed of Trust and that bears no interest during his employment. The loan has provisions for forgiveness based on continued employment and matures in four years, subject to acceleration in certain events. See "Item 13, Certain Relationships and Related Transactions--Employee Loans."

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

VENDOR RELATIONSHIP

         Crosspoint, one of our principal stockholders, previously owned approximately 12% of the capital stock of Diamond Lane, one of our vendors. Our payments to Diamond Lane through December 31, 1999 totaled approximately $51,539,000. We believe that the terms of its transactions with Diamond Lane were completed at rates similar to those available from alternative vendors. This belief is based on our management team's experience in obtaining vendors and the fact that we sought competitive bidders before entering into the relationship with Diamond Lane.

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