Form 10-Q
period 2000-03-31
COVAD COMMUNICATIONS GROUP INC
filed 2000-05-15
CIK 1043769

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        Commission file number: 000-25271


                        COVAD COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)



             DELAWARE                                           77-0461529
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


           4250 BURTON DRIVE                                      95054
        SANTA CLARA, CALIFORNIA
(Address of principal executive offices)                       (Zip Code)


                                 (408) 844-7500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 12, 2000, 150,938,167 shares of the Registrants Common Stock, $0.001 par value, were issued and outstanding.


--------------------------------------------------------------------------------

                        COVAD COMMUNICATIONS GROUP, INC.
                                      INDEX

                                                                                                               PAGE NO.
PART I.           FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements (Unaudited)
                  Consolidated Balance Sheets as of December 31, 1999 and
                    March 31, 2000 (unaudited)........................................................................3
                  Consolidated Statements of Operations for the Three Months Ended
                    March 31, 1999 and 2000 (unaudited)...............................................................4
                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 1999 and 2000 (unaudited)...............................................................5
                  Notes to Consolidated Financial Statements (unaudited)..............................................6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................. 11

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................................18
     Item 2.      Changes in Securities..............................................................................19
     Item 5.      Other Information..................................................................................19
     Item 6.      Exhibits and Reports on Form 8-K.................................................................. 19

SIGNATURES...........................................................................................................20

INDEX TO EXHIBITS....................................................................................................21

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        COVAD COMMUNICATIONS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            MARCH 31,   DECEMBER 31,
                                                                                              2000          1999
                                                                                           (UNAUDITED)    (NOTE 1)
                                                                                           ----------    ----------
                                          ASSETS

CURRENT ASSETS:
Cash and cash equivalents.................................................................  $ 589,145      $216,038
Accounts receivable, net..................................................................     18,351        15,393
Short term investments....................................................................    473,644       551,319
Unbilled revenue..........................................................................      7,774         5,419
Inventories...............................................................................     13,162         8,547
Prepaid expenses..........................................................................     12,053         6,048
Other current assets......................................................................      5,317         1,219
                                                                                           ----------    ----------
     Total current assets.................................................................  1,119,446       803,983
PROPERTY AND EQUIPMENT:
Networks and communication equipment......................................................    312,707       233,260
Computer equipment........................................................................     37,107        24,057
Furniture and fixtures....................................................................      7,615         4,383
Leasehold improvements....................................................................     17,524         6,884
Land......................................................................................      1,195         1,120
                                                                                           ----------    ----------
                                                                                              376,148       269,704
Less accumulated depreciation and amortization............................................    (46,989)      (32,162)
                                                                                           ----------    ----------
     Net property and equipment...........................................................    329,159       237,542
OTHER ASSETS:
Restricted cash...........................................................................     51,476        63,308
Deposits..................................................................................      1,509         1,131
Deferred debt issuance costs (net)........................................................     23,569        12,369
Deferred charge (net).....................................................................     18,438        20,529
Goodwill (net)............................................................................    395,248            --
Other long term assets....................................................................      8,608         8,744
                                                                                           ----------    ----------
     Total other assets...................................................................    498,848       106,081
                                                                                           ----------    ----------
     Total assets......................................................................... $1,947,453    $1,147,606
                                                                                           ==========    ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable.......................................................................... $   77,451   $    41,126
Unearned revenue..........................................................................      8,754         5,238
Accrued network costs.....................................................................      7,492         8,798
Other accrued liabilities.................................................................     45,167        27,104
Current portion of capital lease obligations..............................................        210           268
                                                                                           ----------    ----------
     Total current liabilities............................................................    139,074        82,534

Long-term debt (net of discount)..........................................................    805,619       374,737
Long-term capital lease obligations.......................................................         35            44
Other Long-term liabilities...............................................................     17,900            --
                                                                                           ----------    ----------
       Total liabilities..................................................................    962,628       457,315
STOCKHOLDERS' EQUITY:
Preferred stock ($0.001 par value):
   Authorized shares--5,000,000 at March 31, 2000 and 5,000,000 at December 31, 1999
   Issued and outstanding shares--0 at March 31, 2000 and 0 at December 31, 1999 .........         --            --
Common stock ($0.001 par value):
   Authorized shares--190,000,000 at March 31, 2000 and 190,000,000 at December 31, 1999,
   Issued and outstanding shares--148,028,308 at March 31, 2000 and 132,331,316 at
   December 31, 1999......................................................................        132            82
Common stock - Class B ($0.001 par value):
   Authorized shares--10,000,000 March 31, 2000 and 10,000,000 at December 31, 1999
   Issued and outstanding shares--1,594,794 at March 31, 2000 and 6,379,177 at
   December 31, 1999 .....................................................................          6             6
Additional paid-in capital................................................................  1,252,793       851,589
Deferred compensation.....................................................................     (7,414)       (6,513)
Accumulated other comprehensive income....................................................     92,663        91,257
Accumulated deficit.......................................................................   (353,355)     (246,130)
                                                                                           ----------    ----------
   Total stockholders' equity ............................................................    984,825       690,291
                                                                                           ----------    ----------
   Total liabilities and stockholders' equity ............................................ $1,947,453    $1,147,606
                                                                                           ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN 000'S, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            ------------------------
                                                                                2000         1999
                                                                            -----------   ----------
Revenues..................................................................  $    41,807   $    5,596
Operating expenses:
     Network and product costs............................................       31,349        4,960
     Sales, marketing, general and administrative.........................       89,171       18,113
     Amortization of deferred compensation................................        1,186        1,653
     Depreciation and amortization........................................       20,782        4,647
                                                                            -----------   ----------
          Total operating expenses........................................      142,488       29,373
                                                                            -----------   ----------
Loss from operations......................................................     (100,681)     (23,777)
Interest income (expense):
     Interest income......................................................       13,828        3,509
     Interest expense.....................................................      (21,371)      (8,636)
                                                                            -----------   ----------
     Net interest income (expense)........................................       (7,543)      (5,127)
                                                                            -----------   ----------
Other income                                                                        999           --
                                                                            -----------   ----------
Net loss                                                                    $  (107,225)  $  (28,904)
                                                                            -----------   ----------
     Preferred dividends..................................................           --       (1,146)
Net loss available to common stockholders.................................  $  (107,225)  $  (30,050)
                                                                            ===========   ==========
Basic and diluted net loss per common stock share.........................  $     (0.73)  $    (0.37)
                                                                            ===========   ==========
Weighted average shares used in computing basic and diluted net loss per
share.....................................................................  146,967,581   80,432,965
                                                                            ===========   ==========

                        COVAD COMMUNICATIONS GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN 000'S)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ---------------------
                                                                               2000       1999
                                                                            ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES.....................................  $ (17,044)  $ (15,254)

INVESTING ACTIVITIES:
Purchase of restricted investments........................................         --     (74,103)
Redemption of restricted investments......................................     13,438          --
Sale of investments.......................................................     79,081          --
Deposits..................................................................       (378)        (11)
Other long-term assets....................................................       (784)     (6,132)
Purchase of property and equipment........................................   (110,652)    (42,802)
Cash acquired through acquisitions........................................      3,948          --
Acquisition of business, net of cash acquired.............................    (14,903)         --
                                                                            ---------   ---------
Net cash used in investing activities ....................................    (30,250)   (123,048)

FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt..............................    413,269     205,094
Principal payments under capital lease obligations........................        (67)        (65)
Proceeds from common stock issuance, net of offering costs................      7,199     150,703
Proceeds from preferred stock issuance....................................         --      60,000
Preferred Dividends.......................................................         --         (77)
                                                                            ---------   ---------
Net cash provided by financing activities.................................    420,401     415,655
                                                                            ---------   ---------
Net increase in cash and cash equivalents ................................    373,107     277,353
Cash and cash equivalents at beginning of period..........................    216,038      64,450
                                                                            ---------   ---------
Cash and cash equivalents at end of period................................  $ 589,145   $ 341,803
                                                                            =========   =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest.............................  $  13,257   $      --
                                                                            =========   =========
Supplemental schedule of non-cash investing and financing activities:
     Common Stock Issued for preferred dividends..........................  $      --   $      --
                                                                            =========   =========
     Issuance of Common Stock for acquisition of business.................  $ 391,968   $      --
                                                                            =========   =========

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

      The consolidated financial statements at March 31, 2000 and for the three month period ended March 31, 1999 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of financial position and operating results. Operating results for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for any future periods.

      The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

      LOSS PER SHARE

      Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of shares of the Company's common stock ("Common Stock"), after giving consideration to shares subject to repurchase, outstanding during the period.

      Diluted loss per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per share amount is the same as basic loss per share, which has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

      The consolidated financial statements applicable to the prior periods have been restated to reflect a two-for-one stock split effective May 1998, a three-for-two stock split effective August 1998, a three-for-two stock split effective May 1999, and a three-for-two stock split effective April 2000.

      The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       ------------------------
                                                                           2000         1999
                                                                       -----------   ----------
Net loss.............................................................  $  (107,225)  $  (28,904)
  Preferred dividends................................................           --       (1,146)
                                                                       -----------   ----------
Net loss available to common stockholders............................  $  (107,225)  $  (30,050)
Basic and diluted:
   Weighted average shares of common stock outstanding...............  151,996,934   90,269,528
     Less: Weighted average shares subject to repurchase.............    5,029,353    9,836,562
Weighted average shares used in computing basic and diluted net loss   -----------   ----------
per share............................................................  146,967,581   80,432,966
                                                                       ===========   ==========
Basic and diluted net loss per share.................................  $     (0.73)  $    (0.37)
                                                                       ===========   ==========

2.   COMPREHENSIVE INCOME

      Comprehensive income for the three months ended March 31, 2000 and 1999 was as follows (in thousands):

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       --------------------
                                                                          2000       1999
                                                                       ---------   --------
Net loss.............................................................  $(107,225)  $(28,904)
  Unrealized holding gains, net of tax effect........................     92,663         --
                                                                       ---------   --------
Comprehensive income.................................................  $ (14,562)  $(28,904)
                                                                       =========   ========

3.   SHORT-TERM INVESTMENTS

      At March 31, 2000, all of the Company's investments were classified as available for sale. Investments were also classified as short-term, as their maturing date was less than one year from the balance sheet date. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at the end of each period. Unrealized gains and losses on short-term investments as of March 31, 2000 and December 31, 1999, are included as a separate component of stockholders' equity, net of any related tax effect. The amount of realized gains or losses for the three months ended March 31, 2000 and March 31, 1999 was not significant.

      The following table summarizes the Company's investments:

                                                     GROSS       GROSS
                                        AMORTIZED  UNREALIZED  UNREALIZED
           MARCH 31, 2000                 COST       GAINS       LOSSES    FAIR VALUE
--------------------------------------  ---------  ----------  ----------  ----------
                                                      (AMOUNTS IN $000'S)
Commercial paper......................  $ 133,870  $       --  $      (10) $  133,860
Corporate notes.......................      8,340          --         (24)      8,316
U.S. Treasury & Agency notes..........    182,142          --          (9)    182,133
Equity securities.....................     55,113      94,222          --     149,335
                                        ---------  ----------  ----------  ----------
Total available for sale securities...  $ 379,465  $   94,222  $      (43) $  473,644
                                        =========  ==========  ==========  ==========

                                                     GROSS       GROSS
                                        AMORTIZED  UNREALIZED  UNREALIZED
         DECEMBER 31, 1999                COST       GAINS       LOSSES    FAIR VALUE
--------------------------------------  ---------  ----------  ----------  ----------
                                                      (AMOUNTS IN $000'S)
Commercial paper......................  $ 373,007  $      125  $       --  $  373,132
Corporate notes.......................     53,767          --        (596)     53,171
Equity securities.....................     32,200      92,816          --     125,016
                                        ---------  ----------  ----------  ----------
Total available for sale securities...  $ 458,974  $   92,941  $     (596) $  551,319
                                        =========  ==========  ==========  ==========

      The company had a net unrealized loss of $844,000 and $918,000 on long term U.S. Treasury investments, at March 31, 2000 and December 31, 1999, respectively, classified as restricted cash on the accompanying consolidated balance sheet. The Company also had unrealized losses on cash and cash equivalents which were not significant at March 31, 2000 or at December 31, 1999.

4.   ACQUISITIONS

      On March 20, 2000, the Company completed the acquisition of LaserLink.net, a leading provider of branded Internet access, based in Media, Pennsylvania in a transaction to be accounted for as a purchase. The Company anticipates that this acquisition will allow the Company to provide a turnkey broadband access solution to companies and affinity groups who want to offer broadband Internet services to their customers, members, or affiliates. LaserLink.net currently provides a similar service using dial-up access.

      The amounts allocated to purchased research and development were determined through established valuation techniques in the high technology Internet industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

      To determine the values of purchased technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product.

      To determine the value of the customer base, the expected future cash flows from customer payments were discounted back to their present value taking into account, the length of contracts, payment terms, expected life cycle of a customer relationship, and the level of internet usage.

      To determine the values of the acquired workforce, it was concluded all employees would require significant cost to replace and train. Then each employee's partially burdened cost (salary, benefits, facilities), the cost the train the employee, and the recruiting costs (locating, interviewing, and hiring) were estimated. These costs were then aggregated and tax-affected to estimate the value of the assembled workforce.

      Amounts allocated to purchased technology, goodwill and other intangible assets for the business acquisitions that follow are being amortized on a straight-line basis over a period of five years.

      The purchase consideration consisted of approximately 4.3 million shares of Common Stock with a value of $392.0 million, liabilities assumed of $3.6 million and $15.5 million in acquisitions costs. The purchase consideration of the acquired assets and assumed liabilities were allocated based on fair values as follows (in thousands):

         Purchased in-process research and
           development charged to operations............        $  3,726
         Assets acquired................................           8,738
         Purchased technology...........................          10,798
         Customer base..................................          28,552
         Acquired workforce.............................           1,141
         Goodwill.......................................         358,105
                                                                --------
         Total purchase consideration...................        $411,060
                                                                ========

      The pro forma results of operations for the three months ended March 31, 2000 and 1999, for Laser Link were not significant.

5.   DEBT

      On January 28, 2000, the Company completed a private placement of $425.0 million aggregate principal amount of the Company's 12% senior notes (the "2000 notes') due 2010 and are redeemable at the option of the Company any time after February 15, 2005 at stated redemption prices plus accrued and unpaid interest thereon.

      Net proceeds from the 2000 Notes were approximately $413.3 million, after discounts, commissions and other transaction costs of approximately $11.7 million. The discount and debt issuance costs are being amortized over the life of the 2000 Notes. For the three months ended March 31, 2000, the amortization of debt discount and debt issuance costs was $205,000.

6.   STOCKHOLDERS' EQUITY

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

      INITIAL PUBLIC OFFERING:

      On January 27, 1999, the Company completed the IPO of 20,182,500 shares of the Company's common stock at a price of $8.00 per share. Net proceeds to the Company from the IPO were $150.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. As a result of the IPO, 41,053,865 shares of Common Stock and 6,379,177 shares of Class B Common Stock (which are convertible into 14,353,148 shares of Common Stock) were issued upon the conversion of Preferred Stock, 133,587 shares of Common Stock were issued for cumulative but unpaid dividends on series A and series B Preferred Stock and 4,049,039 shares of Common Stock were issued upon the exercise of common warrants.

      SECONDARY OFFERING:

      On June 23, 1999, the Company completed a public offering of 12,937,500 split adjusted shares of Common Stock sold by certain stockholders of the Company. The Company did not sell any shares in this offering. Accordingly, there were no net proceeds to the Company from this offering. The Company incurred offering expenses of approximately $600,000.

      On November 3, 1999 the Company completed a public offering of 22,425,000 shares of common stock sold by the Company and certain stockholders of the Company. The net proceeds to the Company from this offering are estimated to be approximately $568.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q AND THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THE ACCURACY OF WHICH INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS FOR MANY REASONS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED HEREIN AND IN OUR REGISTRATION STATEMENT ON FORM S-1 (SEC FILE NO. [333-78827]). WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT OR IN THE REASONS WHY SUCH FORWARD-LOOKING STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS, WHICH REASONS SPEAK AS OF THEIR DATES. SEE "FORWARD LOOKING STATEMENTS"

OVERVIEW

      We are a leading provider of broadband communications services to Internet service provider, enterprise and telecommunications carrier, and other customers. Since March 1998, we have raised $1,594.3 million of gross proceeds from debt and equity financings to fund the deployment and expansion of our network to date. As of March 31, 2000, we offered our services in 62 metropolitan statistical areas. We plan to build our networks and offer our services in a total of 100 metropolitan statistical areas nationwide. As of March 31, 2000, our networks passed 35 million homes and businesses, and we had installed 93,000 end-user lines.

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

      We derive revenue from:

      o monthly recurring service charges for connections from the end-user to our facilities and for backhaul services from our facilities to Internet service provider or enterprise customer;

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

      The following factors comprise our network and service costs:

      o Monthly non-recurring and recurring circuit fees. We pay traditional telephone companies and other competitive telecommunications companies non-recurring and recurring fees for services including installation, activation, monthly line costs, maintenance and repair of circuits between and among our digital subscriber line access multiplexers and our regional data centers, customer backhaul, and end-user lines. As our end-user base grows, we expect that in the near future the largest element of network and product cost will be the traditional telephone companies' charge for our leased copper wires; and

      o Other costs. Other costs that we incur include those for materials in installation and the servicing of customers and end-users, and the cost of customer premise equipment.

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

      On March 20, 2000, the Company completed the acquisition of LaserLink.net, a leading provider of branded Internet access, based in Media, Pennsylvania in a transaction to be accounted for as a purchase. Under the acquisition agreement, the Company issued 6.5 million shares of Common Stock for all LaserLink.net outstanding shares, plus assumption of all outstanding debt. The Company anticipates that this acquisition will allow the Company to provide a turnkey broadband access solution to companies and affinity groups who want to offer broadband internet services to their customers, members, or affiliates. LaserLink.net currently provides a similar service using dial-up access. The total consideration related to the acquisition was $411.1 million. The company recorded $398.6 million in goodwill related to the acquisition, which will be amortized over a 5-year life on a straight-line basis. The company also recorded a non-cash write-off of in process technology required for $3.7 million related to the acquisition.

      Staff Accounting Bulletin entitled SAB 101 "Revenue Recognition in Financial Statements," was issued in December 1999 by the Securities and Exchange Commission. SAB 101 provides that, in certain circumstances, revenues, which are received in the first month of a contract, might have to be recognized over an extended period of time, instead of in the first month of the contract. Due to complications surrounding the implementation of SAB 101, in March
2000 the SEC deferred the implementation date of certain provisions of SAB 101 until the quarter ended June 30, 2000, with retroactive application to transactions entered into during the quarter ended March 31, 2000. This extension will allow the Company and other companies impacted by this Bulletin adequate time to fully understand the broader implications of SAB 101 and to respond accordingly. The Company believes that based on the current guidelines, its revenue recognition policy is in accordance with generally accepted accounting principles.

      On February 15, 2000 the Company's Board of Directors adopted a Stockholder Rights Protection Plan under which stockholders received one right for each share of our Common Stock or Class B Common Stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of our outstanding shares of Common Stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder Protection Rights Agreement, one one-thousandth of a share of Participating Preferred Stock, par value $.001 per share, for $400.00, subject to adjustment.

      On March 7, 2000, the Company announced a 3-for-2 stock split, which was effectuated through a stock dividend. Our Common Stock began trading on a split-adjusted basis on April 3, 2000.

RESULTS OF OPERATIONS

     REVENUES

      We recorded revenues of $41.8 million for the three months ended March 31, 2000 compared to $5.6 million for the three months ended March 31, 1999. This increase is attributable to growth in the number of customers and end-users resulting from our increased sales and marketing efforts and the expansion of our national network. We expect revenues to increase in future periods as we expand our network within our existing regions, deploy networks in new regions and increase our sales and marketing efforts in all of our regions.

     NETWORK AND PRODUCT COSTS

      We recorded network and product costs of $31.3 million for the three months ended March 31, 2000 and $5.0 million for the three months ended March 31, 1999. This increase is attributable to the expansion of our networks and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

      Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team, and sales commissions. Sales, marketing, general and administrative expenses were $89.2 million for the three months ended March 31, 2000 and $18.1 million for the three months ended March 31, 1999. This increase is attributable to growth in headcount in all areas of our company, continued expansion of our sales and marketing efforts, deployment of our networks and building of our operating infrastructure. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.

     DEFERRED COMPENSATION

      Through March 31, 2000, we recorded a total of approximately $17.7 million of deferred compensation, with an unamortized balance of approximately $7.4 million on our March 31, 2000 consolidated balance sheet. This deferred compensation is a result of us granting stock options to our employees, certain of our directors, and certain contractors with exercise prices per share below the fair values per share for accounting purposes of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option using the graded vesting method. Amortization of deferred compensation was $1.2 million for the three months ended March 31, 2000 and $1.7 million for the three months ended March 31, 1999.

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

      o  amortization of capitalized software costs; and

      o  amortization of intangible assets, including goodwill.

      In January 1999, we recorded intangible assets of $28.7 million from the issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Amortization of these assets was $2.1 and $1.9 million during the three months ended March 31, 2000 and 1999, respectively, and is included in depreciation amortization on the accompanying consolidated statement of operations. Annual amortization of these assets will be approximately $8.4 million in each of the years in the three year period ending December 31, 2001, decreasing to approximately $1.2 million per year for each subsequent year through the year ending December 31, 2004.

      Depreciation and amortization was approximately $20.8 million for the three months ended March 31, 2000 and $4.6 million for the three months ended March 31, 1999. This increase was due to the increase in equipment and facilities placed in service throughout the period as well as amortization of intangible assets. We expect depreciation and amortization to increase significantly as we increase our capital expenditures to expand our networks.

     NET INTEREST INCOME AND EXPENSE

      Net interest income and expense consists primarily of interest income on our cash balance and interest expense associated with our debt. Net interest expense for the three months ended March 31, 2000, was $7.5 million. Net interest expense during this period consisted primarily of interest expense on the 1998 notes, the 1999 notes, and the 2000 notes and capital lease obligations partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes, the 1999 notes, and the 2000 notes as well as our initial public offering and our issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Net interest expense for the three months ended March 31, 1999, was $5.1 million. Net interest expense during this period consisted primarily of interest expense on the 1998 notes and capital lease obligations, partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes. We expect interest expense to increase significantly over time.

LIQUIDITY AND CAPITAL RESOURCES

      Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $110.7 million for the three months ended March 31, 2000. We expect that our capital expenditures will be higher in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions.

      From our inception through March 31, 2000, we financed our operations primarily through private placements of $10.6 million of equity securities, $129.3 million in net proceeds raised from the issuance of the 1998 notes, $150.2 million in net proceeds raised from our initial public offering, $60.0 million in net proceeds raised from strategic investors, $205.0 million in net proceeds raised from the issuance of the 1999 notes, $568.8 million in net proceeds raised from our public offering on November 3, 1999 and $413.3 million in net proceeds from the issuance of the 2000 notes. As of March 31, 2000, we had an accumulated deficit of $353.4 million, and cash, cash equivalents, and short-term investments of $1,062.8 million.

      Net cash used in our operating activities was $17.0 million for the three months ended March 31, 2000. The net cash used for operating activities during this period was primarily due to net losses and increases in current assets, offset by non-cash expenses and increases in accounts payable and accrued liabilities. Net cash used in our investing activities was $30.3 million for the three months ended March 31, 2000. The net cash used for investing activities during this period was primarily due to purchases of property and equipment, the acquisition of Laser Link, and a $23 million equity investment was made with a strategic partner.

      Net cash provided by financing activities for the three months ended March 31, 2000 was $420.4 million, which primarily related to the net proceeds of $413.3 million from the issuance of the 2000 notes with an aggregate principal amount of $425.0 million.

      We believe that our current cash, cash equivalents and short-term investments, including the proceeds received from our recently completed issuance of 12% senior notes (2000 notes), will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least mid-2001.

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

      To date, we have not experienced any problems in complying with Year 2000 requirements, nor have we experienced or expect to experience any operational difficulties related to Year 2000 issues.

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

      o  respond to increasing competition;

      o  manage growth of our operations;

      o access regions and negotiate suitable interconnection agreements with the traditional telephone companies, all in a timely manner, at reasonable costs and on satisfactory terms and conditions consistent with regulatory, legislative and judicial developments; and

      o  implement new network capabilities and new service offerings.


      All written and oral forward-looking statements made in connection with this Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in Report on Form 10-K for the year ended December 31, 1999. We disclaim any obligation to update information contained in any forward-looking statement.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investments portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at March 31, 2000 including our 1998 notes, our 1999 notes, and our 2000 notes is fixed-rate debt.

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

      The Company also filed a lawsuit against Bell Atlantic and its affiliates in federal court and is pursuing antitrust and other claims in this lawsuit. In addition, Bell Atlantic has separately filed suit against the Company asserting infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode Transmission System." However, on February 18, 2000 the court issued a summary judgment ruling holding that the Company had not infringed Bell Atlantic's patent. The Company anticipates that Bell Atlantic may appeal this decision and, while the Company expects that it would prevail on an appeal, the outcome of such an appeal is uncertain.

      A former employee of the Company has filed a complaint against the Company in California Superior Court, alleging that he was terminated wrongfully and is entitled to commissions and other amounts arising from his employment. The Company believes this employee resigned and it does not owe him any money, but litigation is unpredictable and there is no guarantee the Company will prevail. Another group of former employees has filed a complaint against the Company in California Superior Court, alleging that they were terminated wrongfully and are entitled to stock options, appreciation on stock options, and other amounts arising out of their employment. The Company believes it does not owe these employees any money, but there is no guarantee the Company will prevail. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable, could significantly harm the business.

      The Company is not currently engaged in any other legal proceedings that it believes could have a material adverse effect on the Company business, prospects, operating results and financial condition. The Company is subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general and the Company interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm the business.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 5.    OTHER INFORMATION
           NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits:
EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT
--------------        ----------------------
27.1                  Financial Data Schedules for the three months ended
                      March 31, 2000.
--------------

      b.   Reports on Form 8-K

                Form 8-K filed on February 7, 2000.
                Form 8-K filed on February 22, 2000.
                Form 8-K filed on March 9, 2000.
                Form 8-K filed on March 23, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COVAD COMMUNICATIONS GROUP, INC.



Date:  May 15, 2000                                  By: /s/ Timothy P. Laehy
                                                         -----------------------
                                                         Timothy P. Laehy
                                                         Chief Financial Officer
                                                        (Principal Financial and
                                                         Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT
--------------               ----------------------

27.1                         Financial Data Schedules for the three months ended
                             March 31, 2000.
--------------