Form 10-Q
period 2000-06-30
COVAD COMMUNICATIONS GROUP INC
filed 2000-08-14
CIK 1043769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        Commission file number: 000-25271


                        COVAD COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)



             DELAWARE                                 77-0461529
   (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification Number)


                                4250 BURTON DRIVE
                          SANTA CLARA, CALIFORNIA 95054
          (Address of principal executive offices, including zip code)

                                 (408) 987-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X___ No _____

As of August 9, 2000, 154,829,909 shares of the Registrants Common Stock, $0.001 par value, were issued and outstanding.

                        COVAD COMMUNICATIONS GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                                          PAGE
 PART I.      FINANCIAL INFORMATION

 Item 1.      Unaudited Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets
              as of June 30, 2000 and December 31, 1999                                      3

              Condensed Consolidated Statements of
              Operations for the Three and Six Months Ended
              June 30, 2000 and 1999                                                         4

              Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2000 and 1999                                5

              Notes to Consolidated Financial Statements                                     6

 Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                           13

 PART II.     OTHER INFORMATION

 Item 1.      Legal Proceedings                                                             20

 Item 2.      Changes in Securities and Use of Proceeds                                     21

 Item 3.      Defaults Upon Senior Securities                                               21

 Item 4.      Submission of Matters to a Vote of Security Holders                           21

 Item 5.      Other Information                                                             22

 Item 6.      Exhibits and Reports on Form 8-K                                              22

 SIGNATURE                                                                                  23

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements



                        COVAD COMMUNICATIONS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          ASSETS


                                                                                                              DECEMBER 31,
                                                                                                  JUNE 30,       1999
                                                                                                    2000       (NOTE 1)
                                                                                                -----------   -----------
                                                                                                 (Unaudited)
Current assets:
         Cash and cash equivalents                                                               $ 422,820      $216,038
         Accounts receivable, net                                                                   32,054        15,393
         Short-term investments                                                                    340,334       551,319
         Unbilled revenue                                                                            7,555         5,419
         Inventories                                                                                18,362         8,547
         Prepaid expenses and other current assets                                                  19,500         7,267
                                                                                                -----------   -----------
                  Total current assets                                                             840,625       803,983
Property and equipment, net                                                                        466,137       237,542
Restricted cash                                                                                     52,078        63,308
Goodwill and other intangible assets, net                                                          375,172            --
Other assets, net                                                                                   49,868        42,773
                                                                                                -----------   -----------
                  Total assets                                                                  $1,783,880    $1,147,606
                                                                                                ===========   ===========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                                       $   70,188   $    41,126
         Unearned revenue                                                                           11,253         5,238
         Accrued network costs                                                                      10,190         8,798
         Other accrued liabilities                                                                  69,020        27,104
         Current portion of capital lease obligations                                                  146           268
                                                                                                -----------   -----------
                  Total current liabilities                                                        160,797        82,534

Long-term debt, net                                                                                811,820       374,737
Long-term capital lease obligations                                                                     25            44
Other long-term liabilities                                                                         16,919            --
                                                                                                -----------   -----------
       Total liabilities                                                                           998,561       457,315

Stockholders' equity:
         Common stock                                                                                  138            82
         Common stock - Class B                                                                          6             6
         Additional paid-in capital                                                              1,260,089       851,589
         Deferred compensation                                                                      (8,361)       (6,513)
         Accumulated other comprehensive income                                                     27,280        91,257
         Accumulated deficit                                                                      (484,833)     (246,130)
                                                                                                -----------   -----------
                  Total stockholders' equity                                                       794,319       690,291
                                                                                                -----------   -----------
                  Total liabilities and stockholders' equity                                    $1,783,880    $1,147,606
                                                                                                ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                  Three Months Ended         Six Months Ended
                                                                       June 30,                  June 30,
                                                                -------------------------------------------------
                                                                   2000         1999         2000        1999
                                                                ----------    ---------   ----------    ---------
Revenues                                                        $   58,160    $  10,833   $   99,967    $  16,429
Operating expenses:
     Network and product costs                                      43,614       10,565       74,963       15,525
     Sales, marketing, general and administrative                  102,462       24,976      187,907       43,089
     Depreciation and amortization                                  24,285        8,671       41,717       13,318
      Amortization of goodwill and other intangible assets          20,103           --       23,453           --
     Amortization of deferred compensation                             725        1,234        1,911        2,887
                                                                ----------    ---------   ----------    ---------
          Total operating expenses                                 191,189       45,446      329,951       74,819
                                                                ----------    ---------   ----------    ---------
Income (loss) from operations                                     (133,029)     (34,613)    (229,984)     (58,390)
Interest income (expense):
     Interest income                                                13,353        4,585       27,180        8,094
     Interest expense                                              (25,590)     (11,824)     (46,960)     (20,460)
                                                                ----------    ---------   ----------    ---------
     Net interest income (expense)                                 (12,237)      (7,239)     (19,780)     (12,366)

Other income                                                        13,788           --       11,061           --
                                                                ----------    ---------   ----------    ---------
Net loss                                                        $ (131,478)   $ (41,852)  $ (238,703)   $ (70,756)

     Preferred dividends                                             --           --           --          (1,146)
                                                                ----------    ---------   ----------    ---------
Net loss attributable to common stockholders                    $ (131,478)   $ (41,852)  $ (238,703)   $ (71,902)
                                                               ===========    =========   ==========    =========
Basic and diluted net loss per common share                     $    (0.86)   $   (0.41)  $    (1.59)   $   (0.79)
                                                               ===========    =========   ==========    =========
Weighted average shares used in computing basic and diluted
 net loss per share                                                153,403      102,235       150,060      91,396
                                                               ===========    =========   ==========    =========

   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                        ---------------------
                                                                                           2000       1999
                                                                                        ---------   ---------
Net cash used in operating activities                                                   $(105,643)  $ (27,721)

INVESTING ACTIVITIES:

Cash acquired through acquisitions                                                          3,948          --
Acquisition of business, net of cash acquired                                             (14,930)         --
Net sale (purchase) of investments                                                        147,008     (20,000)
Purchase of restricted cash                                                                   --      (74,103)
Redemption of restricted cash                                                              13,438          --
Purchase of property and equipment                                                       (262,914)    (93,748)
Deposits                                                                                   (1,124)       (291)
Other assets                                                                                 (631)     (6,304)
                                                                                        ---------   ---------
Net cash used in investing activities                                                    (115,205)   (194,446)

FINANCING ACTIVITIES:

Net proceeds from issuance of long-term debt                                              413,269     205,076
Principal payments under capital lease obligations                                           (141)       (129)
Proceeds from common stock issuance, net of offering costs                                 14,502     150,318
Proceeds from preferred stock issuance                                                         --      60,000
Payment of preferred dividends                                                                 --         (77)
                                                                                         ---------   ---------
Net cash provided by financing activities                                                 427,630     415,188
                                                                                         ---------   ---------
Net increase in cash and cash equivalents.                                                206,782     193,021
Cash and cash equivalents at beginning of period                                          216,038      64,450
                                                                                         ---------   ---------
Cash and cash equivalents at end of period                                              $ 422,820   $ 257,471
                                                                                         =========   =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                           $  13,257   $      43
                                                                                        =========   =========
Issuance of common stock for acquisition of business                                    $ 391,968   $      --
                                                                                        =========   =========


   The accompanying notes are an integral part of these financial statements.

                        COVAD COMMUNICATIONS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates. The unaudited condensed consolidated financial statements of the Company include the accounts of all of its wholly-owned subsidiaries. There were no intercompany accounts or transactions which required elimination.

      The unaudited condensed consolidated financial statements at June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited, but include all normal recurring adjustments and accruals which are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any future periods.

     The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      The unaudited condensed consolidated financial statements applicable to the prior periods have been restated to reflect a three-for-two stock split effective April 2000.

      Certain June 30, 1999 amounts have been reclassified to conform to the current year presentation.

      NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase, outstanding during the period.

      Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming the exercise of dilutive stock options and warrants using the treasury stock method. Diluted net loss per share is the same as basic net loss per share, which has not been reported because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

      The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share amounts):


                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                        -----------------------------------------------
                                                             2000         1999       2000       1999
                                                        -----------  ----------   ----------  ----------
Net loss                                                $  (131,478) $  (41,852) $ (238,703) $ (70,756)
  Preferred dividends                                           --        --          --        (1,146)
                                                        ------------  ---------- ----------- ----------
Net loss attributable to common stockholders            $  (131,478) $  (41,852) $ (238,703) $ (71,902)
Basic and diluted:
   Weighted average shares of common stock
    outstanding                                             157,635     110,712     154,895     100,548
     Less: Weighted average shares subject
     to repurchase                                           (4,232)     (8,477)     (4,835)     (9,152)
                                                        ------------  ---------- ----------- ----------
Weighted average shares used in computing
basic and diluted net loss per share                        153,403     102,235     150,060      91,396
                                                        ============  ========== =========== ===========
Basic and diluted net loss per share                         $(0.86)    $ (0.41) $    (1.59) $    (0.79)
                                                        ============  ========== =========== ===========

2.    COMPREHENSIVE INCOME

      Comprehensive income for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                        ---------------------------------------------
                                                           2000       1999        2000        1999
                                                        ---------   --------   ----------   ---------
Net loss                                                $(131,478)  $(41,852)   $(238,703)  $(70,756)
  Unrealized holding gains (losses), net of tax effect    (65,383)    25,638     ( 63,977)    25,638
                                                        ----------  ---------   ----------  ---------
Comprehensive income                                    $(196,861)  $(16,214)   $(302,680)  $(45,118)
                                                        ==========  =========   ==========  =========

3.    SHORT-TERM INVESTMENTS

      At June 30, 2000, all of the Company's investments were classified as available for sale. Investments were also classified as short-term, as their maturity date was less than one year from the balance sheet date. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at the end of each period. Unrealized gains and losses on short-term investments as of June 30, 2000 and December 31, 1999, are included as a separate component of stockholders' equity, net of any related tax effect. The amount of net realized gains for the three and six months ended June 30, 2000 was $12.8 million and $13.4 million, respectively.

      The following table summarizes the Company's short-term investments:

                                                       JUNE 30, 2000
                                       ----------------------------------------------
                                                     GROSS       GROSS
                                        AMORTIZED  UNREALIZED  UNREALIZED
                                          COST       GAINS       LOSSES    FAIR VALUE
                                        ---------  ----------  ----------  ----------
                                                      (AMOUNTS IN $000'S)
Commercial paper                        $  2,984    $     -     $     (2)  $   2,982
Corporate notes                            5,754          -           (5)      5,759
U.S. Treasury & Agency notes             253,628          -          (42)    253,586
Equity securities                         50,738     27,279            -      78,017
                                        ---------  ----------  ----------  ----------
Total available for sale securities     $313,104    $27,279     $    (49)  $ 340,334
                                        =========  ==========  ==========  ==========

                                                     DECEMBER 31, 2000
                                       ----------------------------------------------
                                                     GROSS       GROSS
                                        AMORTIZED  UNREALIZED  UNREALIZED
                                          COST       GAINS       LOSSES    FAIR VALUE
                                        ---------  ----------  ----------  ----------
                                                      (AMOUNTS IN $000'S)
Commercial paper                        $ 373,007  $      125  $       --  $  373,132
Corporate notes                            53,767          --        (596)     53,171
Equity securities                          32,200      92,816          --     125,016
                                        ---------  ----------  ----------  ----------
Total available for sale securities     $ 458,974  $   92,941  $     (596) $  551,319
                                        =========  ==========  ==========  ==========

      The company had net unrealized losses of $576,000 and $918,000 on long term U.S. Treasury investments, at June 30, 2000 and December 31, 1999, respectively, classified as restricted cash on the accompanying consolidated balance sheet. The Company also had a net unrealized gain of $626,000 and a net unrealized loss of $168,000 on cash and cash equivalents at June 30, 2000 and December 31, 1999, respectively.

4.    ACQUISITIONS

LASER LINK.NET, INC.

        On March 20, 2000, Covad Communications Group, Inc. completed its combination with Laser Link.Net, Inc. by issuing approximately 5.0 million common shares for all of the outstanding Laser Link common shares. The Covad common shares were valued for accounting purposes using the average market price of $61.53 per share which is based on the average closing price for a range of seven trading days around the announcement date (March 9, 2000) of the transaction. In addition, the outstanding Laser Link stock options were converted into approximately 1.4 million options to purchase Covad common shares at a fair value of $58.61 per share. The value of the options, as well as direct transaction expenses have been included as a part of the total purchase cost.

        The Unaudited Condensed Consolidated Financial Statements at June 30, 2000 and for the three and six months then ended have been prepared on the basis of assumptions relating to the allocation of the total purchase cost to the assets and liabilities of Laser Link based upon estimates of their fair value. Following is a table of the total purchase cost and annual amortization of the intangible assets acquired (in thousands):


Total purchase cost:
   Value of common shares issued                              $ 307,869
   Assumption of Laser Link.Net, Inc. options                    84,100
                                                              ----------
                                                                391,969
   Acquisition costs                                             15,485
                                                              ----------
Total purchase costs                                          $ 407,454
                                                              ==========


                                                              Life       Annual
                                                              (yrs)   Amortization
                                                             ------   ------------
Purchase price allocation:
   Tangible net assets acquired                   $ 5,132
   Intangible assets acquired:
      Developed and core technology............     13,023      5          2,605
      Customer base............................     28,552      5          5,710
      Acquired workforce.......................      1,141      5            228
      In-process research and development......      3,726                     -
      Goodwill.................................    355,880      5         71,176
                                                  --------              --------
Total purchase price allocation................   $407,454               $79,719
                                                  ========              ========


        Tangible net assets of Laser Link principally include cash and cash equivalents, short-term investments, accounts receivable and fixed assets. Liabilities assumed principally include a line of credit, accounts payable, accrued compensation and other accrued expenses.

        The customer based was valued using an Income Approach which projects the associated revenue, expenses and cash flows attributable to the customer base over its estimated life (five years). These cash flows are discounted to their present value using a rate of return (20%) that reflects an appropriate level of risk. The value attributed to the customer base is being amortized on a straight line basis over its estimated useful life of five years.

        The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee. The value of the assembled workforce is being amortized on a straight line basis over its estimated useful life of five years.

        A portion of the purchase price has been allocated to developed and core technology and in-process research and development (IPRD). Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Laser Link concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The relief from royalty method, which assumes that the value of an asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the assets, was the primary technique utilized in valuing the developed technology and IPRD.

         Where developmental projects had reached technological feasibility, they were classified as developed and core technology and the value assigned to developed technology was capitalized. The developed and core technology is being amortized on the straight-line basis over its estimated useful life of five years. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD. The value allocated to projects identified as IPRD were charged to expense during the quarter ended March 31, 2000, the quarter in which the transaction closed.

         The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

         In valuing the IPRD, Covad considered, among other factors, the importance of each project to the overall development plan, the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. This discount rate was determined after consideration of Covad's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

         The IPRD relates to internally developed proprietary software used in its VISP business. This software has been designed with enhancements and upgrades continually underway. With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of Laser Link prior to the closing date. The percent complete for the in-process technology is estimated to be 75%.

         Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. Goodwill is being amortized on a straight line basis over its estimated useful life of five years.


BLUESTAR COMMUNICATIONS GROUP, INC.

         On June 16, 2000, Covad Communications Group, Inc. announced a definitive agreement to acquire BlueStar Communications, Inc. through the issuance of 8 million Covad common shares for all of the outstanding BlueStar preferred and common shares less the amount reserved for the issuance of outstanding options and warrants. The actual number of Covad common shares and stock options to be issued will be reduced to reflect (1) BlueStar's transaction costs and (2) the principal, interest and expenses associated with interim financing extended by Covad to BlueStar prior to the closing of the combination. Based on outstanding options and warrants of BlueStar as of March 31, 2000, approximately 7.2 million shares would be issued to the common and preferred stockholders (This amount does not include BlueStar's transaction costs or the principal, interest and expenses associated with interim financing extended by Covad to BlueStar which would reduce the number of shares to be issued). For purposes of the information provided below, the Covad common shares have been valued at the closing market price on August 7, 2000 of $18 3/16 per share. The actual value will be determined based on the average closing price per share of Covad common shares for a few days before and after the actual closing date. In addition, the outstanding BlueStar stock options and warrants were converted into options to purchase approximately 800,000 shares of Covad common shares at a fair value of $12.39 per share. The value of the options and warrants, as well as estimated direct transaction expenses have been included as part of the total estimated purchase cost. The information provided below does not give effect to the potential issuance of up to 5 million additional Covad common shares which depends on BlueStar reaching certain specified levels of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) in fiscal 2001.

         The information provided below has been prepared on the basis of assumptions relating to the allocation of the total purchase cost to the assets and liabilities of BlueStar based upon preliminary estimates of their fair value. The actual allocation of the total purchase cost may differ from those assumptions after finalization of the valuation and other procedures are completed after the closing of the transaction and BlueStar's transaction costs and the principal, interest and expense associated with interim financing extended by Covad to BlueStar are finalized and reduced the number of shares to be issued. Following is a table of the estimated total purchase cost and annual amortization of the intangible assets acquired (in thousands):

Estimated purchase cost
   Value of common shares issued                                   $ 130,600
   Assumption of BlueStar Inc. options and warrants..........         10,148
                                                                   -----------
                                                                     140,748
Covad's estimated acquisition costs..........................          5,816
                                                                   -----------
Total estimated purchase costs...............................      $ 146,564
                                                                   ===========


                                                              Life       Annual
                                                              (yrs)   Amortization
                                                             ------   ------------
Purchase price allocation:
   Tangible net assets at March 31, 2000....  $ 31,694
   Intangible assets acquired:
      Developed and core technology.........       835          4        $    209
      Customer base.........................     9,430          5           1,886
      Acquired workforce....................     5,858          3           1,953
      Deferred stock compensation...........     4,233        2.5           1,693
In-process research and development.........     1,000                         --
Goodwill....................................    93,514          5          18,703
                                              ---------                  ---------
Total estimated purchase price allocation...  $146,564                   $ 24,444
                                              =========                  =========


         Tangible net assets of BlueStar principally include cash and cash equivalents, deferred charges and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses and a note payable.

         The customer base was valued using an Income Approach which projects the associated revenue, expenses and cash flows attributable to the customer base over its estimated life. These cash flows are discounted to their present value using a rate of return that reflects the appropriate level of risk. The value attributed to the customer base is being amortized on a straight line basis over its estimated useful life of five years.

         The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee. The value of the assembled workforce is being amortized on a straight line basis over its estimated useful life of three years.

         A portion of the purchase price has been allocated to developed and core technology and IPRD. Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by BlueStar concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The relief from royalty method, which assumes that the value of an asset equals the amount of third party would pay to use the asset and capitalize on the related benefits of the assets, was the primary technique utilized in valuing the developed and core technology and IRPD.

         Where developmental projects had reached technological feasibility, they were classified as developed and core technology and the value assigned to developed and core technology was capitalized. The developed and core technology is being amortized on the straight-line basis over its estimated useful life of four years. Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IRPD. The value allocated to projects identified as IPRD will be charged to expense upon closing of the transaction.

         The nature of efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

      In valuing the IPRD, Covad considered, among other factors, the importance of each project to the overall development plan, the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. This discount rate was determined after consideration of Covad's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

      Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. Goodwill is being amortized on a straight line basis over its estimated useful life of five years.


5.    DEBT

      On January 28, 2000, the Company completed a private placement of $425.0 million aggregate principal amount of the Company's 12% senior notes (the "2000 Notes') due 2010 which are redeemable at the option of the Company any time after February 15, 2005 at stated redemption prices plus accrued and unpaid interest thereon.

      Net proceeds from the 2000 Notes were approximately $413.3 million, after discounts, commissions and other transaction costs of approximately $11.7 million. The discount and debt issuance costs are being amortized over the life of the 2000 Notes. For the three months ended June 30, 2000, the amortization of debt discount and debt issuance costs was $205,000.

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

      INITIAL PUBLIC OFFERING:

      On January 27, 1999, the Company completed an Initial Public Offering ("IPO") of 20,182,500 shares of the Company's common stock at a price of $8.00 per share. Net proceeds to the Company from the IPO were $150.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As a result of the IPO, 41,053,865 shares of common stock and 6,379,177 shares of Class B common stock (which are convertible into 14,353,148 shares of common stock) were issued upon the conversion of preferred stock, 133,587 shares of common stock were issued for cumulative but unpaid dividends on series A and series B preferred stock and 4,049,039 shares of common stock were issued upon the exercise of common warrants.

      SECONDARY OFFERING:

      On June 23, 1999, the Company completed a public offering of 12,937,500 shares of Common Stock sold by certain stockholders of the Company. The Company did not sell any shares in this offering. Accordingly, there were no net proceeds to the Company from this offering. The Company incurred offering expenses of approximately $600,000.

      On November 3, 1999 the Company completed a public offering of 22,425,000 shares of common stock sold by the Company and certain stockholders of the Company. The net proceeds to the Company from this offering were approximately $568.8 million after deducting underwriting discounts and commissions and offering expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q AND THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THE ACCURACY OF WHICH INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS FOR MANY REASONS INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED HEREIN, IN OUR ANNUAL REPORT ON FORM 10-K, IN OUR REGISTRATION STATEMENT ON FORM S-1/A FILED JULY 17, 2000 (SEC FILE NO. 333-38688) AND IN OUR REGISTRATION STATEMENT ON FORM S-4 FILED AUGUST 10, 2000 (SEC FILE NO. 333-43494). WE DISCLAIM ANY OBLIGATION TO UPDATE INFORMATION CONTAINED IN ANY FORWARD-LOOKING STATEMENT OR IN THE REASONS WHY SUCH FORWARD-LOOKING STATEMENTS MAY DIFFER MATERIALLY FROM ACTUAL RESULTS, WHICH REASONS SPEAK AS OF THEIR DATES. SEE "FORWARD LOOKING STATEMENTS."

OVERVIEW

      We are a leading provider of broadband communications services to Internet service providers, enterprise and telecommunications carriers, and other customers. Since March 1998, we have raised $1,537.2 million of gross proceeds from debt and equity financings to fund the deployment and expansion of our network to date. As of June 30, 2000, we offered our services in 81 metropolitan statistical areas ("MSAs"). We plan to build our networks and offer our services in 165 MSAs (which includes MSAs that will be added as a result of the acquisition of BlueStar Communications discussed in "Recent Developments" below). As of June 30, 2000, our networks passed 42 million homes and businesses, and we had installed 138,000 end-user lines.

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

      Recent Developments

     On May 16, 2000, we announced that the American Arbitration Association issued its Intended Award of Damages to us in our arbitration hearings against Pacific Bell for violations of the Telecommunications Act of 1996. The arbitrators awarded us $27.2 million plus attorneys' fees and costs which is in addition to the panel's January 1999 interim decision to award us $257,166 in damages and $474,995 in attorneys' fees and costs. In November 1998, the arbitrators determined that Pacific Bell had violated the 1996 Telecommunications Act as well as its contract with us by failing to timely deliver collocation space and operable loops.

     On June 16, 2000, we announced the signing of a definitive agreement to acquire BlueStar Communications Group Inc., a provider of broadband and Internet services for small and medium-sized businesses throughout the Southeastern United States. Under the acquisition agreement, we will issue up to 8 million shares of our common stock and stock options for all of BlueStar's outstanding common and preferred shares, stock options and warrants, plus assumption of all outstanding BlueStar debt. Up to five million additional shares of our common stock may be issued to the BlueStar shareholders if certain performance targets are met by BlueStar over the 2001 fiscal year. We anticipate that this acquisition will accelerate the national expansion of our network. We anticipate that our acquisition of BlueStar will provide the following benefits:

     o Speed to market in implementing our direct sales strategy in Tier 3 markets.

     o    A large, experienced direct sales force.

     o    BlueStar's customer base.

     o Increased ability to provide enhanced broadband solutions to small businesses.

    In connection with the merger, Bear Stearns Corporate Lending, Inc. provided BlueStar with a $40 million financing comitment to fund BlueStar's continuing operations until the effective time of the merger. If the merger is not completed, Covad Communications has agreed to purchase the loans made pursuant to this financing comittment from Bear Stearns in exchange for shares of Covad common stock. Bear Stearns also has the right to put the loan to Covad in exchange for Covad common stock in certain other circumstances.

     In addition, our acquisition of BlueStar will provide us with 135 new central offices that were built out by BlueStar and had not been built out by us. We believe that we acquired these new central offices at a cost savings in comparison with what it would have cost us to build, operate and support those central offices and the underlying business associated with the markets they serve.

     In connection with our announcement of the BlueStar acquisition, we announced a reduction in the number of end-user lines that we expected to be in service on June 30, 2000. At the same time, we reduced line growth expectations for 2000 to 330%, primarily because of the channel conflict with our customers that may result from our acquisition of BlueStar, which sells directly to end-users.

     We are currently aware of a Staff Accounting Bulletin entitled SAB 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which was issued in December 1999 by the Securities and Exchange Commission. SAB 101 provides that, in certain circumstances, revenues which are received in the first month of a contract might have to be recognized over an extended period of time, instead of in the first month of the contract. Due to the complex nature of the widespread implementation of SAB 101, the SEC has deferred the implementation date of SAB 101 until the quarter ended December 31, 2000 with retroactive application to the beginning of our fiscal year. The SEC intends to issue further definitive guidance on the implementation of SAB 101. When and if that guidance is received, we will fully evaluate this guidance and respond and comply accordingly. If SAB 101 is implemented and its implementation is contrary to our current practice, it may have an adverse effect on our financial statements.

     On August 10, 2000, we signed an agreement with NTT Communications Corp., ACCA Networks and a Japan-based venture capital firm to provide local broadband network services using digital subscriber lines to major metropolitan areas in Japan. We will invest approximately $11.5 million in ACCA in exchange for a 41.8 percent interest in ACCA, which will be accounted for as an equity investment on our balance sheet. The agreement requires no additional financial commitments, and no additional expenses to be incurred. We will also hold two seats on ACCA's Board of Directors.


RESULTS OF OPERATIONS

     REVENUES

     We recorded revenues of $58.2 million for the three months ended June 30, 2000 compared to $10.8 million for the three months ended June 30, 1999. Revenues were $100.0 million for the six months ended June 30, 2000 compared to $16.4 million for the six months ended June 30, 1999. These increases are attributable to growth in the number of customers and end-users resulting from our increased sales and marketing efforts and the expansion of our national network. We expect revenues to increase in future periods as we expand our network within our existing regions, deploy networks in new regions and increase our sales and marketing efforts in all of our regions.

     NETWORK AND PRODUCT COSTS

     We recorded network and product costs of $43.6 million for the three months ended June 30, 2000 and $10.6 million for the three months ended June 30, 1999. Network and product costs were $75.0 million for the six months ended June 30, 2000 and $15.5 million for the six months ended June 30, 1999. These increases are attributable to the expansion of our networks and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team, and sales commissions. Sales, marketing, general and administrative expenses were $102.5 million for the three months ended June 30, 2000 and $25.0 million for the three months ended June 30, 1999. Sales, marketing, general and administrative expenses were $187.9 million for the six months ended June 30, 2000 and $43.1 million for the six months ended June 30, 1999. These increases are attributable to growth in headcount in all areas of our company, continued expansion of our sales and marketing efforts, deployment of our networks and building of our operating infrastructure. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.


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

      o  amortization of capitalized software costs; and

      o  amortization of intangible assets.

      In January 1999, we recorded intangible assets of $28.7 million from the issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Amortization of these assets was $2.1 and $4.2 million during the three and six months ended June, 2000, respectively, and is included in depreciation amortization on the accompanying consolidated statement of operations. Annual amortization of these assets will be approximately $8.4 million in each of the years in the three year period ending December 31, 2001, decreasing to approximately $1.2 million per year for each subsequent year through the year ending December 31, 2004.

      Depreciation and amortization was approximately $24.3 million for the three months ended June 30, 2000 and $8.7 million for the three months ended June 30, 1999. Depreciation and amortization was approximately $41.7 million for the six months ended June 30, 2000 and $13.3 million for the six months ended June 30, 1999. These increases were due to the increase in equipment and facilities placed in service throughout the periods as well as amortization of intangible assets. We expect depreciation and amortization to increase significantly as we increase our capital expenditures to expand our networks.


DEFERRED COMPENSATION

      Through June 30, 2000, we recorded a total of approximately $19.3 million of deferred compensation, with an unamortized balance of approximately $8.4 million on our June 30, 2000 consolidated balance sheet. This deferred compensation is a result of us granting stock options to our employees, certain of our directors, and certain contractors with exercise prices per share below the fair values per share for accounting purposes of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option using the graded vesting method. Amortization of deferred compensation was $725,000 for the three months ended June 30, 2000 and $1.2 million for the three months ended June 30, 1999. Amortization of deferred compensation was $1.9 million for the six months ended June 30, 2000 and $2.9 million for the six months ended June 30, 1999.


GOODWILL AND OTHER INTANGIBLE ASSETS

     In connection with the Laser Link acquisition completed in the first quarter of 2000 (as discussed in Note 4 to the Condensed Consolidated Financial Statements), we recorded on our balance sheet a total of approximately $402 million of goodwill and other intangible assets in March 2000. Goodwill was determined based on the residual difference between the amount paid for Laser Link and the values assigned to identified tangible and intangible assets. We are amortizing goodwill and other intangible assets on a straight line basis over its estimated useful life of five years. For the three and six months ended June 30, 2000, amortization of goodwill and other intangible assets was $20.1 million and $23.5 million, respectively.


      NET INTEREST INCOME AND EXPENSE

      Net interest income and expense consists primarily of interest income on our cash balance and interest expense associated with our debt. Net interest expense for the three and six months ended June 30, 2000, was $12.2 million and $19.8 million, respectively. Net interest expense during this period consisted primarily of interest expense on the 1998 notes, the 1999 notes, and the 2000 notes and capital lease obligations partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes, the 1999 notes, and the 2000 notes as well as our initial public offering and our issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Net interest expense for the three and six months ended June 30, 1999, was $7.2 million and $12.4 million, respectively. Net interest expense during this period consisted primarily of interest expense on the 1998 notes and capital lease obligations, partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes. We expect interest expense to increase significantly over time.

LIQUIDITY AND CAPITAL RESOURCES

      Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $262.9 million for the six months ended June 30, 2000. We expect that our capital expenditures will be less in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions.

      From our inception through June 30, 2000, we financed our operations primarily through private placements of $10.6 million of equity securities, $129.3 million in net proceeds raised from the issuance of the 1998 notes, $150.2 million in net proceeds raised from our initial public offering, $60.0 million in net proceeds raised from strategic investors, $205.0 million in net proceeds raised from the issuance of the 1999 notes, $568.8 million in net proceeds raised from our public offering on November 3, 1999 and $413.3 million in net proceeds from the issuance of the 2000 notes. As of June 30, 2000, we had an accumulated deficit of $484.8 million, and cash, cash equivalents, and short-term investments of $763.2 million.

      Net cash used in our operating activities was $105.6 million for the six months ended June 30, 2000. The net cash used for operating activities during this period was primarily due to net losses and increases in current assets, offset by non-cash expenses and increases in accounts payable and accrued liabilities. Net cash used in our investing activities was $115.2 million for the six months ended June 30, 2000. The net cash used for investing activities during this period was primarily due to purchases of property and equipment, the acquisition of Laser Link, and the proceeds received from the sale of investments.

      Net cash provided by financing activities for the six months ended June 30, 2000 was $427.6 million, which primarily related to the net proceeds of $413.3 million from the issuance of the 2000 notes with an aggregate principal amount of $425.0 million.

      We believe that our current cash, cash equivalents and short-term investments, including the proceeds received from our recently completed issuance of 12% senior notes, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2001.

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



FORWARD-LOOKING STATEMENTS

      The statements contained in this Report on Form 10-Q that are not historical facts are "forward- looking statements" (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

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


      All written and oral forward-looking statements made in connection with this Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in the Report on Form 10-K for the year ended December 31, 1999, in our registration statement on Form S-1/A filed July 17, 2000 (SEC file no. 333-38688) and in our registration statement on Form S-4 filed August 10, 2000 (SEC file no. 333-43494). We disclaim any obligation to update information contained in any forward-looking statement.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investments portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at June 30, 2000 including our 1998 notes, our 1999 notes, and our 2000 notes is fixed-rate debt.

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

      The Company also filed a lawsuit against Bell Atlantic and its affiliates in federal court and is pursuing antitrust and other claims in this lawsuit. In addition, Bell Atlantic has separately filed suit against the Company asserting infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode Transmission System." However, on February 18, 2000 the court issued a summary judgment ruling holding that the Company had not infringed Bell Atlantic's patent. Bell Atlantic has filed a notice of appeal of this decision and, while the Company expects that it would prevail on appeal, the outcome of such an appeal is uncertain.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On June 30, 2000, we held our Annual Meeting of Stockholders. At this meeting, the shareholders elected Daniel Lynch, Rich Shapero and Larry Irving to serve as Class I directors on our Board of Directors: Daniel Lynch, Rich Shapero and Larry Irving. Their terms will expire at our 2003 Annual Meeting. Our continuing Class II directors are Frank Marshall and Hellene Runtagh and their terms expire at our 2001 Annual Meeting. Our continuing Class III directors are Robert E. Knowling, Jr., Robert Hawk and Debra Dunn and their terms expire at our 2002 Annual Meeting.

Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

PROPOSAL 1 - The election of three Class I directors to serve on our Board of Directors for a term to expire at the third succeeding annual meeting and until their successors are elected and qualified.

----------------------------------------------------------------------
Name                               For                 Withheld
----------------------------------------------------------------------
Daniel Lynch                       111,890,436         14,410,361
----------------------------------------------------------------------
Richard Shapero                    97,283,684          29,017,113
----------------------------------------------------------------------
Larry Irving                       111,768,448         14,532,349
----------------------------------------------------------------------


PROPOSAL 2 - An amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million to 600 million: 116,600,241 votes in favor, 9,242,287 votes opposed, and 458,269 votes abstained.

PROPOSAL 3 - An amendment to the annual increase provisions of our 1997 Stock Plan to limit the eligible shares under the Plan and to add 5 million shares to the total number of shares eligible to be optioned or granted for the Year 2000, and to ratify the Plan as amended: 59,712,144 votes in favor, 42,888,304 votes opposed, 501,261 votes abstained, and 23,199,088 broker non-votes.

PROPOSAL 4 - An amendment to the annual increase provisions of our 1997 Stock Plan to limit the eligible shares under the Plan and to add 10 million shares to the total number of shares eligible to be optioned or granted for the Year 2001, and to ratify the Plan as amended: 59,782,731 votes in favor, 43,041,774 votes opposed, 277,204 votes abstained, and 23,199,088 broker non-votes.

PROPOSAL 5 - Ratification of independent auditors, Ernst & Young LLP, for the 2000 fiscal year: 125,906,917 votes in favor, 330,324 votes against, and 63,556 votes abstained.

ITEM 5.    OTHER INFORMATION

           NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits:


EXHIBIT NUMBER        DESCRIPTION OF EXHIBITS
--------------        -----------------------
        2.1  (1)      Agreement and Plan of Merger and Reorganization, dated
                      as of June 15, 2000 among Covad Communications Group,
                      Inc., Covad Acquisition Corp. and BlueStar
                      Communications Group, Inc.

        3.1  (2)      Amended and Restated Certificate of Incorporation.

        3.2  (2)      Bylaws, as currently in effect.

        3.3  (2)      Form of Certificate of Amendment of Certificate of
                      Incorporation of Covad Communications filed on July 14, 2000.

       10.2  (2)      Demand Loan Agreement dated as of June 15, 2000 among
                      BlueStar and Bear Stearns Corporate Lending Inc.

       10.3  (2)      Put/Call Option Agreement dated as of June 15, 2000 among
                      Covad Communications and Bear Stearns Corporate Lending,
                      Inc.

        27.1          Financial Data Schedule

        99.1 (1) Press Release, June 16, 2000 announcing the acquisition by Covad Communications Group, Inc. of BlueStar Communications Group, Inc.

--------------
       (1) Incorporated by reference to Registrant's Current Report on Form 8-K filed on July 7, 2000.

       (2) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed on August 10, 2000.

        b.   Reports on Form 8-K

             Form 8-K filed on June 20, 2000.
             Form 8-K filed on June 27, 2000.
             Form 8-K filed on July 7, 2000.
             Form 8-K/A filed on August 9, 2000.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COVAD COMMUNICATIONS GROUP, INC.



Date:  August 14, 2000                       By: /s/ Mark Perry
                                      -----------------------------------------
                                      Mark Perry
                                      Executive Vice President, Chief Financial
                                      Officer
                                      (Principal Financial and Accounting
                                      Officer)