Form 10-Q
period 2000-09-30
COVAD COMMUNICATIONS GROUP INC
filed 2000-11-15
CIK 1043769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

000-25271
(Commission file number)

COVAD COMMUNICATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0461529 (I.R.S. Employer Identification Number)

4250 Burton Drive Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

(408) 987-1000
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of November 7, 2000, 178,033,417 shares of the Registrant’s $0.001 par value Common Stock, were issued and outstanding.

COVAD COMMUNICATIONS GROUP, INC.

FORM 10-Q

SIGNATURE	26

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2000	December 31, 1999

	(unaudited)	(note 1)
ASSETS
Current assets:
Cash and cash equivalents	$762,898	$216,038
Accounts receivable, net	29,585	15,393
Short-term investments	150,232	551,319
Unbilled revenue	13,170	5,419
Inventories	20,132	8,547
Prepaid expenses and other current assets	33,114	7,267

Total current assets	1,009,131	803,983
Property and equipment, net	568,286	237,542
Restricted cash	39,178	63,308
Investment in unconsolidated investees	85,065	—
Goodwill and other intangible assets, net	477,519	—
Other assets, net	62,614	42,773

Total assets	$2,241,793	$1,147,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,032	$20,790
Unearned revenue	10,393	5,238
Accrued network costs	17,022	8,798
Other accrued liabilities	123,452	47,440
Current portion of capital lease obligations	910	268
Note payable	35,000	—

Total current liabilities	236,809	82,534
Long-term debt, net	1,319,592	374,737
Long-term capital lease obligations	14	44
Other long-term liabilities	17,938	—

Total liabilities	1,574,353	457,315

Stockholders’ equity:
Common stock	145	82
Common stock—Class B	—	6
Additional paid-in capital	1,348,394	851,589
Deferred compensation	(7,553)	(6,513)
Accumulated other comprehensive income	6,123	91,257
Accumulated deficit	(679,669)	(246,130)

Total stockholders’ equity	667,440	690,291

Total liabilities and stockholders’ equity	$2,241,793	$1,147,606

The accompanying notes are an integral part of these financial statements.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Revenues	$56,341	$19,141	$156,308	$35,570
Operating expenses:
Network and product costs	58,122	16,694	133,085	32,219
Sales, marketing, general and administrative	123,538	37,697	311,444	80,786
Depreciation and amortization	32,883	10,593	74,600	23,911
Amortization of goodwill and other intangible assets	20,718	—	44,171	—
Amortization of deferred compensation	697	1,008	2,609	3,895
Write-off of in-process technology	—	—	3,726	—

Total operating expenses	235,958	65,992	569,635	140,811

Loss from operations	(179,617)	(46,851)	(413,327)	(105,241)
Interest income (expense):
Interest income	10,136	4,770	37,316	12,864
Interest expense	(26,336)	(12,024)	(73,296)	(32,484)

Net interest expense	(16,200)	(7,254)	(35,980)	(19,620)

Other income	981	—	15,768	—

Net loss	$(194,836)	$(54,105)	$(433,539)	$(124,861)

Preferred dividends	—	—	—	(1,146)

Net loss attributable to common stockholders	$(194,836)	$(54,105)	$(433,539)	$(126,007)

Basic and diluted net loss per common share	$(1.25)	$(0.47)	$(2.85)	$(1.27)

Weighted average shares used in computing basic and diluted net loss per share	155,931	115,624	152,031	99,553

The accompanying notes are an integral part of these financial statements.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Operating Activities:

Net cash used in operating activities	$(273,614)	$(65,721)

Investing Activities:

Cash acquired through acquisitions	4,040	—
Acquisition of businesses and equity investments, net of cash acquired	(29,929)	—
Net sale (purchase) of investments	315,953	(20,000)
Purchase of restricted cash	—	(74,353)
Redemption of restricted cash	13,438	13,214
Purchase of property and equipment	(384,628)	(145,607)
Increase in other assets	(11,032)	(7,131)

Net cash used in investing activities	(92,158)	(233,877)

Financing Activities:

Net proceeds from issuance of long-term debt	898,017	205,049
Principal payments under capital lease obligations	(224)	(197)
Proceeds from common stock issuance, net of offering costs	14,839	152,176
Proceeds from preferred stock issuance	—	60,000
Payment of preferred dividends	—	(77)

Net cash provided by financing activities	912,632	416,951

Net increase in cash and cash equivalents	546,860	117,353
Cash and cash equivalents at beginning of period	216,038	64,450

Cash and cash equivalents at end of period	$762,898	$181,803

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,788	$13,257

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for preferred dividends	$—	$1,069

Issuance of common stock for acquisition of businesses	$480,301	$—

Issuance of notes payable in exchange for equity interest in Loop Holdings Europe AsP	$35,000	$—

The accompanying notes are an integral part of these financial statements.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation and Summary of Significant Accounting Policies

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ materially from those estimates. The unaudited condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

             The unaudited condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited, but include all normal recurring adjustments and accruals which are necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any future periods.

             The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

             The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

             The unaudited condensed consolidated financial statements applicable to the prior periods have been restated to reflect a three-for-two stock split effective April 2000.

             Certain September 30, 1999 and December 31, 1999 amounts have been reclassified to conform to the current year presentation.

  Net Loss per Share

             Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of the Company’s common stock, after giving consideration to shares subject to repurchase, outstanding during the period.

             Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming the exercise of dilutive stock options and warrants using the treasury stock method. Diluted net loss per share is the same as basic net loss per share because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

             The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net loss	$(194,836)	$(54,105)	$(433,539)	$(124,861)
Preferred dividends	—	—	—	(1,146)

Net loss attributable to common stockholders	$(194,836)	$(54,105)	$(433,539)	$(126,007)
Basic and diluted:
Weighted average shares of common stock outstanding	158,524	122,753	156,119	108,031
Less: Weighted average shares subject to repurchase	(2,593)	(7,129)	(4,088)	(8,478)

Weighted average shares used in computing basic and diluted net loss per share	155,931	115,624	152,031	99,553

Basic and diluted net loss per share	$(1.25)	$(0.47)	$(2.85)	$(1.27)

2.      Comprehensive Income

             Comprehensive income for the three and nine months ended September 30, 2000 and 1999 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net loss	$(194,836)	$(54,105)	$(433,539)	$(124,861)
Unrealized holding gains (losses)	(21,157)	(8,940)	(85,134)	16,698

Comprehensive income	$(215,993)	$(63,045)	$(518,673)	$(108,163)

3.      Short-Term Investments

             At September 30, 2000, all of the Company’s investments were classified as available for sale. Investments were also classified as short-term, as their maturity date was less than one year from the balance sheet date. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at the end of each period. Unrealized gains and losses on short-term investments as of September 30, 2000 and December 31, 1999, are included as a separate component of stockholders’ equity. The amount of net realized gains for both the three and nine months ended September 30, 2000 was $13.4 million.

             The following table summarizes the Company’s short-term investments (in thousands):

	September 30, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial paper	$14,685	$—	$(3)	$14,682
U.S. agency notes	101,398	24	(3)	101,419
Equity securities	51,038	13,539	(7,416)	57,161

Total available for sale securities	$167,121	$13,563	$(7,422)	$173,262

	December 31, 1999

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial paper	$373,007	$125	$—	$373,132
Corporate notes	53,767	—	(596)	53,171
Equity securities	32,200	92,816	—	125,016

Total available for sale securities	$458,974	$92,941	$(596)	$551,319

             The company had net unrealized losses of $219,000 and $918,000 on long-term U.S. Treasury securities, at September 30, 2000 and December 31, 1999, respectively, classified as restricted cash in the accompanying consolidated balance sheet. The Company also had a net unrealized gain of $17,000 and a net unrealized loss of $168,000 on cash and cash equivalents at September 30, 2000 and December  31, 1999, respectively.

4.      Acquisitions

  Laser Link.Net, Inc.

             On March 20, 2000, the Company completed its combination with Laser Link.Net, Inc. (“Laser Link”) by issuing approximately 5.0 million common shares for all of the outstanding Laser Link common shares. The Company’s common shares issued were valued for accounting purposes using the average market price of $61.53 per share, which is based on the average closing price for a range of seven trading days around the announcement date (March 9, 2000) of the transaction. In addition, the outstanding Laser Link stock options were converted into approximately 1.4 million options to purchase the Company’s common shares at a fair value of $58.61 per share. The value of the options, as well as direct transaction expenses, have been included as a part of the total purchase cost.

             The Unaudited Condensed Consolidated Financial Statements at September 30, 2000 and for the three and nine months then ended have been prepared on the basis of assumptions relating to the allocation of the total purchase cost to the assets and liabilities of Laser Link based upon preliminary estimates of their fair value. The actual allocation of the total purchase cost may differ from the preliminary estimates. The following is a table of the total purchase cost and annual amortization of the intangible assets acquired (in thousands):

Total purchase cost:
Value of common shares issued	$307,869
Assumption of Laser Link options	84,100

391,969
Acquisition costs	15,485

Total purchase costs	$407,454

		Life (yrs)	Annual Amortization

Purchase price allocation:
Tangible net assets acquired	$5,132	N/A	$—
Intangible assets acquired:
Developed and core technology	13,023	5	2,605
Customer base	28,552	5	5,710
Assembled workforce	1,141	5	228
In-process research and development	3,726	—	—
Goodwill	355,880	5	71,176

Total purchase price allocation	$407,454		$79,719

             Tangible net assets of Laser Link principally include cash and cash equivalents, short-term investments, accounts receivable and fixed assets. Liabilities assumed principally include a line of credit, accounts payable, accrued compensation and other accrued expenses.

             The customer base was valued using an Income Approach which projects the associated revenue, expenses and cash flows attributable to the customer base over its estimated life of five years. These cash flows are discounted to their present value using a 20% rate of return that reflects an appropriate level of risk. The value attributed to the customer base is being amortized on a straight line basis over its estimated useful life of five years.

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

             In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. This discount rate was determined after consideration of the Company’s weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

             The IPRD relates to internally developed proprietary software used in Laser Link’s VISP business. This software has been designed with enhancements and upgrades continually underway. With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of Laser Link prior to the closing date. The percent complete for the in-process technology is estimated to be 75% as of March 22, 2000.

             Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. Goodwill is being amortized on a straight line basis over its estimated useful life of five years.

             The following unaudited pro forma financial information presents the consolidated results of operations of the Company, excluding the charge for IPRD, as if the acquisition of Laser Link had occurred at January 1, 1999 and does not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1999 or of the results that may occur in the future. The pro forma 1999 results of operations combines the consolidated results of operations of the Company, excluding the charge for in-process research and development, for the nine months ended September 30, 1999 with the historical results of operations of Laser Link for the nine months ended September 30, 1999 (in thousands, except per share data).

	Nine months ended September 30,

	2000	1999

Revenue	$158,925	$38,987
Net loss	$(493,946)	$(188,753)
Loss per share	$(3.25)	$(2.64)

  BlueStar Communications Group, Inc.

             On September 22, 2000, the Company completed its combination with BlueStar Communications Group, Inc. (“BlueStar”) by issuing approximately 6.1 million shares of common stock (including 800,000 shares to be held in escrow for a one year period) for all of the outstanding BlueStar preferred and common shares. The common shares issued were valued for accounting purposes using the average market price of $14.23 per share, which is based on the average closing price for a range of seven trading days around the closing of the transaction. In addition, the outstanding BlueStar stock options and warrants were converted into approximately 226,000 options to purchase the Company’s common shares at a fair value averaging approximately $7.70 per share. Up to 5 million additional common shares of the Company will be issued if BlueStar reaches certain specified levels of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) in fiscal 2000.

             The Unaudited Condensed Consolidated Financial Statements at September 30, 2000 and for the three and nine months then ended have been prepared on the basis of assumptions relating to the allocation of the total purchase cost to the assets and liabilities of BlueStar based upon preliminary estimates of their fair value. The actual allocation of the total purchase cost may differ from the preliminary estimates. The following is a table of the total purchase cost and annual amortization of the intangible assets acquired (in thousands):

Total purchase cost
Value of common shares issued	$86,593
Assumption of BlueStar options and warrants	1,742

88,335
Interim financing costs	26,152

Acquisition costs	9,346

Total purchase costs	$123,833

		Life (yrs)	Annual Amortization

Purchase price allocation:
Tangible net assets acquired	$400	N/A	$—
Intangible assets acquired:
Customer base	10,500	3	3,500
Assembled workforce	11,300	3	3,767
Deferred stock compensation	364	2.5	146
Goodwill	101,269	5	20,254

Total purchase price allocation	$123,833		$27,667

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

             The following unaudited pro forma financial information presents the consolidated results of operations of the Company, as if the acquisition of BlueStar had occurred at January 1, 1999 and does not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1999 or of the results that may occur in the future. The pro forma 1999 results of operations combines the consolidated results of operations of the Company, for the nine months ended September 30, 1999 with the historical results of operations of BlueStar for the nine months ended September 30, 1999 (in thousands, except per share data).

	Nine months ended September 30,

	2000	1999

Revenue	$163,955	$35,915
Net Loss	$(494,911)	(153,029)
Loss per share	$(3.26)	(2.11)

             On September 8, 2000, the Company entered into an acquisition agreement with Loop Holdings Europe AsP, which owns preferred shares representing 70% of Loop Telecom S.A., (a 50% voting interest) a Spanish full-service broadband service provider for small and medium-sized businesses, for $15 million in cash, a note for $15 million payable six months after the closing and a note for $20 million payable one year after closing. The acquisition closed on September 21, 2000 and has been accounted for using the equity method of accounting.

5.      Debt

             On January 28, 2000, the Company completed a private placement of $425.0 million aggregate principal amount of the Company’s 12% senior notes (the “2000 notes”) due 2010 which are redeemable at the option of the Company any time after February 15, 2005 at stated redemption prices plus accrued and unpaid interest thereon.

             Net proceeds from the 2000 notes were approximately $413.3 million, after discounts, commissions and other transaction costs of approximately $11.7 million. The discount and debt issuance costs are being amortized over the life of the notes. For the three and nine months ended September 30, 2000, the amortization of debt discount and debt issuance costs was $294,000 and $793,000, respectively.

             On September 25, 2000, the Company completed a private placement of $500.0 million five year 6% convertible senior notes (the “ Convertible Notes”), which are convertible into our common stock at a conversion price of $17.775, subject to certain adjustments.

             Net proceeds from the Convertible Notes were approximately $484.5 million after discounts, commissions, and other transaction costs of approximately $15.5 million. The discount and debt issuance costs are being amortized over the life of the Convertible Notes. For the three months ended September 30, 2000, the amortization of debt discount and debt issuance costs was $43,000.

6.      Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “ Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not expect the adoption of SFAS 133 to have a material effect on the Company’s operations or financial position. The Company is required to adopt SFAS 133 in the first quarter of 2001.

             The Company is currently aware of a Staff Accounting Bulletin entitled SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which was issued in December 1999 by the Securities and Exchange Commission. SAB 101 provides that, in certain circumstances, revenues that are received in the first month of a contract have to be recognized over an extended period of time, instead of in the first month of the contract. Due to the complexities of implementing SAB 101, the SEC deferred the implementation date of SAB 101 until the quarter ending December 31, 2000, with retroactive application to January 1, 2000. In October 2000, the SEC issued further definitive guidance on the implementation of SAB 101. The Company believes that the implementation of SAB 101 for the year ending December 31, 2000 will have a material adverse effect on its consolidated results of operations, primarily due to the required deferral of certain revenues.

7.      Legal Proceedings and Other Matters

             On September 11, 2000, the Company announced various agreements with SBC Communications, Inc. (“SBC”) including, (i) a resale and marketing agreement for up to $600 million in revenue over a six year period for SBC to market and resell the Company’s DSL services (including an arrangement whereby SBC reimbursed the Company for $20.0 million in general and administrative expenses during the third quarter of 2000), (ii) a stock purchase agreement whereby SBC will took on November 6, 2000 a minority ownership position of approximately 6% of the Company in exchange for $150 million, and (iii) a settlement agreement of the Company’ s pending legal matters with SBC and its affiliates including performance standards and line-sharing arrangements governing the future commercial relationship between the two entities in all 13 SBC states.

             Several of the Company’s shareholders and one purchaser of the Convertible Notes have filed class action lawsuits against the Company, the Company’s former President and Chief Executive Officer and the Company’s current Chief Financial Officer. These lawsuits were filed in the United States District Court for the Northern District of California. The complaints in these matters allege violations of federal securities laws on behalf of persons who purchased the Company’s securities, including those who purchased common stock and those who purchased Convertible Notes, during the period from September 7, 2000 to October 17, 2000. The relief sought includes monetary damages and equitable relief. In addition, one of the purchasers of the Convertible Notes has filed a complaint in the California Superior Court for the County of Santa Clara. This complaint alleges fraud and deceit, negligence and violations of state securities laws in connection with the Company’s sale of the Convertible Notes. The relief sought includes recission for its purchases of $46,250,000 of Convertible Notes and unspecified damages, including punitive damages. The plaintiff in this matter has also sought a writ of attachment for the full amount of its recission claim for its purchase of Convertible Notes. Although the Company believes that it has strong defenses to these lawsuits, the outcome of these litigation matters is inherently unpredictable and there is no guarantee the Company will prevail.

             A manufacturer of telecommunications hardware has filed a complaint against the Company in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. The plaintiff is seeking an injunction to stop the Company from using the COVAD trademark, as well as an award of monetary damages. We do not believe that these claims have any merit, but the outcome of litigation is unpredictable and the Company cannot guarantee that it will prevail.

             An unfavorable outcome in any of the proceedings described above could have a material adverse effect on the Company’s consolidated financial position and results of operations.

             Several of the Company’s Internet service provider customers are experiencing financial difficulties due in part to weakness in the capital market and are not current in their payment for the Company’s services. Based on this information, the Company determined that the collectability of revenues from those customers was not reasonably assured and, therefore decided not to recognize any of the approximately $21.8 million of revenue earned from those customers during the third quarter. Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner will be recorded as revenue when cash for those services is received, after the collection of all previous accounts receivable balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company’s annual report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein, in our annual report on Form 10-K, in our registration statement on form S-1/A filed August 23, 2000 (SEC file no. 333-38688), as amended and supplemented, and in our registration statement on Form S-4/A filed August 30, 2000 (SEC file no. 333-43494). We disclaim any obligation to update information contained in any forward-looking statement or in the reasons why such forward-looking statements may differ materially from actual results, which reasons speak as of their dates. See “Forward Looking Statements.”

Overview

             We are a leading provider of broadband communications services to Internet service providers, enterprise and telecommunications carriers, and other customers. Since March 1998, we have raised $2021.7 million of net proceeds from debt and equity financings to fund the deployment and expansion of our network to date. As of September 30, 2000, we offered our services in 120 metropolitan statistical areas (“MSAs”). As of September 30, 2000, our networks passed 47 million homes and businesses, and we had installed 205,000 end-user lines.

             In connection with our expansion within existing metropolitan statistical areas and into new metropolitan statistical areas, we have significantly increased our capital expenditures, as well as our sales and marketing expenditures, to deploy our networks and support additional end-users in those regions. Accordingly, we expect to incur substantial net losses for at least the next several years.

             We derive revenue from:

  monthly recurring service charges for connections from the end-user to our facilities and for backhaul services from our facilities to Internet service providers or enterprise customers;
  service order set-up and other non-recurring charges;
  the sale of customer premise equipment that we provide to our customers due to the general unavailability of customer premise equipment through retail channels; and
  monthly recurring service charges for Internet services including email, web hosting and high speed private networking services.

             Several of the Company’s Internet service provider customers are experiencing financial difficulties due in part to weakness in the capital markets and are not current in their payment for the Company’s services. As a result, the Company did not record revenue from certain Internet service provider customers during the third quarter of 2000, and it will not recognize any additional revenues from these customers prior to the collection of all previous accounts receivable balances and when the collectability of future revenue is reasonable assured. The Company is continuing its efforts to obtain payments, but there is no assurance these efforts will be successful. It is also possible that additional Internet service provider customers may be unable to pay for the Company’s services in the future if they are unable to obtain additional funding. The inability of the Company’ s Internet service provider customers to pay these past due amounts, and to make timely payments for the Company’s services in the future, has adversely affected the Company’s financial condition and results of operations and may continue to do so in the future.

             The Company has terminated its contracts with some of these Internet service provider customers and the Company also may decide to disconnect end users that are purchasing its services from delinquent Internet service providers. If this occurs, these end users may not choose to purchase the Company’s services from the Company or another one of its Internet services providers.

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

             The following factors comprise our network and service costs:

  Monthly non-recurring and recurring circuit fees. We pay traditional telephone companies and other competitive telecommunications companies non-recurring and recurring fees for services including installation, activation, monthly line costs, maintenance and repair of circuits between and among our digital subscriber line access multiplexers and our regional data centers, customer backhaul, and end-user lines. As our end-user base grows, we expect that in the near future the largest element of network and product cost will be the traditional telephone companies’ charge for our leased copper wires; and
  Other costs. Other costs that we incur include those for materials in installation and the servicing of customers and end-users, and the cost of customer premise equipment.

             Although our current network buildout is largely completed and we currently offer our services in 120 MSAs, further development and expansion of our business will require significant expenditures. The principal capital expenditures incurred during the buildout phase of any metropolitan statistical area involves the procurement, design and construction of our central office cages, end-user DSL line cards, and expenditures for other elements of our network design. Currently, the average cost to deploy our facilities in a central office, excluding end-user line cards, is approximately $85,000 per central office facility. This cost may vary in the future due to the quantity and type of equipment we initially deploy in a central office facility as well as regulatory limitations imposed on the traditional phone companies relative to pricing of central office space, including cageless physical collocation. Following the buildout of our central office space, the major portion of our capital expenditures is the purchase of line cards to support incremental end-users. We expect that the average cost of such line cards will decline over the next several years. Network expenditures will continue to increase with the number of end-users. However, once an operating region is fully built out, a substantial majority of the regional capital expenditures will be tied to incremental customer and end-user growth. In addition to developing our networks, we will use our capital for marketing our services, acquiring Internet service provider, enterprise, and telecommunication carrier customers, and funding our customer care and field service operations.

             In connection with rolling out service on a national basis we have commenced a branding campaign to differentiate our service offerings in the marketplace. As a result, we expect our selling, general and administrative expenses to increase significantly in future periods as we implement increased marketing efforts as part of the campaign.

  Recent Developments

             On July 18, 2000, the United States Court of Appeals for the Eighth Circuit struck down the Federal Communications Commission’s total element long run incremental cost methodology, which the FCC previously required state commissions to use in setting the prices for collocation and for unbundled network elements we purchase from the traditional telephone companies. The Court also rejected an alternative cost methodology based on “historical costs,” which was advocated by the traditional telephone companies. In rejecting the FCC’s cost methodology, the court held that it is permissible for the FCC to prescribe a forward-looking incremental cost methodology that is based on actual incremental costs under the 1996 Telecommunications Act. The Eighth Circuit’s decision creates some additional uncertainty concerning the prices that we are obligated to pay the traditional telephone companies for collocation and unbundled network elements. Although the FCC has appealed the Eighth Circuit’s decision, it may also adopt new rules to reflect the cost methodology that was approved by the Eighth Circuit. It is uncertain whether the Eighth Circuit’s decision will be affirmed by the United States Supreme Court. It is also uncertain whether the FCC and the state commissions will implement a new cost methodology as a result of this decision.

             On August 2, 2000, we announced the appointment of Mark H. Perry as executive vice president and chief financial officer. This appointment became effective August 11, 2000. Mr. Perry succeeds the former executive vice president and chief financial officer, Timothy Laehy, who retired.

             On August 10, 2000, we signed an agreement with NTT Communications Corp., ACCA Networks (“ACCA”) and a Japan-based venture capital firm to provide local broadband network services using digital subscriber lines to major metropolitan areas in Japan. We have invested approximately $11.7 million in ACCA in exchange for a 41.8 percent interest in ACCA, which is accounted for as an equity investment on our balance sheet. The agreement requires no additional financial commitments, and no additional expenses to be incurred. We will also hold two seats on ACCA’s Board of Directors.

             On September 11, 2000, we announced various agreements with SBC Communications, Inc. (“SBC”):

  We announced a commercial agreement in which SBC will provide $600 million in resale revenue to us over six years starting October 1, 2000, with approximately $23 million of revenue in the first year and increasing revenue commitments each year during the life of the contract. Upon a change of control as defined in the contract, SBC’s aggregate revenue commitment is reduced to $100 million during an initial period of the contract, and is terminated after the initial period. This agreement also provides incentives for SBC to sell business lines provided by us, and we announced that SBC will begin marketing both symmetric business service DSL and asymmetric consumer service DSL provided by us throughout the United States .
  We announced the funding of our stock purchase agreement with SBC in which SBC acquired approximately six percent of our outstanding common shares for $150 million on November 6, 2000. SBC will not be permitted to sell such shares for a period of one year following the acquisition of the shares, unless we experience a change of control.
  We announced that, regarding pending legal matters, our antitrust suit against SBC and Pacific Bell and our arbitrations against SBC affiliates, Southwestern Bell and Pacific Bell, were settled, including Pacific Bell’s claim for alleged past due service fees. In addition, we announced the resolution of several critical issues in line sharing disputes in Texas, Kansas, Illinois, Michigan, Ohio, Wisconsin, Indiana, Connecticut and California, plus key issues in pending interconnection arbitrations in Texas and Kansas.
  We announced that performance standards in all 13 SBC states were agreed upon, which we expect will further reduce regulatory disputes. Standards for SBC performance were agreed upon so that both companies will operate under a standard set of measures and remedies in all SBC states, which include California, Nevada, Texas, Oklahoma, Arkansas, Kansas, Missouri, Ohio, Indiana, Michigan, Wisconsin, Illinois and part of Connecticut. These standards include stand-alone and line-shared loop provisioning intervals, collocation intervals, repair and maintenance, and access to loop plant data. In addition, we agreed upon a 13-state line sharing price consisting of a $10 non-recurring charge and a $5.75 monthly recurring charge for all physical elements of the line sharing UNE, including installation.
  We announced the agreement to continue joint OSS development to support SBC’s resale of our products, including the fully automatic loop ordering provisioning process pioneered by us. By working closely with SBC, we intend to simplify the ordering process and improve DSL provisioning times. Our OSS system currently is integrated with Pacific Bell and has shown improved installation rates of 25 percent and higher.
  We also announced in-region agreements that include continued access to neighborhood gateways utilized in SBC’s recently announced “Project Pronto,” competitively neutral terms and conditions for spectrum management and agreements regarding the collocation of equipment in SBC central offices.

             On September 8, 2000, we entered into an acquisition agreement with Loop Holdings Europe AsP, which owns preferred shares representing 70% of Loop Telecom S.A., (a 50% voting interest) a Spanish full-service broadband service provider for small and medium-sized businesses, for $15 million in cash, a note for $15 million payable six months after the closing and a note for $20 million payable one year after closing. This acquisition closed on September 21, 2000.

             On September 22, 2000, we acquired BlueStar Communications Group, Inc., a provider of broadband and Internet services for small and medium-sized businesses throughout the Southeastern United States. As part of the acquisition, we issued approximately 6.1 million shares of our common stock and assumed 226,000 approimately stock options for all of BlueStar’s outstanding common and preferred shares, stock options and warrants, plus assumption of all outstanding BlueStar debt. Up to 5.0 million additional shares of our common stock may be issued to the BlueStar shareholders if certain performance targets are met by BlueStar over the 2001 fiscal year. In addition, as part of the acquisition, Covad funded BlueStar’s $26.2 million short-term loan made to BlueStar by Bear Stearns Corporate Lending, Inc. in conjunction with BlueStar’s definitive merger agreement with us.

             We anticipate that this acquisition will accelerate the national expansion of our network and will provide the following benefits:

  speed to market in implementing our direct sales strategy in Tier 3 markets;
  a large, experienced direct sales force;
  access to BlueStar’s customer base; and
  increased ability to provide enhanced broadband solutions to small businesses.

             On September 25, 2000, we consummated the private placement of $500 million five year 6% convertible senior notes (the “Convertible Notes” ), subject to increase on the exercise of a $75 million over-allotment option. The Convertible Notes were initially sold to initial purchasers at a price of 100% for resale under Rule 144A of the Securities Act of 1933, as amended. Net proceeds from the Convertible Notes were approximately $484.5 million after discounts, commissions, and other transaction costs of approximately $15.5 million. The Convertible Notes are convertible into our common stock at a conversion price of $17.775, subject to certain adjustments and were issued pursuant to an indenture dated as of September 25, 2000, between us and the United States Trust Company of New York. Pursuant to the resale registration rights agreement dated as of September 25, 2000, among us and the initial purchasers, we have agreed to file within 90 days of September 25, 2000, and use our reasonable best efforts to cause to become effective within 180 days of September 25, 2000, a shelf registration statement with respect to the resale of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. We intend to use the net proceeds from the issuance of the Convertible Notes for capital expenditures to finance the network expansion.

             On October 10, 2000, we announced the promotion of Frank C. Thomas, Jr. to Executive Vice President and Chief Information Officer, a new position for us. Prior to his appointment, Mr. Thomas was our vice president, ILEC Relations.

             On November 1, 2000, we announced the resignation of Robert E. Knowling, Jr. as Chairman, Chief Executive Officer and President. The Board of Directors named Frank Marshall as our interim Chief Executive Officer, and Charles McMinn, one of our founders and former Chief Executive Officer, as Chairman of the Board of Directors, to replace Mr. Knowling in these roles.

             By mid October, 2000, shortly before our quarterly earnings release, nine of our Internet service provider customers were unable to give us reasonable assurances of payment. As a result we did not recognize the revenue generated by those customers in the third quarter of 2000. The aggregate revenue associated with such Internet service provider customers that was not recognized was approximately $11.4 million. With respect to several other delinquent Internet service provider customers, including Flashcom (which accounts for approximately 25,000 of our 205,000 installed lines), partial payments were made and/or payment schedules agreed to.

             Subsequent to October 17, 2000, Flashcom, which had made a $1.5 million payment shortly before October 17, 2000, and had agreed to a payment schedule at that time, refused to adhere to the payment schedule. In light of these new events, we have did not recognize $7.5 million of revenue attributable to Flashcom for the third quarter of 2000. Subsequent to November 1, 2000, we received information which indicated that four additional Internet service provider customers did not appear to have sufficient long-term financial resources (without the infusion of additional capital) to assure us that they would be able to make timely payment for our services. Accordingly, we did not recognize revenue earned from those four Internet service providers during the third quarter of 2000, except for $3.8 million of cash payments we received during the quarter. The total revenue for these five Internet service provider customers, including Flashcom, that we did not recognize in the third quarter is $10.4 million. As a result, the revenue for the quarter ended September 30, 2000, was reduced to $56.3 million compared to the $66.7 million reported in the October 17, 2000 earnings release.

             We had been accruing a bad debt reserve for these five Internet service provider customers during the third quarter of 2000. Due to the nonrecognition of revenue attributable to these additional five customers, we have reversed a bad debt reserve of $5.4 million attributable to the nonrecognized revenue, so that the effect on net loss and EBITDA loss during the quarter will be approximately $5.0 million.

             These fourteen Internet service provider customers account for approximately 65,500 of our installed lines, of which 51.5% are business lines and 48.5% are consumer lines. We have terminated our contracts with some of these

Internet service provider customers and we may also decide to disconnect end users that are purchasing our services from delinquent Internet service provider customers. If this occurs, there can be no assurance that these end users will continue to purchase our services from us or from another one of our Internet service provider customers. Even if we are able to move these end users to other Internet service provider customers, it will require a significant amount of our resources, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business.

             We are in the process of exploring a variety of alternatives with respect to these delinquent Internet service provider customers, including sending notices of termination of service, arranging for the direct transfer of lines, and establishing cash sweeps so that we receive cash first from these customers to satisfy their payment obligations. We note, however, that in light of the financial position of many of these Internet service provider customers, should the particular Internet service provider customer become subject to reorganization or bankruptcy proceedings, no assurance can be given that we will be able to retain payments or other consideration (including lines) received by us.

             We are currently aware of a Staff Accounting Bulletin entitled SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101” ), which was issued in December 1999 by the Securities and Exchange Commission. SAB 101 provides that, in certain circumstances, revenues that are received in the first month of a contract have to be recognized over an extended period of time, instead of in the first month of the contract. Due to the complexities of implementing SAB 101, the SEC deferred the implementation date of SAB 101 until the quarter ending December 31, 2000, with retroactive application to January 1, 2000. In October 2000, the SEC issued further definitive guidance on the implementation of SAB 101. We believe that the implementation of SAB 101 for the year ending December 31, 2000 will have a material adverse effect on our consolidated results of operations, primarily due to the required deferral of certain revenues.

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “ Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We do not expect the adoption of SFAS 133 to have a material effect on our consolidated operations. We are required to adopt SFAS 133 in the first quarter of 2001.

Results of Operations

  Revenues

             We recorded revenues of $56.3 million for the three months ended September 30, 2000 compared to $19.1 million for the three months ended September 30, 1999. Revenues were $156.3 million for the nine months ended September 30, 2000, compared to $35.6 million for the nine months ended September 30, 1999. These increases are attributable to growth in the number of customers and end-users resulting from our increased sales and marketing efforts and the expansion of our national network offset by $21.8 million of revenues associated with delinquent Internet service provider customers. We expect revenues to increase in future periods as we expand our network within our existing regions, deploy networks in new regions and increase our sales and marketing efforts in all of our regions.

             Our consumer-grade services have lower profit margins than our business-grade services. In recent months, the number of orders that we have received for consumer-grade services have been greater than the number of orders we have received for business-grade services.

  Total Installed Business Lines

	September 30, 1999	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000

Total Installed Business Lines	26,387	44,840	67,912	93,301	112,367
Total Installed Consumer Lines	4,613	12,160	25,088	44,699	92,633
Total Installed Lines	31,000	57,000	93,000	138,000	205,000

             We expect that the percentage of our revenues which we derive from our consumer services will continue to increase and will likely reduce our overall profit margins. We also expect to reduce prices periodically in the future to respond to competition and to generate increased sales volume.

             Due to the recent deterioration in the financial condition of several of our Internet service provider customers, we did not recognize revenue from transactions with these customers that occurred during the third quarter. The amount of revenue we did not recognize attributable to these transactions is $21.8 million. Revenue from these transactions will be recognized when cash is received and when recorded accounts receivable have been paid.

  Network and Product Costs

             We recorded network and product costs of $58.1 million for the three months ended September 30, 2000 and $16.7 million for the three months ended September 30, 1999. Network and product costs were $133.1 million for the nine months ended September 30, 2000 and $32.2 million for the nine months ended September 30, 1999. These increases are attributable to the expansion of our networks and increased orders resulting from our sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

  Sales, Marketing, General and Administrative Expenses

             Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, and sales commissions. Sales, marketing, general and administrative expenses were $123.5 million for the three months ended September 30, 2000 and $37.7 million for the three months ended September 30, 1999. Sales, marketing, general and administrative expenses were $315.2 million for the nine months ended September 30, 2000 and $80.8 million for the nine months ended September 30, 1999. These increases are attributable to growth in headcount in all areas of our company, continued expansion of our sales and marketing efforts, deployment of our networks and building of our operating infrastructure, offset by SBC’s $20.0 million reimbursement to us for general and administrative expenses. Sales, marketing, general and administrative expenses are expected to increase significantly as we continue to expand our business.

  Depreciation and Amortization

             Depreciation and amortization includes:

  depreciation of network costs and related equipment;
  depreciation of information systems, furniture and fixtures;
  amortization of improvements to central offices, regional data centers, network operations center facilities and corporate facilities;
  amortization of capitalized software costs; and
  amortization of intangible assets.

             Depreciation and amortization was approximately $32.9 million for the three months ended September 30, 2000 and $10.6 million for the three months ended September 30, 1999. Depreciation and amortization was approximately $74.6 million for the nine months ended September 30, 2000 and $23.9 million for the nine months ended September 30, 1999. These increases were due to the increase in equipment and facilities placed in service throughout the periods. We expect depreciation and amortization to increase as we increase our capital expenditures to expand our networks.

  Goodwill and Other Intangible Assets

             In January 1999, we recorded intangible assets of $28.7 million from the issuance of preferred stock to AT&T Ventures, NEXTLINK and Qwest. Amortization of these assets was $2.1 and $6.3 million during the three and nine months ended September 30, 2000, respectively. Annual amortization of these assets will be approximately $8.4 million in each of the years through the year ending December 31, 2001, decreasing to approximately $1.2 million per year for each subsequent year through the year ending December 31, 2004.

             In connection with the Laser Link acquisition completed in the first quarter of 2000 (as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements), we recorded on our consolidated balance sheet a total of approximately $398.6 million of goodwill and other intangible assets in March 2000. Goodwill was determined based on the residual difference between the amount paid for Laser Link and the values assigned to identified tangible and intangible assets.

             In connection with the BlueStar acquisition completed in the third quarter of 2000 (as discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements), we recorded on our consolidated balance sheet a total of approximately $123.1 million of goodwill and other intangible assets in September 2000. Goodwill was determined based on the residual difference between the amount paid for BlueStar and the values assigned to identified tangible and intangible assets.

             We are amortizing goodwill and other intangible assets on a straight-line basis over their estimated useful lives which range from three to five years. For the three and nine months ended September 30, 2000, amortization of goodwill and other intangible assets was $20.7 million and $44.2 million, respectively.

  Deferred Compensation

             Through September 30, 2000, we recorded a total of approximately $19.2 million of deferred compensation, with an unamortized balance of approximately $7.6 million on our September 30, 2000 consolidated balance sheet. This deferred compensation is the result of us granting stock options and other awards to our employees, certain of our directors, and certain contractors with exercise prices per share below the fair values per share at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option using a graded vesting method. Amortization of deferred compensation was $0.7 million for the three months ended September 30, 2000 and $1.0 million for the three months ended September 30, 1999. Amortization of deferred compensation was $2.6 million for the nine months ended September 30, 2000 and $3.9 million for the nine months ended September 30, 1999.

  Interest Income and Expense

             Interest income and expense, net consists primarily of interest income on our cash, cash equivalent and short term investment balances and interest expense associated with our debt. Net interest expense for the three and nine months ended September 30, 2000, was $16.2 million and $36.0 million, respectively. Net interest expense during this period consisted primarily of interest expense on the 1998 notes, the 1999 notes, the 2000 notes, and capital lease obligations partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes, the 1999 notes, and the 2000 notes. Net interest expense for the three and nine months ended September 30, 1999, was $7.3 million and $19.6 million, respectively. Net interest expense during this period consisted primarily of interest expense on the 1998 notes and capital lease obligations, partially offset by interest income earned primarily from the investment of the proceeds raised from the issuance of the 1998 notes. We expect net interest expense to increase significantly in future periods.

  Liquidity and Capital Resources

             Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $384.6 million for the nine months ended September 30, 2000, respectively. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be less in future periods while capital expenditures related to the addition of subscribers in existing regions will increase.

             From our inception through September 30, 2000, we financed our operations primarily through private placements of $10.6 million of equity securities, $129.3 million in net proceeds raised from the issuance of the 1998 notes, $150.2 million in net proceeds raised from our initial public offering, $60.0 million in net proceeds raised from strategic investors, $205.0 million in net proceeds raised from the issuance of the 1999 notes, $568.8 million in net proceeds raised from our public offering on November 3, 1999, $413.3 million in net proceeds from the issuance of the 2000 notes and $484.5 million in net proceeds from the issuance of the convertible notes in September 2000. As of September 30, 2000, we had an accumulated deficit of $679.7 million, and cash, cash equivalents, and short-term investments of $936.2 million. Subsequent to September 30, 2000, we received cash of $150.0 million in connection with our agreement with SBC to take a minority ownership position in us.

             Net cash used in our operating activities was $273.6 million for the nine months ended September 30, 2000. The net cash used for operating activities during this period was primarily due to net losses and increases in current assets, offset by non-cash expenses and increases in accounts payable and accrued liabilities.

             Net cash used in our investing activities was $92.2 million for the nine months ended September 30, 2000. The net cash used for investing activities during this period was primarily due to purchases of property and equipment, the acquisition of businesses and equity investments, and the net proceeds received from the sale of investments.

             Net cash provided by financing activities for the nine months ended September 30, 2000 was $912.6 million, which primarily related to the net proceeds of $413.3 million from the issuance of the 2000 notes with an aggregate principal amount of $425.0 million and $484.5 million from the issuance of the convertible notes with an aggregate principal amount of $500.0 million.

             We expect to experience substantial negative cash flow from operating activities and negative cash flow before financing activities for at least the next two years due to continued development, commercial deployment and expansion of our networks. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

  the number of regions entered, the timing of entry and services offered;
  network development schedules and associated costs;
  the rate at which customers and end-users purchase and pay for our services and the pricing of such services;
  the financial condition of our customers;
  the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;
  the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology;
  pending litigation;
  existing and future technology; and
  unanticipated opportunities.

             We will be required to raise additional capital, the timing and amount of which is uncertain. We expect to raise additional capital through debt or equity financings, depending on market conditions, to finance the continued development, commercial deployment and expansion of our networks and for funding operating losses or take advantage of unanticipated opportunities. We believe that current capital market conditions, particularly for our industry, reduce our ability to obtain such additional financing. In addition, the revenue recognition issues that we reported with our third quarter results, and the legal proceedings against us which followed the announcement of our earnings results for the third quarter, may make it more difficult for us to access capital markets. If we are unable to obtain required additional capital or are required to obtain it on terms less satisfactory than we desire, we may be required to delay the expansion of our business or take or forego actions, any or all of which could harm our business.

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

             We believe that our current cash, cash equivalents and short-term investments, including the proceeds received from our recently completed issuance of 6% convertible notes, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the first quarter of 2002.

  Forward-looking Statements

             The statements contained in this Report on Form 10-Q that are not historical facts are “forward- looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “ intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

  our plans to expand our existing networks or to commence service in new metropolitan statistical areas;
  estimates regarding the timing of launching our service in new metropolitan statistical areas;
  expectations regarding the time frames, rates, terms and conditions for implementing line sharing;
  expectations regarding the extent to which enterprise customers roll out our service;
  expectations regarding our relationships with our strategic partners and other potential third parties;
  expectations as to pricing for our services in the future;
  expectations as to the impact of our TeleSurfer service offerings on our margins;
  the possibility that we may obtain significantly increased sales volumes;
  the impact of our national advertising campaign on brand recognition and operating results;
  the plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;
  estimates of future operating results;
  plans to develop and commercialize value-added services;
  our anticipated capital expenditures and plans to raise additional capital;
  plans to enter into business arrangements with broadband-related service providers;
  expectations regarding the commencement of our voice service; and
  the effect of regulatory reform and regulatory litigation; and other statements contained in this Report regarding matters that are not historical facts.

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
  collect receivables from certain key customers.
  generate customer demand for our services in the particular regions where we plan to market services;
  successfully defend our company against certain pending litigation;
  retain end users that are serviced by delinquent ISPs;
  successfully reduce our operating costs and overhead in light of the financial circumstances of many of our ISPs while continuing to provide good customer service;
  successfully continue to increase the number of our business-grade lines;
  achieve favorable pricing for our services;
  respond to increasing competition;
  manage growth of our operations;

  access regions and negotiate suitable interconnection agreements with the traditional telephone companies, all in a timely manner, at reasonable costs and on satisfactory terms and conditions consistent with regulatory, legislative and judicial developments;
  successfully attract and retain management personnel; and
  implement new network capabilities and new service offerings.

             All written and oral forward-looking statements made in connection with this Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the risk factors listed above. For more information on these risk factors see the “Risk Factors” and other cautionary statements included in the Report on Form 10-K for the year ended December 31, 1999, in our registration statement on Form S-1/A filed August 23, 2000, as amended and supplemented (SEC file no. 333-38688), and in our registration statement on Form S-4/A filed August 30, 2000 (SEC file no. 333-43494). We disclaim any obligation to update information contained in any forward-looking statement.

Quantitative and Qualitative Disclosures about Market Risk

             Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investments portfolio or related income would not be materially impacted by either a 10% increase or decrease in interest rates due mainly to the short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness at September 30, 2000 including our 1998 notes, our 1999 notes, our 2000 notes, and our Convertible Notes is fixed-rate debt.

COVAD COMMUNICATIONS GROUP, INC.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

             Several of the Company’s shareholders have filed class action lawsuits against the Company, Robert E. Knowling, Jr., the Company’s former President and Chief Executive Officer and Mark Perry, the Company’s current Chief Financial Officer. These lawsuits were filed in the United States District Court for the Northern District of California. The complaints in these matters allege violations of federal securities laws on behalf of persons who purchased Covad securities, including those who purchased common stock and those who purchased Convertible Notes, during the period from September 7, 2000 to October 17, 2000. The relief sought includes monetary damages and equitable relief. In addition, one of the purchasers of the Convertible Notes has filed a complaint in the California Superior Court for the County of Santa Clara. This complaint alleges fraud and deceit, negligence and violations of state securities laws in connection with the Company’s sale of the Convertible Notes. The relief sought includes recission for its purchases of $46,250,000 of Convertible Notes and unspecified damages, including punitive damages. The plaintiff in this matter has also sought a writ of attachment for the full amount of its recission claim for its purchases of Convertible Notes. Although the Company believes that it has strong defenses to these lawsuits, the outcome of these litigation matters is inherently unpredictable and there is no guarantee the Company will prevail.

             A manufacturer of telecommunications hardware named COVID has filed a complaint against the Company in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. COVID is seeking an injunction to stop the Company from using the COVAD trademark, as well as an award of monetary damages. We do not believe that these claims have any merit, but the outcome of litigation is unpredictable and the Company cannot guarantee that it will prevail. An unfavorable outcome in any of these proceedings could have a material adverse effect on the Company.

Item 2.   Changes in Securities and Use of Proceeds

               None

Item 3.   Defaults upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               None

Item 6. Exhibits and Reports on Form 8-K

             a. Exhibits:

Exhibit Number	Description

2.1 (1)	Acquisition Agreement, dated as of September 8, 2000, among Covad Communications Group, Inc., Greenaway Holdings Ltd., Loop Holdings Europe AsP, Loop Telecom, S.A. and the shareholders of Loop Telecom, S.A.
2.2 (1)	Shareholders’ Agreement, dated as of September 12, 2000, among Loop Holdings Europe AsP, Loop Telecom, S.A., Covad Communications Group, Inc. and the other shareholders of Loop Telecom, S.A.
3.2 (2)	Bylaws, as currently in effect.
4.10 (4)	Indenture, dated as of September 25, 2000, between the Company and United States Trust Company of New York.
4.11 (4)	Specimen 6% Convertible Senior Note, incorporated by reference to Exhibit A included in Exhibit 4.11 above.
10.1 (4)	Resale Registration Rights Agreement, among the Company, Bear, Stearns & Co., Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and Goldman, Sachs & Co.
10.2 (3)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10.3 (3)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
27.1	Financial Data Schedule

______________

     (1)   Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 27, 2000.

     (2)   Incorporated by reference to Registrant’s Post Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on November 14, 2000

     (3)   Incorporated by reference to Registrant’s Registration Statement on Form S-4 filed on August 10, 2000.

     (4)   Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 27, 2000.

             b. Reports on Form 8-K

    On July 7, 2000, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the Company’s agreement to acquire BlueStar Communications Group, Inc.

    On August 9, 2000, the Company filed a current report on Form 8-K/A pursuant to Item 2 thereof, reporting the completion of the Company’s acquisition of Laser Link.Net, Inc. and attaching the Company’s unaudited pro forma condensed combined consolidated financial information.

    On September 12, 2000, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting a Stock Purchase Agreement and Resale and Marketing Agreement that the Company executed with SBC Communications, Inc.

    On September 27, 2000, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the completion of a private placement of $500 million five year 6% convertible senior notes.

    On September 27, 2000, the Company filed a current report on Form 8-K pursuant to Item 2 thereof, reporting the Company’s agreement to acquire Loop Holdings Europe APS.

    On October 5, 2000, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting the completion of the Company’s acquisition of BlueStar Communications Group, Inc.

    On October 11, 2000, the Company filed a current report on Form 8-K/A pursuant to Item 2 thereof, reporting the completion of the Company’s acquisition of BlueStar Communications Group, Inc.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.
Date: November 14, 2000	By:	/s/ Mark H. Perry

Mark H. Perry Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)