Form 10-K
period 2000-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2001-05-24
CIK 1043769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2000
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to

                        Commission file number 000-25271

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

                4250 Burton Drive, Santa Clara, California 95054
                                 (408) 987-1000
         (Address and telephone number of principal executive offices)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on May 18, 2001 as reported on the Nasdaq National Market, was approximately $155.4 million. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of May 18, 2001, there were 179,958,511 shares outstanding of the Registrant's Common Stock, including Class B Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

   The following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding our growth rates, cash needs, the adequacy of our cash reserves, relationships with customers and vendors, market opportunities, operating and capital expenses, expense reductions and operating results. Actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in "Part I. Item 1. Business--Risk Factors" and elsewhere in this Report.

   We disclaim any obligation to update information contained in any forward-looking statement. See "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

Overview

   We are a leading provider of broadband communications services, which we sell to businesses and consumers directly and indirectly through Internet service providers, enterprises, telecommunications carriers and other customers. These services include a range of high-speed, high-capacity Internet and network access services using digital subscriber line ("DSL") technology and related value-added services. We sell these services directly to business and consumer end-users through our sales force, telephone sales and our website. Internet service providers purchase our services in order to provide high-speed Internet access to their business and consumer end-users. Branded virtual service providers purchase turnkey broadband or dial-up services from us and sell these services to their existing customers or affiliate groups. Enterprise customers purchase our services directly or indirectly from us to provide their employees with high-speed remote access to the enterprise's local area network ("RLAN access"). Other telecommunications carriers purchase our services for resale to their Internet service provider affiliates, Internet users and enterprise customers.

   We believe we have the nation's largest DSL network that is not owned by a traditional telephone company, encompassing more than 1800 operational central offices and passing more than 40 million homes and businesses in 109 metropolitan statistical areas. As of March 31, 2001, we had 319,000 DSL based high-speed access lines in service and we had received orders for our services from more than 250 Internet service provider, enterprise, and telecommunications carrier customers, including AT&T Corporation, XO Communications (formerly NEXTLINK Communications, Inc. and Concentric Network Corporation), EarthLink, Inc., UUNET Technologies (a WorldCom company) and Speakeasy.net, a privately owned company. We also provide dial-up Internet access service to over 400,000 subscribers through our Covad Integrated Services subsidiary.

   We are also developing a variety of services that are enhanced or enabled by our network and we are entering into business arrangements with broadband-related service providers in order to bring a variety of value-added service offerings to our customers and their end-users.

Recent Developments

   In the course of preparing our financial statements for the year ended December 31, 2000, internal control weaknesses were discovered which have been exacerbated by our rapid growth. As a result, we have restated our unaudited interim financial statements for previously reported quarters in 2000. We also performed long-lived asset impairment tests and determined that our long-lived assets were impaired. These events caused us to delay the filing of this Form 10-K until after the time permitted by the SEC's rules. Due to the management resources devoted to the preparation of this Form 10-K and because we did not have our year end financial results for 2000, we also did not file our Form 10-Q for the quarter ended March 31, 2001 within the time permitted by the SEC's rules. We have received a notice of delisting from Nasdaq because of the late filing of this Form 10-K. Nasdaq has scheduled a delisting hearing on May 24, 2001 to address this failure to comply with Nasdaq's marketplace rules. Our failure to file timely this Form 10-K, the 2001 first quarter Form 10-Q, or other reasons (such as the failure to satisfy the minimum stockholders' equity requirement for continued Nasdaq National Market listing) may result in our stock being delisted from the Nasdaq National Market after the May 24, 2001 hearing.

   As a result of our recurring operating losses, negative cash flows, negative stockholders' equity, combined with litigation against us by some of our noteholders which seeks, among other remedies, rescission of their note purchases, there is substantial doubt about our ability to continue as a going concern unless we can obtain additional financing.

   Please see "Part I. Item 1. Business--Risk Factors", "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 8. Financial Statements and Supplementary Data" for a more detailed discussion of these matters.

Industry Background

 Growing Market Demand for Broadband Communications and Bandwidth Services

   High-speed connectivity has become important to small- and medium-sized businesses and consumers due to the dramatic increase in Internet usage. This has resulted in both the need to improve the efficiency of the time spent on-line as well as the desire to have quick access to higher quality, graphics-intensive on-line services and documents. According to industry experts, the number of digital subscriber lines is expected to expand from 2.3 million lines at year-end 2000 to over 25.8 million lines by 2004, with the majority of this growth occurring in the residential sector.

   As use of the Internet, intranets and extranets increase, we expect the market size for both small- and medium-sized business access, consumer Internet, RLAN access and virtual private networks to continue to grow rapidly causing the demand for broadband communications services to also grow rapidly. The full potential of Internet and local area network applications, however, cannot be realized without removing the performance bottlenecks of the existing public switched telephone network. Over the last ten years, increases in telecommunications bandwidth have significantly lagged improvements in microprocessor performance, and most Internet users can only connect to the Internet or their corporate local area network by low-speed analog telephone lines.

   Higher speed connections are available, however, including:

  . Integrated Services Digital Networks ("ISDN")--An ISDN line transmits digital signals over ordinary analog lines and is capable of carrying data at speeds up to 128 kilobits per second.

  . T1 and Fractional T1 Lines--T1 and Fractional T1 Lines are telephone industry terms for specialized digital transmission links with a capacity of 1.544 megabits per second or portions thereof.

  . Frame-Relay Circuits--A frame-relay circuit is a high-speed packet-switched data communications protocol used across the interface between user devices (such as hosts and routers) and network equipment (such as switching nodes) at speeds up to 45 megabits per second in the United States.

  . Cable Modems--Cable modems provide Internet access over hybrid fiber-coaxial cable at downstream speeds up to 10 megabits per second.

While these services have recently experienced dramatic growth in the United States, they are frequently expensive, complex to order, install and maintain and, in some cases, not as widely available as DSL technology.

 Emergence of DSL Technology

   DSL technology first emerged in the 1990's and is commercially available today to address performance bottlenecks of the public switched telephone network. DSL equipment, when deployed at each end of standard copper telephone lines, increases the data carrying capacity of copper telephone lines from analog modem speeds of 56.6 kilobits per second (for the fastest consumer modems) and ISDN speeds of 128 kilobits per second to DSL speeds of up to 8 megabits per second downstream and 1.5 megabits per second upstream depending on the length and condition of the copper line. Recent advances in semiconductor technology, digital signal processing algorithms as well as falling equipment prices have made the widespread deployment of DSL technology more economical. We anticipate that equipment prices will continue to fall as a result of continued advances in semiconductor technologies and increases in equipment production volumes.

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

 Impact of Regulatory Developments

   The passage of the 1996 Telecommunications Act created a legal framework for competitive telecommunications companies to provide local, analog and digital communications services in competition with the traditional telephone companies. The 1996 Telecommunications Act eliminated a substantial barrier to entry for competitive telecommunications companies by enabling them to leverage the existing infrastructure built by the traditional telephone companies rather than constructing a competing infrastructure at significant cost. The 1996 Telecommunications Act requires traditional telephone companies, among other things, to:

  . allow competitive telecommunications companies to lease telephone wires on a line-by-line basis;

  . provide central office space for the competitive telecommunications companies' DSL and other equipment required to connect to leased telephone lines;

  . lease access on traditional telephone companies' inter-central office fiber backbone to link the competitive telecommunications companies' equipment; and

  . allow competitive telecommunications companies to electronically connect into traditional telephone companies' operational support systems to place orders and access their databases.

   In particular, the 1996 Telecommunications Act, as interpreted by the Federal Communications Commissions ("FCC"), emphasizes the need for competition-driven innovations in the deployment of advanced telecommunications services, such as DSL services.

Our Competitive Strengths

   We were formed to capitalize on the substantial business opportunity created by the growing demand for broadband Internet and network access, the commercial availability of low-cost DSL technology and the passage of the 1996 Telecommunications Act. Key aspects of our solution to provide broadband communications services include:

  . an attractive value proposition that provides superior two-way high-speed business and consumer grade connections at similar or lower prices than the alternative high-speed technologies currently available to customers;

  . a nationwide network service delivery capability that covers about 45% of all homes and businesses in the United States with significant line installations to date;

  . a variety of channels such as Internet service providers, telecommunications resellers and other third party resellers through direct sales, including telesales, websales and third party referral services and national brand entities;

  . a mix of high-margin business end-users along with lower-margin consumer end-users;

  . a widely available, continuously connected, relatively secure network that facilitates deployment of Internet and intranet applications; and

  . a management team experienced in the data communications, telecommunications and personal computer industries.

   Attractive Value Proposition. We offer higher bandwidth digital connections than some alternative services, our services do not vary with usage and our services are offered at similar or lower prices than similar alternative services. For business Internet users, our high-end services offer two-way bandwidth comparable to that offered by T1 and frame-relay circuits at approximately 50% of the cost. For the RLAN market, our mid-range services are three to six times the speed of ISDN lines and up to ten times the speed of the fastest consumer analog modems at monthly rates similar to or lower than those for heavily used ISDN lines. We believe that many of our enterprise customers can justify deploying our lines to their employees if their productivity improves by only a few hours per month based on increases in the number of hours worked and decreases in commute time and time spent waiting for information. For consumer Internet users, our Internet service provider customers resell our services at prices comparable to current cable modem services. Unlike cable modems, however, where multiple users share a single coaxial cable, our service provides a dedicated, robust, two-way connection from and to each end-user's home or business to and from our network. We believe our dedicated high-speed, two-way connection provides a superior end-user experience.

   We have leveraged our first-mover advantage to deploy a large nationwide network and grow our number of lines installed. We were the first to widely roll out DSL services on a commercial basis, making DSL service available for purchase in the San Francisco Bay Area in December 1997. We believe that we have leveraged our first-mover advantage to rapidly expand our network into our targeted metropolitan regions across the United States. We believe that our more than 1,800 central offices give us one of the nation's largest DSL networks, passing over more than 40 million homes and businesses. We have also developed proprietary operational support systems (OSS) software and procedures to allow us to rapidly add subscribers to our network. As of March 31, 2001, we had 319,000 lines in service nationwide and we have demonstrated the capacity to add over 1,000 subscribers per day to our network using our OSS tools.

   A wide-variety of channels to reach end-users. We have leveraged the brands, sales and marketing and operational capabilities, and existing end-users of major and startup Internet service providers and telecommunications carriers in order to quickly generate demand for our services. In addition, we are increasingly using our own direct sales force, telesales, websales and third party referral services to generate end-user orders for our services in certain markets. We are also now seeking to leverage the brand names of significant companies using our suite of DSL, Internet service providers and credit card billing services. We believe our broad approach to generate end-user demand for our services is one of our key competitive strengths.

   A mix of high-margin business end-users and lower-margin consumer end-users. Unlike our cable modem service competitors and our traditional local telephone company competitors, we have historically targeted and continue to target small business end-users who are willing to pay significantly higher prices for our services than consumer end-users. Because our business end-user base is a very significant proportion of our total end-user base (approximately 50% of our installed lines as of March 31, 2001), we believe our services obtain a significantly higher average sales price per end-user than our larger competitors. We have been successful in penetrating a significant portion of the small business market in many of the cities in which we offer our services. By also offering lower prices targeted at higher volume, lower-margin consumer end-users, we also believe that we will obtain the necessary economies of scale in reducing our average per unit costs of providing our services. We therefore believe our mix of business and consumer end-users is one of our competitive strengths.

   Widely available, always-connected relatively secure network. Our strategy of providing comprehensive coverage in each region we serve is designed to ensure that our services are available to the vast majority of our customers' end-users. Our network provides 24-hour, always-on connectivity, unlike ISDN lines and analog modems which require customers to dial-up each time for Internet or RLAN access. Also, because we use dedicated connections from each end-user to our network, our customers can reduce the risk of unauthorized access relative to other shared forms of broadband access, such as cable modems. These factors are important to our customers because any Internet service they market to their end-users must actually be available for them to purchase and be secure enough to not risk their own reputation or business with any security lapses.

   Experienced management team. Our management team includes individuals with extensive experience in the data communications, telecommunications and personal computer industries, including Frank J. Marshall, Interim Chief Executive Officer and Director (former Vice President at Cisco Systems); Charles McMinn, Chairman of the Board of Directors (Covad founder and former Chief Executive Officer of Certive Corporation); Mark H. Perry, Executive Vice President and Chief Financial Officer (former Corporate Vice President Operations, Finance & Administration of U S WEST Communications, Inc.); Catherine Hemmer, Executive Vice President and Chief Operations Officer (former Vice President, Network Reliability and Operations at U S WEST Communications, Inc., former General Manager, Network Provisioning at Ameritech Corporation and former Vice President, Network Services at MFS); Anjali Joshi, Executive Vice President, Engineering (former Program Manager at AT&T Corp.); Dhruv Khanna, Executive Vice President, Human Resources, General Counsel and Secretary (Covad founder and former in-house counsel for Intel Corporation's communications products division); John McDevitt, Executive Vice President, Sales and Marketing (former Vice President of Sales and Marketing at Danly IEM and former Business Director at Praxair, Inc.); and Terry Moya, Executive Vice President, External Affairs and Corporate Development (former Vice President & Chief Financial Officer, Capital Management, Network Operations and Technologies at U S WEST Communications, Inc.).

Business Strategy

   Our objective is to become the leading nationwide provider of broadband services and a supplier of a critical element in the proliferation of e-commerce and other applications that are enabled or enhanced by broadband communications. The key elements of our strategy to achieve this objective are as follows:

   Drive our business toward profitability and positive cash flow. In response to the significant changes in the financial markets at the end of 2000, we have adapted our business plan to reduce our costs and drive for earlier profitability with less capital. Specific steps we have taken in this regard include:

  . raising revenue per line by reducing rebates and other incentives that we provide to our Internet service provider customers and correspondingly reducing our new line addition plans for 2001 to increase margins and reduce subscriber payback times;

  . closing approximately 200 underproductive or not fully built out central offices and holding the size of our network at approximately 1,800 central offices, which will significantly reduce our capital expenditures and operating expenses;

  . reducing our workforce by approximately 800 employees and contractors, which represents approximately 25% of our workforce;

  . closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia, Santa Clara, California and Denver, Colorado;

  . downsizing our international operations and discontinuing our plans to fund additional international expansion (but we will continue to manage our current international investments);

  . enhancing productivity in our operations to increase customer satisfaction while reducing costs;

  . restructuring BlueStar Communications Group, our subsidiary, to streamline our direct sales and marketing channel and supplement it with telephone sales and sales through our website; and

  . evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising expenses.

   Roll out service in our targeted metropolitan statistical areas. As of March 31, 2001 our network was operational in 109 of the top metropolitan statistical areas nationwide, passing 40% of all homes and 45% of all businesses in the United States. We plan on holding our network size at substantially these levels in the near term while we focus on adding subscribers in these markets.

   Establish and maintain sales and marketing relationships with leading Internet service providers, telecommunications carriers and other DSL resellers to drive subscriber additions. We principally target Internet service providers, telecommunications carriers and other DSL resellers that can offer their end-users cost and performance advantages for Internet access using our services. We primarily provide connections to Internet service providers, which then offer high-speed Internet access using our network. In other cases, we provide wholesale DSL and Internet access services for resale by our customers. In this way we:

  . carry the traffic of multiple Internet service providers, telecommunications carriers and other customers in any region, increasing our volume and reducing our costs;

  . leverage our selling efforts through the sales and support staff of these Internet service providers, telecommunications carriers and other customers;

  . offer Internet service providers, telecommunications carriers and other customers an alternative, since traditional telephone companies typically provide their own retail Internet access services in competition with our customers; and

  . provide Internet service providers, telecommunications carriers and other customers a high-speed service offering to compete with cable-based Internet access.

   Sell directly to selected business and consumer end-users. We also provide high-speed access, Internet access, web hosting, electronic mail, and remote private networks directly to business and consumer end-users. We started selling directly to business end-users upon the closing of the BlueStar Communications Group, Inc. ("Blue Star") acquisition in September of 2000. Our strategy is to initially sell in our underutilized markets, utilizing a combination of direct salespeople, telesales, websales and third-party referrals. We may expand our direct sales, telesales, and co-branded sales efforts into other markets over time.

   Develop and commercialize value-added services. We intend to introduce value-added services to our customers and leverage the value of the network access we offer today. Offering services such as voice over DSL, DSL plus Internet Protocol (DSL + IP), Private Networking and our Virtual Internet Service Provider (VISP) and Virtual Broadband Service Provider (VBSP) offerings will allow us to bundle service offerings to our customers and increase the number of channels through which we sell our services. We believe this is an important part of our strategy and will allow us to build upon our success in adding and retaining subscribers. We have announced agreements to sell a complete Internet service provider solution through Avon Products, Compaq Computer Corporation and Sony Electronics.

   Acquire and enter into business arrangements with network and broadband-related service providers. We believe that the pace of deployment of our network can be increased by acquiring and entering into business arrangements with other network service providers. We also believe our network deployment will enable the delivery of a variety of broadband-related services and content that are desired by our customers. We expect to make these services available to our customers through acquiring and entering into business arrangements with leading providers of broadband-related services or content. For example, in 2000 we acquired Laser Link.Net, Inc. ("Laser Link") and BlueStar Communications Group, Inc. ("BlueStar"). The acquisition of Laser Link allows us to better provide DSL and IP services on a wholesale and direct basis. It will also enable us to serve customers with established brand names who do not wish to run their own Internet access facilities. Likewise, our acquisition of BlueStar has expanded our selling capabilities in smaller cities and rural areas, increased our distribution methods and will improve our ability to deliver enhanced broadband solutions to small businesses.

   Take advantage of new regulatory developments. In late 1999, the FCC required the major local phone companies to provide us, and other competitive local carriers, with "line sharing." This allows us to provide our services over the same telephone wire used by the traditional telephone companies to provide analog voice services. In addition, some of the conditions adopted by the FCC in October 1999 in connection with the SBC Communications, Inc./Ameritech Corp. merger also contain provisions for line sharing and provide for reductions in costs for telephone wires in certain circumstances. Beginning in 2000, we started to provision new orders for our consumer-grade services over line-shared telephone wires. Asymmetric DSL and standard telephone service can exist on a single line and most, if not all, of the traditional telephone companies provision their own asymmetric services on the same line as existing voice services. Now, almost all of our consumer orders are provisioned over line shared lines. As of March 31, 2001, we had provisioned over 48,000 line-shared lines.

   We see line sharing as an important opportunity for us for four reasons. First, line sharing significantly reduces the monthly recurring charges we incur for telephone loops. Second, line sharing reduces the time it takes traditional telephone companies to deliver telephone loops because the telephone loop will already exist. Third, line sharing helps resolve lack of telephone loop availability problems that we have encountered when ordering telephone loops in some areas of the country. And fourth, line sharing has enabled us to offer self-installation, which reduces our costs and should improve the end-user installation experience.

   We have started implementing line sharing in almost all of our serviced states and we have entered into line sharing agreements with all major traditional local telephone companies.

Our Service Offerings

   We offer six business-grade services under the TeleSpeed brand and two consumer-grade service offerings called TeleSurfer and TeleSurfer Pro to connect end-users to our network. In March 2000, we introduced three new services--DSL+IP, VISP and VBSP. We also offer business consumers private networking technology over our network. In addition, Internet service provider and enterprise customers may purchase backhaul services from us to connect their facilities to our network.

 TeleSpeed Services

   Our TeleSpeed services connect individual end-users on previously unused conventional telephone wires to our DSL equipment in their serving central office and from there to our network serving that metropolitan statistical area.

   The particular TeleSpeed service available to an end-user depends in large part on the end-user's distance to their respective central office. We believe that substantially all, if not all, of our potential end-users in our target markets generally can be served with one of our services. The specific number of potential end-users who qualify for the higher speeds will vary by central office and by region and will be affected by line quality. The chart below compares the performance and markets for each of our intraregional end-user services:

                              Maximum   Maximum
                              Speed To Speed From Range*
   Intraregional Services     End-User  End-User  (Feet)      Market Usage
   ----------------------     -------- ---------- ------      ------------
   TeleSpeed 144............. 144 Kbps  144 Kbps  35,000 ISDN replacement
   TeleSpeed 192............. 192 Kbps  192 Kbps  15,000 Business Internet, RLAN
   TeleSpeed 384............. 384 Kbps  384 Kbps  15,000 Business Internet, RLAN
   TeleSpeed 768............. 768 Kbps  768 Kbps  13,000 Business Internet
   TeleSpeed 1.1............. 1.1 Mbps  1.1 Mbps  12,000 Business Internet
   TeleSpeed 1.5S............ 1.5 Mbps  1.5 Mbps   7,000 T-1 Equivalent

--------
* Estimated maximum distance from the end-user to the central office.

   Prices for our end-user services may vary depending upon the performance level of the service. For example, our TeleSpeed 144 and 192 services are our lowest priced end-user services and our TeleSpeed 1.1 and 1.5 services are our highest priced end-user services. Our prices also vary for high volume customers that are eligible for volume discounts. See "Item 1. Business--Risk Factors--We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow" for a discussion of some of the risks associated with our ability to sustain current price levels in the future.

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

   TeleSpeed 192. This service provides one-and-a-half to three times the performance of ISDN lines at similar or lower price points to heavily-used ISDN lines.

   TeleSpeed 384. This service provides three to six times the performance of ISDN lines at similar price points to heavily-used ISDN lines.

   TeleSpeed 768. This service provides one-half the bandwidth of a T1 data circuit at substantially less than one-half of the monthly price that we estimate is typical for T1 service. The target market for the TeleSpeed 768 service is small businesses needing moderate speed access to the Internet but who have previously been unable to afford the price of such a service. The service also competes favorably from a price/performance standpoint with traditional fractional T1 and frame-relay services for these same customers.

   TeleSpeed 1.1. This service provides over two-thirds the bandwidth of a T1 data circuit at less than one-half of the monthly price that we estimate is typical for T1 service. The target market for the TeleSpeed 1.1 service is small businesses needing T1-level access to the Internet but which are unable to afford the price of such a service. The service also competes favorably from a price/performance stand point with traditional fractional T1 and frame-relay services for these same customers.

   TeleSpeed 1.5S. This service provides bandwidth comparable to a T1 data circuit at less than one-half of the monthly price that we estimate is typical for T1 service. The service also provides the highest performance of any TeleSpeed service to stream video or other multimedia content to end-user locations.

   TeleSpeed Remote. TeleSpeed Remote provides high-speed network access for end-users to their corporate networks. This service is targeted at businesses that want high-speed remote office connections at a lower cost than ISDN or frame-relay services. For example, this service can provide a corporation's employees located in Boston with high-speed access to their corporate network located in San Francisco.

 TeleSurfer Services

                                         Maximum   Maximum
                                         Speed To Speed From Range*
   Intraregional Services                End-User  End-User  (Feet) Market/Usage
   ----------------------                -------- ---------- ------ ------------
   TeleSurfer ADSL...................... 608 Kbps  128 Kbps  15,000   Consumer
   TeleSurfer Pro ADSL.................. 1.5 Mbps  384 Kbps  15,000   Consumer

--------
* Estimated maximum distance from the end-user to the central office.

   TeleSurfer ADSL. This consumer-grade service is an asymmetric service, offering up to 608 kilobits per second downstream and up to 128 kilobits per second upstream. This service is our base consumer service. The target market for this service is consumers using either dial-up analog or ISDN connections for web access.

   TeleSurfer Pro ADSL. This is a premium consumer-grade asymmetric service, offering up to 1.5 megabits per second downstream and up to 384 kilobits per second upstream. The target market for this service is consumers using analog or ISDN connections for web access.

 DSL + IP

   This service currently bundles Internet protocol services with our TeleSpeed and TeleSurfer services. The additional Internet protocol services include end-user authentication, authorization and accounting, Internet protocol address assignment and management, domain name service and Internet protocol routing and connectivity.

 VISP/VBSP

   This service provides a complete dial-up (VISP) and broadband (VBSP) solution for organizations and businesses that want to offer Internet services to their customers without having to develop their own Internet capabilities. We provide Internet services to end-users under the brand name of our customer or co-branded with COVAD.net. These Internet services are a turnkey solution that includes dial-up and broadband access, registration, connection and Internet software, web sites, network authentication, electronic mail, billing and reporting, news, web-space and end-user service and technical support.

 Private Networking Over DSL

   We currently offer private networking services, which are primarily sold through our direct sales channel. This service uses the public Internet backbone or a private data network, combined with DSL connections, as a channel for sharing information and applications within a closed circle of users in different locations.

 Other Services

   We also provide a DS3 backhaul service from our regional network to an Internet service provider or enterprise customer site. This service aggregates all individual end-users in a metropolitan statistical area and transmits the packet information to the customer on a single high-speed line. The service utilizes an asynchronous transfer mode (ATM) protocol that efficiently handles the high data rates involved and operates at up to 45 megabits per second. In addition to monthly service charges, we impose non-recurring order set-up charges for Internet service provider and RLAN end-users for our TeleSpeed, TeleSurfer, and DS3 backhaul services. Customers must also purchase a DSL modem from us or a third party for each end-user of our services. Certain of our customers also purchase inside wiring and professional installation services from us.

Customers

   We offer our services to Internet service providers, telecommunications carriers, branded virtual service providers, enterprises and other DSL resellers as well as directly to end-users. As of March 31, 2001, we had more than 319,000 lines in service and we had received orders for our services from more than 250 Internet service provider, enterprise and telecommunications carrier customers. The following is a list of selected Internet service provider, telecommunications carrier, enterprise and other customers:

Selected Internet Service                                   Selected Telecommunications
Provider Customers            Selected Branded VSPs         Carriers
-------------------------     ---------------------         ---------------------------
EarthLink, Inc.               Avon Products                 AT&T Corporation
UUNET Technologies            Sony Corp.                    Qwest Communications
Speakeasy.net                 Compaq Computer Corp.          International, Inc.
XO Communications                                           SBC Communications, Inc.

   Our agreements with Internet service providers and other DSL resellers generally have terms of one year and are nonexclusive. We do not require Internet service providers to generate a minimum number of end-users and generally grant volume discounts based on subscribers volume. We serve Internet service providers who provide their own Internet access service and have started serving Internet service providers who choose to obtain access to the Internet through us. In both cases, the Internet service providers purchase our services on a wholesale basis and sell such services under their own brand.

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

   Our initial practice with respect to our enterprise customers was to sell our RLAN service directly to enterprise customers for use by their employees. Now, our enterprise customers are choosing to purchase our services directly from us, but also indirectly from our Internet service provider or telecommunications service provider customers.

   In addition, we have begun selling our services directly to end-users in certain markets also by using a direct sales force, telesales, websales and a variety of third-parties as referral resources to whom we pay a one-time commission for the referral.

   We have recently started to sign agreements with branded virtual service providers. In these agreements a company with a recognized brand would utilize Covad as the underlying Internet service provider by which it may provide service to an existing base of customers who are potential purchasers of high-speed Internet service. We expect that the rollout of these services will require several months of work before they are marketed and sold to the branded company's incumbent customer base.

   During the second half of the calendar year 2000, EarthLink became our largest customer based on lines ordered. EarthLink primarily sells our consumer-oriented TeleSurfer and TeleSurfer Pro services, and is also a significant reseller of our business-oriented TeleSpeed services.

   We stopped recognizing revenue for several of our Internet service provider customers in the third and fourth quarters of 2000 and the first quarter of 2001 because we could no longer be reasonably assured of payment from these customers. If a customer cannot provide us with reasonable assurance of payment, then we only recognize revenue when the customer actually pays for our services and after the collection of all previous accounts receivable balances. As of April 30, 2001, we estimate that the number of our lines that remain in service with Internet service provider customers for which we only recognize revenue when the customer pays for our services is approximately 51,000 lines, excluding lines that are in the process of being disconnected. Based upon our experience to this point, we expect that approximately 50% of the lines that are with these customers will be restored to ordinary revenue recognition status and the remainder will be disconnected.

   Some of these Internet service provider customers, including Flashcom, Inc., Fastpoint Communications, Inc., Zyan Communications and Relay Point, Inc., have filed for bankruptcy protection. It is likely that these bankruptcies will impair our ability to collect the amounts owed to us and constrain our ability to migrate these lines to other Internet service provider customers or to our own network. We have been required to continue to provide services to these Internet service providers during the pendancy of the bankruptcy proceedings. The bankruptcy court ordered Zyan Communications to prepay us for our future services on a weekly basis beginning in January 2001 and Zyan made those payments until March, 2001. For four of these Internet service providers in bankruptcy proceedings, we have received bankruptcy court approval to solicit their end-users and attempt to move them to another one of our Internet service providers or to our own service.

Sales and Marketing

   Business and Consumer Internet. For the business and consumer Internet access markets, we sell our service to Internet service providers, telecommunications carriers and others. These customers can either combine our lines with their Internet access services or purchase wholesale Internet access services from us and resell the combination to their existing and new end-users. We address these markets through sales and marketing personnel dedicated to the Internet service provider sales channel. We supplement our sales efforts to Internet service providers through training programs and marketing programs that include promotions and sales incentives designed to encourage the Internet service providers to sell our services instead of those of our competitors.

   Third-Party Relationships. A key element of our strategy is to enter into relationships with leading telecommunications companies, including competitive telecommunications carriers and interexchange carriers, pursuant to which those companies resell our TeleSpeed and TeleSurfer services to their customers. For example, we have entered into a commercial agreement with XO Communications providing for the purchase and resale of our services, primarily to their small business and enterprise customers. We believe that these indirect sales channels will enable us to penetrate our target markets more rapidly and eventually will generate the majority of sales of our services.

   Branding and Marketing Programs. In October 1999 we commenced a branding and advertising effort to educate the market about our broadband service offerings and increase recognition of our brand. This program, which uses print and radio advertising on both a national and regional basis, is intended to inform the market about the availability of our service, differentiate the products and services offered by us and simplify the process through which these products and services are ordered.

   We are also pursuing several types of joint marketing arrangements with our Internet service provider, telecommunications carrier customers and other DSL resellers. We also support our sales efforts with marketing efforts that include advertising programs through radio and other popular media, attendance at trade shows and presentations at industry conferences. See "Item 1. Business--Risk Factors--Our business will suffer in a variety of ways unless financial market conditions improve."

   Direct Sales. We have historically marketed our RLAN services to businesses through a direct sales force, augmented by marketing programs with value-added resellers and interexchange carriers. In addition, we are increasingly using our own direct sales force, telesales, web sales and third-party referral resources to generate end-user orders in certain markets. We have augmented our sales efforts to RLAN customers through partnerships with value-added resellers, including systems integrators that can offer our TeleSpeed service as part of a complete work-at-home solution to businesses. We are also now seeking to leverage the brand names of significant companies using our suite of DSL, Internet service provider and credit card billing services.

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

  .  end-user premise wiring and DSL modem configuration;

  .  ongoing network monitoring and customer reporting;

  .  customer service and technical support; and

  . operational support systems that reduce costs and improve performance for us and our customers.

   Extending Our Network to Customers and End-Users. We work with our Internet service provider, enterprise, telecommunications carrier and other customers to extend our network to each customer premise and each end-user premise by ordering circuits from the traditional telephone company or a competitive telecommunications company, interconnecting the customers and end-users to our network, testing the circuits, configuring customer routers or switches and end-user routers and monitoring the circuits from our network operations center.

   End-User Premises Wiring, DSL Modem Configuration and Self-Installs. We use our own and subcontracted field service crews and trucks to perform any required inside wiring and to configure DSL modems at each end-user site. We also provide self-install kits for end-users and permit our resellers to provide their own self-install kits to end-users.

   Network Monitoring. We monitor our network from our network operations centers in order to identify and correct network problems. We have also extended some of our network monitoring capabilities to our Internet service provider, enterprise and telecommunications carrier customers so that they can directly monitor their end-users for greater operational efficiency.

   Customer Reporting. We communicate regularly with our customers about the status of their end-users. We also operate a toll-free customer care help-line. Additionally, we provide web-based tools to allow individual Internet service providers and enterprise information technology managers and telecommunications carriers to monitor their end-users directly, to place orders for new end-users, to enter trouble tickets on end-user lines and to communicate with us on an ongoing basis.

   Customer Service and Technical Support. We provide 24x7 on-line support to our Internet service provider customers and enterprise information technology managers. The Internet service provider and information technology manager and telecommunications carriers serve as the initial contact for service and technical support, and we provide the second level of support. For customers using our VBSP offering, we provide the first level of support for their end-users.

   Operational Support System. We have developed what we believe to be the industry-leading operational support system for DSL networks. Our operational support system is based on web interfaces and is highly automated. These features are intended to and should allow us to scale our businesses rapidly because they eliminate many manual processes such as line testing, network path configuration, equipment configuration, order taking and verification and billing.

Network Architecture And Technology

   We designed our network to provide the following attributes which we believe are important requirements for our existing and potential customers:

   Consistent and Scalable Performance. We believe that eventually public packet networks will evolve to replace the over 40 million analog modems currently connected to circuit switched networks that have been deployed in the United States. As such, we designed our network for scalability and consistent performance to all users as the network grows. We have designed a "star topology" network similar to the most popular local area network architecture currently used in high-performance enterprise networks. In this model, new capacity is added automatically as each new user receives a new line.

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

   Flexibility. We have designed our network to be flexible in handling various types of network traffic, starting with data, but extending to voice and video information in the future. This flexibility will allow us to directly offer, or enter into arrangements with other entities to offer, not only value-added services such as voice over DSL, but also control the prioritization of content delivery within our national network.

   The primary components of our network are the network operations center, our high-speed private metropolitan networks, central office spaces, including digital subscriber line access multiplexers (DSLAMs), copper telephone lines and DSL modems.

   Network Operations Centers. Our entire network is managed from two network operations centers. We provide end-to-end network management using advanced network management tools on a 24x7 basis, which enhances our ability to address performance or connectivity issues before they affect the end-user experience. From the network operations centers, we can monitor the equipment and circuits in each metropolitan network (including the asynchronous transfer mode equipment), each central office (including DSLAMs) and potentially individual end-user lines (including the DSL modems). One network operations center is located in the San Francisco Bay Area and the second network operations center is in Manassas, Virginia.

   Nationwide Broadband Access and Internet Connectivity. We link each of our metropolitan areas together with our leased high speed private backbone network connections. We also provide multiple points of presence (POPs) in order to increase the performance and decrease the latency of connections to the Internet for our customers. Many of our customers choose to use our network, rather than developing their own national backbone.

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

   Central Office Spaces. Through our interconnection agreements with the traditional telephone companies, we have secured space in every central office where we offer service. These central office spaces are designed to offer the same high reliability and availability standards as the traditional telephone company's other central office space. We require access to these spaces for our equipment and for persons employed by or under contract with us. We place DSLAMs in our central office spaces to provide the high-speed DSL signals on each copper line to our end-users. As of March 31, 2001, we had more than 1,800 operational central offices.

   Telephone Wires. We lease the telephone wires running to end-users from the traditional telephone companies under terms specified in our interconnection agreements. We lease lines that, in numerous cases, must be specially conditioned by the traditional telephone companies to carry digital signals, usually at an additional charge relative to that for voice grade telephone wires. We also provide some of our services over telephone wires that already carry the voice service of a traditional telephone company.

   DSL Modems and On-Site Connection. We buy our DSL modems from our suppliers for resale to our Internet service provider or enterprise customers for use by their end-users. We configure and install these modems along with any required on-site wiring needed to connect the modem to the copper line leased from the traditional telephone company. DSL modems are also included in self-installation kits provided by us or our resellers, and shipped to end-users to do their own installation.

   Ongoing Network Development. Our ongoing service development and engineering efforts focus on the design and development of new technologies and services to increase the speed, efficiency, reliability and security of our network and to facilitate the development of network applications by third parties that will increase the use of our network.

Competition

   The markets for business and consumer Internet access and network access services are intensely competitive. We expect that these markets will become increasingly competitive in the future. The principal bases of competition in our markets include:

  .  price/performance;

  .  breadth of service availability;

  .  reliability of service;

  .  network security;

  .  ease of access and use;

  .  service bundling;

  .  content bundling;

  .  customer support;

  .  brand recognition;

  .  operating scale and cost efficiency;

  .  operating experience;

  .  relationships with Internet service providers and other third parties;
     and

  .  capital resources.

   We face competition from traditional telephone companies, cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers.

   Traditional Telephone Companies. All of the largest traditional telephone companies in our target markets offer DSL services. As a result, the traditional telephone companies represent strong competition in all of our target service areas, and we expect this competition to intensify. The traditional telephone companies have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, own the telephone wires themselves and can bundle digital data services with their existing voice services to achieve economies of scale in serving their customers. Certain of the traditional telephone companies are aggressively pricing their consumer DSL services as low as $30 per month, placing pricing pressure on our TeleSurfer services. In recent months, some of the traditional telephone companies have increased their retail consumer DSL prices by approximately 25%. They have not, however, increased their wholesale prices to major Internet service providers and therefore continue to under-price our services. The traditional telephone companies are also in a position to offer service from central offices where we are unable to secure space because of asserted or actual space restrictions.

   Cable Modem Service Providers. Cable modem service providers such as AT&T, Excite@Home, Cox, AOL Time Warner, Road Runner and Charter are deploying high-speed Internet access services over hybrid fiber-coaxial cable networks. Hybrid fiber-coaxial cable is a combination of fiber optic and coaxial cable and has become the primary architecture utilized by cable operators in recent and ongoing upgrades of their systems. Where deployed, these networks provide similar and in some cases higher-speed Internet access than we provide. They also offer these services at lower price points than our TeleSurfer services. We believe the cable modem service providers face a number of challenges that providers of DSL services do not face. For example, different regions within a metropolitan statistical area may be served by different cable modem service providers, making it more difficult to offer the blanket coverage required by potential customers. Also, much of the current cable infrastructure in the United States must be upgraded to support cable modems, a process which we believe is significantly more expensive and time-consuming than the deployment of DSL-based networks. Further, unlike DSL networks, cable networks typically do not serve business areas. Therefore, we do not view cable modem service providers as significant competition in the business market segment.

   Competitive Telecommunications Companies. Many competitive telecommunications companies such as Rhythms NetConnections, DSL.net, Inc., Mpower.com Inc. and New Edge Networks Inc. offer high-speed digital services using a business strategy similar to ours. Some of these competitors have begun offering DSL-based access services and others are likely to do so in the future. Companies such as XO Communications and Allegiance have extensive fiber networks in many metropolitan areas, primarily providing high-speed digital and voice circuits to large corporations and have also begun to deploy DSL equipment and provide DSL-based services. They also have interconnection agreements with the traditional telephone companies pursuant to which they have acquired central office space in many markets targeted by us. Further, some of our resellers (such as XO Communications and Qwest) have either made investments in our competitors or are deploying their own DSL capabilities.

   In addition, our DSL competitors may be acquired in whole or in part by one or more of our established customers or another entity on highly favorable terms because of the currently low market values of companies in this sector or because they are in bankruptcy. In such instances, we could lose one or more of our resellers and face more robust competition, any of which would have a material adverse impact on our business.

   National Interexchange Carriers. Interexchange carriers, such as AT&T, Sprint, WorldCom, Qwest, Level 3 and Global Crossing have deployed large-scale Internet access networks or ATM networks, sell connectivity to businesses and residential customers and have high brand recognition. AT&T also recently purchased the DSL network assets of our former competitor NorthPoint Communications. They also have interconnection agreements with many of the traditional telephone companies and a number of spaces in central offices from which they are currently offering or could begin to offer competitive DSL services. Many of these companies have begun to provide DSL-based services in competition with us. In addition, some of these companies, such as AT&T, WorldCom (through UUNET) and Qwest, are our resellers.

   Internet Service Providers. Internet service providers such as Genuity, UUNET Technologies (a WorldCom company), EarthLink, XO Communications, and Speakeasy.net provide Internet access to residential and business customers, generally using a variety of telecommunications services such as T-1, dial-up, ISDN and DSL services. These Internet service providers can and do compete with us in certain instances at the retail level and at the wholesale level. To the extent we are not able to recruit Internet service providers as customers for our service, Internet service providers resell our competitors' services and could even become competitive DSL service providers themselves.

   On-Line Service Providers. On-line service providers include companies such as AOL Time Warner, MSN (a subsidiary of Microsoft Corp.) and Web TV (a subsidiary of Microsoft Corp.) that provide, over the Internet and on proprietary on-line services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media which enable the provision of digital services to a significant number of consumers. In addition, they provide Internet connectivity, ease-of-use and consistency of environment. Many of these on-line service providers have developed their own access networks for modem connections. If these on-line service providers were to extend their access networks to DSL or other high-speed service technologies, they would become competitors of ours.

   Wireless and Satellite Data Service Providers. Wireless and satellite data service providers are developing wireless and satellite-based Internet connectivity. We face competition from terrestrial wireless services including future third-generation wireless networks, two Gigahertz (Ghz) and 28 Ghz wireless cable systems (Multi-channel Microwave Distribution System (MMDS) and Local Multi-channel Distribution System (LMDS)), and 18 Ghz, 39 Ghz and 50 Ghz point-to-point and point-to-multi-point microwave systems. Some of our resellers, such as WorldCom and XO Communications, hold many of these microwave licenses and are offering broadband data services over this spectrum. Companies such as Teligent Inc. and WinStar Communications, Inc., hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing. Although WinStar and Teligent (which has filed for bankruptcy protection) are facing severe financial difficulties, other providers, such as Sprint and Metricom, Inc., are now providing wireless services that compete with our services.

   We also may face competition from satellite-based systems. StarBand Communications Inc., Hughes Communications (a subsidiary of General Motors Corporation and provider of DirecTV and DirecPC), EchoStar Communications Corporation, Globalstar, Lockheed, Teledesic and others have either deployed or are planning to deploy satellite networks to provide broadband voice and data services. Such services could offer a competitive alternative to our DSL services and these providers may be able to sell services in areas where our DSL network does not currently reach.

   Many of our competitors have used the difficulties faced by NorthPoint Communications and Rhythms NetConnections to attempt to dissuade potential customers from purchasing our services. We expect these efforts to continue in the near future, which may lead to reduced demand for our services and higher cancellation rates.

Interconnection Agreements With Traditional Telephone Companies

   A critical aspect of our business is our interconnection agreements with the traditional telephone companies. These agreements cover a number of aspects including:

  . the price we pay to lease access (both for entire loops and line-shared loops) to the traditional telephone company's telephone wires;

  . the special conditioning the traditional telephone company provides on certain of these lines to enable the transmission of digital signals;

  . the price and terms of central office space for our equipment in the traditional telephone company's central offices and remote terminals;

  . the price we pay and access we have to the traditional telephone company's transport facilities;

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

   We have entered into interconnection agreements with or otherwise obtained interconnection rights from the different major traditional telephone companies in all the states covering our metropolitan statistical areas. Traditional telephone companies do not, in many cases, agree to our requested provisions in interconnection agreements and we have not consistently prevailed in obtaining all of our desired provisions in such agreements either voluntarily or through the interconnection arbitration process. We cannot be sure that we will be able to continue to sign interconnection agreements with existing or other traditional telephone companies. The traditional telephone companies are also permitting competitive telecommunications companies to adopt previously signed interconnection agreements. In certain instances, we have adopted the interconnection agreement of another competitive telecommunications company. Other competitive telecommunications companies have also adopted the same or modified versions of our interconnection agreements, and may continue to do so in the future.

   Many of our interconnection agreements have a term of three years. We will have to renegotiate these agreements when they expire. The 1996 Telecommunications Act provides for arbitration of interconnection agreement terms before state commissions. In many states, we are currently arbitrating the rates, terms and conditions of such agreements. Although we expect to renew the interconnection agreements that require renewal and believe the 1996 Telecommunications Act and the agreements themselves limit the ability of traditional telephone companies not to renew such agreements, we may not succeed in these arbitrations or in extending or renegotiating our interconnection agreements on favorable terms. Additionally, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. For example, we are in litigation proceedings with certain of the traditional telephone companies. In the past, these disputes have delayed our deployment of our network. Such disputes have also adversely affected our service to our customers and our ability to enter into additional interconnection agreements with the traditional telephone companies in other states. Finally, the interconnection agreements are subject to state commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that hurts our business.

Government Regulation

   Overview. Our services are subject to a variety of federal regulations. With respect to certain activities and for certain purposes, we have submitted our operations to the jurisdiction of state and local authorities who may also assert more extensive jurisdiction over our facilities and services. The FCC has jurisdiction over all of our services and facilities to the extent that we provide interstate and international services. To the extent we provide identifiable intrastate services, our services and facilities are subject to state regulations. Rates for the services and network elements we purchase from the traditional local telephone companies are generally determined by the States, consistent with federal law. In addition, local municipal government authorities also assert jurisdiction over our facilities and operations. The jurisdictional reach of the various federal, state and local authorities is subject to ongoing controversy and judicial review and we cannot predict the outcome of such review.

   Federal Regulation. We must comply with the requirements of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, as well as the FCC's regulations under the statute. The 1996 Telecommunications Act eliminates many of the pre-existing legal barriers to competition in the telecommunications and video programming communications businesses, preempts many of the state barriers to local telecommunications service competition that previously existed in state and local laws and regulations and sets basic standards for relationships between telecommunications providers. The law delegates to the FCC and the states broad regulatory and administrative authority to implement the 1996 Telecommunications Act.

   Among other things, the 1996 Telecommunications Act removes barriers to entry in the local telecommunications market. It does this by preempting certain state and local laws that are barriers to competition and by requiring traditional telephone companies to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers, interexchange carriers and competitive telecommunications companies.

   Regulations promulgated by the FCC under the 1996 Telecommunications Act specify in greater detail the requirements of the 1996 Telecommunications Act imposed on the traditional telephone companies to open their networks to competition by providing competitors interconnection, central office and remote terminal space, access to unbundled network elements, retail services at wholesale rates and nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. The requirements enable companies such as us to interconnect with the traditional telephone companies in order to provide local telephone exchange services and to use portions of the traditional telephone companies' existing networks to offer new and innovative services such as our TeleSpeed and TeleSurfer services.

   These FCC requirements have been subject to litigation before several courts and reconsideration at the FCC. Currently, the FCC's rules for pricing of unbundled network elements is on appeal before the United

States Supreme Court. On July 18, 2000, the United States Court of Appeals for the Eighth Circuit struck down the FCC's total element long run incremental cost methodology which the FCC previously required state commissions to use in setting the prices for collocation and for unbundled network elements that we purchase from the traditional telephone companies. The court also rejected an alternative cost methodology based on "historical costs" which was advocated by the traditional telephone companies. In rejecting the FCC's cost methodology, the court held that, under the 1996 Telecommunications Act, it is permissible for the FCC to prescribe a forward-looking incremental cost methodology that is based on actual incremental costs. The Supreme Court agreed to hear appeals of the Eighth Circuit decision in January 2001. The outcome of this proceeding and subsequent FCC and state commissions implementation actions is uncertain.

   The FCC's September 1999 rules (issued as a result of a remand from a January 1999 United States Supreme Court decision) defining unbundled network elements are on reconsideration before the United States Court of Appeals for the Eighth Circuit.

   The FCC's March 1999 collocation rules are currently on remand to the FCC as a result of a March 2000 D.C. Circuit Court of Appeals decision. The D.C. Circuit's decision casts doubt on whether new entrants will be able to locate certain kinds of equipment in the traditional local telephone companies central offices. In particular, the appeals court has required the FCC to revise its rules concerning the types of equipment that we may collocate on the traditional telephone company premises, the steps that traditional telephone companies may take to separate their equipment from our equipment and the ability of one competitive carrier to interconnect with another competitive carrier on premises owned by a traditional local telephone company. The traditional telephone companies may implement the court's ruling and any subsequent FCC rules in a manner that impairs our ability to obtain collocation space and collocate the equipment of our choice on their premises. Such actions by the traditional telephone companies could adversely affect our business and disrupt our existing network design, configuration and services.

   The FCC's November 1999 and January 2001 rules regarding line-sharing and spectrum management policy are currently on appeal before the D.C. Circuit Court of Appeals. In addition, FCC unbundling and collocation rules often times must be implemented by state commissions, such as in interconnection arbitrations. State commission implementation decisions are subject to appeal in either federal or state court. Since our business plan depends upon the unbundling and collocation provisions of the 1996 Telecommunications Act, the results of these proceedings, challenges, and appeals could significantly impact our ability to provide our services.

   Aside from rulemaking proceedings, other actions by the FCC impact our business. The 1996 Telecommunications Act also allows the Regional Bell Operating Companies or "RBOCs," the traditional telephone companies created by AT&T's divestiture of its local exchange business (now BellSouth, Verizon, SBC and Qwest), to provide interLATA long distance services in their own local service regions upon a showing that the RBOC makes its own facilities available for interconnection and access to companies like us in accordance with the Act. As a result, we are active in the RBOC long distance entry process before the state commissions, the FCC and the Department of Justice, all of which have a role in ensuring that the RBOC provides access and interconnection as required by the Act. The FCC has approved five RBOC applications to date, for Verizon in New York and Massachusetts and SBC in Texas, Oklahoma and Kansas. Currently pending before the FCC is Verizon's application in Connecticut. Given the FCC's grant of these applications, the FCC is likely to thereafter grant similar applications by Verizon, SBC and the other RBOCs in other states. Covad has opposed such applications where it believes it has not received access and interconnection as required by the Act. Grants of long-distance authority to RBOCs will likely affect the level of cooperation we receive from each of the RBOCs. In addition, the approval of such entry will likely adversely affect the level of cooperation.

   The FCC also reviews and approves telecommunications industry mergers. In approving the merger of SBC and Ameritech in October 1999, the FCC required SBC/Ameritech to create a structurally-separate advanced services affiliate throughout the SBC/Ameritech service territory. The FCC required SBC/Ameritech to provide its own in-region DSL services through this affiliate, as a requirement for freeing the affiliate from traditional telephone company regulation. The provision of DSL services by such an affiliate could harm our business. In June 2000, Bell Atlantic and GTE were ordered by the FCC to create such a similar affiliate in the context of their merger into Verizon. In January 2001, however, the D.C. Circuit Court of Appeals reversed and vacated the FCC's SBC/Ameritech Merger Order on the basis that the separate affiliate requirement was inconsistent with the 1996 Telecommunications Communications Act.

   In addition, the 1996 Telecommunications Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. Since passage of the 1996 Act, traditional telephone company tariff filings at the FCC, including filings for DSL services, have been subjected to increasingly less regulatory review. In particular, without substantive review of the cost support for traditional telephone company DSL services, rates for those services may be below cost and may facilitate price squeezes, predatory pricing or other exclusionary strategies by traditional telephone companies that may harm our business. In addition, under the 1996 Telecommunications Act, the FCC is considering eliminating certain regulations that apply to the traditional telephone companies' provision of services that are competitive with ours. The timing and the extent of regulatory freedom and pricing flexibility granted to the traditional telephone companies will affect the competition we face from the traditional telephone companies' competitive services.

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

   The impact of these judicial and regulatory decisions on the prices we pay to the traditional telephone companies for collocation and unbundled network elements is highly uncertain. There is a risk that any new prices set by the regulators could be materially higher than current or currently expected prices. If we are required to pay higher prices to the local telephone companies for collocation and unbundled network elements, it could have a material adverse effect on our business.

   Any changes in applicable federal law and regulations, in particular, changes in its interconnection agreements with traditional telephone companies, the prospective entry of the RBOCs into the in-region long distance business and grant of regulatory freedom and pricing flexibility to the traditional telephone companies could harm our business.

   State Regulation. To the extent we provide identifiable intrastate services or have otherwise submitted ourselves to the jurisdiction of the relevant state telecommunications regulatory commissions, we are subject to such jurisdiction. In addition, certain states have required prior state certification as a prerequisite for processing and deciding an arbitration petition for interconnection under the 1996 Telecommunications Act. As of March 31, 2001, we were authorized under state law to operate as a competitive local exchange carrier in all of our targeted metropolitan statistical areas. We have pending arbitration proceedings in different states for interconnection arrangements with the relevant traditional telephone companies. We have concluded arbitration proceedings in a number of states by entering into interconnection agreements with the relevant traditional telephone companies. We have filed tariffs in certain states for intrastate services as required by state law or regulation. We are also subject to periodic financial and other reporting requirements of these states with respect to our intrastate services.

   The different state commissions have various proceedings to determine the rates, charges and terms and conditions for collocation and unbundled network elements. Unbundled network elements are the various portions of a traditional telephone company's network that a competitive telecommunications company can lease for purposes of building a facilities-based competitive network, including telephone wires, central office collocation space, inter-office transport, operational support systems, local switching and rights of way. The rates set forth in many of our interconnection agreements are interim rates and will be prospectively, and, in some cases, retroactively, affected by the permanent rates set by the various state commissions for such unbundled network elements as unbundled loops and interoffice transport. We have participated in unbundled network element rate proceedings in several states in an effort to reduce these rates. If any state commission decides to increase unbundled network element rates our operating results could suffer. The applicability of the various state regulations on our business and compliance requirements will be further affected by the extent to which our services are determined to be intrastate services. Jurisdictional determinations of our services as intrastate services could harm our business.

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

   The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which communications companies operate in the United States. In particular, several bills introduced in the 106th Congress would have significantly altered or repealed pro-competitive FCC rules, including unbundled access to line-sharing, and portions of the 1996 Telecommunications Act. Similar legislation has been introduced in the current 107th Congress. Passage of any these bills could adversely affect our business.

   The ultimate outcome of these proceedings and the ultimate impact of the 1996 Telecommunications Act or any final regulations adopted pursuant to the 1996 Telecommunications Act or our business cannot be determined at this time but may well be adverse to our interests. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we can give you no assurance that such future regulation or regulatory changes will not harm our business. See "Item 1. Business--Risk Factors--Our services are subject to government regulation, and changes in current or future laws or regulations could adversely affect our business" and "Challenges in obtaining space for our equipment on premises owned by the traditional local telephone companies harms our business."

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

   Currently we have one patent granted and a number of patent applications pending, and intend to prepare additional applications and to seek additional patent protection for our systems and services to the extent possible. The pending and any future patents may not be issued to us, and if issued, they may not protect our intellectual property from competition which could seek to design around or invalidate these patents.

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

   In addition, others may sue us alleging infringement of their intellectual property rights. We were recently sued by Verizon (formerly Bell Atlantic) for an alleged infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode Transmission System." On February 18, 2000, we were granted a summary judgment ruling in the Verizon lawsuit. The court ruled that we had not infringed on Verizon's patent. Verizon's appeal of this decision is pending before the court, and while we expect that we will prevail on appeal, the outcome of such an appeal is inherently uncertain. Such lawsuits, including the appeal in the Verizon lawsuit, could significantly harm our business.

   A manufacturer of telecommunications hardware named "COVID" has filed an opposition to our trademark application for the mark "COVAD and design." Covid has also filed a complaint in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. Covid is also seeking to cancel our trademark registration for the "Covad" name. We do not believe that this lawsuit or the opposition to our trademark application and granted trademark have merit, but these legal proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the "COVAD" name.

Employees

   As of March 31, 2001, we had approximately 2,300 employees, excluding temporary personnel and consultants. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing, legal and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing, legal and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

Risk Factors

 Our ability to continue as a "going concern" is uncertain

   To date, we have funded our operations through both private and public debt and equity offerings. In addition, as described elsewhere in this report, we have altered our business plan to scale back our growth to reduce our cash needs and to achieve profitability at an earlier stage than was possible under our previous business plan. However, because we have not yet achieved positive cash flow status for our operations, we will continue to require capital support until we are cash flow positive. Because of the scale of our existing network and the long-term commitments associated with central office and equipment obligations, we do not believe that we can alter our business plan sufficiently to achieve profitability without raising substantial additional capital.

   Our consolidated financial statements as of December 31, 2000 have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated May 23, 2001 stating that our recurring operating losses, negative cash flows, and stockholders' deficit, combined with the distressed financial condition of certain of our customers, existence of the litigation against us by some of our noteholders which seeks, in addition to other remedies, rescission of their note purchases, a notice of default delivered to us on April 2, 2001, based on our failure to file our annual report on Form 10-K for our fiscal year 2000 in a timely fashion, and a notice of default delivered to us on May 17, 2001, based on our failure to file our quarterly report on Form 10-Q for our first fiscal quarter of 2001 in a timely fashion, in each case, as required by our 2000 convertible notes indenture, raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully the report of Ernst &
Young LLP. Our ability to continue as a going concern is dependent on several factors, including our ability to raise additional capital, our ability to improve our operations, the lack of an adverse outcome in the litigation pending against us, our ability to hire a permanent Chief Executive Officer and President, and our ability to maintain our listing on the Nasdaq National Market. There can be no assurance that any financing will be available through bank borrowings, debt or equity issuances, vendor lines of credit, or otherwise, on acceptable terms or at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution both in terms of their percentage interest in Covad and the net book value per share of common stock. While we are actively seeking strategic solutions to our funding issue, there can be no assurance that we will be able to continue as a going concern.

 We face possible delisting from the Nasdaq National Market which could result in a limited public market for our common stock

   We have received a standard notice of delisting by the Nasdaq Stock Market because we did not file this Form 10-K by its due date, April 2, 2001, as required under Nasdaq's marketplace rules. Nasdaq has scheduled a hearing on May 24, 2001, to address this failure to comply with such marketplace rules. We are fully cooperating with Nasdaq and expect that the filing of this Form 10-K with the SEC will satisfy Nasdaq with respect to this issue. However, due to the management resources devoted to preparing this Form 10-K, we did not file our quarterly report on Form 10-Q for the quarter ended March 31, 2001 in a timely manner. We expect to file such Form 10-Q as soon as possible, but our failure to file it within the time period provided by the SEC's rules, or for other reasons, could result in our being delisted by Nasdaq.

   Moreover, there are several requirements for continued listing of our common stock on the Nasdaq National Market, including, without limitation:

  . a minimum closing bid price for our stock of three dollars per share; or

  . maintaining at least $10 million in stockholders' equity and a minimum closing bid price for our stock of one dollar per share.

   Our stockholders' deficit as of December 31, 2000 was $182.7 million. As of May 22, 2001, the closing bid price of our common stock was $1.09. Our stock may be delisted from the Nasdaq National Market after the hearing on May 24, 2001, unless our stockholders' equity increases to at least $10 million or our stock price increases to at least three dollars per share. Additionally, if the closing bid price of our common stock falls below one dollar per share for 30 consecutive business days, we may receive a notification from Nasdaq that our common stock will be delisted unless the closing bid price of the stock equals or exceeds one dollar per share for at least ten consecutive business days during the 90-day period following such notification. If Nasdaq, in its discretion, decides to delist our common stock we would have the right to appeal that decision, however, there can be no assurances that such an appeal would be successful. If our common stock is delisted, then we may apply for listing on the Nasdaq SmallCap Market, subject to Nasdaq's approval. The Nasdaq SmallCap Market requires a minimum closing bid price of one dollar per share, and there can be no assurance that we will be able to meet this requirement. If not, our common stock may trade only in the secondary markets in the so-called "pink sheets" or Nasdaq's "OTC Bulletin Board." Delisting from the Nasdaq National Market could adversely affect the liquidity and price of our common stock and it could have a long-term adverse impact on our ability to raise capital in the future.

 We have received a notice of default from some of the holders of our convertible notes relating to the late filing of this report on Form 10-K

   On April 2, 2001, we received a notice of default from certain holders of our convertible notes relating to our failure to file this Form 10-K by its April 2, 2001 due date. The indenture governing the convertible notes, which contains a covenant requiring us to file timely reports with the SEC, provides for a grace period of

60 days after notice from the holders of the convertible notes. We believe that by filing this Form 10-K within the applicable grace period, we have cured this default.

 We have received a notice from some of the holders of our convertible notes relating to the late filing of our report on Form 10-Q for the first quarter of 2001

   On May 17, 2001, we received a notice of default from certain holders of our convertible notes relating to our failure to file our quarterly report on Form 10-Q for the quarter ended March 31, 2001 by its May 15, 2001 due date. The indenture governing the convertible notes, which contains a covenant requiring us to file timely reports with the SEC, provides for a grace period of 60 days after notice from the holders of the convertible notes. Our Form 10-Q for the first quarter of 2001 could not be filed by the prescribed due date because we have devoted our management resources to the preparation of this Form 10-K and because our financial statements for the first quarter of 2001 depend on the financial statements published in this Form 10-K. It is possible that holders of our other notes will send us a notice of default relating to this failure to file such Form 10-Q on a timely basis. While we believe that we will be able to prepare and file such Form 10-Q within the applicable grace periods, no assurance can be given in that regard and the failure to file could mature into an event of default, which would entitle the holders of the notes giving such notice to accelerate the maturity of their notes and result in all of our notes becoming due.

 Our rapid growth exacerbated weaknesses in our internal controls

   In the course of preparing the financial statements for the year ended December 31, 2000, internal control weaknesses were discovered. These weaknesses have been exacerbated by our rapid growth. We are in the process of implementing new control procedures which we believe will correct such weaknesses. However, the effectiveness of these new procedures will not be ultimately known until we have had a chance to establish a history with the new procedures. We note that these new procedures were only partially in place during the first quarter of 2001 and therefore we are experiencing some of the same problems in preparing the financial statements for the first quarter of 2001 that we experienced in preparing the year 2000 financial statements.

 We must raise additional capital under very difficult financial market conditions in order to continue our growth and maintain current operations

   Our management has developed a business plan that it believes will make us profitable. This business plan is based upon several assumptions, including the growth of our subscriber base with a reasonable per subscriber profit margin, the raising of additional capital and improvements in productivity. Under this business plan, we must raise more capital to, among other uses, fund operating losses, capital expenditures and interest payments before we become cash flow positive.

   We are currently facing a variety of challenges which affect the cash needs of the Company, including:

  . the failure or inability of some of our Internet service provider customers to pay their bills for our services;

  . the letter we received from some of our bondholders requesting that we meet with them to discuss our operations and our use of our remaining cash;

  . the fact that we have generated significant net losses and that we continue to experience negative cash flow from our operations;

  . the difficulties we face in accessing the capital markets on reasonable terms or at all; and

  . the possibility of an adverse resolution of the shareholder and noteholder lawsuits against us.

   After consideration of these challenges, we believe our current cash, cash-equivalents and short-term investments, including proceeds received from our stock sale to SBC, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2002. An adverse judgment in the securities litigation, noteholder litigation or other adverse business, legal, regulatory or legislative development would accelerate the time at which we would need additional financing. Thereafter, we will be required to raise additional capital through the issuance of debt or equity securities or other financings. If we have the opportunity, we may choose to raise additional capital sooner, depending on market conditions. Further, the actual amount and timing of our future capital requirements is uncertain and will depend upon a number of factors which we can not accurately predict today, including:

  . the number of geographic areas targeted and entered and the growth of our revenue and line count in each geographic area;

  . our network deployment schedules, closures and associated costs;

  . our operational efficiency in each geographic area;

  . the rate at which customers and end-users purchase and pay for our different services and the pricing of such services;

  . the level of marketing required to acquire and retain customers and to attain a competitive position in each region we enter;

  . the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology; and

  . investment opportunities in complementary businesses, acquisitions or other opportunities.

   Because of these factors, we may be unsuccessful in raising sufficient capital at all or on terms that we consider acceptable. Moreover, we believe that current capital market conditions, particularly for our industry, may severely restrict our ability to obtain such additional financing. In addition, we expect that the revenue recognition issues that we reported with our third quarter results, the legal proceedings against us which followed the announcement of our earnings results for the third quarter, the potential delisting of our stock from the Nasdaq Stock Market, and the adjustments we made to our previously reported results for 2000, will make it particularly difficult for us to access capital markets. If we are unable to obtain required additional capital or are required to obtain it on terms less satisfactory than we desire, there will be a material adverse effect on our financial condition which would require a restructuring, sale or liquidation of our company, in whole or in part.

   The unavailability of public capital and the perceived lack of private capital needed to fund our business as well as the demise of NorthPoint Communications has caused significant press, analyst, investor, customer, end-user and employee concerns about the viability of our business. These concerns will be compounded with our auditor's "going concern" opinion. These concerns are likely also helping fuel our current end-user disconnect rates and, they have reduced and continue to reduce our booking of orders. Existing customers may not be placing orders with us and instead may be sending more orders to our competitors. Also, certain large Internet service providers are not signing up to book their end-user orders with us because of their concern that we are not a viable business. Unless we raise a significant amount of capital soon, the confidence of our customers and employees may continue to erode and may continue to have at least the following effects:

  . greater cancellation of orders placed and disconnects of lines already in service;

  . fewer orders from existing customers;

  . loss of existing customers;

  . inability to sign up new customers and book new orders;

  . reduced revenues and growth; and

  . loss of employees and continued erosion of employee morale.

Each of the effects has had, is having, and will continue to have a material adverse impact on our business.

   In addition, indentures governing our existing indebtedness contain covenants that may restrict our business activities and our ability to raise additional funds. As a result, we may not be able to undertake certain activities which management believes are in our best interest to develop our business. We also may be unable to raise as much additional funding through the issuance of debt securities as we may need in the future. This could require us to raise funding through the issuance of equity securities or to seek to amend our indentures, which we may be unable to do on acceptable terms.

   We have no commitments for any future financing and there can be no assurance that we will be able to obtain additional financing in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing will be dilutive to our stockholders. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to, among other things, market our services in certain territories.

 Our business will suffer in a variety of ways unless financial market conditions improve

   The current financial market conditions pose a variety of additional challenges to our business. First, the financial condition of many of our Internet service provider customers has deteriorated, and continues to deteriorate because of their inability to raise additional funds for their businesses. In the quarter ended December 31, 2000, these financially-distressed customers accounted for approximately one-third of our installed base of lines. The ability of these customers to generate additional revenue for us has been reduced dramatically, if not eliminated. Our inability to rapidly replace this portion of our distribution channel will have a material adverse impact on our business.

   Second, many of our Internet service provider customers are making and will continue to make significant cutbacks in their sales and marketing efforts and capital expenditures, which will in turn adversely affect our financial results. Since our Internet service provider customers face many of the same challenges that we face, we may be adversely affected by these reductions since it is uncertain what effect such reductions will have on their operations, customer and/or end-user relationships, growth prospects and financial results. Any significant adverse effect on our Internet service provider customers may adversely affect us.

   Third, the continued decline in the overall economy will also have a material adverse impact on the demand for our services from our customers and our own direct sales.

   Fourth, in order to fund continued development, deployment and expansion of our networks and fund operating losses, we will need continued access to the capital markets on terms we believe are reasonable. If adequate funds are unavailable or not available on acceptable terms, we may further revise our business strategies and/or further delay, curtail, reduce the scope of, or eliminate the expansion of our networks, operations and/or our marketing and sales efforts. Should we revise our business strategies, we may not achieve break even on a cash-flow basis or turn profitable as planned, expected or announced.

 The financial uncertainty of the DSL industry is causing us to lose orders

   In recent months we have received an increasing number of reports that our competitors are using the bankruptcy of NorthPoint Communications and the financial difficulties faced by other DSL companies to discourage end-users from purchasing DSL services. We have seen and expect that some end-users will either purchase DSL services from the traditional telephone companies, or purchase alternative technologies instead of our DSL services.

   In addition, as a result of the difficulties faced by DSL companies, including the bankruptcy of NorthPoint Communications and our own limited cash reserves, several prospective customers have postponed discussions with us and we believe that some of our current customers have slowed the numbers of orders that they have submitted for our services. If we cannot provide our existing customers and prospective customers with adequate assurances of our continuing viability, it will inhibit our growth and will have a material adverse effect on our business.

 Our failure to manage our growth effectively may hurt our ability to achieve profitability and positive cash flow from our operations

   A. We may not be able to expand as quickly as we need to achieve profitability

   Our strategy is to significantly increase the number of end-users on our network within our existing metropolitan statistical areas.

   To accomplish this strategy, we must, among other things:

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

  . hire and train additional qualified management and technical personnel;

  . manage and resolve any disputes which have arisen and may in the future arise with our traditional telephone company suppliers;

  . establish and maintain relationships with third parties to market and sell our services, install network equipment and provide field service; and

  . continue to expand and upgrade our network infrastructure.

   We may be unable to do these things successfully. As a result, we may be unable to deploy our services in a timely manner or achieve the operational growth necessary to meet our business strategy.

   Our growth has placed, and is expected to continue to place, significant demands on our management, operational and capital resources. We expect to implement system upgrades, new software releases and other enhancements which could cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers' expectations. We expect these demands to require the addition of new management personnel and the increased outsourcing of Covad functions to third parties. We may be unable to do this successfully, in which case we could experience a reduction in the growth of our line orders and therefore our revenues.

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

   Thus far we have electronically linked our own ordering software systems to the software systems of most of our traditional telephone company suppliers. Such electronic linkage is essential for us to successfully place a large volume of orders for access to telephone wires. There is no assurance that we will be successful in electronically linking our software system to those of all of the traditional telephone companies on whom we rely for access to their telephone wires. Even if we have such electronic links, we cannot assure you that we will be able to process all of our orders through such electronic links, which would require additional human intervention. Our failure to electronically link our systems with those of all major traditional telephone companies would severely harm our ability to provide our services in large volume to our customers.

   Although we are continuing to grow our business, we are also implementing strategies intended to reduce our costs. As we implement these strategies, we may cause disruption to our business if we do not manage this cost cutting effort properly. For example, we have closed approximately 200 of our central offices. We expect that these closings will result in significantly reduced service to customers that have end-users served out of those central offices, and those customers may choose to seek services from our competitors. We are strategically selecting central offices for closure that service the fewest end-users or are otherwise less productive. However, there can be no assurance that closing these central offices will not result in significant loss of our customers' confidence, cause additional costs, and otherwise disrupt our business.

 B. We have experienced increased cancellations and disconnections

   Since our inception, we have cancelled a significant percentage of orders for our services. The primary reasons for these cancellations are because the subscriber is too far from our central office, the lack of adequate facilities or because service is not available at their location. Since the beginning of 2000, we have been provisioning almost all orders for our consumer grade services over line-shared telephone lines, which is a change from how we previously provisioned consumer orders. Coincident with this new method of provisioning our consumer orders, we have seen a significant increase in the cancellations of its orders. These higher cancellation rates are due to a number of factors, including the failure of the traditional telephone companies to timely and properly implement line-sharing, changes in our operational procedures which allow us to cancel orders at an earlier point in the provisioning process, cancellation of orders placed by our distressed partners and the increasing use of line-sharing for our consumer orders. These higher cancellation rates have had a significant adverse impact on our overall installations and ongoing bookings, revenues and overall business. Further, the cancellation rates for consumer line-shared orders are particularly high in the territories of the two large traditional local telephone companies on the east coast, BellSouth and Bell Atlantic. Based upon our experiences with other traditional local telephone companies like Pacific Bell, we believe that our consumer line-shared order cancellation rates will decline as we work through various operational issues, as well as regulatory and legal issues relating to the performance of the traditional local telephone companies. However, our failure to significantly reduce our current cancellation rates and improve our operational and other processes with the traditional local telephone companies will continue to have a material adverse impact on our customer relationships, bookings, installations, revenues and our ability to acquire new customers. In addition, this lack of success will impair further cost reduction efforts, such as our planned implementation of self-installation of line-shared services.

   We have also experienced a significant increase in our customer disconnection rate in recent months. These disconnections have occurred as a result of several factors, including disconnections of end-users served by partners that were not paying for our services, disconnection requests that were not immediately processed, disconnections in regions where we stopped offering our services as a result of our restructuring, and other reasons. We may see additional increases in our disconnection rates for various reasons. Our failure to significantly reduce our disconnection rate would have a material adverse effect on our business.

 We are dependent on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers

   We primarily market our Internet access services through Internet service providers, telecommunications carriers and other customers for resale to their business and consumer end-users. To date, a limited number of Internet service providers have accounted for the significant majority of our revenues. For example, in the fourth quarter of 2000, one of our Internet service providers, EarthLink, provided approximately 40% of our orders and a significant percent of our revenues. As a result, a significant reduction in the number of end-users or revenues provided by one or more of our key customers could materially harm our operating results including revenues and line-growth in any given period. We expect that our Internet service provider customers and telecommunications carriers will account for the majority of our future market penetration and revenue growth.

   Our agreements with our customers are generally non-exclusive. Many of our customers also resell services offered by our competitors. In addition, a number of our customers have committed to provide large numbers of end-users in exchange for price discounts. If our customers do not meet their volume commitments or otherwise do not sell our services to as many end-users as we expect, our business will suffer. In addition, future relationships we may establish with other third parties may not result in significant line orders or revenues.

   We stopped recognizing revenue for several of our Internet service provider customers in the third and fourth quarters of 2000 and the first quarter of 2001 because we could no longer be reasonably assured of payment from these customers. If a customer cannot provide us with reasonable assurance of payment, then we only recognize revenue when the customer actually pays for our services and after we have collected all previous accounts receivable balances. As of April 30, 2001, we estimate that the number of our lines that remain in service with Internet service provider customers for which we only recognize revenue when the customer pays for our services is approximately 51,000, excluding lines that are in the process of being disconnected. With respect to these Internet service provider customers, approximately 55% of their lines are business lines and approximately 45% are consumer lines. Business lines carry a higher profit margin than consumer lines. Based upon our experience to this point, we expect that approximately 50% of the lines that are with these customers will be restored to ordinary revenue recognition status and the remainder will be disconnected.

   Some of our Internet service provider customers, including Flashcom Inc., Zyan Communications, Inc., Relay Point, Inc. and Fastpoint Communications Inc., have filed for bankruptcy protection. For these Internet service providers we have received bankruptcy court approval to solicit their end-users and attempt to move them to another one of our Internet service provider customers, or to our own service. Based upon our experience, we expect that a significant number of these end-users will not continue to purchase our services.

   Although we will continue to try to obtain payments from these customers, it is unlikely that we will obtain payments in full from one or more of these customers. With respect to the Internet service provider customers that are in bankruptcy proceedings, as well as any additional Internet service provider customers that seek bankruptcy protection, there can be no assurance that we will ultimately collect sums owed to us by these customers and it remains uncertain what consequence, if any, bankruptcy proceedings would have on lines installed for such customers. Moreover, to the extent that we receive payments from customers that subsequently seek bankruptcy protection, we may be required to return some or all of these payments to the bankruptcy trustee. The inability of our Internet service provider customers to pay these past due amounts, and to make timely payments for our services in the future, has adversely affected our financial condition and results of operations and may continue to do so in the future.

   We expect that some additional Internet service provider customers will be unable to obtain additional funding and therefore unable to pay for our service, which means that we will not recognize the revenue associated with these additional Internet service provider customers. We have terminated our contracts with some of these Internet service provider customers and we have and may continue to disconnect end-users that are purchasing our services from delinquent Internet service providers. There can be no assurance that these end-users will continue to purchase our services from us or from another one of our Internet service provider customers. Even if we are able to transition these end-users to another Internet service provider or to ourselves, such migrations will require a significant amount of our resources and cause disruptions in our processes and operations, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business.

 We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations

   Several of our shareholders have filed class action lawsuits against us, our former president and Chief Executive Officer, Robert E. Knowling, and our current executive vice president and Chief Financial Officer, Mark H. Perry. These lawsuits were filed in the United States District Court for the Northern District of California. The complaints in these matters allege violations of federal securities laws on behalf of persons who purchased our securities, including those who purchased common stock and those who purchased convertible notes, during the periods from September 7, 2000 to October 17, 2000 or September 7, 2000 to November 14, 2000. The relief sought includes monetary damages and equitable relief.

   Six purchasers of our convertible notes have filed complaints in California Superior Court for the County of Santa Clara. These complaints allege fraud and deceit, negligence and violations of state securities laws in connection with our convertible notes offering. The relief sought includes rescission of their aggregate purchases of approximately $142 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages. Two of these purchasers holding $48 million in aggregate principal amount of the convertible notes have dismissed their complaints without prejudice. The others continue to pursue their claims. Although they have previously failed in their attempts to attach Covad's cash proceeds from the sale of the notes and to obtain an early adjudication of their claims, there can be no assurance that they will not succeed in any future attempts. Any such success in court by these purchasers will have a material adverse impact on our business.

   We also received a letter from a purported bondholder threatening to file a lawsuit against our board of directors for breach of fiduciary duty if we do not meet with it to discuss our prospects. This purported bondholder claims that it would request that the court appoint a receiver or custodian, or grant an injunction ordering our directors to comply with their fiduciary duties, in addition to monetary damages. Any of these remedies would have a material adverse effect on our business.

   We have restated our unaudited interim financial statements for previously reported quarters in 2000. We believe that weaknesses in internal controls prompted certain of these adjustments to prior periods. Our restated unaudited financial statements for previously reported quarters in 2000 reflect adjustments to prior periods principally in the following areas: (i) the treatment of a start-up fee associated with a customer contract, (ii) customer billings, (iii) the treatment of certain Market Development Fund payments and customer or vendor rebates, (iv) the treatment of certain labor and other costs, (v) inventory valuation adjustments, (vi) the recognition of certain liabilities, and (vii) business acquisitions and other equity investments. These prior periods adjustments resulted in (i) decreases in our unaudited revenues of $21.1 million, $14.9 million and $16.8 million during the three-month periods ended March 31, June 30 and September 30, 2000, respectively,
(ii) increases in our unaudited net loss of $29.0 million, $21.5 million and $51.5 million during the three-month periods ended March 31, June 30 and September 30, 2000, respectively, and (iii) increases in our unaudited basic and diluted loss before cumulative effect of accounting change and net loss per share of $0.20, $0.14 and $0.33 during the three-month periods ended March 31, June 30 and September 30, 2000, respectively.

   Verizon has filed suit against us asserting infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode Transmission System." On February 18, 2000 the court issued a summary judgment ruling holding that we had not infringed Verizon's patent. Verizon's appeal of that decision is currently pending and, while we expect that we will prevail on appeal, the outcome of such an appeal is inherently uncertain. An unfavorable outcome on appeal of this ruling, or in any other lawsuit that may be brought against us, could limit our ability to provide all our services and require us to pay damages, which could significantly harm our business.

   We anticipate that some or all of the Laser Link shareholders will file lawsuits against us to seek damages arising out of our alleged failure to register the Covad shares that they received in exchange for their Laser Link shares.

   In addition, we are party to other litigation described in "Part I, Item 3. Legal Proceedings." While we are vigorously defending these lawsuits, the total outcome of these litigation matters is inherently unpredictable and there is no guarantee we will prevail. Moreover, we cannot guarantee the successful resolution of these actions and an adverse result in these actions, including settlement of these actions, could negatively impact our financial condition and results of operations and, in some circumstances, result in a material adverse effect on us. In addition, defending such actions could result in substantial costs and diversion of resources that could adversely affect our financial condition, results of operations and cash flows.

 Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

   As of December 31, 2000, we have approximately $1.4 billion of long-term obligations, which consists primarily of our 13.5 % senior discount notes due 2008 (the "1998 notes"), our 12.5% senior notes due 2009 (the "1999 notes"), our 12.0 % senior notes due 2010 (the "2000 notes") and our 6.0% convertible notes due 2005 (the "2000 convertible notes"). Because the 1998 notes accrete to $260 million through March 2003, we will become increasingly leveraged until then, whether or not we incur new indebtedness in the future. We may also incur additional indebtedness in the future, subject to certain restrictions contained in the indentures governing the 1998 notes, the 1999 notes, the 2000 notes, and the 2000 convertible notes to finance the continued development, commercial deployment and expansion of our network and for funding operating losses or to take advantage of unanticipated opportunities. The degree to which we are leveraged could have important consequences. For example, it could:

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

  . limit our ability to redeem the 1998 notes, the 1999 notes, the 2000 notes and the 2000 convertible notes in the event of a change of control;

  . increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

  . expose us to potential delisting of our stock on the Nasdaq Stock Market.

 We will require a significant amount of cash to service our indebtedness; our ability to generate cash depends on many factors beyond our control

   We expect to continue to generate substantial net losses and negative cash flow for at least the next several years. We will require additional capital infusions in the future in addition to our cash flow from operations to permit us to grow our business and pay the principal and interest on our current indebtedness and any additional indebtedness we may incur.

   The 1998 notes accrete to $260 million through March 2003 and we must begin paying cash interest on those notes in September 2003. We have provided for the first six payments on the 1999 notes by setting aside approximately $74.1 million in government securities to fund such payments. We began paying cash interest on the 1999 notes in August 1999, cash interest on the 2000 notes in August 2000, and cash interest on the 2000 convertible notes on March 15, 2001.

   Our ability to make scheduled payments with respect to indebtedness will depend upon, among other things:

  . our ability to achieve significant and sustained growth in cash flow;

  . receipt of timely payment from our customers;

  . the rate and success of the commercial deployment of our network;

  . successful operation of our network;

  . the market acceptance, customer demand, rate of utilization and pricing for our services;

  . our ability to successfully complete development, upgrades and enhancements of our network; and

  . our ability to complete additional financings.

   Each of these factors is affected by economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow to service our indebtedness, we may have to reduce or delay network deployments, restructure or refinance our indebtedness or seek additional equity capital, strategies that may not enable us to service and repay our indebtedness. Any failure to satisfy our obligations with respect to the 1998 notes, the 1999 notes, the 2000 notes, or the 2000 convertible notes at or before maturity would be a default under the related indentures and could cause a default under agreements governing our other indebtedness. If such defaults occur, the holders of the indebtedness would have enforcement rights, including the right to accelerate payment of the entire amount of the debt and the right to commence an involuntary bankruptcy proceeding against us.

 We rely upon distributions from our subsidiaries to service our indebtedness and our indebtedness is effectively subordinated to the indebtedness of our subsidiaries

   We are a holding company. As such, we conduct substantially all of our operations through our subsidiaries. As of March 31, 2000, we had approximately $1.4 billion of total indebtedness (including capital lease obligations). Our indentures permit us and our subsidiaries to incur substantial additional indebtedness in the future.

   Our cash flow and ability to service our indebtedness will depend upon the cash flow of our subsidiaries and payments of funds by those subsidiaries to us in the form of repayment of loans, dividends or otherwise. These subsidiaries are separate and distinct legal entities with no legal obligation to pay any amounts due on our indebtedness. In addition, our subsidiaries may become parties to financing arrangements which may contain limitations on the ability of our subsidiaries to pay dividends or to make loans or advances to us or otherwise make cash flow available to us.

   In addition, if we caused a subsidiary to pay a dividend in order to enable us to make payments in respect of our indebtedness, and such transfer were deemed a fraudulent transfer or unlawful distribution, the holders of our indebtedness could be required to return the payment to (or for the benefit of) the creditors of our subsidiaries.

   If we were unable to generate sufficient cash flow or were otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, we would be in default under the terms of the agreements governing such indebtedness, including the indentures. In that case, the holders of our indebtedness could elect to declare all of the funds borrowed to be due and payable together with accrued and unpaid interest. If an acceleration occurs and we do not have sufficient funds to pay the accelerated indebtedness, the holders could initiate enforcement action against us.

   In addition, in the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation or reorganization, holders of any secured indebtedness will have a secured claim to our assets that constitute their collateral, prior to the satisfaction of any unsecured claim from such assets. Our indentures permit the incurrence of indebtedness secured by our assets and our subsidiaries' assets. In the event of our bankruptcy, liquidation or reorganization, holders of our equity will be entitled to payment from the remaining assets only after payment of, or provision for, all indebtedness, including secured indebtedness. In any of the foregoing events, we may not have sufficient assets to make any payments with respect to our equity.

 The price of our common stock may fluctuate significantly, which may result in losses for investors

   The market price for our common stock has been and is likely to continue to be highly volatile. We expect our common stock to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These include:

  . changes in market valuations of Internet and telecommunications related companies;

  . our ability to recognize revenue;

  . any loss of major customers, or inability of major customers to make payments;

  . any deviations in net revenues or in losses from levels expected by securities analysts;

  . actual or anticipated variations in quarterly operating results, including the pace of the expansion of our business;

  . adverse results in shareholder or noteholder litigation;

  . announcements of new products or services by us or our competitors or new competing technologies;

  . the addition or loss of Internet service provider or enterprise customers or subscribers;

  . changes in financial estimates or recommendations by securities analysts including our failure to meet the expectations of our stockholders or of analysts;

  . the adoption of new, or changes in existing, accounting rules, guidelines and practices, which may materially impact our financial statements and may materially alter the expectations of securities analysts or investors;

  . conditions or trends in the telecommunications industry, including legislative and regulatory developments;

  . growth of the Internet and on-line commerce industries;

  . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  . additions or departures of key personnel;

  . future equity or debt offerings or our announcements of such offerings;

  . general market and general economic conditions;

  . volume fluctuations, which are particularly common among highly volatile securities of Internet related companies; and

  . other events or factors, many of which are beyond our control.

 Future sales or issuances of our common stock may depress our stock price

   Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of May 18, 2001, we had 179,958,511 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public, subject to certain volume limitations under the securities laws and lock-up arrangements. As of January 1, 2001, we also have 46,304,128 shares of our common stock reserved for issuance pursuant to options under our 1997 Stock Plan. As of January 1, 2001, we have 27,734,375 shares that are subject to outstanding options issued pursuant to our 1997 Stock Plan and the stock option plans we assumed in connection with our acquisitions of BlueStar and Laser Link.net. We have also reserved approximately 4.0 million shares of common stock for issuance under our 1998 Employee Stock Purchase Plan as of January 1, 2001. Shares underlying vested options are generally eligible for immediate resale in the public market. In addition, a significant portion of our stockholders have certain registration rights with respect to their shares.

   In addition, in connection with our acquisition of BlueStar Communications Group, Inc., we issued 6.1 million shares of our common stock to BlueStar's shareholders, some of which are freely tradable by the new shareholders. We also agreed to place approximately 800,000 of these shares in a third-party escrow account. These escrow shares would be returned to us to the extent that we discover that representations and warranties that were made to us by BlueStar at the time of the acquisition were not true. We also agreed to issue up to an additional 5.0 million shares if BlueStar met certain operating and financial criteria during 2001. We have reached an agreement with the BlueStar shareholders' representative to resolve both of these matters by providing the BlueStar shareholders with 3.25 million of the 5.0 million shares, in exchange for a release of all potential claims against us. The 800,000 escrow shares would be returned to us under this agreement. This agreement is conditioned upon obtaining approval by 80% of the BlueStar shareholders, which approval has not yet been obtained. If BlueStar shareholders were to sell their shares of our common stock, it could adversely affect our stock price.

   In connection with the $500 million of convertible notes due 2005, we may issue up to 28,129,395 shares of our common stock. If the convertible notes are converted into shares of our common stock, the sale of these shares could adversely affect the price of our stock.

   We sold 9,373,169 shares of our common stock to SBC Communications, Inc. in the fourth quarter of 2000. SBC has agreed not to transfer any of these shares until November 2001, and, after that period, SBC agreed to offer us the first opportunity to purchase shares that it intends to sell. Sales of shares of our common stock by SBC after this lock-up period could adversely affect the price of our stock.

   We may issue additional shares of capital stock, or warrants or other convertible securities in connection with future financings, which, given our current stock price, may have a dilutive effect on existing stockholders and may adversely affect our stock price.

 Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indentures, our Stockholder Protection Rights Plan and our change in control severance arrangements could prevent a change in our control

   Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Our charter and bylaws provide for a classified board of directors, limitations on the ability of stockholders to call special meetings and act by written consent, the lack of cumulative voting for directors and procedures for advance notification of stockholder nominations and proposals. These provisions, as well as Section 203 of the Delaware General Corporation Law to which we are subject, could discourage potential acquisition proposals and could delay or prevent a change of control.

   The indentures relating to the 1998 notes, 1999 notes, 2000 notes and 2000 convertible notes provide that, in the event of certain changes in control, each holder of these notes will have the right to require us to repurchase such holder's notes at a premium over the aggregate principal amount or the accreted value, as the case may be, of such debt. In addition, our Stockholder Protection Rights Plan contains provisions that make a hostile takeover prohibitively expensive and, in effect, requires interested suitors to cooperate with the Board of Directors prior to acquiring more than 15% of our capital stock. There is no guarantee that the Stockholder Protection Rights Plan will not discourage takeover attempts which would otherwise result in a premium to our stockholders.

   The provisions in the charter, bylaws, indentures and Stockholder Protection Rights Plan and our change in control severance arrangements with certain key executives could have the effect of discouraging others from making tender offers for our shares and, as a consequence, they also may inhibit increases in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

 We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow

   We may experience decreasing prices for our services due to competition, volume-based pricing, an increase in the proportion of our revenues generated by our consumer services and other factors. Currently, we charge higher prices for some of our services than some of our competitors do for their similar services. As a result, we cannot assure you that our customers and their end-user customers will select our services over those of our competitors. In addition, prices for digital communications services in general have fallen historically, and we expect this trend to continue. We have provided and expect in the future to provide price discounts to customers that commit to sell our services to a large number of their end-user customers. Our consumer-grade services have lower prices and significantly lower profit margins than our business-grade services. In recent months, the number of orders that we have received for consumer-grade services have been greater than the number of orders we have received for business-grade services.

                          December 31, March 31, June 30, September 30, December 31, March 31,
                              1999       2000      2000       2000          2000       2001
                          ------------ --------- -------- ------------- ------------ ---------
Total Installed
 Business-Grade Lines...     45,000     68,000    93,000     118,000      141,000     159,000
Total Installed Consumer
 Lines..................     12,000     25,000    45,000      87,000      133,000     160,000
Total Installed Lines...     57,000     93,000   138,000     205,000      274,000     319,000

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

 The markets we face are highly competitive and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources

   The markets we face for business and consumer Internet access and remote network access services are intensely competitive. We expect that these markets will become increasingly competitive in the future. In addition, the traditional telephone companies dominate the current market and have a monopoly on telephone wires. We pose a competitive risk to the traditional telephone companies and, as both our competitors and our suppliers, they have the ability and the motivation to harm our business. We also face competition from cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers. Many of these competitors have longer operating histories, greater name recognition, better strategic relationships and significantly greater financial, technical or marketing resources than we do. Our ability to stay competitive may be reduced if our new business plan is not successful, or if we are unable to obtain additional financing as and when needed. As a result, these competitors:

  . may be able to develop and adopt new or emerging technologies and respond to changes in customer requirements or devote greater resources to the development, promotion and sale of their products and services more effectively than we can;

  . may form new alliances and rapidly acquire significant market share; and

  . may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing high-speed digital services.

   The intense competition from our competitors, including the traditional telephone companies, the cable modem service providers and the competitive telecommunications companies could harm our business.

   The traditional telephone companies represent the dominant competition in all of our target service areas and we expect this competition to intensify. For example, they have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own telephone wires and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. Certain of the traditional telephone companies are aggressively pricing their consumer DSL services as low as $30 per month and their business DSL services as low as $39 per month, placing pricing pressure on our services. Recently, some of the traditional local telephone companies have increased their retail consumer DSL prices by approximately 25%. They have not, however, increased their wholesale prices to major Internet service providers and therefore continue to under-price our services. While we are now allowed to provide our data services over the same telephone wires which provide analog voice services, we have experienced difficulties in implementing this ability, and in many instances, final prices for that shared-line access have not been established. There is no assurance that we can provide our services in this manner without running into operational, technical or financial obstacles, including those created by the traditional telephone companies. Further, they can offer service to end-users from certain central offices where we are unable to secure central office space and offer service. In addition, consolidations involving the traditional telephone companies may further the traditional telephone companies' efforts to compete with us since the combined entities will benefit from the resources of the traditional telephone company. Accordingly, we may be unable to compete successfully against the traditional telephone companies.

   The risks posed to us by the traditional telephone companies as our key suppliers and competitors is also compounded by the role some of these companies, such as SBC and Qwest, play as our resellers. These competitors may determine not to fulfill their obligations despite their contractual commitments to us. The failure by these resellers to fulfill their obligations to us would have a material adverse impact on our business.

   Cable modem service providers, such as Excite@Home and Road Runner, and their respective cable company customers, are deploying high-speed Internet access services over coaxial cable networks. Where deployed, these networks provide similar, and in some cases, higher-speed Internet access and RLAN access than we provide. They also offer these services at lower price points than our TeleSurfer services. As a result, competition with the cable modem service providers may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for our services.

   Many competitive telecommunications companies offer high-speed data services using a business strategy similar to ours. Some of these competitors have been offering DSL-based access services and others are likely to do so in the future. These companies may be acquired in whole or in part by one or more of our established resellers on highly favorable terms because of the currently low market values of companies in this sector or because they are in bankruptcy. In such instances, we could lose one or more of our resellers and face more robust competition, which would have a material adverse impact on our business. For example, one of our significant resellers, AT&T, recently acquired the operating assets of NorthPoint Communications. In addition, some competitive telecommunications companies have extensive fiber networks in many metropolitan areas primarily providing high-speed digital and voice circuits to large corporations, and have interconnection agreements with traditional telephone companies pursuant to which they have acquired central office space in many of our existing and target markets. Further, certain of our resellers have made investments in our competitors, and some of our resellers have deployed their own facilities to provide DSL-based access services. As a result of these factors, we may be unsuccessful in generating a significant number of new customers or retaining existing customers.

 Our business is difficult to evaluate because we have a limited operating history

   We were incorporated in October 1996 and introduced our services commercially in the San Francisco Bay Area in December 1997. Because of our limited operating history, you have limited operating and financial data upon which to evaluate our business. You should consider that we have the risks of an early stage company in a new and rapidly evolving market. To overcome these risks, we must:

  . sell our services directly in certain markets;

  . attract and retain end-users;

  . raise additional capital;

  . respond to competitive developments;

  . reduce our dependence on financially weak resellers;

  . continue to attract, retain and motivate qualified persons;

  . continue to upgrade our technologies in response to competition and market factors;

  . manage our traditional telephone company suppliers;

  . rapidly install high-speed access lines;

  . effectively manage the growth of our operations; and

  . deliver additional value added services to our customers without causing existing customers to cease reselling our services or reducing the volume or rate of growth of sales of our services.

 We have a history of losses and expect losses in the future

   We have incurred substantial losses and experienced negative cash flow each fiscal quarter since our inception in 1997. Through the fourth quarter of 2000, we have increased our capital expenditures and operating expenses each quarter in order to expand our business. Although we are in the process of reducing our capital expenditures, we expect to incur substantial additional net losses and substantial negative cash flow for the next several years due to continued development, commercial deployment and expansion of our network. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

  . the number of regions entered, the timing of entry and services offered;

  . network development schedules, closures and associated costs;

  . the rate at which customers and end-users purchase our services and the pricing of such services;

  . the financial condition of our customers;

  . the migration of end-users from financially-unsound customers to financially sound customers or to our own retail business;

  . the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

  . the network integration efforts between our different affiliated companies and the efficient migration of customers and end-users between these networks;

  . the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology;

  . pending litigation;

  . existing and future technology; and

  . unanticipated opportunities.

   In addition, we expect our net losses to increase in the future due to interest and debt issuance cost amortization charges related to the 1998 notes, the 1999 notes, the 2000 notes, and the 2000 convertible notes. For example:

  . Interest and debt issuance cost amortization charges relating to the 1998 notes were approximately $25.3 million during the year ending December 31, 2000. These charges will increase each year until the year ending December 31, 2004, during which period the interest and amortization charges will be approximately $36.9 million. This increase is due to the accretion of the 1998 notes to $260 million through March 2003.

  . Interest and debt issuance cost amortization charges relating to the 1999 notes were approximately $28.4 million during the year ending December 31, 2000 and will increase slightly each year to approximately $29.3 million during the year ending December 31, 2008.

  . Interest and debt issuance cost amortization charges relating to the 2000 notes were approximately $48.2 million during the year ending December 31, 2000 and will be $52.2 million each following year through the maturity of the notes in February 2010.

  . Interest and debt issuance cost amortization charges relating to the 2000 convertible notes were approximately $8.7 million during the year ending December 31, 2000, and will be approximately $33.1 million each following year until the 2000 convertible notes are converted or, if not converted, until maturity of the 2000 convertible notes in September 2005.

   Any future financing we are able to obtain may be on terms less favorable to us than the terms of our existing financings, and charges related to any such future financing may be proportionately greater.

 Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts and investors

   Our annual and quarterly operating results are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. These factors include:

  . the effect of our revised business plan on our relationships with our customers;

  . the amount and timing of capital expenditures and other costs relating to the filling of our network and the marketing of our services;

  . difficulties we may face in accessing the capital markets to fund such capital expenditures;

  . the bankruptcy or other financial difficulties experienced by our Internet service provider customers;

  . our ability to collect receivables from our customers;

  . receipt of timely payment from our Internet service provider and other customers;

  . our ability to migrate end-users from financially-unsound customers to financially sound customers or to our own retail business;

  . delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by traditional telephone companies and other third parties;

  . the ability to develop and commercialize new services by us or our competitors;

  . the ability to order or deploy our services on a timely basis to adequately satisfy end-user demand;

  . our ability to successfully operate our network and integrate the networks of our different affiliated companies;

  . the rate at which customers subscribe to our services;

  . the efficiency with which we operate redundant network and operational capabilities;

  . the necessity of decreasing the prices for our services due to competition, volume-based pricing and other factors;

  . our ability to retain Internet service provider, enterprise and telecommunications carrier customers and limit end-user churn rates;

  . our ability to migrate end-users from the network of one of our affiliates to another;

  . our ability to minimize costs of closing portions of our network, including central offices and other facilities in particular markets;

  . our ability to successfully defend our company against certain pending litigation;

  . the mix of line orders between consumer end-users and business end-users
    (which typically have higher margins);

  . the success of our relationships with AT&T, SBC and other third parties and distribution channels in generating significant end-user demand;

  . our ability to reduce our capital expenditures and other expenses without jeopardizing our relationships with key customers and suppliers;

  . the timing and willingness of traditional telephone companies to provide us with space on their premises and the prices, terms and conditions on which they make available the space to us;

  . the development and operation of our billing and collection systems and other operational systems and processes;

  . our ability to address control weaknesses identified during our 2000 year end financial statement closing process and audit;

  . our inventory and supply-chain management;

  . the rendering of accurate and verifiable bills by our traditional telephone company suppliers and resolution of billing disputes;

  . the incorporation of enhancements, upgrades and new software and hardware products into our network and operational processes that may cause unanticipated disruptions;

  . the changing interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the anti-trust laws;

  . legislative changes in the 1996 Telecommunications Act;

  . our ability to integrate the businesses we acquire into our business efficiently; and

  . the availability of equipment and services from key vendors.

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

   It is uncertain whether our strategy of selling and providing our service through Internet service providers, telecommunication carriers and others will be successful. This strategy creates marketing, operational and other challenges and complexities that are less likely to appear in the case of a single entity providing integrated DSL and Internet service provider services. For example, cable modem service providers, such as Excite@Home Corporation and Time Warner, Inc., market, sell and provide high-speed services, Internet access and content services on an integrated basis. Since we are currently selling most of our services to end-users through third parties, our ability to retain these end-users is largely dependent on the performance of these resellers. If these resellers fail to satisfy their obligations to their end-users, or if they do not pay us for our services, we may lose end-users or we may be forced to disconnect end-users. Also, our new DSL + IP and VBSP services may adversely affect our relationship with our current Internet service provider customers, since we will be providing some of the services that they provide. We do not anticipate that this will have a substantial adverse effect on our relationship with our Internet service provider customers because we will be able to provide our Internet service provider customers with these additional services at a lower cost than they would pay if they developed these additional services internally.

   The mergers and acquisitions between America Online, Inc. and Time Warner, Inc., between NTT and Verio, and between NEXTLINK and Concentric Network Corporation (now XO Communications)--highlight a growing trend among service providers and telecommunications carriers to combine the marketing, selling and provisioning of high-speed data transmission services, Internet access and content services. While we do not believe that such combined entities providing integrated services will materially adversely affect our business, no assurance can be given that such combinations will not ultimately have such a material adverse effect. Further, no assurance can be given that additional acquisitions of Internet service providers by traditional and local competitive telecommunications carriers, and other strategic alliances between such entities, will not harm our business.

   One of our competitors, NorthPoint Communications, has sold its network assets to AT&T. The acquisition of these assets by AT&T will potentially reduce the orders we receive from AT&T, introduce a formidable new competitor into our market, create uncertainty in the financial and business markets, and may reduce the prices our customers pay us for lines because of increased competition.

   In light of our acquisition of Laser Link.Net, Inc. and other changes we have made in our business, some of our existing Internet service provider customers may perceive us as a potential or actual competitor instead of as a supplier. Similarly, our acquisition of BlueStar, which sells its services directly to end-users, may cause our existing Internet service provider customers to view us as a competitor. Such Internet service providers may therefore reduce the volume or the rate of growth of the sales of our services, or may cease to resell our services. No assurance can be given that our provision of additional services will not alienate some or all of our existing customers and thus harm our business.

 Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business

   Our services are subject to federal, state and local government regulations. The 1996 Telecommunications Act, which became effective in February 1996, introduced widespread changes in the regulation of the telecommunications industry, including the digital access services segment in which we operate. The 1996 Telecommunications Act eliminates many of the pre-existing legal barriers to competition in the telecommunications services business and sets basic criteria for relationships between telecommunications providers.

   Among other things, the 1996 Telecommunications Act removes barriers to entry in the local telecommunications markets by preempting state and local laws that restrict competition by providing competitors interconnection, access to unbundled network elements, collocation, and retail services at wholesale rates. The FCC's primary rules interpreting the 1996 Telecommunications Act were issued on August 8, 1996. These rules have been reviewed by the U.S. Court of Appeals for the Eighth Circuit, the U.S. Court of Appeals for the District of Columbia, and the U.S. Supreme Court. The U.S. Supreme Court overruled the Eighth Circuit in January 1999 and upheld most of the FCC rules. In September 1999, the FCC adopted unbundling rules that responded to the Supreme Court's January 1999 decision. The FCC is currently considering petitions to reconsider this decision, and appeals of this decision are also currently pending before the Eighth Circuit.

   Since August 1996, the FCC has proposed and adopted further rules related to our ability to obtain access to unbundled network elements and other services. These decisions also have been the subject of litigation and appeals.

   In August 1998, the FCC stated that its rules required traditional local telephone companies to provide us access to copper wires in order to provide "advanced services," such as our DSL services.

   In November 1999, the FCC ruled that traditional local telephone companies must provide access to "line sharing" on an unbundled basis. The FCC reaffirmed this decision in January 2001. Line sharing permits us to provide a DSL service on the same telephone wire in which an end-user has analog, local telephone service. Only certain DSL technologies, such as ADSL, are designed to work on the same line as analog telephone service. Most traditional telephone companies provide ADSL service exclusively over line sharing. Without access to line sharing, we have to have the traditional telephone company install an additional telephone line to an end-user's premises. Without line sharing, we may not be able to provide a product that is competitive with the traditional telephone company's offering. A group of traditional telephone companies has appealed this decision to the D.C. Circuit Court of Appeals, and an adverse result in that court proceeding could harm our business.

   In January 2001, the FCC reaffirmed its line-sharing rules and also interpreted those rules as requiring traditional local telephone companies to facilitate "line-splitting"--the provisioning on a single loop of DSL service by a company like Covad while another competitive local exchange carrier provides analog, dial-up telephone service on the lower frequencies of the same loop. Beginning in 2001, we have generally begun provisioning new orders for consumer-grade services over line-shared telephone wires. If the traditional telephone companies fail to deliver line-shared telephone wires in sufficient quantities or to deliver functioning line-shared telephone wires in an acceptable period of time, the growth of our consumer business will be adversely affected. In addition, traditional local telephone companies have appealed both of these decisions to the D.C. Circuit Court of Appeals. The outcome of these appeals is uncertain and an unfavorable outcome could have a material adverse impact on our business.

   We have not entered into interconnection agreements that take full advantage of these new federal rules. We anticipate that traditional telephone companies will challenge these new rules in regulatory proceedings and court challenges. In addition, we anticipate that traditional telephone companies will resist full implementation of these federal and state rules. Any unfavorable decisions by the courts, the FCC, or state telecommunications regulatory commissions could harm our business. In addition, a failure to enforce these rules by the appropriate court, FCC, or state authority in a timely basis could slow down our deployment of services or could otherwise harm our business.

   FCC actions other than rulemaking proceedings can also impact our business. The 1996 Telecommunications Act also allows the Regional Bell Operating Companies (RBOCs, now BellSouth, Verizon, SBC and Qwest), which are the traditional telephone companies created by AT&T's divestiture of its local exchange business, to provide interLATA long distance services in their own local service regions upon a showing that the RBOC provides interconnection and access to companies like Covad as required by the Act. As a result, Covad is active in the RBOC interLATA entry process before the state commissions, the FCC, and the Department of Justice, all of which have a role in ensuring that the RBOC provides access and interconnection as required by the Act. The FCC has approved five RBOC applications to date, for Verizon in New York and Massachusetts and SBC in Texas, Oklahoma and Kansas. Currently pending before the FCC is Verizon's application in Connecticut which we expect will be granted very shortly. Given the FCC's grant of these applications, the FCC is likely to thereafter grant similar applications by Verizon, SBC, and the other RBOCs in other states. Covad has opposed such applications where it believes it has not received access and interconnection as required by the Act. Grants of long-distance authority to RBOCs will likely adversely affect the level of cooperation we receive from each of the RBOCs.

   In approving the merger of SBC and Ameritech in October 1999, the FCC required SBC/Ameritech to create a structurally-separate advanced services affiliate throughout the SBC/Ameritech service territory. The FCC required SBC/Ameritech to provide its own in-region DSL services through this affiliate, and the affiliate would be free from traditional telephone company regulation. The provision of DSL services by such an affiliate could harm our business. In June 2000, Bell Atlantic and GTE were ordered by the FCC to create such a similar affiliate, in the context of their merger into Verizon. However, in January 2001, the D.C. Circuit Court of Appeals reversed and vacated the FCC's SBC/Ameritech Merger Order on the basis that the separate affiliate requirement was inconsistent with the Communications Act.

   Changes to current regulations, the adoption of new regulations or policies by the FCC or state regulatory authorities, court decisions, or legislation, such as changes to the 1996 Telecommunications Act, could harm our business. In particular, a bill was introduced in the 107th Congress, H.R. 1542, that, if enacted, would harm our business by taking away access to line-sharing in certain cases and other legal rights we have to unbundled network elements and collocation, and by diminishing the incentive the Regional Bell Operating Companies have to provide us the elements, collocation and services we need to provide our services. Passage of this bill or similar legislation would adversely and significantly harm our business, and may cause us to eliminate or even disconnect certain services to particular end-users. In addition, passage of any of these bills may cause us to disrupt and change our existing network design and configuration.

   In addition to regulatory proceedings and decisions, we rely significantly upon private antitrust and other litigation to ensure that traditional local telephone companies provide us access to their networks as required by federal and state antitrust law, the Communications Act, and other legal requirements. We are pursuing antitrust and other remedies in federal district court against Verizon and BellSouth. In pursuing this litigation, we have incurred substantial expenses and overhead costs that may or may not lead to satisfactory results. A recent Seventh Circuit Court of Appeals decision in Goldwasser v. Ameritech has cast doubt and uncertainty as to our ability to pursue private antitrust remedies for actions by traditional local telephone companies that also violate the Communications Act. Some federal district courts in subsequent rulings have followed the Goldwasser decision, while others have not. We believe that the Goldwasser decision has already reduced traditional local telephone company incentives to provide us access to their networks as required by law. In addition, Verizon and BellSouth have filed motions to dismiss our pending litigation against them in federal district court on the basis of the Goldwasser decision. While we are opposing those motions to dismiss and believe that our position should prevail, we cannot predict the outcome of these motions.

 Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes

   Traditional telephone companies provide the unbundled DSL-capable lines or telephone wires that connect each end-user to our equipment located in the central offices. The 1996 Telecommunications Act generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. The nonrecurring and recurring monthly charges for DSL-capable lines (telephone wires) that we require vary greatly. These rates are subject to negotiations between us and the traditional telephone companies and to the approval of the state regulatory commissions. The rate approval processes for DSL-capable lines and other unbundled network elements typically involve a lengthy review of the rates proposed by the traditional telephone companies in each state. The ultimate rates approved typically depend on the traditional telephone company's initial rate proposals and the policies of the state public utility commission. These rate approval proceedings are time-consuming and expensive. Consequently, we are subject to the risk that the non-recurring and recurring charges for DSL-capable lines and other unbundled network elements will increase based on rates proposed by the traditional telephone companies and approved by state regulatory commissions from time to time, which would harm our operating results.

   On July 18, 2000, the United States Court of Appeals for the Eighth Circuit struck down the FCC's total element long run incremental cost methodology, which the FCC previously required state commissions to use in setting the prices for collocation and for unbundled network elements we purchase from the traditional telephone companies. The Court also rejected an alternative cost methodology based on "historical costs," which was advocated by the traditional telephone companies. In rejecting the FCC's cost methodology, the Court held that it is permissible for the FCC to prescribe a forward-looking incremental cost methodology that is based on actual incremental costs under the 1996 Telecommunications Act. In January 2001, the Supreme Court agreed to hear the appeal of this Eighth Circuit decision in the coming year.

   The Eighth Circuit's decision and the current Supreme Court appeal create additional uncertainty concerning the prices that we are obligated to pay the traditional telephone companies for collocation and unbundled network elements. The FCC may also adopt, or be required to adopt, new rules to reflect the cost methodology that was approved by the Eighth Circuit. It is uncertain whether the Eighth Circuit's decision will be affirmed by the United States Supreme Court. It is also uncertain whether the FCC and the state commissions will implement a new cost methodology as a result of this decision.

   The impact of these judicial and regulatory decisions on the prices we pay to the traditional telephone companies for collocation and unbundled network elements is highly uncertain. There is a risk that any new prices set by the regulators could be materially higher than current or currently expected prices. If we are required to pay higher prices to the local telephone companies for collocation and unbundled network elements, it could have a material adverse effect on our business.

 Challenges in obtaining space for our equipment on premises owned by the traditional local telephone companies harms our business

   We must secure physical space from traditional local telephone companies for our equipment in their central offices in order to provide our intended services in our targeted metropolitan statistical areas. In the past, we have experienced rejections of our applications to secure this space in many central offices, and we are likely to receive rejections when we apply for space in remote terminals. We must place our equipment in remote terminals in order to provide higher speed DSL service to a larger number of users. Remote terminals are used by traditional telephone companies to serve end-users through a combination of fiber optic technology and copper wires. Traditional telephone companies are increasing their deployment of fiber-fed remote terminal architectures (for example, SBC's "Project Pronto"). For us to provide copper based DSL services to these end-users, we need to access the copper telephone wires that terminate at these remote terminals.

   At least some (if not all) of the rejections of our applications for space on premises owned by the traditional local telephone companies in the past have not been based on an actual lack of space. In other instances, there may be real limitations on the availability of central office space in certain central offices and remote terminals. We expect that we will face additional rejections of our applications in many instances. Rejections of our applications for central office space have in the past resulted, and such applications and remote terminal applications could in the future result, in delays and increased expenses in the rollout of our services in our targeted metropolitan statistical areas, including delays and expenses associated with engaging in legal proceedings with the traditional telephone companies. This has harmed our business and is likely to continue to harm our business in the future periods.

   The Federal Communications Commission ("FCC") has been reviewing the policies and practices of the traditional telephone companies with the goal of facilitating the efforts of competitive telecommunications companies to obtain central office space and telephone wires more easily and on more favorable terms. On March 31, 1999, the FCC adopted rules to make it easier and less expensive for competitive telecommunications companies to obtain central office space and to require traditional telephone companies to make new alternative arrangements for obtaining central office space. While the FCC's new rules did increase our success in obtaining central office space, the FCC's new rules were not uniformly implemented in a timely manner and have been subject to litigation.

   Moreover, in March 2000, a federal appeals court struck portions of the FCC's new collocation rules, and has required the FCC to reconsider and review those rules. In particular, the appeals court has required the FCC to revise its rules concerning the types of equipment that we may collocate on the traditional telephone company premises and the steps that traditional telephone companies may take to separate their equipment from our equipment, and has impaired our ability to connect to other carriers in the central office. The remand of these collocation rules is currently pending before the FCC. The traditional telephone companies may implement the court's ruling and any subsequent FCC rules in a manner that impairs our ability to obtain collocation space, increase our costs, collocate the equipment of our choice on their premises, and connect to other carriers. Such actions by the traditional telephone companies could adversely affect our business and disrupt our existing network design, configuration and services.

   In September 1999, the FCC adopted rules that require traditional telephone companies to provide access to remote terminal locations and to require them to provide access to copper wires that terminate at these terminals. These rules went into effect in May 2000. However, traditional local telephone companies have filed petitions with the FCC for reconsideration of those rules and have also filed a court challenge before the Eighth Circuit Court of Appeals regarding those FCC rules. The outcome of these petitions and appeals is uncertain, and unfavorable outcome could adversely affect our business.

   In February of 2000, SBC sought a waiver from the FCC of certain merger conditions that it had agreed to as part of its merger with Ameritech. Specifically, SBC sought permission from the FCC to put ownership of certain advanced services equipment in the SBC ILECs, rather than in SBC's advanced services affiliate as required by those merger conditions. SBC sought the waiver in order to facilitate deployment of a new remote terminal architecture throughout its network (called "Project Pronto"). On September 7, 2000, the FCC adopted an order granting SBC's waiver request, subject to numerous conditions designed to ensure that competitive LEC's, such as us, have nondiscriminatory access to all of the features, functions and capabilities of the Pronto architecture. The FCC imposed similar conditions in approving the Bell Atlantic/GTE (now Verizon) merger. However, in January 2001, the D.C. Circuit Court of Appeals reversed and vacated the FCC's original order approving the SBC/Ameritech Merger Order, on the grounds the "separate advanced services affiliate" was inconsistent with the Communications Act. The outcome of these legal proceedings upon the method in which SBC and Verizon provide DSL services and the applicability of the FCC's Project Pronto access conditions remains uncertain and could adversely affect our business and disrupt our network design.

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

  . to use their technology and capabilities to meet certain telecommunications needs of our customers and to maintain our service standards;

  . to cooperate with us for the provision and maintenance of transmission facilities; and

  . to provide the services and network components that we order, for which they depend significantly on unionized labor. Labor issues have in the past, and may in the future, hurt the telephone companies' performance. For example, in August 2000, employees of Verizon Communications conducted a work stoppage that impaired its ability to provision, maintain and repair the telephone lines that we use to deliver our services.

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

   It has been and continues to be our experience that, at any given time, one or more of the traditional telephone companies will fail to deliver the central office space, transmission facilities, telephone wires or other elements, features and functions that our business requires. For example, the traditional telephone companies currently are significantly impairing our ability to efficiently install our services, and this has adversely affected the growth in the volume of orders we receive. The failure of the traditional telephone companies to consistently and adequately deliver operable telephone wires to us on time has significantly contributed to our backlog of uninstalled orders. The continued inadequate performance of the traditional telephone companies could slow the growth in our revenues and reduce the growth in orders placed by our customers, which could materially harm our business.

   On November 18, 1999, the FCC decided that the traditional local telephone companies must provide us and other competitive local exchange carriers with access to line sharing. The FCC reaffirmed this decision in January 2001 and clarified that traditional telephone companies had an obligation to facilitate the sharing of one copper wire between two competitive local exchange companies. These rules allow us to provide our services over the same telephone wire used by the traditional telephone companies to provide analog voice services. The FCC directed the traditional local telephone companies to enter into agreements with competitors, such as ourselves, and take the necessary steps to provide such access by mid-2000. Since early 2001, we have generally begun provisioning new orders for consumer-grade services over line-shared telephone wires. The traditional telephone companies have failed to promptly and properly deliver line-shared telephone wires to us in significant volumes, and this failure has materially harmed our business. If the traditional telephone companies continue to fail to deliver line-shared telephone wires in sufficient quantities and to deliver functioning line-shared telephone wires in an acceptable period of time, the growth of our consumer business will be adversely affected.

   Although we have entered into line sharing agreements with the major local telephone carriers, in many instances the permanent rates, terms and conditions of line sharing access have not yet been mutually agreed to between the traditional local phone companies and us. Many state commissions are either currently arbitrating or have not yet arbitrated disputes or set line sharing rates in connection with failed negotiations between traditional local phone companies and us. The outcome of these rate proceedings is uncertain and could adversely impact our business. In addition, traditional local telephone companies have appealed the FCC's November 1999 and January 2001 rules to the D.C. Circuit Court of Appeals, and the outcome of those appeals is uncertain and could adversely impact our business. We are experiencing ongoing difficulties with the traditional local telephone companies as they attempt to provide us with line sharing which has resulted in disruption and dislocation to our ability to provide our services. The performance of the various traditional telephone companies varies widely. The efforts of the traditional phone companies have adversely affected our ability to scale our consumer-grade services and to make those services profitable.

 Challenges in obtaining the overall cooperation of the traditional local telephone companies harms our business

   We face a variety of challenges in dealing with the traditional telephone companies which include the following:

  . they frequently claim lack of available facilities when asked by us to provide connections between central offices, remote terminals, and telephone wires to end-users;

  . they frequently fail to promise delivery of, and fail to deliver, properly connected telephone wires to our end-users on time;

  . they frequently fail to properly configure equipment that supports line-sharing, cross-connect telephone wires for us at the central offices, and otherwise fail to properly and timely deliver to us line-shared telephone wires;

  . they frequently do not cooperate in providing us with relevant telephone wire information, such as the length of the wire;

  . they frequently do not cooperate in resolving purported problems in the orders we submit to them for telephone wires and other facilities;

  . they frequently do not deploy interfaces or provide us with integrated software systems that allow us to seamlessly place large volumes of orders for telephone lines;

  . they frequently do not cooperate in resolving billing disputes and in assisting us in closing parts of our network in central offices at low or reasonable costs to us;

  . they frequently do not cooperate in testing installations, and trouble-shooting, maintaining and resolving problems relating to delivery of telephone lines; and

  . they frequently do not cooperate in providing relevant information about the presence and types of remote terminals that may be serving end-users.

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

   As the FCC modifies, changes and implements rules related to unbundling and collocation, we generally have to renegotiate our interconnection agreements with the traditional telephone companies in order to implement those new or modified rules. We may be unable to renegotiate these agreements in a timely manner, or we may be forced to arbitrate and litigate with the traditional telephone companies in order to obtain agreement terms that fully comply with FCC rules. As a result, although the FCC may implement rules or policies designed to speed or improve our ability to provide services, we may not be able to timely implement those rules or policies.

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

   Three of our executive officers, Jane Marvin, Rob Davenport and Frank Thomas, left the Company in May 2001. Ms. Marvin's duties as Executive Vice President, Human Resources have been assumed by Dhruv Khanna, who is now our Executive Vice President, Human Resources, General Counsel and Secretary.
Mr. Davenport's duties have been assumed by Terry Moya, our Executive Vice President, External Affairs and Corporate Development. Mr. Thomas' duties have been assumed by Anjali Joshi, Executive Vice President of Engineering. These departures may cause disruption to our business and may lead to the departures of other employees.

   Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, operations, sales, marketing, financial, legal, human resource, and managerial personnel as we add end-users to our network. Competition for such qualified personnel is intense. The recent significant drop in our stock price has greatly reduced or eliminated the value of stock options held by our employees, making it more difficult to retain employees in this competitive market. This is particularly the case in software development, network engineering and product management. We also may be unable to attract, assimilate or retain other highly qualified technical, operations, sales, marketing, financial, legal, human resource and managerial personnel. Our business will be harmed if we cannot attract the necessary technical, operations, sales, marketing, financial, legal, human resource and managerial personnel. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

 We depend on a limited number of third parties for equipment supply, service and installation

   We rely on outside parties to manufacture our network equipment and provide certain network services. These services and equipment include:

  . digital subscriber line access multiplexers;

  . customer premise equipment modems;

  . network routing and switching hardware;

  . network management software;

  . systems management software;

  . database management software;

  . collocation space; and

  . Internet connectivity and Internet protocol services.

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

   Our reliance on third-party vendors involves additional risks, including:

  . the possibility that some manufacturers will leave the DSL equipment business because of the financial uncertainties facing many DSL companies;

  . the absence of guaranteed capacity; and

  . reduced control over delivery schedules, quality assurance, production yields and costs.

   The loss of any of our relationships with these suppliers could harm our business.

 We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders

   In addition to our acquisitions of Laser Link.Net, Inc. and BlueStar Communications Group, Inc., we intend to consider acquisitions of businesses and technologies in the future on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any acquisition, including the Laser Link and BlueStar acquisitions, may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and networks gained through acquisitions and strategic investments with our own. In a strategic investment where we acquire a minority interest in a company, we may lack control over the operations and strategy of the business, and we cannot guarantee that such lack of control will not interfere with the integration of services and distribution channels of the business with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such strategic investments and acquisitions. We cannot guarantee that we successfully will:

  . identify attractive acquisition and strategic investment candidates;

  . complete and finance additional acquisitions on favorable terms; or

  . integrate the acquired businesses or assets into our own.

   We cannot guarantee that the integration of our business with any acquired company's business, including the businesses of Laser Link and BlueStar, will be accomplished smoothly or successfully, if at all. Any of these factors could materially harm our business or our operating results in a given period.

 The broadband communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use

   The broadband communications industry is subject to rapid and significant technological change, including continuing developments in DSL technology, which does not presently have widely accepted standards, and alternative technologies for providing broadband communications, such as cable modem technology. As a consequence:

  . we will rely on third parties, including some of our competitors and potential competitors, to develop and provide us with access to communications and networking technology;

  . our success will depend on our ability to anticipate or adapt to new technology on a timely basis; and

  . we expect that new products and technologies will emerge that may be superior to, or may not be compatible with, our products and technologies.

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

 Interference in the traditional telephone companies' copper plant could degrade the performance of our services

   Certain tests indicate that some types of DSL technology may cause interference with, and be interfered with by other signals present in a traditional telephone company's copper plant, usually with lines in close proximity. In addition, as we continue to implement line sharing with the traditional local telephone companies, our deployment of our ADSL data services could interfere with the voice services of the traditional local telephone companies carried over the same line or adjacent lines. If it occurs, such interference could cause degradation of performance of our services or the services of the traditional local telephone companies and render us unable to offer our services on selected lines. The amount and extent of such interference will depend on the condition of the traditional telephone company's copper plant and the number and distribution of DSL and other signals in such plant and cannot now be ascertained. When interference occurs, it is difficult to detect.

   In November 1999, the FCC established a loop spectrum policy designed to facilitate the introduction of new loop technologies (such as new flavors of xDSL) while at the same time minimizing interference. The FCC also established a Network Reliability and Interoperability Council V (NRIC V), of which Covad is a member, to recommend further policies and procedures in this regard. As a result, the procedures to resolve interference issues between competitive telecommunications companies and traditional telephone companies are still being developed and may not be effective ultimately.

   In the past we have agreed to and litigated interference resolution procedures with certain traditional telephone companies. However, we may be unable to successfully negotiate similar procedures with other traditional telephone companies in future interconnection agreements or in renewals of existing interconnection agreements and may be required to litigate these issues. In addition, the failure of the traditional telephone companies to take timely action to resolve interference issues could harm the provision of our services. If our TeleSpeed and TeleSurfer services cause widespread network degradation or are perceived to cause that type of interference, actions by the traditional telephone companies or state or federal regulators could harm our reputation, brand image, service quality, customer satisfaction and retention, and overall business. Moreover, ostensible interference concerns have in the past been, continue to currently and may in the future be used by the traditional telephone companies as a pretext to delay the deployment of our services and otherwise harm our business.

 Our intellectual property protection may be inadequate to protect our proprietary rights

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

 We must comply with federal and state tax and other surcharges on our service, the levels of which are uncertain

   Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate services and intrastate services. Interstate surcharges include Federal Universal Service Fees, Common Carrier Regulatory Fees and TRS Fund fees. In addition, state regulators impose similar surcharges and fees on intrastate services and the interpretation of these surcharges and fees is uncertain in many cases. The division of our services between interstate services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or relevant state commission authorities. The FCC is currently considering the jurisdictional nature of Internet service provider-bound traffic, as a result of a March 24, 2000 decision by the United States Court of Appeals for the D.C. Circuit related to the jurisdictional nature of analog, dial-up traffic to the Internet. A change in the characterization of their jurisdictions could cause our payment obligations, pursuant to the relevant surcharges, to increase. In addition, pursuant to periodic revisions by state and federal regulators of the applicable surcharges, we may be subject to increases in the surcharges and fees currently paid. Also, a determination of the jurisdictional nature of our DSL services may require us to commit additional resources to regulatory compliance, such as tariff filings.

ITEM 2. PROPERTIES

   We are headquartered in Santa Clara, California in facilities under leases that will expire beginning on or before January 31, 2005. We also lease office space in many of the metropolitan statistical areas in which we conduct operations. We also own our network operations center in Manassas, Virginia.

   We have completed the process of consolidating our office space in Santa Clara as well as our office spaces in Denver and Virginia. In connection with our restructuring, we are closing a facility in Alpharetta, Georgia. We also lease central office space from the traditional telephone company in each region that we operate or plan to operate under the terms of our interconnection agreements and obligations imposed by state public utilities commissions and the FCC. While the terms of these leases are perpetual, the productive use of our central office space is subject to the terms of our interconnection agreements. We will increase our central office space if we choose to expand our network geographically.

ITEM 3. LEGAL PROCEEDINGS

   We are engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with multiple traditional telephone companies. These negotiations, arbitrations and proceedings concern the traditional telephone companies' denial of physical central office space to us in certain central offices, the cost and delivery of central office spaces, the delivery of transmission facilities and telephone lines, billing issues and other operational issues. In connection with the agreements with SBC Communications, Inc. that we announced on September 11, 2000, we settled pending litigation against SBC affiliates. This settlement also resolves our commercial arbitration proceeding against Pacific Bell. Covad remains involved in certain regulatory proceedings against SBC affiliates Pacific Bell, Southwestern Bell and Ameritech.

   Several of our shareholders have filed class action lawsuits against us, our former president and Chief Executive Officer, Robert E. Knowling, and our current executive vice president and Chief Financial Officer, Mark H. Perry. These lawsuits were filed in the United States District Court for the Northern District of California during the fourth quarter of 2000. The complaints in these matters allege violations of federal securities laws on behalf of persons who purchased our securities, including those who purchased common stock and those who purchased convertible notes, during the periods from September 7, 2000 to October 17, 2000 or September 7, 2000 to November 14, 2000. The relief sought includes monetary damages and equitable relief. In addition, during the fourth quarter of 2000, six purchasers of the convertible notes have filed complaints in California Superior Court for the County of Santa Clara. These complaints allege fraud and deceit, negligence and violations of state securities laws in connection with our convertible notes offering. The relief sought includes rescission of their purchases of approximately $142 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages. Two of these plaintiffs, holding $48 million in aggregate principal amount of the convertible notes, have dismissed their complaints without prejudice. While we do believe that we have strong defenses in these lawsuits, the ultimate outcome of these litigation matters is inherently unpredictable and there is no guarantee we will prevail.

   We also received a letter from a purported bondholder threatening to file a lawsuit against our board of directors for breach of fiduciary duty if we do not meet with them to discuss our prospects. We believe that we have strong defenses to the threatened lawsuit, but the outcome of litigation is inherently unpredictable and there is no guarantee we would prevail.

   In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit. We also recently filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing antitrust and other claims in this lawsuit arising out of BellSouth's conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. Both BellSouth and Verizon have asked the courts to dismiss Covad's cases on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech, which dismissed a consumer antitrust class action against Ameritech. Covad is opposing the BellSouth and Verizon motions, and while we believe our position should prevail, we cannot predict the outcome of these motions.

   In addition, Verizon has separately filed suit against us in the United States District Court for the Eastern District of Virginia, asserting infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode Transmission System." However, on February 18, 2000 the court issued a summary judgment ruling holding that we had not infringed Verizon's patent. Verizon's appeal of that decision is currently pending in the United States Court of Appeals for the Federal Circuit, and while we expect that we will prevail on appeal, the outcome of such an appeal is inherently uncertain.

   A manufacturer of telecommunications hardware named "COVID" has filed an opposition to our trademark application for the mark "COVAD and design" and is seeking to cancel our registration of the COVAD trademark. We do not believe that this opposition has merit, but trademark proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the "COVAD" name. COVID has also filed a complaint in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. COVID is seeking an injunction to stop us from using the COVAD trademark, as well as an award of monetary damages. We do not believe that these claims have any merit, but the outcome of litigation is unpredictable and we cannot guarantee that we will prevail.

   We anticipate that some or all of the Laser Link shareholders will file lawsuits against us seeking damages arising out of our alleged failure to register the Covad shares that they received in exchange for their Laser Link shares. We do not believe that these claims have any merit, but we cannot guarantee we will prevail in these suits.

   See "Item 1. Business--Customers" for a description of bankruptcy proceedings of certain of our customers and the disposition of our lines that remain in service with certain of these customers.

   We are also a party to a variety of legal proceedings as either plaintiff or defendant, or are engaged in business disputes that arise in the ordinary course of business. We do not believe the ultimate outcome of these matters will have a material impact on our financial condition or results of operations.

   Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We are not currently engaged in any other legal proceedings that we believe could have a material adverse effect on our business, prospects, operating results and financial condition. We are, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound or we may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm our business.

   In addition, we are engaged in a variety of negotiations, arbitrations and regulatory proceedings with multiple traditional telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies' denial of physical central office space to us in certain central offices, the cost and delivery of central office space, the delivery of transmission facilities and telephone lines and other operational issues. In connection with the agreements with SBC Communications, Inc. ("SBC") that were announced on September 11, 2000, we settled pending litigation against certain SBC affiliates. This settlement also resolved our commercial arbitration proceeding against Pacific Bell. We remain involved in certain regulatory proceedings against SBC affiliates Pacific Bell, Southwestern Bell, and Ameritech. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the quarter ended December 31, 2000, we did not submit any matters to the vote of our security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Price Information and Dividend Policy For Our Common Stock

   Our common stock has been traded on the Nasdaq National Market under the symbol "COVD" since January 22, 1999, the date of our initial public offering. Prior to that time, there was no public market for our common stock. Due to the delay in filing our Annual Report on Form 10-K for 2000, our common stock has traded on the Nasdaq National Market under the symbol "COVDE" since April 23, 2001. The following table sets forth, for the period indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market. These prices have been adjusted to account for stock splits in May, 1999 and March, 2000.

   Fiscal Year Ended December 31, 1999                             High   Low
   -----------------------------------                            ------ ------
   First Quarter.................................................  31.67  18.00
   Second Quarter................................................  48.25  26.38
   Third Quarter.................................................  45.00  24.83
   Fourth Quarter................................................  43.58  25.85

   Fiscal Year Ended December 31, 2000                             High   Low
   -----------------------------------                            ------ ------
   First Quarter................................................. $66.25 $38.63
   Second Quarter................................................ $45.75 $15.44
   Third Quarter................................................. $23.06 $13.38
   Fourth Quarter................................................ $12.00 $ 1.34

   Fiscal Year Ending December 31, 2001
   ------------------------------------
   First Quarter................................................. $ 4.72 $ 1.16
   Second Quarter (through May 23, 2001)......................... $ 1.52 $ 0.75

   On May 22, 2001, the last reported sale price for our common stock on the Nasdaq National Market was $1.09 per share. As of May 18, 2001, there were 1,011 holders of record of our common stock, and there were no holders of record of our Class B common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                     For the Year Ended December 31,
                               -----------------------------------------------
                                  2000         1999         1998       1997
                               -----------  -----------  ----------  ---------
                                 (dollars in thousands, except per share
                                                 amounts)
Consolidated Statement of
 Operations Data:
Revenues, net................  $   158,736  $    66,488  $    5,326  $      26
Depreciation and
 amortization................      178,425       37,602       3,406         70
Provision for restructuring
 expenses....................        4,988          --          --         --
Provision for long-lived
 asset impairment............      589,388          --          --         --
Loss from operations.........   (1,354,192)    (171,601)    (37,682)    (2,767)
Interest expense.............     (109,863)     (44,472)    (15,217)       (12)
Loss before cumulative effect
 of change in accounting
 principle...................   (1,433,887)    (195,397)    (48,121)    (2,612)
Cumulative effect of change
 in accounting principle.....       (9,249)         --          --         --
Net loss.....................  $(1,443,136) $  (195,397) $  (48,121) $  (2,612)
Basic and diluted loss per
 common share before
 cumulative effect of change
 in accounting principle.....  $     (9.41) $     (1.83) $    (3.75) $   (0.35)
Basic and diluted cumulative
 effect of accounting change
 per common share............  $     (0.06) $       --   $      --   $     --
Basic and diluted net loss
 per common share............  $     (9.47) $     (1.83) $    (3.75) $   (0.35)
Weighted average common
 shares used in computing
 basic and diluted per share
 amounts.....................  152,358,589  107,647,812  12,844,203  7,361,000
Pro forma amounts assuming
 the accounting change is
 applied retroactively:
    Net Loss.................  $(1,433,887) $  (204,646) $  (48,121) $  (2,612)
    Net loss attributable to
     common stockholders.....  $(1,433,887) $  (205,792) $  (48,121) $  (2,612)
    Basic and diluted net
     loss per common share...  $     (9.41) $     (1.91) $    (3.75) $   (0.35)

                                            As of December 31,
                               -----------------------------------------------
                                  2000         1999         1998       1997
                               -----------  -----------  ----------  ---------
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments......  $   869,834  $   767,357  $   64,450  $   4,378
Net property and equipment...      338,409      186,059      59,145      3,014
Total assets.................    1,511,485    1,147,606     139,419      8,074
Long-term obligations,
 including current portion...    1,374,673      375,050     142,879        783
Total stockholders' equity
 (deficit)...................     (182,663)     690,291     (24,706)     6,498

                                As of and for the Year Ended December 31,
                               -----------------------------------------------
                                  2000         1999         1998       1997
                               -----------  -----------  ----------  ---------
Other Operating and Financial
 Data:
Homes and businesses passed..   40,000,000   29,000,000   6,000,000    278,000
Lines installed..............      274,000       57,000       4,000         26
Capital expenditures for
 property and equipment......  $   319,234  $   174,054  $   41,177  $   1,617

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in "Part I. Item 1. Business--Risk Factors" and elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement. See "--Forward Looking Statements."

Overview

   We are a leading provider of high-speed Internet access and related communications services which we sell to businesses and consumers directly or indirectly through Internet service providers, telecommunications carriers and other resellers. These services include a range of high-speed, high-capacity gateways for connecting end-users to the Internet and corporate networks using traditional copper telephone wiring. The technology that makes this possible is commonly referred to as "digital subscriber line" or "DSL."

   We sell our services directly to business and consumer end-users through our direct and telephone sales force and our website. We also sell our services to Internet service providers and telecommunications carriers, who resell our services to their business and consumer end-users. Our other customers are large companies with established brand names or other organizations that resell our Internet access services.

   We have a relatively short operating history because we were incorporated in October 1996. We introduced our services commercially in the San Francisco Bay Area in December 1997. As of March 31, 2001, we believe we have one of the largest nationally deployed digital subscriber line networks based on our approximately 1,800 operational central offices that pass more than 40 million homes and businesses. As of March 31, 2001, we had approximately 319,000 high-speed Internet access lines in service using digital subscriber line technology. We have received orders for our services from more than 250 Internet service provider and telecommunications carrier customers. We also provide dial-up Internet access service to over 400,000 customers through Covad Integrated Services, our private label Internet service provider. We are also developing a variety of services that are enhanced or enabled by our high-speed network and we are entering into business arrangements in order to bring a variety of additional service offerings to our customers and their end-users.

   Since our inception, we have generated significant net losses and we continue to experience negative operating cash flow. As of December 31, 2000, we had an accumulated deficit of approximately $1.69 billion. We expect these losses and negative cash flow to continue at least into 2003, requiring us to raise additional capital. In addition we have limited cash reserves and uncertainty exists concerning our ability to raise additional capital and continue as a going concern.

   Furthermore, we devoted substantial resources to the various internal control weaknesses and accounting reviews described hereafter, which (i) resulted in the restatement of our interim financial statements for each of the three quarters in the period ended September 30, 2000 and (ii) delayed the filing of our year-end financial results. As a result, the filing of our first quarter Report on Form 10-Q for 2001 has been delayed as well.

   During the year ending December 31, 2000, we acquired two companies, LaserLink.net and BlueStar Communications Group, Inc. LaserLink was acquired by issuing approximately 5 million common shares at an average market price of $61.52 in exchange for all outstanding common shares of LaserLink. The Laser Link subsidiary now does business as Covad Integrated Services. BlueStar was acquired by issuing approximately 6.1 million shares at an average market price of $14.23 in exchange for all outstanding preferred and common stock of BlueStar. BlueStar is now a wholly-owned subsidiary that also does business as Covad Business

Solutions ("BlueStar" or "CBS"). Additional information on these acquisitions is available in Note 5 to the Consolidated Financial Statements.

   We disaggregate our business operations based upon differences in services and marketing channels even though the cash flows from these operations are not largely independent of each other. Our wholesale division ("Wholesale") is a provider of broadband communications services, which involve DSL technology, to ISP, enterprise and telecommunications customers. Our Covad Integrated Services ("CIS") division, formerly known as Laser Link, is a provider of Internet access services to corporations and other organizations. Our Covad Business Services ("CBS") division, formerly known as BlueStar, is a provider of broadband communications and Internet services to small and medium-sized businesses in Tier II and Tier III cities. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other items not allocated to the segments.

   We evaluate performance of the segments based on segment operating results.

 Revenue Recognition and Change in Accounting Principle

   See Note 1 to the accompanying financial statements for a discussion of our revenue recognition policy.

   We performed a review of the agreements and contracts between us and our customers related to services provided in 2000. We confirmed these agreements with our customers, recalculated the revenues based on the combined terms of the agreements, and determined the propriety of our application of customer payments. We also analyzed customer disputes and adjusted the timing of related customer credits to coincide with the accounting period during which the related revenue was recorded.

   As a result of this review, revenues reported for the nine months ended September 30, 2000 have been restated. Since the review confirmed that controls needed to be strengthened, extensive efforts have been made to provide additional controls. Although implementation is ongoing, we believe the new control procedures will assure that revenue is recognized in accordance with accounting principles generally accepted in the United States.

   We also reviewed our incentive programs, including market development funds. We concluded that certain market development funds recorded as advertising expenses during the first three quarters of 2000 should be classified as a reduction of revenue. This reclassification did not impact our previously reported loss from operations or our net loss for the year ended December 31, 2000.

   During the fourth quarter of 2000, retroactive to January 1, 2000, we changed our method of accounting for up-front fees associated with DSL service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Previously, we had recognized up-front fees as revenues upon activation of DSL service. Under the new accounting method, which was adopted retroactive to January 1, 2000, we now recognize up-front fees associated with DSL service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Also as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, we now treat the incremental direct costs of DSL service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to expense using the straight-line method over 24 months.

   The cumulative effect of the change in accounting principle resulted in a charge to operations of $9.2 million which is included in net loss for the year ended December 31, 2000. The effect of the change in accounting principle on the year ended December 31, 2000 was to increase loss before cumulative effect of change in accounting principle by $51.5 million ($0.33 per share). For the year ended December 31, 2000, we recognized approximately $18.7 million in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the year was to decrease net loss by $4.6 million. Although SAB 101 substantially alters the timing of recognition of certain revenues and treatment of certain costs in our consolidated financial statements, it does not affect our consolidated cash flows.

 Internet Service Provider Resale Channel Difficulties

   Some of our channel partners became delinquent in their payments to us and failed to give us reasonable assurances of future payment. In the third and fourth quarters of 2000, we only recognized revenue for these customers when cash is received, after the collection of all previous outstanding accounts receivable balances.

   For the quarters ended September 30, 2000 and December 31, 2000, we billed those customers approximately $21.8 million and $18.2 million, respectively, which we did not recognize as revenue or accounts receivable.

   In order to limit the adverse financial impact to Covad of these customers, we have taken a series of actions including, but not limited, to the following:
We stopped taking new orders from some of these Internet service provider customers, but continued to install and maintain previously accepted orders from certain of them. We have terminated our contracts with some of these Internet service provider customers who were unresponsive to our efforts to maintain an on-going business relationship. While our goal is to maintain consistent high quality service to end-users, we have also decided to disconnect some end-users that are purchasing our services from delinquent Internet service provider customers. Although we have successfully migrated some of their lines to another channel partner or to our own network under the Covad Safety Net program, there can be no assurance that these end-users will continue to purchase our services from us or from another one of our Internet service provider customers. Even if we are able to move these end-users to other Internet service provider customers or to our network, it will require a significant amount of our resources, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business. We have also worked proactively to collect outstanding amounts billed to these customers.

   Based on our experience to this point, we expect to retain approximately 50% of the lines that are with these customers and the remainder will be disconnected.

   Even though we are making progress in reducing the number of subscribers for which we are not currently recognizing revenue, there is no assurance that we will be able to completely restore the remaining lines to revenue producing status or that we will not encounter future payment problems from our customers.

   Some of our distressed Internet service provider customers, including Flashcom, Inc., Fastpoint Communications, Inc., Zyan Communications and Relay Point, Inc., have filed for bankruptcy protection. It is likely that these bankruptcies will impair our ability to collect the amounts owed to us and constrain our ability to migrate these lines to other Internet service provider customers or to our own network. We have been required to continue to provide services to these Internet service providers during the pendancy of the bankruptcy proceedings. The bankruptcy court ordered Zyan Communications to prepay us for our future services on a weekly basis beginning in January 2001 and Zyan made those payments until March, 2001. For some Internet service providers in bankruptcy proceedings, we have received bankruptcy court approval to solicit their end-users and attempt to move them to another one of our Internet service providers or to our own service.

   However, in light of the financial position of many Internet service providers, should a particular Internet service provider customer become subject to reorganization or bankruptcy proceedings, no assurance can be given that we will be able to collect payments owed to us or retain payments or other consideration (including subscriber lines) already received by us.

 International Investments

   During 2000, Covad made international strategic investments in Dishnet Limited Partnership ("Dishnet"), ACCA Networks ("ACCA"), and Loop Holdings Inc. ("Loop"), totaling $23 million, $11.7 million and $50 million, respectively. Dishnet, ACCA and Loop are providers of DSL services in India, Japan and Spain. All of these investments are accounted for using the equity method of accounting.

   In February 2000, we acquired a 6% American Depository Receipt ("ADR") equity interest in DishnetDSL Limited ("Dishnet"), a privately held, Indian telecommunications company, in exchange for cash payments totaling approximately $23 million. In February 2000, we licensed our OSS software to Dishnet and another entity for $28 million, $24 million of which was received in cash on such date. We also agreed to provide support, customization and training services relating to the OSS license up to an aggregate cost of $2.5 million. We recorded $2.5 million of the OSS license proceeds received from Dishnet as a liability and the remaining proceeds of $21.5 million have been offset against capitalized internal use software costs. Any future proceeds under the license agreement will be recorded under the cost recovery method when received as a reduction of the Company's capitalized internal-use software costs.

   In August 2000, we acquired a 42% preferred equity interest in ACCA Networks Co., Ltd. ("ACCA"), a privately held, development stage Japanese telecommunications Company, in exchange for cash payments aggregating approximately $11.7 million. In addition, in August 2000, we sold a license for our OSS software to ACCA for $9 million, $2 million of which was received in cash during 2000. The remainder is due in installments of $2 million in April 2001 and $5 million in December 2005. We may also receive certain royalty payments from ACCA in the future under terms of the OSS license agreement. We also agreed to provide support, customization and training services to ACCA relating to the OSS license up to an aggregate cost of $2 million. We recorded $2 million of the OSS license proceeds received from ACCA as a liability in August 2000, and the remainder of such proceeds will be recorded under the cost recovery method when received as a reduction of capitalized internal use software costs.

   In September 2000, we acquired 100% of the capital stock of Loop Holdings Europe ApS ("Loop Holdings"), which owns 70% (a 43% voting interest) of the preferred stock of Loop Telecom, S.A. ("Loop Telecom"), a privately held, development stage Spanish telecommunications company. Consideration for the acquisition of the capital stock of Loop Holdings consisted of $15 million in cash and nonrecourse notes payable aggregating $35 million. In March 2001, we declined to make the first scheduled payment of $15 million under the terms of the nonrecourse notes payable. As a result, our indirect preferred equity interest in Loop Telecom was diluted to 21% (a 21% voting interest) and its obligations under the nonrecourse notes payable were released. We have netted the nonrecourse notes payable aggregating $35 million against the equity investment balance and we have written-off our initial $15 million investment balance in Loop Holdings through a charge to operations in the fourth quarter of 2000 due to uncertainties concerning the recoverability of such investment.

Results of Operations

 Three Years Ended December 31, 2000

 Revenues, net

   We recorded net revenues of $158.7 million for the year ended December 31, 2000, $66.5 million for the year ended December 31, 1999, and $5.3 million for the year ended December 31, 1998. The increase in revenues in all periods is mainly attributable to growth in the number of customers and end-users resulting from our increased sales and marketing efforts and the expansion of our national network. We expect revenues to increase in future periods as we add additional end-users, introduce new services and increase our sales and marketing efforts. Revenues for the year ended December 31, 2000, were comprised of $133.5 million from our wholesale channel, $19.4 million from Covad Integrated Services (CIS) and $5.8 million from Covad Business Solutions
(CBS).

 Network and Product Costs

   We recorded network and product costs of $430.3 million for the year ended December 31, 2000, $101.4 million for the year ended December 31, 1999, and $15.8 million for the year ended December 31, 1998. The increase in network and product costs in all periods is attributable to the expansion of our network and increased orders resulting from sales and marketing efforts. We expect network and product costs to increase significantly in future periods due to increased sales activity and expected revenue growth.

 Sales, Marketing, General and Administrative Expenses

   Sales, marketing, general and administrative expenses were $294.8 million for the year ended December 31, 2000, $96.1 million for the year ended December 31, 1999, and $23.5 million for the year ended December 31, 1998. Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team, and sales commissions. The increase in sales, marketing, general and administrative expense for all years is attributable to growth in personnel in all areas and the continued expansion of our sales and marketing efforts, deployment of our network, expansion of our facilities and building of our operating infrastructure. In addition, in 1999, sales, marketing, general and administrative expenses increased over 1998 primarily due to increased advertising. Sales, marketing, general and administrative expenses are expected to increase in absolute terms, but decrease as a percentage of revenue as we continue to grow our business.

   Operating expenses, which include network and product costs and selling, marketing, general and administrative expenses, for the year ended December 31, 2000, were comprised of $624.1 million from our wholesale channel, $15.5 million from CIS and $25.6 million from BlueStar.

 Provision for Bad Debts

   We recorded bad debt expenses of $11.3 million for the year ended December 31, 2000, $3.0 million for the year ended December 31, 1999 and $0.2 million for the year ended December 31, 1998. Bad debt expense was 6.7%, 4.5% and 4.3% of net revenue for the periods ending December 31, 2000, 1999 and 1998. The increase in percentage is to account for the increased risk that some of our resellers face in obtaining additional financing and our experiences from prior periods.

 Depreciation and Amortization of Property and Equipment

   Depreciation and amortization include:

  . depreciation of network costs and related equipment;

  . depreciation of information systems, furniture and fixtures;

  . amortization of improvements to central offices, regional data centers and network operations center facilities and corporate facilities; and

  . amortization of capitalized software costs.

   Depreciation and amortization of property and equipment was approximately $91.2 million for the year ended December 31, 2000, $27.9 million for the year ended December 31, 1999, and $3.4 million for the year ended December 31, 1998. The increase was due to the addition of equipment and facilities placed in service throughout the year. We expect depreciation and amortization to decrease in the short term due to the impairment write-down of long-lived assets that was recorded in 2000.

   Depreciation and amortization expenses for the year ended December 31, 2000, were comprised of $79.4 million from our wholesale channel, $1.6 million from CIS and $6.1 million from CBS.

 Amortization of Intangible Assets

   In January 1999, we recorded intangible assets of $28.7 million in conjunction with the issuance of preferred stock at less than fair market value to AT&T Ventures, NEXTLINK (now XO Communications) and Qwest Communications.

   In connection with the Laser Link acquisition completed in the first quarter of 2000, we recorded approximately $402.5 million of goodwill and other intangible assets. In connection with the BlueStar acquisition completed in the third quarter of 2000, we recorded approximately $149.6 million of goodwill and other intangible assets. For both acquisitions, goodwill was determined based on the residual difference between the amount paid for the acquired company and the values assigned to identified tangible and intangible assets and liabilities. As described in the "Provision for Long-Lived Asset Impairment" section below, we have written off all goodwill and the majority of other intangible assets previously recorded, including the amounts recorded at the time of the acquisition of Laser Link and BlueStar. For the year ended December 31, 2000, the write-off of the goodwill and intangible assets results in a charge of $483.0 million, which is included in the provision for long-lived asset impairment.

 Provision for Restructuring Expenses

   In the fourth quarter of 2000, we announced our decision to reduce the number of central offices in service and to take steps to reduce our costs. These decisions were driven by changes in the external markets and based upon a comprehensive review of internal operations. The plan includes the following steps:

  . closing approximately 200 under performing or not fully built out central offices, holding the size of our network at approximately 1800 central offices;

  . reducing our workforce by approximately 638 employees, which represents approximately 21% of our workforce;

  . closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia, Santa Clara, California and Denver, Colorado;

  . restructuring our BlueStar subsidiary to streamline our direct sales and marketing channel; and

  . evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising.

   In connection with this restructuring plan, we recorded a charge to operations of approximately $5.0 million in the fourth quarter of 2000 relating to employee severance benefits that met the recording requirements for the year ended December 31, 2000.

   The Company expects to record additional restructuring expenses of approximately $15 million during the first quarter of 2001. These expenses consist principally of collocation and building lease termination costs that did not meet the requirements for accrual as of December 31, 2000. Additional expenses related to the restructuring may be incurred in future periods.

 Provision for Long-Lived Asset Impairment

   At the end of 2000, various indicators pointed to a possible impairment of our long-lived assets. Such indicators included deterioration in the business climate for Internet and DSL service companies, the reduced availability of private or public funding for such businesses, significant declines in the market values of our competitors in the DSL service industry and changes in our strategic plans.

   We performed asset impairment tests by comparing the expected aggregate undiscounted cash flows to the carrying amounts of the long-lived assets. Based on the results of these tests, we determined that our long-lived assets were impaired.

   With the assistance of independent valuation experts, we then determined the fair value of our long-lived assets. Fair value was determined using the discounted cash flow method and the market comparison method. A write-down of $589.4 million was recorded as of the fourth quarter of 2000, reflecting the amount by which the carrying amount of certain long-lived assets exceed their respective fair values. The write-down consisted of $390.6 million for goodwill, $92.4 million for other intangible assets and $106.4 million for certain property and equipment.

   In connection with this write-down, all of the goodwill recorded as part of the Laser Link and BlueStar acquisitions has been eliminated. No impairment write-downs of long-lived assets were recorded during 1999 and 1998.

   Following the completion of our long-lived asset impairment analysis as of December 31, 2000, we also re-evaluated the remaining estimated useful lives of our long-lived assets, including intangibles. As a result, effective January 1, 2001, we are reducing the remaining estimated useful lives of all long-lived assets, (excluding buildings and leasehold improvements) that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions will be depreciated or amortized over five years.

 Write-off of In-process Research & Development Costs

   During the year ended December 31, 2000, we recorded an expense in the amount of $3.7 million for the write-off of in-process research and development ("IPRD") costs that we obtained through the acquisition of Laser Link. There were no write-offs of IPRD for the periods ending December 31, 1999 and December 31, 1998.

 Net Interest Expense

   Net interest expense for the years ended December 31, 2000, 1999, and 1998 was $57.0 million, $23.8 million, and $10.4 million, respectively. Net interest expense during these periods consisted primarily of interest expense on our 13.5% senior discount notes due 2008 issued in March 1998, our 12.5% senior notes due 2009 issued in February 1999, our 12% senior notes due 2010, our 6% convertible senior notes due 2005 and capital lease obligations. Net interest expense was partially offset by interest income earned on cash balances on hand during the year.

   We expect net interest expense to increase in 2002 due to the interest expense attributable to our 2000 6% convertible notes due 2005 and to the decreasing interest income generated by our cash as it is being used to fund our operations.

 Investment Losses

   We recorded losses and write downs on investments for the period ending December 31, 2000, in the amount of $35.9 million. This included impairment write downs of equity investments of $17.8 million, our equity in the losses of unconsolidated affiliates of $6.5 million and the recognition of other than temporary losses on short-term investments of $11.6 million. We did not recognize similar expenses for the years ending December 31, 1999 or December 31, 1998.

 Income Taxes

   We made no provision for taxes because we operated at a loss for the years ended December 31, 2000, 1999, and 1998. As of December 31, 2000, we had net operating loss carryforwards for federal tax purposes of approximately $785.0 million which will expire in the years 2011 through 2020, if not utilized. We also had net operating losses carryforwards for state income tax purposes of approximately $386.0 million which expire in the years 2004 through 2010, if not utilized.

   Realization of our deferred tax assets relating to net operating loss carryforwards is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $411.7 million, $8.3 million and $18.5 million during 2000, 1999 and 1998, respectively.

 Preferred Dividends

   We did not recognize any preferred dividends for the year ending December 31, 2000. The holders of preferred stock were entitled to receive dividends payable in preference and priority to any payment of dividends on common stock. The cumulative dividends at December 31, 1998, for preferred stock were approximately $1.1 million, all of which were converted into 133,587 shares of common stock in connection with our IPO in January 1999. For the year ended December 31, 1999, this was recorded as a preferred dividend.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133 and postponed its effective date. SFAS No. 133/138 establishes standards for reporting information about derivative instruments and hedging activities, require that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position, and require that those instruments be measured at fair value. We will be required to adopt SFAS No. 133/138 effective January 1, 2001. We do not expect the adoption of SFAS No. 133/138 to have a material effect on our consolidated financial position or results of operations.

Quarterly Financial Information (Unaudited)

   In connection with our financial statement closing process for the year ended December 31, 2000, we have restated our unaudited interim consolidated financial statements for previously reported quarters in 2000. Management believes that weaknesses in internal controls prompted these adjustments to prior periods. The restated unaudited quarterly financial information depicted below reflects prior period adjustments principally in the following areas: (i) the treatment of a start-up fee associated with a customer contract,
(ii) customer billings, (iii) the treatment of certain Market Development Funds payments and customer or vendor rebates, (iv) the treatment of certain labor and other costs, (iv) inventory valuation adjustments (vi) the recognition of certain liabilities and (vii) business acquisitions and unconsolidated equity investments. The prior period adjustments resulted in (i) decreases in our unaudited revenues of $21.1 million, $14.9 million and $16.8 million during the three-month periods ended March 31, June 30 and September 30, 2000, respectively, (ii) increases in our unaudited net loss of $29.0 million, $21.5 million and $51.5 million during the three-month periods ended March 31, June 30 and September 30, 2000, respectively, and (iii) increases in our unaudited basic and diluted net loss per share of $0.20, $0.14 and $0.33 during the three-month periods ended March 31, June 30 and September 30, 2000, respectively.

   During the fourth quarter of 2000, retroactive to January 1, 2000, we adopted SAB No. 101, which requires up-front revenues to be deferred. Also, as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, we now treat the incremental direct costs of DSL service activation as deferred charges in amounts that are no greater than the up-front fees that are deferred.

   For the three-month periods ended March 31, June 30, September 30 and December 31, 2000, we recognized approximately $4.8 million, $4.7 million, $4.6 million and $4.5 million of revenues, respectively, that were included in the SAB No. 101 cumulative effect adjustment as of January 1, 2000. The effect of that revenue during those periods was to decrease net loss by approximately $1.2 million during each of those periods.

   The Company's 2000 and 1999 unaudited consolidated quarterly financial information, as previously reported and restated, is a follows (in thousands):

                                                        Three months ended
                          -----------------------------------------------------------------------------------
                          Previously             Previously              Previously
                           Reported   Restated    Reported   Restated     Reported     Restated
                           March 31   March 31    June 30     June 30   September 30 September 30 December 31
                          ----------  ---------  ----------  ---------  ------------ ------------ -----------
2000:
Revenues, net...........  $  41,807   $  20,750  $  58,160   $  43,244   $  56,341    $  39,523    $  55,219
Network and product
 costs..................  $  31,349   $  66,008  $  43,614   $  88,891   $  58,122    $ 129,818    $ 145,581
Sales, marketing,
 general and
 administrative.........  $  89,172   $  52,757  $ 102,462   $  64,917   $ 123,538    $  89,311    $  87,861
Provision for
 restructuring
 expenses...............        --          --         --          --          --           --     $   4,988
Provision for long-lived
 asset impairment.......        --          --         --          --          --           --     $ 589,388
Loss from operations....  $(100,681)  $(188,311) $(133,029)  $(152,720)  $(179,617)   $(229,046)   $(854,115)
Loss before cumulative
 effect of accounting
 change.................  $(107,225)  $(127,010) $(131,478)  $(153,021)  $(194,836)   $(246,344)   $(907,512)
Cumulative effect of
 accounting change......        --    $  (9,249)       --          --          --           --           --
Net loss................  $(107,225)  $(136,259) $(131,478)  $(153,021)  $(194,836)   $(246,344)   $(907,512)
Basic and diluted loss
 per share:
  Loss before cumulative
   effect of accounting
   change...............  $   (0.73)  $   (0.86) $   (0.86)  $   (1.00)  $   (1.25)   $   (1.58)   $   (5.40)
  Cumulative effect of
   accounting change....  $     --    $   (0.06) $     --    $     --    $     --     $     --     $     --
  Net loss..............  $   (0.73)  $   (0.93) $   (0.86)  $   (1.00)  $   (1.25)   $   (1.58)   $   (5.40)

1999:
Revenues, net...........  $   5,596         N/A  $  10,833         N/A   $  19,141          N/A    $  30,918
Network and product
 costs..................  $   9,729         N/A  $  18,849         N/A   $  30,039          N/A    $  42,827
Sales, marketing,
 general and
 administrative.........  $  14,342         N/A  $  17,361         N/A   $  24,424          N/A    $  39,961
Loss from operations....  $ (23,777)        N/A  $ (34,613)        N/A   $ (46,851)         N/A    $ (66,360)
Net Loss................  $ (28,904)        N/A  $ (41,852)        N/A   $ (54,105)         N/A    $ (70,536)
Preferred dividends.....  $  (1,146)        N/A        --          N/A         --           N/A          --
Net loss attributable to
 common stockholders....  $ (30,050)        N/A  $ (41,852)        N/A   $ (54,105)         N/A    $ (70,536)
Basic and diluted loss
 per share..............  $   (0.37)        N/A  $   (0.41)        N/A   $   (0.47)         N/A    $   (0.53)

   The following is a reconciliation of the unaudited 2000 quarterly net loss amounts previously reported by us and the restated 2000 quarterly net loss amounts depicted above (in thousands):

                                            Three months ended
                              ------------------------------------------------
                              March 31,  June 30,   September 30, December 31,
                                2000       2000         2000          2000
                              ---------  ---------  ------------- ------------
Net loss, as previously
 reported (except for the
 quarter ended December 31,
 2000)....................... $(107,225) $(131,478)   $(194,836)   $(907,512)
Adjustments attributed to
 specific quarters:(1)
  Prior Period adjustments...   (13,762)    (4,857)     (33,985)         N/A
  Cumulative effect of
   accounting change.........    (9,249)       N/A          N/A          N/A
  Adoption of SAB No. 101....    (6,023)   (16,686)     (17,523)         N/A
                              ---------  ---------    ---------    ---------
Net loss, as restated........ $(136,259) $(153,021)   $(246,344)   $(907,512)
                              =========  =========    =========    =========

--------
(1) Certain adjustments were allocated to quarters on a reasonable and rational basis.

   Our network and product costs have increased in every quarter, reflecting costs associated with customer and end-user growth and the deployment of our network in existing and new regions. Our selling, marketing, general and administrative expenses have increased in every quarter and reflect sales and marketing costs associated with the acquisition of customers and end-users, including sales commissions, and the development of regional and corporate infrastructure. In addition, certain costs, including certain labor and stock-based compensation expenses, that do not change our previously reported net loss have been reclassified to network and product costs from sales, marketing, general and administrative expenses. Depreciation and amortization has increased in each quarter, primarily reflecting the purchase of equipment associated with the deployment of our networks. We have experienced increasing net losses on a quarterly basis as we increased operating expenses and increased depreciation as a result of increased capital expenditures, and we expect to sustain quarterly losses for at least the next several years. See "Item 1. Business--Risk Factors--We have a history of losses and expect increasing losses in the future." Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including the factors described in "Part I. Item 1. Business--Risk Factors." Factors that may affect our operating results include:

  . the bankruptcy or other financial difficulties experienced by our Internet service provider and other customers;

  . our ability to collect "past-due" receivables from certain key customers;

  . receipt of timely payment from our Internet service providers and other customers;

  .  the financial condition of our customers;

  . our ability to attract and retain Internet service provider, enterprise and telecommunications carrier customers and limit end-user churn rates;

  .  the rate at which customers subscribe to our services;

  . the rate at which traditional telephone companies can provide us telephone wires over which we sell our service;

  . the ability to order or deploy our services on a timely basis to adequately satisfy end-user demand;

  .  our ability to successfully operate our network;

  . our ability to address control weaknesses identified during the year end audit;

  . decreases in the prices for our services due to competition, volume-based pricing and other factors;

  . the success of our relationships with strategic partners, and other potential third parties in generating significant subscriber demand;

  . the mix of line orders between consumer end-users and business end-users (which typically have higher margins);

  . the ability to develop and commercialize new services by us or our competitors;

  . the willingness, timing and ability of traditional telephone companies to provide us with central office space;

  . the amount and timing of capital expenditures and other costs relating to the expansion of our network, our network capacity and new service offerings;

  . the impact of regulatory developments, including interpretations of the 1996 Telecommunications Act;

  . delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by traditional telephone companies and other third parties;

  .  our ability to raise additional capital;

  . and the absence of an adverse result in the shareholder and noteholder litigation.

   Many of these factors are outside of our control. See "Item 1. Business-- Risk Factors--Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts and investors."

Liquidity and Capital Resources

   Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the design, creation, implementation and maintenance of our Operational Support System, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $319.2 million for the year ending December 31, 2000. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be less in future periods while capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add.

   From our inception through December 31, 2000, we financed our operations primarily through private placements of $220.6 million of equity securities, $1,232 million in net proceeds raised from the issuance of the notes, and $719 million in net proceeds raised from public equity offerings. As of December 31, 2000, we had an accumulated deficit of $1.7 billion, and cash, cash equivalents, and short-term investments of $869.8 million. In addition, we had a net capital deficiency as of December 31, 2000 of $182.7 million.

   Net cash used in our operating activities was $496.5 million for the year ended December 31, 2000. The net cash used for operating activities during this period was primarily due to the net losses of $1.4 billion, increases in assets of $76.4 million, offset by non-cash expenses of $840.6 million that included $11.3 million provisions for bad debts, $178.4 million for depreciation and amortization, $594.4 million for restructuring and asset impairment, $9.2 million for the cumulative effect of SAB 101 and $26.2 million of other expenses. Additionally, accounts payable, other current liabilities and unearned revenue increased by $173.3 million.

   Net cash used in our investing activities was $185.7 million for the year ended December 31, 2000. The net cash used for investing activities during this period was primarily due to purchases of property and equipment of $319.2 million, the acquisition of businesses and equity investments of $51.3 million, payment of collocation fees of $25.0 million, recovery of internal use software costs of $21.5 million and the net proceeds received from the sale of investments of $159.2 million.

   Net cash provided by financing activities for the year ended December 31, 2000 was $1.0 billion, which primarily related to the net proceeds of $413.3 million from the issuance of the 2000 notes with an aggregate principal amount of $425.0 million, $484.4 million from the issuance of the convertible notes with an aggregate principal amount of $500.0 million and $150.0 million in net proceeds from our agreement with SBC to take a minority ownership position in us.

   We expect to experience substantial negative cash flow from operating and investing activities for at least the next two years due to continued development, commercial deployment and addition of new end-users to our networks. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

  . the rate at which customers and end-users purchase and pay for our services and the pricing of such services;

  .  the financial condition of our customers;

  . the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

  . the rate at which we invest in engineering, development and intellectual property with respect to existing and future technology;

  . the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

  .  pending litigation;

  .  existing and future technology;

  .  unanticipated opportunities;

  .  network development schedules and associated costs; and

  .  the number of regions entered, the timing of entry and services offered.

   In addition, we may wish to selectively pursue possible acquisitions of or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings, and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional debt or equity financing on favorable terms or at all, in order to finance such an acquisition or investment.

   We believe that our current cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2002. An adverse judgment in the securities litigation, noteholder litigation or other adverse business, legal, regulatory or legislative development would accelerate the time at which we would need additional financing. If necessary, we will develop a contingency plan to address any material adverse developments arising in the securities litigation. We also recognize that we will be required to raise this additional capital, at times and in amounts which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition which could require a restructuring, sale or liquidation of our company.

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

  . expectations as to the impact of our service offerings on our margins;

  . the possibility that we may obtain significantly increased sales volumes;

  . the impact of our national advertising campaign on brand recognition and operating results;

  . plans to make strategic investments and acquisitions and the affect of such investments and acquisitions;

  . estimates and expectations of future operating results, including expectations regarding our monthly burn rate and the number of installed lines;

  . expectations regarding the time frames, rates, terms and conditions for implementing "line sharing;"

  . plans to develop and commercialize value-added services;

  . projections of the amount of additional capital required to fund our business and the sufficiency of our current cash to meet our future needs;

  . our anticipated capital expenditures;

  . plans to enter into business arrangements with broadband-related service providers;

  . expectations regarding the development and commencement of our voice services;

  . our plans to expand our existing networks or to commence service in new metropolitan statistical areas;

  . estimates regarding the timing of launching our service in new metropolitan statistical areas;

  . our ability to manage our relations with our bondholders;

  . the effect of regulatory reform and the securities and regulatory litigation;

  . the effect of other litigation currently pending; and

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

   These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

  . collect receivables from certain key customers;

  . retain end-users that are serviced by delinquent Internet service provider customers;

  . successfully market our services to current and new customers;

  . generate customer demand for our services in the particular regions where we plan to market services;

  . successfully defend our company against certain pending litigation;

  . successfully reduce our operating costs and overhead in light of the financial circumstances of many of our Internet service provider customers while continuing to provide good customer service;

  . successfully continue to increase the number of business-grade lines;

  . achieve favorable pricing for our services;

  . respond to increasing competition;

  . manage growth of our operations; and

  . access regions and negotiate suitable interconnection agreements with the traditional telephone companies, all in a timely manner, at reasonable costs and on satisfactory terms and conditions consistent with regulatory, legislative and judicial developments.

   All written and oral forward-looking statements made in connection with this Report on Form 10-K which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Part I. Item 1. Business--Risk Factors" and other cautionary statements included in this Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness as of March 31, 2001, including our 1998 notes, our 1999 notes, our 2000 notes and our convertible notes, is fixed-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

                                     INDEX

   (a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements. The following Financial Statements of Covad Communications Group, Inc. and Report of Independent Auditors are filed as part of this report.

       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Balance Sheets

       Consolidated Statements of Operations

       Consolidated Statements of Stockholders' Equity (Deficit)

       Consolidated Statements of Cash Flows

       Notes to Consolidated Financial Statements

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Covad Communications Group, Inc.

   We have audited the accompanying consolidated balance sheets of Covad Communications Group, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covad Communications Group, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

   The accompanying consolidated financial statements have been prepared assuming that Covad Communications Group, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operating and investing activities and it has a stockholders' deficit as of December 31, 2000. In addition, a number of the Company's customers have experienced financial difficulties and certain of them have filed for bankruptcy protection. Furthermore, several of the Company's stockholders and purchasers of its convertible notes have filed lawsuits against the Company and certain of its current and former officers alleging violations of federal and state securities laws. The relief sought in these lawsuits includes rescission of certain convertible note sales completed by the Company in September 2000 and unspecified damages. Additionally, subsequent to December 31, 2000, the Company has received two notices of default relating to its lack of compliance with a covenant contained in one of its senior note indentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 3, 6 and 9 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

   As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition and related incremental direct costs in accordance with guidance contained in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

                                          /s/ Ernst & Young LLP

Walnut Creek, California
May 23, 2001

                        COVAD COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                                             December 31,
                                                        -----------------------
                                                           2000         1999
                                                        -----------  ----------
                        ASSETS

Current assets:
 Cash and cash equivalents............................  $   558,440  $  216,038
 Short-term investments...............................      311,394     551,319
 Restricted cash and investments......................       27,748      27,112
 Accounts receivable, net of allowances of $13,864 at
  December 31, 2000 ($2,057 at December 31, 1999).....       26,877      15,392
 Unbilled revenues....................................        7,246       5,419
 Other receivables....................................        6,389       1,219
 Inventories..........................................       14,221       8,547
 Prepaid expenses and other current assets............        5,884       6,047
                                                        -----------  ----------
   Total current assets...............................      958,199     831,093
Property and equipment, net...........................      338,409     186,059
Intangible assets, net................................       74,888      72,152
Restricted investments................................       12,722      36,512
Investments in unconsolidated affiliates..............       30,347         --
Deferred costs of service activation..................       52,831         --
Deferred debt issuance costs..........................       36,890      12,369
Other long-term assets................................        7,199       9,421
                                                        -----------  ----------
   Total assets.......................................  $ 1,511,485  $1,147,606
                                                        ===========  ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Current portion of long-term debt....................  $    43,735  $      --
 Current portion of capital lease obligations.........        2,566         268
 Accounts payable.....................................       72,896      19,539
 Accrued collocation and network service fees.........       39,910       8,898
 Accrued interest.....................................       38,706      10,979
 Accrued market development funds.....................       13,860       4,442
 Accrued restructuring expenses.......................        3,980         --
 Other accrued liabilities............................       64,203      33,170
                                                        -----------  ----------
   Total current liabilities..........................      279,856      77,296
Long-term debt, net of discount of $10,227 at December
 31, 2000 ($11,321 at December 31, 1999)..............    1,324,704     374,738
Long-term portion of capital lease obligations........        3,668          44
Unearned revenue and other............................       85,920       5,237
                                                        -----------  ----------
   Total liabilities..................................    1,694,148     457,315
Commitments and contingencies
Stockholders' Equity (Deficit):
 Preferred stock, $0.001 par value; 5,000,000 shares
  authorized; no shares issued and outstanding at
  December 31, 2000 and 1999..........................          --          --
 Common Stock, $0.001 par value; 590,000,000 shares
  authorized; 171,937,452 shares issued and
  outstanding at December 31, 2000 (132,331,316
  shares issued and outstanding at December 31,
  1999)...............................................          172         133
 Common Stock--Class B, $0.001 par value; 10,000,000
  shares authorized; no shares issued and outstanding
  at December 31, 2000 (6,379,177 shares issued and
  outstanding at December 31, 1999)...................          --            6
 Additional paid-in capital...........................    1,509,365     851,538
 Deferred stock-based compensation....................       (3,067)     (6,513)
 Notes receivable from stockholders...................         (423)        --
 Accumulated other comprehensive income...............          556      91,257
 Accumulated deficit..................................   (1,689,266)   (246,130)
                                                        -----------  ----------
   Total stockholders' equity (deficit)...............     (182,663)    690,291
                                                        -----------  ----------
   Total liabilities and stockholders' equity
    (deficit).........................................  $ 1,511,485  $1,147,606
                                                        ===========  ==========

                            See accompanying notes.

                        COVAD COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except share and per share amounts)

                                              Year ended December 31,
                                         ------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  ----------
Revenues, net........................... $   158,736  $    66,488  $    5,326
Operating expenses:
  Network and product costs.............     430,298      101,445      15,842
  Sales, marketing, general and
   administrative.......................     294,846       96,086      23,529
  Provision for bad debts...............      11,257        2,956         231
  Depreciation and amortization of
   property and equipment...............      91,205       27,888       3,342
  Amortization of intangible assets.....      87,220        9,714          64
  Provision for restructuring expenses..       4,988          --          --
  Provision for long-lived asset
   impairment...........................     589,388          --          --
  Write-off of in-process research and
   developments costs...................       3,726          --          --
                                         -----------  -----------  ----------
    Total operating expenses............   1,512,928      238,089      43,008
                                         -----------  -----------  ----------
Loss from operations....................  (1,354,192)    (171,601)    (37,682)

Other income (expense):
  Interest income.......................      52,901       20,676       4,778
  Realized gain on short-term
   investments..........................      13,466          --          --
  Other than temporary losses on short-
   term investments.....................     (11,579)         --          --
  Impairment write-down of other equity
   investments..........................     (17,826)         --          --
  Equity in losses of unconsolidated
   affiliates...........................      (6,452)         --          --
  Interest expense......................    (109,863)     (44,472)    (15,217)
  Miscellaneous income, net.............        (342)         --          --
                                         -----------  -----------  ----------
  Other (expense) income, net...........     (79,695)     (23,796)    (10,439)
                                         -----------  -----------  ----------
Loss before cumulative effect of change
 in accounting principle................  (1,433,887)    (195,397)    (48,121)
Cumulative effect of change in
 accounting principle...................      (9,249)         --          --
                                         -----------  -----------  ----------
Net loss................................  (1,443,136)    (195,397)    (48,121)
Preferred dividends.....................         --        (1,146)        --
                                         -----------  -----------  ----------
Net loss attributable to common
 stockholders........................... $(1,443,136) $  (196,543) $  (48,121)
                                         ===========  ===========  ==========
Basic and diluted loss per common share
 before cumulative effect of change in
 accounting principle................... $     (9.41) $     (1.83) $    (3.75)
                                         ===========  ===========  ==========
Basic and diluted cumulative effect of
 accounting change per common share..... $     (0.06) $       --   $      --
                                         ===========  ===========  ==========
Basic and diluted net loss per common
 share.................................. $     (9.47) $     (1.83) $    (3.75)
                                         ===========  ===========  ==========
Weighted average common shares used in
 computing basic and diluted per share
 amounts................................ 152,358,589  107,647,812  12,844,203
                                         ===========  ===========  ==========
Pro forma amounts assuming the
 accounting change is applied
 retroactively:
    Net Loss............................ $(1,433,887) $  (204,646) $  (48,121)
                                         ===========  ===========  ==========
    Net loss attributable to common
     stockholders....................... $(1,433,887) $  (205,792) $  (48,121)
                                         ===========  ===========  ==========
    Basic and diluted net loss per
     common share....................... $     (9.41) $     (1.91) $    (3.75)
                                         ===========  ===========  ==========

                            See accompanying notes.

                       COVAD COMMUNICATIONS GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (Amounts in thousands, except share amounts)

                     Convertible                                                      Notes      Accumulated
                   Preferred Stock       Common Stock     Additional    Deferred    Receivable      Other
                  ------------------- -------------------  Paid-In    Stock-Based      From     Comprehensive Accumulated
                    Shares     Amount   Shares     Amount  Capital    Compensation Stockholders Income (Loss)   Deficit
                  -----------  ------ -----------  ------ ----------  ------------ ------------ ------------- -----------
Balances at
December 31,
1997 ...........   26,625,002   $ 18   25,562,709   $ 26  $    9,677    $  (611)      $ --         $   --     $    (2,612)
Issuance of
common stock ...          --      --      928,785      1         570        --          --             --             --
Issuance of
Series B
preferred stock
 ................      150,003     --          --     --          100        --          --             --             --
Issuance of
Series C
preferred stock
 ................      594,238     --          --     --        1,100        --          --             --             --
Issuance of
common stock
warrants as part
of debt offering
issuance costs
 ................          --      --          --     --        2,928        --          --             --             --
Issuance of
common stock
warrants
pursuant to debt
offering .......          --      --          --     --        8,221        --          --             --             --
Deferred stock-
based
compensation ...          --      --          --     --        8,074     (8,074)        --             --             --
Amortization of
deferred stock-
based
compensation ...          --      --          --     --          --       3,997         --             --             --
Net loss .......          --      --          --     --          --         --          --             --         (48,121)
                  -----------   ----  -----------   ----  ----------    -------       -----        -------    -----------
Balances at
December 31,
1998............   27,369,243     18   26,491,494     27      30,670     (4,688)        --             --         (50,733)
Issuance of
common stock....          --      --   48,999,989     49     725,692        --          --             --             --
Issuance of
common stock
upon exercise of
warrants........          --      --   15,652,382     16         (11)       --          --             --             --
Issuance of
Series C and D
preferred
stock...........    9,568,766      6          --     --       59,994        --          --             --             --
Deferred charge
related to
issuance of
Series C and D
preferred
stock...........          --      --          --     --       28,700        --          --             --             --
Conversion of
Series A, Series
B and Series C
preferred stock
to common
stock...........  (27,369,243)   (18)  41,053,864     41         (23)       --          --             --             --
Conversion of
Series C1 and D1
preferred
stock...........   (9,568,766)    (6)   6,379,177      6         --         --          --             --             --
Preferred
dividends.......          --      --      133,587    --          (77)       --          --             --             --
Conversion of
convertible
preferred
stock...........          --      --          --     --          --         --          --             --             --
Deferred stock-
based
compensation....          --      --          --     --        6,593     (6,593)        --             --             --
Amortization of
deferred stock-
based
compensation....          --      --          --     --          --       4,768         --             --             --
Unrealized gains
on investments..          --      --          --     --          --         --          --          91,257            --
Net loss........          --      --          --     --          --         --          --             --        (195,397)
                  -----------   ----  -----------   ----  ----------    -------       -----        -------    -----------
Balances at
December 31,
1999............          --      --  138,710,493    139     851,538     (6,513)        --          91,257       (246,130)
Issuance of
common stock....          --      --   18,101,646     18     155,385        --          --             --             --
Issuance of
common stock
upon exercise of
options.........          --      --    5,461,935      5      12,080        --          --             --             --
Issuance of
common stock for
acquisitions of
businesses......          --      --   11,097,753     11     480,645       (407)        --             --             --
Repurchase of
common stock....          --      --   (1,434,375)    (1)        --         --          --             --
Issuance of
warrants........          --     --           --     --        9,089        --          --             --             --
Assumption of
notes receivable
from
stockholders in
connection with
business
acquisitions....          --      --          --     --          --         --         (423)           --             --
Deferred stock-
based
compensation....          --      --          --     --          628       (628)        --             --             --
Amortization of
deferred stock-
based
compensation....          --      --          --     --          --       4,481         --             --             --
Unrealized
losses on
available-for-
sale
securities......          --      --          --     --          --         --          --         (88,985)           --
Foreign currency
translation.....          --      --          --     --          --         --          --          (1,716)           --
Net loss........          --      --          --     --          --         --          --             --      (1,443,136)
                  -----------   ----  -----------   ----  ----------    -------       -----        -------    -----------
Balances at
December 31,
2000............          --      --  171,937,452   $172  $1,509,365    $(3,067)      $(423)       $   556    $(1,689,266)
                  ===========   ====  ===========   ====  ==========    =======       =====        =======    ===========
                      Total
                  Stockholders'
                      Equity
                    (Deficit)
                  -------------
Balances at
December 31,
1997 ...........   $     6,498
Issuance of
common stock ...           571
Issuance of
Series B
preferred stock
 ................           100
Issuance of
Series C
preferred stock
 ................         1,100
Issuance of
common stock
warrants as part
of debt offering
issuance costs
 ................         2,928
Issuance of
common stock
warrants
pursuant to debt
offering .......         8,221
Deferred stock-
based
compensation ...           --
Amortization of
deferred stock-
based
compensation ...         3,997
Net loss .......       (48,121)
                  -------------
Balances at
December 31,
1998............       (24,706)
Issuance of
common stock....       725,741
Issuance of
common stock
upon exercise of
warrants........             5
Issuance of
Series C and D
preferred
stock...........        60,000
Deferred charge
related to
issuance of
Series C and D
preferred
stock...........        28,700
Conversion of
Series A, Series
B and Series C
preferred stock
to common
stock...........           --
Conversion of
Series C1 and D1
preferred
stock...........           --
Preferred
dividends.......           (77)
Conversion of
convertible
preferred
stock...........           --
Deferred stock-
based
compensation....           --
Amortization of
deferred stock-
based
compensation....         4,768
Unrealized gains
on investments..        91,257
Net loss........      (195,397)
                  -------------
Balances at
December 31,
1999............       690,291
Issuance of
common stock....       155,403
Issuance of
common stock
upon exercise of
options.........        12,085
Issuance of
common stock for
acquisitions of
businesses......       480,249
Repurchase of
common stock....            (1)
Issuance of
warrants........         9,089
Assumption of
notes receivable
from
stockholders in
connection with
business
acquisitions....          (423)
Deferred stock-
based
compensation....           --
Amortization of
deferred stock-
based
compensation....         4,481
Unrealized
losses on
available-for-
sale
securities......       (88,985)
Foreign currency
translation.....        (1,716)
Net loss........    (1,443,136)
                  -------------
Balances at
December 31,
2000............   $  (182,663)
                  =============

                            See accompanying notes.

                        COVAD COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                  Year ended December 31,
                                               --------------------------------
                                                  2000        1999       1998
                                               -----------  ---------  --------
Operating Activities:
Net loss.....................................  $(1,443,136) $(195,397) $(48,121)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Provision for bad debts....................       11,257      2,956       231
  Depreciation and amortization..............      178,425     37,602     3,406
  Loss on disposition of equipment...........          524        358       --
  Provision for restructuring expenses.......        4,988        --        --
  Provision for long-lived asset impairment..      589,388        --        --
  Write-off of in-process research and
   development costs.........................        3,726        --        --
  Amortization of deferred stock-based
   compensation..............................        4,481      4,768     3,997
  Issuance of warrants.......................        9,089        --        --
  Accretion of interest on investments.......      (25,093)    (6,240)      --
  Accretion of debt discount and amortization
   of deferred debt issuance costs...........       27,826     20,269    16,009
  Other than temporary losses on short-term
   investments...............................       11,579        --        --
  Impairment write-down of other equity
   investments...............................       17,826        --        --
  Equity in losses of unconsolidated
   affiliates................................        6,452        --        --
  Cumulative effect of change in accounting
   principle.................................        9,249        --        --
  Net changes in operating assets and
   liabilities:
   Restricted cash...........................         (635)      (565)     (225)
   Accounts receivable.......................      (18,932)   (16,416)   (2,139)
   Unbilled revenue..........................       (1,827)    (4,756)     (659)
   Inventories...............................       (5,662)    (7,601)     (903)
   Prepaid expenses and other current
    assets...................................        3,534     (5,005)   (1,103)
   Deferred costs of service activation......      (52,831)       --        --
   Accounts payable..........................       41,047      5,815    14,324
   Other current liabilities.................       51,773     50,518     5,585
   Unearned revenue and other................       80,459      4,687       544
                                               -----------  ---------  --------
     Net cash used in operating activities...     (496,493)  (109,007)   (9,054)
Investing Activities:
Cash acquired through business acquisitions..        4,330        --        --
Purchase of short-term investments...........     (613,307)  (558,212)      --
Maturities of short-term investments.........      679,615    104,390       --
Sale of short-term investments...............       92,917        --        --
Purchase of restricted investments...........          --     (73,435)      (15)
Redemption of restricted investments.........       26,875     13,214       --
Purchase of property and equipment...........     (319,234)  (174,054)  (41,177)
Recovery of internal-use software costs......       21,500        --        --
Payment of collocation fees..................      (25,038)   (34,132)  (18,326)
Acquisition of equity investments in
 unconsolidated affiliates...................      (51,341)       --        --
Purchase of other long-term assets...........       (2,053)    (7,627)   (1,734)
                                               -----------  ---------  --------
Net cash used in investing activities........     (185,736)  (729,856)  (61,252)
Financing Activities:
Repayment of long-term debt..................       (5,457)       --        --
Proceeds from issuance of long-term debt and
 warrants, net...............................      897,619    205,049   129,328
Principal payments under capital lease
 obligations.................................       (2,347)      (267)     (238)
Proceeds from common stock issuance, net of
 repurchase..................................      167,487    725,746       571
Proceeds from preferred stock issuance.......          --      60,000     1,200
Payment on short-term borrowings and line of
 credit......................................      (32,900)       --        --
Payment of long-term debt and common stock
 offering costs..............................          --         --       (483)
Payment of preferred dividends...............          --         (77)      --
                                               -----------  ---------  --------
Net cash provided by financing activities....    1,024,402    990,451   130,378
Effect of foreign currency translation on
 cash and cash equivalents...................          229        --        --
                                               -----------  ---------  --------
Net increase in cash and cash equivalents....      342,402    151,588    60,072
Cash and cash equivalents at beginning of
 year........................................      216,038     64,450     4,378
                                               -----------  ---------  --------
Cash and cash equivalents at end of year.....  $   558,440  $ 216,038  $ 64,450
                                               ===========  =========  ========

                        COVAD COMMUNICATIONS GROUP, INC.

                             (Amounts in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                          2000    1999    1998
                                                        -------- ------- ------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest, net of amounts
 capitalized ($2,490, $2,757 and $908 in 2000, 1999
 and 1998, respectively)..............................  $ 77,816 $13,257 $   99
                                                        ======== ======= ======
Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
Common stock issued for preferred dividends...........  $    --  $ 1,069 $  --
                                                        ======== ======= ======
Issuance of common stock for acquisitions of
 businesses...........................................  $480,655 $   --  $  --
                                                        ======== ======= ======
Equipment purchased through capital leases............  $    955 $   --  $   34
                                                        ======== ======= ======
Warrants issued to purchase common stock..............  $  9,089 $   --  $2,928
                                                        ======== ======= ======



                            See accompanying notes.

                        COVAD COMMUNICATIONS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

1. Nature of Operations and Summary of Significant Accounting Policies

Organization, Business and Basis of Presentation

  Organization and Business

   Covad Communications Group, Inc. (the "Company") is a provider of broadband communications services, which involve digital subscriber line ("DSL") technology, to Internet Service Provider ("ISP"), enterprise and telecommunications customers. ISPs and telecommunications carriers purchase the Company's services in order to provide high-speed Internet access to their business and consumer end-users. Enterprise customers purchase the Company's services to provide employees with remote access to their Local Area Networks to improve employee productivity and reduce operating costs. The Company's services are provided over standard copper telephone lines at considerably faster speeds than available through a standard modem.

  Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cash flows from operating and investing activities and it has a stockholders' deficit as of December 31, 2000. In addition, as disclosed in Note 2, a number of the Company's ISP customers have experienced financial difficulties and certain of them have filed for bankruptcy protection. Furthermore, as disclosed in Note 9, several of the Company's shareholders and purchasers of its convertible notes have filed lawsuits against the Company and certain of its current and former officers in 2000 alleging violations of federal and state securities laws. The relief sought in these lawsuits includes rescission of certain convertible note sales completed by the Company in September 2000 and unspecified damages. Furthermore, subsequent to December 31, 2000, the Company has received a notice of default delivered on April 2, 2001, based on its failure to file its annual report on Form 10-K for the fiscal year 2000 in a timely fashion, and a notice of default delivered on May 17, 2001, based on its failure to file its quarterly report on Form 10-Q for the first fiscal quarter of 2001 in a timely fashion, in each case, as required by its 2000 convertible notes indenture. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 3, 6 and 9. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Summary of Significant Accounting Policies

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

  Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments, with a maturity of three months or less from the date of original issuance, to be cash equivalents. As of December 31, 2000 and 1999, cash equivalents

                        COVAD COMMUNICATIONS GROUP, INC.

consisted principally of money market mutual funds. All of the Company's investments are classified as available-for-sale and stated at their fair market values, which are determined based on quoted market prices. The Company's short-term investments have original maturities greater than three months, but less than one year from the balance sheet dates. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders' equity (deficit). Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold.

   Short-term investments consist of the following (in thousands):

                                                 December 31, 2000
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
   U.S. Government agency
    securities....................... $283,884   $   239     $  (2)   $284,121
   Commercial paper and corporate
    notes............................   14,935       --         (8)     14,927
   Marketable equity securities......   10,303     2,043       --       12,346
                                      --------   -------     -----    --------
     Total available-for-sale
      securities..................... $309,122   $ 2,282     $ (10)   $311,394
                                      ========   =======     =====    ========

                                                 December 31, 1999
                                      ----------------------------------------
                                                  Gross      Gross
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
   Commercial paper and corporate
    notes............................ $426,774   $   125     $(596)   $426,303
   Marketable equity securities......   32,200    92,816       --      125,016
                                      --------   -------     -----    --------
     Total available-for-sale
      securities..................... $458,974   $92,941     $(596)   $551,319
                                      ========   =======     =====    ========

  Restricted Investments

   As of December 31, 2000 and 1999, the Company held $39,036,000 and $62,832,000, respectively, in U.S. Treasury securities and $1,434,000 and $792,000 in money market mutual funds, respectively, for the payment of interest on the Company's 1999 Notes and other purposes.

  Other Investments

   Other investments consist primarily of strategic investments in publicly held and private entities. Investments representing equity interests of less than 20% in publicly held companies are accounted for as available-for-sale securities at fair value as measured by quoted market prices. Investments in privately held companies are accounted for under either the cost or equity methods of accounting, depending on the Company's ability to significantly influence these entities.

   The Company performs periodic reviews of its investments for impairment. Impairment write-downs create a new carrying value for both publicly and privately held investments and the Company does not record subsequent increases in fair value in excess of the new carrying value for privately held investments accounted for under the cost or equity methods. The Company recorded write-downs of $17,826,000 during the year ended December 31, 2000 related to impairments of its privately held investments. No impairment losses were recognized in fiscal 1999 or 1998.

                        COVAD COMMUNICATIONS GROUP, INC.

  Concentrations of Credit Risk, Significant Customers, Key Suppliers and Related Parties

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and restricted investments. The Company's cash and investment policies limit cash equivalents, short-term investments and restricted investments to short-term, investment grade instruments. Cash and cash equivalents, short-term investments and restricted cash and investments are held with various domestic financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents or restricted investments. However, during the year ended December 31, 2000, the Company recognized other than temporary losses on certain available- for-sale securities aggregating $11,579,000. No such losses were recognized in fiscal 1999 or 1998.

   The Company conducts business primarily with ISP, enterprise and telecommunications customers in the United States. As more fully described in
Note 2, certain of the Company's ISP customers were experiencing financial difficulties as of December 31, 2000 and were not current in their payments for the Company's services at that date. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Allowances are maintained for estimated credit losses. During the years ended December 31, 2000, 1999 and 1998, the Company wrote-off certain accounts receivable balances aggregating $175,000, $1,138,000, and $11,000 respectively, against the allowance for credit losses.

   For the year ended December 31, 1999, two customers accounted for 14% and 13%, respectively, of the Company's total revenues. As of December 31, 1999, receivables from such customers comprised 9.2% and 8.9%, respectively, of the Company's gross accounts receivable balance. The Company had no significant customers in 2000 and 1998.

   The Company's interim chief executive officer, who is also a member of the Company's board of directors, is a minority stockholder and former member of the board of directors of one of the Company's ISP customers. The Company recognized revenues of $7,189,000, $2,135,000 and $29,000 related to this customer during the years ended December 31, 2000, 1999 and 1998, respectively. Accounts receivable from this customer amounted to $1,375,000 and $370,000 as of December 31, 2000 and 1999, respectively.

   The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. In addition, the Company believes that there are alternative suppliers for the equipment used to provide its services. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company's business and results of operations.

   The Company purchased equipment from a supplier that was partially owned by a stockholder of the Company. Purchases from this supplier totaled $45,695,000 and $5,844,000 for the years ended December 31, 1999 and 1998, respectively. During 1999, an unrelated party acquired this supplier. In addition, the Company acquired an equity interest in a new supplier during 1999. Purchases from this new supplier totaled $54,538,000 and $3,401,000 for the years ended December 31, 2000 and 1999, respectively.

  Inventories

   Inventories, consisting primarily of customer premises equipment, are stated at the lower of cost, determined on the "first-in, first-out" method, or market.

                        COVAD COMMUNICATIONS GROUP, INC.

  Property and Equipment

   Property and equipment are recorded at cost, subject to adjustments for impairment, and depreciated or amortized using the straight-line method over the following estimated useful lives (Note 4):

     Building.............. 10 years
     Leasehold
      improvements......... 10 years or the term of the lease, whichever is less
     Computer equipment.... 2 to 7 years
     Computer software..... 3 to 5 years
     Furniture and
      fixtures............. 2 to 7 years
     Networks and
      communication
      equipment............ 2 to 15 years

   The Company incurs significant costs associated with internal use software, which consists principally of the Company's operations support system ("OSS") software and web site. The Company charges to expense as incurred the costs of research, including pre-development efforts related to determining technological or product alternatives, and costs incurred for training and maintenance. Software and web site development costs, which include direct costs such as labor and contractors, are capitalized when it is probable that the project will be completed and the software or web site will be used as intended. Costs incurred for upgrades and enhancements to the Company's software or web site are capitalized when it is probable that such efforts will result in additional functionality. Capitalized software and web site costs are amortized to expense over the estimated useful life of the software or web site. Amortization of internal use software costs was $6,394,000, $3,253,000 and $440,000 during the years ended December 31, 2000, 1999 and 1998, respectively. The Company accounts for incidental sales of licenses to its OSS software on a cost recovery basis (Note 5).

   The Company leases certain equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the lesser of the lease term or useful life of the assets. Amortization of assets under capital leases is included in depreciation and amortization expense.

  Collocation Fees

   Collocation fees represent nonrecurring fees paid to other telecommunications carriers for the perpetual right to use central office space to house equipment owned or leased by the Company. Such nonrecurring fees are capitalized as intangible assets and amortized using the straight-line method over their estimated useful lives, which range from five to 15 years (Note 4). The Company's collocation agreements also require periodic recurring payments, which are charged to expense as incurred. All such collocation agreements are cancelable by the Company at any time.

  Impairment of Long-Lived Assets

   The Company periodically evaluates potential impairments of its long-lived assets, including intangibles. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

   Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

                        COVAD COMMUNICATIONS GROUP, INC.

  Stock-Based Compensation

   The Company accounts for stock-based awards to employees using the intrinsic value method.

  Advertising Costs

   The Company expenses the costs of advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $45,511,000, $25,798,000 and $1,500,000, respectively.

   The company makes market development funds ("MDF") available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by the Company's customers for co-branded advertising, and the customers provide the Company with third-party evidence of such co-branded advertising as prescribed by Company policy, such amounts are charged to advertising expense as incurred. Other amounts payable to customers relating to rebates and nonqualified MDF activities are charged to revenues as incurred.

  Income Taxes

   The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Fair Values of Financial Instruments

   The following methods and assumptions were used to estimate the fair values of the Company's financial instruments:

    Cash, Cash Equivalents, Short Term Investments and Restricted
Investments. The carrying amounts of these assets approximate their respective fair values, which were determined based on quoted market prices.

    Borrowings. The fair values of borrowings, including long-term debt, capital lease obligations and notes payable, are estimated based on quoted market prices, where available, or by discounting the future cash flows using estimated borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company. The aggregate fair value of the Company's long-term debt and capital lease obligations was $972,045,000 as of December 31, 2000, as compared to the aggregate carrying amount of $1,374,673,000 as of such date. For all borrowings outstanding at December 31, 1999, the carrying amounts approximate their respective fair values.

   Foreign Currency

   The functional currency of the Company's unconsolidated affiliates is the local currency. The investments in these unconsolidated affiliates are translated into U.S. dollars at year end exchange rates and the Company's equity in the income or losses of these affiliates is translated at average exchange rates prevailing during the year. Translation adjustments are included in "Accumulated other comprehensive income (loss)," a separate component of stockholders' equity (deficit).

                        COVAD COMMUNICATIONS GROUP, INC.

  Net Loss Per Share

   Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase, outstanding during the period.

   Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming the exercise of dilutive stock options and warrants using the treasury stock method. Diluted net loss per share is the same as basic net loss per share because the Company had net losses in all periods presented and the impact of the assumed exercise of outstanding stock options (27,734,375 at December 31, 2000) and warrants (461,574 at December 31, 2000) and the assumed conversion of the 6% Convertible Senior notes due 2005 (See Note 6) is not dilutive.

   The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

                                                 Year ended December 31,
                                            ------------------------------------
                                               2000         1999         1998
                                            -----------  -----------  ----------
   Cumulative effect of change in
    accounting principle..................  $     9,249  $       --   $      --
                                            ===========  ===========  ==========
   Net loss...............................  $(1,443,136) $  (195,397) $  (48,121)
   Preferred dividends....................          --        (1,146)        --
                                            -----------  -----------  ----------
   Net loss attributable to common
    stockholders..........................  $(1,443,136) $  (196,543) $  (48,121)
                                            ===========  ===========  ==========
   Basic and diluted:
     Weighted average shares of common
      stock outstanding...................  155,944,344  115,675,656  25,886,940
     Less weighted average shares of
      common stock subject to repurchase..    3,585,755    8,027,844  13,042,737
                                            -----------  -----------  ----------
   Weighted average shares used in
    computing basic and diluted net loss
    per share.............................  152,358,589  107,647,812  12,844,203
                                            ===========  ===========  ==========
   Basic and diluted loss per common share
    before cumulative effect of change in
    accounting principle..................  $     (9.41) $     (1.83) $    (3.75)
                                            ===========  ===========  ==========
   Basic and diluted cumulative effect of
    change in accounting principle per
    common share..........................  $     (0.06) $       --   $      --
                                            ===========  ===========  ==========
   Basic and diluted net loss per common
    share.................................  $     (9.47) $     (1.83) $    (3.75)
                                            ===========  ===========  ==========

 Comprehensive Loss

   Significant components of the Company's comprehensive loss are as follows (in thousands):

                                                Year ended December 31,
                                Cumulative   --------------------------------
                                  Amounts       2000        1999       1998
                                -----------  -----------  ---------  --------
Net loss....................... $(1,689,266) $(1,443,136) $(195,397) $(48,121)
Unrealized gains (losses) on
 available-for-sale
 securities....................       2,272      (88,985)    91,257       --
Foreign currency translation
 adjustment....................      (1,716)      (1,716)       --        --
                                -----------  -----------  ---------  --------
Comprehensive loss............. $(1,688,710) $(1,533,837) $(104,140) $(48,121)
                                ===========  ===========  =========  ========

                        COVAD COMMUNICATIONS GROUP, INC.

   Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No.138, which amended SFAS No. 133 and postponed its effective date. SFAS No. 133/138 establish standards for reporting information about derivative instruments and hedging activities, require that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position, and require that those instruments be measured at fair value. The Company will be required to adopt SFAS No. 133/138 effective January 1, 2001. Management of the Company does not expect the adoption of SFAS No. 133/138 will have a material effect on the Company's consolidated financial position or results of operations.

   Reclassifications

   Certain balances in the Company's 1999 and 1998 consolidated financial statements have been reclassified to conform to the presentation in 2000, including certain labor and stock-based compensation expenses.

2. Revenue Recognition and Change in Accounting Principle

   Revenues from recurring DSL service are recognized in the period in which the service is provided, assuming the collection of such revenues is reasonably assured and all other criteria for revenue recognition have been met. Revenues earned for which the customer has not been billed are recorded as "unbilled revenue." Amounts billed in advance of providing service are recorded as "unearned revenue." Included in revenues are Federal Universal Service Fund charges aggregating $10,647,000 and $1,717,000 in 2000 and 1999, respectively (none in 1998), that have been billed to customers.

   As of December 31, 2000, a number of the Company's ISP customers, which accounted for approximately 13.9%, 25.5%, and 9.7% of the Company's net revenues in 2000, 1999 and 1998, respectively, were experiencing financial difficulties and were not current in their payments for the Company's services. Based on this information, the Company determined that the collectibility of revenues from those customers was not reasonably assured. Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner is recorded when cash for those services is received, after the collection of all previous outstanding accounts receivable balances.

   Some of the Company's financially distressed ISP customers have subsequently filed for bankruptcy protection. These ISP customers accounted for approximately 8.3%, 18.3%, and 6.6% of the Company's net revenues in 2000, 1999 and 1998, respectively. One such ISP customer has been ordered by the court to prepay the Company for services on a weekly basis. The Company may also obtain similar relief with respect to other ISP customers in bankruptcy proceedings. In addition, the Company has completed the migration of certain end-users from certain of the financially distressed ISP customers.

   During the year ended December 31, 2000, the Company issued billings to its financially distressed customers aggregating $40,025,000 that were not recognized as revenues or accounts receivable in the consolidated financial statements.

   During the fourth quarter of 2000, retroactive to January 1, 2000, the Company changed its method of accounting for up-front fees associated with DSL service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Previously, the Company had recognized up-front fees as revenues upon activation of DSL service. Under the new accounting method, which was adopted retroactive to January 1, 2000, the Company

                        COVAD COMMUNICATIONS GROUP, INC.

now recognizes up-front fees associated with DSL service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Also as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, the Company now treats the incremental direct costs of DSL service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to expense using the straight-line method over 24 months. The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249,000 which is included in net loss for the year ended December 31, 2000. The effect of the change in accounting principle on the year ended December 31, 2000 was to increase loss before cumulative effect of change in accounting principle by $51,550,000 ($0.33 per share). The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to all prior periods presented.

   For the year ended December 31, 2000, the Company recognized approximately $18,661,000 million in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the year was to decrease net loss by $4,624,000 million.

3. Restructuring

   During 2000, the Company announced a comprehensive restructuring plan that involves the following steps:

  . Raising revenue per line by reducing rebates and other incentives that the Company provides to customers and correspondingly reducing new line addition plans for 2001 to increase margins and reduce subscriber payback times;

  . Closing approximately 200 under-performing or not fully built-out central offices and holding the size of the Company's network at approximately 1,800 central offices;

  . Reducing the Company's workforce by 638 employees, which represents approximately 21% of the Company's workforce;

  . Closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia, Santa Clara, California and Denver, Colorado;

  . Downsizing the Company's international operations and discontinuing plans to fund additional international expansion (the Company will continue to manage current international investments);

  . Enhancing productivity in the Company's operations to increase customer satisfaction while reducing costs;

  . Restructuring the Covad Business Solutions division, formerly BlueStar (Note 5), to streamline the Company's direct sales and marketing channel; and

  . Evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising expenses.

   In connection with this restructuring plan, the Company recorded a charge to operations of $4,988,000 in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000.

   The Company expects to record additional restructuring expenses aggregating approximately $15,000,000 during the first quarter of 2001. These restructuring expenses consist principally of collocation and building

                        COVAD COMMUNICATIONS GROUP, INC.

lease termination costs that did not meet the requirements for accrual as of December 31, 2000. Additional expenses related to the restructuring may be incurred in future periods.

4. Impairment of Long-Lived Assets

   In connection with the 2000 financial statement closing process, the Company identified indicators of possible impairment of its long-lived assets. Such indicators included deterioration in the business climate for Internet and DSL service companies, reduced levels of venture capital and other funding activity for such businesses and changes in the Company's strategic plans.

   The Company performed asset impairment tests at the enterprise-level, the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were performed by comparing the expected aggregate undiscounted cash flows to the carrying amounts of long-lived assets. Based on the results of these tests, the Company determined that long-lived assets were impaired.

   With the assistance of independent valuation experts, the Company then determined the fair value of its long-lived assets. Fair value was determined using the discounted cash flow method and the market comparison method. A write-down of $589,388,000 was recorded in the fourth quarter of 2000, reflecting the amount by which the carrying amount of certain long-lived assets exceed their respective fair values. The write-down consisted of $390,641,000 for goodwill, $92,395,000 for other intangible assets and $106,352,000 for certain property and equipment. No write-downs of long-lived assets were recorded during 1999 and 1998.

   Following the completion of its long-lived asset impairment analysis as of December 31, 2000, the Company reevaluated the remaining estimated useful lives of its long-lived assets, including intangibles. As a result, effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding buildings and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions will be depreciated or amortized over five years.

   Property and equipment consist of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Land...................................................... $  1,195 $  1,120
   Building .................................................   18,226      --
   Leasehold improvements....................................   11,360    6,884
   Computer equipment........................................   45,147   15,182
   Computer software.........................................   39,727   23,987
   Furniture and fixtures....................................   28,584    6,606
   Networks and communication equipment......................  290,661  162,832
                                                              -------- --------
                                                               434,900  216,611
   Less accumulated depreciation and amortization............   96,491   30,552
                                                              -------- --------
   Property and equipment, net............................... $338,409 $186,059
                                                              ======== ========

                        COVAD COMMUNICATIONS GROUP, INC.

   Intangible assets consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Collocation fees............................................ $82,759 $53,094
   Other intangible assets.....................................     --   28,839
                                                                ------- -------
                                                                 82,759  81,933
   Less accumulated amortization...............................   7,871   9,781
                                                                ------- -------
   Intangible assets, net...................................... $74,888 $72,152
                                                                ======= =======

5. Business Acquisitions and Equity Investments

 Acquisition of Laser Link.net, Inc.

   On March 20, 2000, the Company acquired Laser Link.net, Inc. ("Laser Link") by issuing approximately 5 million common shares in exchange for all of the outstanding common shares of Laser Link. This transaction has been accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the results of operations of Laser Link for periods ending after the date of acquisition. The common shares issued were valued for accounting purposes using the average market price of $61.52 per share, which is based on the average closing price around the announcement date (March 9, 2000) of the transaction. The outstanding Laser Link stock options were converted into options to purchase approximately 1.4 million shares of the Company's common stock at a fair value of $58.66 per share. In addition, the outstanding Laser Link warrants were converted into warrants to purchase 15 shares of the Company's common stock at a fair value of $61.52 per share. The value of the options and warrants, as well as direct transaction costs, have been included as elements of the total purchase cost.

   The total purchase cost of the Laser Link acquisition has been allocated to the assets and liabilities of Laser Link based upon estimates of their fair values. The following tables depict the total purchase cost and the allocation thereof (in thousands):

   Total purchase cost:
     Value of common shares issued.................................... $308,429
     Value of assumed Laser Link options..............................   84,176
                                                                       --------
                                                                        392,605
     Acquisition costs................................................   10,566
                                                                       --------
         Total purchase cost.......................................... $403,171
                                                                       ========
   Purchase price allocation:
     Tangible net assets acquired..................................... $    691
     Intangible assets acquired:
       Developed and core technology..................................   13,023
       Customer base..................................................   28,552
       Assembled workforce............................................    1,140
       In-process research and development............................    3,726
       Goodwill.......................................................  356,039
                                                                       --------
         Total purchase consideration................................. $403,171
                                                                       ========

                        COVAD COMMUNICATIONS GROUP, INC.

   The tangible assets of Laser Link acquired by the Company aggregating $9,078,000 consisted principally of cash, accounts receivable and property and equipment. The liabilities of Laser Link assumed by the Company aggregating $8,387,000 consisted principally of a note payable (which was repaid prior to December 31, 2000), accounts payable and accrued expenses.

   The customer base was valued using an income approach, which projects the associated revenue, expenses and cash flows attributable to the customer base over its estimated life of five years. These cash flows are discounted to their present value. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of five years (Note 4).

   The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of three years (Note 4).

   A portion of the purchase price has been allocated to developed and core technology and in-process research and development ("IPRD"). Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Laser Link concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The relief from royalty method, which assumes that the value of an asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the assets, was the primary technique utilized in valuing the developed and core technology and IPRD.

   Where developmental projects had reached technological feasibility, they were classified as developed and core technology and the value assigned to developed technology was capitalized. Through December 31, 2000, the elements of this intangible asset was being amortized on a straight-line basis over their estimated useful lives, which ranged from one to four years (Note 4). Where the developmental projects had not reached technological feasibility and had no future alternative uses, they were classified as IPRD. The value allocated to projects identified as IPRD was charged to expense in 2000.

   The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

   In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, the projected incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. This discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

   The IPRD relates to internally developed proprietary software used in Laser Link's virtual ISP business. This software has been designed with enhancements and upgrades continually underway. With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of Laser Link prior to the closing date. The percent complete for the in-process technology was estimated to be 75% as of March 20, 2000.

                        COVAD COMMUNICATIONS GROUP, INC.

   Goodwill was determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets and liabilities. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of five years (Note 4).

   The following unaudited pro forma financial information presents the consolidated results of operations of the Company, excluding the charges for IPRD and long-lived asset impairment, as if the acquisition of Laser Link had occurred on January 1, 1999 and does not purport to be indicative of the results of the operations that would have occurred had the acquisition been made on January 1, 1999, or the results that may occur in the future.

                                                              Year ended
                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (in thousands,
                                                           except per share
                                                                 data)
     Revenues............................................ $ 164,176  $  66,502
     Net loss............................................ $(867,260) $(276,177)
     Basic and diluted loss per share.................... $   (5.65) $   (2.45)

 Acquisition of BlueStar Communications Group, Inc.

   On September 22, 2000, the Company acquired BlueStar Communications Group, Inc. ("BlueStar") by issuing approximately 6.1 million shares of common stock (including 800,000 shares to be held in escrow for a one year period pending the Company's verification of certain representations and warranties made to it by BlueStar at the date of the acquisition) in exchange for all of the outstanding preferred and common shares of BlueStar. Two of the Company's stockholders and members of its board of directors when the acquisition occurred were also stockholders of BlueStar, and one was a member of the board of directors of BlueStar.

   This transaction has been accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the results of operations of BlueStar for periods ending after the date of acquisition. The common shares issued by the Company were valued for accounting purposes using the average market price of $14.23 per share, which is based on the average closing price around the closing date of the transaction. In addition, the outstanding BlueStar stock options and warrants were converted into options to purchase approximately 225,000 shares of the Company's common stock at a fair value of $6.55 per share. The value of the options, as well as direct transaction costs, have been included as elements of the total purchase cost.

   Up to 5.0 million additional common shares of the Company's common stock were to be issued if BlueStar achieved certain specified levels of revenue and earnings before interest, taxes, depreciation and amortization in 2001. However, during April, 2001, the Company reached an agreement with the BlueStar stockholders' representative to resolve this matter, as well as the matters that caused 800,000 of the Company's common shares to be held in escrow as of December 31, 2000, by providing the BlueStar stockholders with 3.25 million of the 5.0 million shares, in exchange for a release of all claims against the Company. The 800,000 common shares held in escrow would be returned to the Company under this agreement. This agreement is conditioned upon obtaining approval by 80% of the BlueStar stockholders, which approval has not yet been obtained. If such approval is obtained and the additional common shares of the Company are issued to the BlueStar stockholders, the Company will record additional purchase cost based on the fair market value of the Company's common shares at the date of issuance.

                        COVAD COMMUNICATIONS GROUP, INC.

   The total purchase cost of the BlueStar acquisition has been allocated to the assets and liabilities of BlueStar based upon estimates of their fair value. The following tables depict the total purchase cost and the allocation thereof (in thousands):

   Total purchase cost:
     Value of common shares issued................................... $ 86,579
     Fair Value of assumed BlueStar options and warrants.............    1,471
                                                                      --------
                                                                        88,050
   Acquisition costs.................................................    5,724
                                                                      --------
         Total purchase cost......................................... $ 93,774
                                                                      ========

   Purchase price allocation:
     Tangible net assets acquired.................................... $(55,833)
     Intangible assets acquired:
       Customer base.................................................   17,332
       Assembled workforce...........................................   11,491
       Deferred stock-based compensation.............................      407
       Collocation agreements........................................   24,013
       Goodwill......................................................   96,364
                                                                      --------
                                                                      $ 93,774
                                                                      ========

   The tangible assets of BlueStar acquired by the Company aggregating $64,753,000 consisted principally of accounts receivable, prepaid expenses, and property and equipment. The liabilities of BlueStar assumed by the Company aggregating $120,586,000 consisted principally of accounts payable, accrued expenses, a short-term bridge loan (which was retired prior to December 31, 2000) and equipment financing arrangements.

   The customer base was valued using an income approach, which projects the associated revenue, expenses and cash flows attributable to the customer base over its estimated life. These cash flows are discounted to their present value using a rate of return that reflects the appropriate level of risk. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of three years (Note 4).

   The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of three years (Note 4).

   The value of the collocation agreements was calculated using the replacement cost approach which estimates the value of the asset at replacement cost. Through December 31, 2000, this intangible asset was being amortized to expense over its estimated useful life of three years (Note 4).

   Deferred stock-based compensation associated with unvested BlueStar stock options at the date of acquisition is being amortized to expense over the remainder of the vesting period.

   Goodwill was determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets and liabilities. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of five years (Note 4).

                        COVAD COMMUNICATIONS GROUP, INC.

   The following unaudited pro forma financial information presents the consolidated results of operations of the Company, excluding the charge for long-lived asset impairment, as if the acquisition of BlueStar had occurred on January 1, 1999 and does not purport to be indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1999, or the results that may occur in the future.

                                                      Year ended December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                                                       (in thousands, except
                                                          per share data)
     Revenues........................................ $   164,635  $    67,259
     Net loss........................................ $  (933,491) $  (251,636)
     Basic and diluted loss per share................ $     (5.95) $     (2.21)

 Unconsolidated Investments in Affiliates

   The following table lists the Company's unconsolidated investments in affiliates as of December 31, 2000 (in thousands):

                                                 Ownership  Method of    Investment
      Entity Name         Date of Investment(s)  Percentage Accounting Carrying Value
      -----------         ---------------------  ---------- ---------- --------------
DishnetDSL Limited...... February 2000                6%      Equity      $17,603
ACCA Networks Co.,
 Ltd.................... August 2000                 42%      Equity        9,195
Certive Corporation..... November 1999; May 2000      5%      Equity        2,418
Sequoia Capital X....... May-November 2000            2%      Equity        1,131
Loop Holdings Europe
 ApS.................... September 2000              21%      Equity          --
                                                                          -------
                                                                          $30,347
                                                                          =======

 DishnetDSL Limited

   In February 2000, the Company acquired a 6% American Depository Receipt ("ADR") equity interest in DishnetDSL Limited ("Dishnet"), a privately held, Indian telecommunications company, in exchange for cash payments totaling approximately $23,000,000, which the Company believes is representative of the fair value of such investment based on significant concurrent investments in Dishnet made by new, non-strategic investors. The difference between the cost of the Company's equity investment in Dishnet and its proportional share of Dishnet's net assets ($15,700,000 as of December 31, 2000) is being amortized using the straight-line method over a period of five years. Concurrent with its purchase of the Dishnet ADRs, the Company also acquired, without further consideration, (i) contingent warrants for the purchase of up to 3.7 million Dishnet ADRs at a price that is presently indeterminate and (ii) a put option from a Dishnet shareholder and another entity that entitles the Company to require these entities to purchase the Dishnet ADRs owned by the Company at their original purchase price for a specified period beginning in February 2002. Because of the contingent nature of the Dishnet warrants and uncertainties concerning the financial capacity of the makers of the aforementioned put option, the Company ascribed no separate value to these elements of the transaction. As a result of this strategic investment, one employee of the Company became a member of the board of directors of Dishnet. (The Company's chairman holds options to purchase shares of Dishnet and is a member of the board of directors of Dishnet).

   In February 2000, the Company also licensed its OSS software to Dishnet and another entity for $28,000,000, $24,000,000 of which was received in cash on such date. The Company also agreed to provide certain software support, customization and training services to Dishnet and another entity relating to the OSS license up to an aggregate cost of $2,500,000. Accordingly, the Company recorded $2,500,000 of the

                        COVAD COMMUNICATIONS GROUP, INC.

OSS license proceeds received from Dishnet as a liability in February 2000. The remaining proceeds of $21,500,000 have been offset against the Company's capitalized internal use software costs. Any future proceeds under the license agreement will be recorded under the cost recovery method when received as a reduction of the Company's capitalized internal-use software costs.

 ACCA Networks Co., Ltd.

   In August 2000, the Company acquired a 42% preferred equity interest in ACCA Networks Co., Ltd. ("ACCA"), a privately held, development stage Japanese telecommunications Company, in exchange for cash payments aggregating approximately $11,700,000, which the Company believes is representative of the fair value of such investment based on significant concurrent investments in ACCA made by new, non-strategic investors. The difference between the cost of the Company' equity investment in ACCA and its proportional share of ACCA's net assets ($1,350,000 as of December 31, 2000) is being amortized using the straight-line method over a period of five years. As a result of this strategic investment, two employees of the Company became members of the board of directors of ACCA.

   In addition, in August 2000, the Company also licensed for its OSS software to ACCA for $9,000,000, $2,000,000 of which was received in cash during 2000. The remainder is due in installments of $2,000,000 in April 2001 and $5,000,000 in December 2005. The Company may also receive certain royalty payments from ACCA in the future under terms of the OSS license agreement. The Company also agreed to provide certain software support, customization and training services to ACCA relating to the OSS license up to an aggregate cost of $2,000,000. Accordingly, the Company recorded $2,000,000 of the OSS license proceeds received from ACCA as a liability in August 2000, and the remainder of such proceeds will be recorded under the cost recovery method when received as a reduction of the Company's capitalized internal use software costs.

 Certive Corporation

   As of December 31, 2000, the Company holds a 5% preferred equity interest in Certive Corporation ("Certive"), a privately held, development stage application service provider. The Company's chairman is also the chairman and a principal stockholder of Certive. Due to concerns about overall market conditions, the Company wrote-down its original $5,075,000 investment in Certive to its estimated fair value of approximately $2,418,000 during the fourth quarter of 2000.

 Sequoia Capital X

   As of December 31, 2000, the Company holds a 2% limited partnership interest in Sequoia Capital X, a privately held venture capital partnership. Under the terms of a subscription agreement with Sequoia's general partner, the Company has a remaining capital commitment to Sequoia Capital X of $3,775,000 as of December 31, 2000. However, under the terms of the subscription agreement, the Company may decline any capital calls made pursuant to this capital commitment.

 Loop Holdings Europe ApS

   In September 2000, the Company acquired 100% of the capital stock of Loop Holdings Europe ApS ("Loop Holdings"), which owns 70% (a 43% voting interest) of the preferred stock of Loop Telecom, S.A. ("Loop Telecom"), a privately held, development stage Spanish telecommunications company. Consideration for the Company's acquisition of the capital stock of Loop Holdings consisted of $15,000,000 in cash and nonrecourse notes payable aggregating $35,000,000. In March 2001, the Company declined to make the first scheduled payment of $15,000,000 under the terms of the nonrecourse notes payable. As a result, the

                        COVAD COMMUNICATIONS GROUP, INC.

Company's indirect preferred equity interest in Loop Telecom was diluted to 21% (a 21% voting interest) and its obligations under the nonrecourse notes payable were released. Accordingly, in the accompanying consolidated balance sheet as of December 31, 2000, the Company has netted the nonrecourse notes payable aggregating $35,000,000 against the equity investment balance and it has written-off its initial $15,000,000 investment balance in Loop Holdings through a charge to operations in 2000 due to uncertainties concerning the recoverability of such investment.

6. Short-Term Borrowings and Long-Term Debt

   As of December 31, 2000, the Company had a $5,000,000 revolving line of credit with a bank that is available through February 2002 and collateralized by cash equivalents and short-term investments with an aggregate carrying value of $263,573,000 as of December 31, 2000. At the Company's option, borrowings under this credit facility bear interest at certain fixed or variable rates. As of December 31, 2000, the Company has issued letters of credit aggregating $1.5 million under this line of credit in favor of the lessor in an equipment lease.

   On March 11, 1998, the Company completed a private placement (the "1998 Private Offering") through the issuance of 260,000 units (the "Units"), consisting of $1,000 in principal amount at maturity of 13 1/2% Senior Discount Notes due 2008 (the "1998 Notes") and one warrant, initially exercisable to purchase 43.7346 shares of Common Stock, $0.001 par value, of the Company (the "Unit Warrants"). Net proceeds from the 1998 Private Offering were approximately $129,600,000, after transaction costs of approximately $5,500,000.

   The principal amount of the 1998 Notes will accrete from the date of issuance at the rate of 13 1/2% per annum through March 15, 2003, compounded semi-annually, and thereafter bear interest at the rate of 13 1/2% per annum, payable semi-annually, in arrears on March 15 and September 15 of each year, commencing on September 15, 2003. The 1998 Notes are unsecured senior obligations of the Company that will mature on March 15, 2008. The 1998 Notes will be redeemable at the option of the Company at any time after March 15, 2003 at stated redemption prices plus accrued and unpaid interest thereon, if any, to the redemption date.

   The 1998 Notes were originally recorded at approximately $126,900,000, which represents the $135,100,000 in gross proceeds less the approximate $8,200,000 value assigned to the Unit Warrants, which is included in additional paid-in capital. The value assigned to the Unit Warrants, representing debt discount, is being amortized over the life of the 1998 Notes. Debt issuance costs were incurred through the issuance of additional warrants associated with the commitment of equity by certain investors. The debt issuance costs are also being amortized over the life of the 1998 Notes.

   The Unit Warrants have ten year terms, have exercise prices of $0.0015 per share (subject to adjustment in certain events), contain net exercise provisions and are currently exercisable.

   On February 18, 1999, the Company completed a private placement of $215,000,000 aggregate principal amount of senior notes (the "1999 Notes"). Net proceeds from the 1999 Notes were approximately $205,100,000 after transaction costs of approximately $9,900,000, which are being amortized over the life of the notes. The principal amount of the 1999 Notes bears interest at the rate of 12 1/2% per annum through February 15, 2009, compounded semi-annually, and thereafter bears interest at the rate of 12 1/2% per annum, payable semi-annually, in arrears on February 15 and August 15 of each year, commencing on August 15, 1999. The 1999 Notes are unsecured senior obligations of the Company that will mature on February 15, 2009. The 1999 Notes will be redeemable at the option of the Company at any time after February 15, 2004 at stated redemption prices plus accrued and unpaid interest thereon.

                        COVAD COMMUNICATIONS GROUP, INC.

   The Company purchased approximately $74,100,000 of U.S. Treasury securities with a portion of the net proceeds from the 1999 Notes, representing funds sufficient to pay the first six scheduled interest payments on the 1999 Notes. These U.S. Treasury securities are restricted for repayment of interest on the 1999 Notes.

   On June 1, 1999, the Company completed an offer to exchange all outstanding 1999 Notes due for identical senior notes due February 15, 2009, which have been registered under the Securities Act of 1933.

   On January 28, 2000, the Company completed a private placement of $425,000,000 aggregate principal amount of 12% senior notes (the "2000 Notes") due 2010, which are redeemable at the option of the Company any time after February 15, 2005 at stated redemption prices plus accrued and unpaid interest thereon. Net proceeds from the 2000 Notes were approximately $413,269,000, after discounts, commissions and other transaction costs of approximately $11,700,000. The discount and debt issuance costs are being amortized over the life of the 2000 Notes.

   During the second quarter of 2000, the Company completed an offer to exchange all outstanding 2000 Notes for identical senior notes due February 15, 2005, which have been registered under the Securities Act of 1933.

   On September 25, 2000, the Company completed a private placement of $500,000,000 aggregate principal amount of the Company's 6% convertible senior notes (the "Convertible Notes"), due September 15, 2005, which are convertible into shares of the Company's common stock at a conversion price of $17.775, subject to certain adjustments (28,129,395 shares at December 31, 2000). The Convertible Notes are redeemable at the option of the Company at any time at stated redemption prices plus accrued and unpaid interest thereon. Net proceeds from the Convertible Notes were approximately $484,350,000 after discounts, commissions, and other transaction costs of approximately $15,650,000. The discount and debt issuance costs are being amortized over the life of the Convertible Notes.

   As described in Note 9, several purchasers of the Convertible Notes have filed lawsuits against the Company and certain of its current or former officers alleging violations of state securities laws in connection with the Company's sale of the Convertible Notes. The relief sought includes rescission of their Convertible Notes purchases and unspecified damages. However, the Company believes the Convertible Notes were legally and validly issued. In addition, other purchasers of the Convertible Notes have indicated that they intend to file similar lawsuits. The ultimate outcome of this pending and threatened litigation cannot presently be determined. However, management, based on the advice of legal counsel, believes the likelihood that the pending securities litigation involving the Convertible Notes will result in judgment before January 1, 2002 is remote.

   On April 2, 2001, the Company received a notice of default from certain holders of its convertible notes relating to its failure to file its Form 10-K by the April 2, 2001 due date. The indenture governing the convertible notes, which contains a covenant requiring the Company to file timely reports with the SEC, provides for a grace period of 60 days after notice of default. The Company believes that by filing this Form 10-K within the applicable grace period, it has cured this default.

   On May 17, 2001, the Company received a notice of default from certain holders of its convertible notes relating to its failure to file its quarterly report on Form 10-Q for the quarter ended March 31, 2001 by the May 15, 2001 due date. The indenture governing the convertible notes, which contains a covenant requiring the Company to file timely reports with the SEC, provides for a grace period of 60 days after notice of default. The Company's Form 10-Q for the first quarter of 2001 could not be filed by the prescribed due date because the Company has devoted its management resources to the preparation of the Form 10-K and because its financials for the first quarter of 2001 depend on the financials published in the Form 10-K. It is possible that holders of the Company's other notes will send it a notice of default relating to this failure to file such Form 10-Q on a

                       COVAD COMMUNICATIONS GROUP, INC.

timely basis. While the Company's management believes that it will be able to prepare and file such Form 10-Q within the applicable grace periods, no assurance can be given in that regard and the failure to file could mature into an event of default, which would entitle the holders of the notes giving such notice to accelerate the maturity of their notes and result in all of the Company's notes becoming due, which amount to $1,324,704,000 as of December 31, 2000.

   The Company assumed, as part of acquisitions, various other financing arrangements, principally to finance the acquisition, build-out and maintenance of its networks and communication equipment. These financing arrangements bear interest rates ranging from 7.75% to 12% and mature between August 2001 and July 2003. Certain of these financing arrangements are collateralized by equipment and other assets with an aggregate carrying value of $33,704,000 as of December 31, 2000. The Company's future principal payments under such financing arrangements, based on the contractual terms of the agreements, are included in the table below. Based on current circumstances, the aggregate principal balances relating to certain of these financing arrangements are classified as current liabilities in the Company's consolidated balance sheet as of December 31, 2000.

   Aggregate scheduled future principal payments of long-term debt are as follows (in thousands):

     Year ending December 31,
     ------------------------
     2001.......................................................... $   22,030
     2002..........................................................     20,710
     2003..........................................................      8,219
     2004..........................................................        --
     2005..........................................................    500,000
     Thereafter....................................................    900,000
                                                                    ----------
                                                                    $1,450,959
                                                                    ==========

7. Capital Leases

   The Company has entered into capital lease arrangements to finance the acquisition of certain equipment.

   The capitalized costs and accumulated amortization related to assets under capital leases were $8,214,000 and $2,298,000, respectively, as of December 31, 2000 (the corresponding amounts were $865,000 and $346,000, respectively, as of December 31, 1999).

   Future minimum lease payments under capital leases are as follows (in thousands):

     Year ending December 31,
     ------------------------
     2001............................................................... $3,040
     2002...............................................................  2,863
     2003...............................................................    864
     2004...............................................................    360
     2005...............................................................     94
                                                                         ------
                                                                          7,221
     Less amount representing interest..................................    987
     Less current portion...............................................  2,566
                                                                         ------
       Total long-term portion.......................................... $3,668
                                                                         ======

                        COVAD COMMUNICATIONS GROUP, INC.

   The Company consummated a sale-leaseback transaction with an affiliate of a principal shareholder in 1998 that has been accounted for as a capital lease. Such capital lease obligation had an outstanding principal balance of $250,000 as of December 31, 1999. This obligation was repaid in 2000.

8. Operating Leases

   The Company leases vehicles, equipment, and office space under various operating leases. Future minimum lease payments by year under operating leases with noncancelable terms in excess of one year, net of future minimum rentals to be received under noncancelable subleases, are as follows (in thousands):

     Year ending December 31,
     ------------------------
     2001.............................................................. $ 29,446
     2002..............................................................   27,852
     2003..............................................................   23,740
     2004..............................................................   18,967
     2005..............................................................   13,103
     Thereafter........................................................   28,176
                                                                        --------
       Total........................................................... $141,284
                                                                        ========

   Rent expense associated with all operating leases totaled $19,584,000, $4,302,000 and $1,507,000 for the years ended December 31, 2000, 1999, and
1998, respectively.

9. Contingencies

 Litigation

   Several of the Company's stockholders have filed class action lawsuits against the Company and certain of its current or former officers. These lawsuits were filed in the United States District Court for the Northern District of California. The complaints in these matters allege violations of federal securities laws on behalf of persons who purchased the Company's securities, including those who purchased common stock and those who purchased Convertible Notes, during the periods from September 7, 2000 to October 17, 2000 or September 7, 2000 to November 14, 2000. The relief sought includes monetary damages and equitable relief. In addition, six purchasers of the Convertible Notes have filed complaints in the California Superior Court for the County of Santa Clara. These complaints allege fraud and deceit, negligence and violations of state securities laws in connection with the Company's Convertible Notes offering. The relief sought includes rescission of their purchases of approximately $142 million in aggregate principal amount of Convertible Notes and unspecified damages, including punitive damages. However, the Company believes the Convertible Notes were legally and validly issued. Two of these purchasers holding $48 million in aggregate principal amount of the Convertible Notes have dismissed their complaints without prejudice. Although the Company believes it has strong defenses in these pending and threatened lawsuits, the ultimate outcome of this litigation cannot presently be determined. However, management, based on the advice of legal counsel, believes the likelihood that the pending securities litigation involving the Convertible Notes will result in judgment before January 1, 2002 is remote.

   A manufacturer of telecommunications hardware has filed a complaint against the Company in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. The plaintiff is seeking an injunction to stop the Company from using the COVAD trademark, as well as an award of monetary damages. The Company does not believe that these claims have any merit, but the outcome of this litigation cannot presently be determined.

                        COVAD COMMUNICATIONS GROUP, INC.

   In April 1999, the company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit. The Company also recently filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursing antitrust and other claims in this lawsuit arising out of BellSouth's conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. Both BellSouth and Verizon have asked the courts to dismiss the Company's cases on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech, which dismissed a consumer antitrust class action against Ameritech. The Company is opposing the BellSouth and Verizon motions, and while the Company believes its position should prevail, the Company cannot predict the outcome of these motions.

   In addition, Verizon has separately filed suit against the Company in the United States District Court for the Eastern District of Virginia, asserting infringement of a patent issued to it in September 1998 entitled "Variable Rate and Variable Mode Transmission System." However, on February 18, 2000, the court issued a summary judgment ruling holding that the Company had not infringed Verizon's patent. Verizon's appeal of that decision is currently pending in the United States Court of Appeals for the Federal Circuit, and while the Company expects that it will prevail on appeal, the outcome of such an appeal is inherently uncertain.

   The Company anticipates that some or all of the LaserLink shareholders will file lawsuits against it seeking damages arising out of the Company's alleged failure to register the common shares that they received in exchange for their LaserLink shares (Note 5). The Company does not believe that these claims have any merit, but the ultimate outcome of this matter cannot presently be determined.

   The Company also received a letter from a purported bondholder threatening to file a lawsuit against its board of directors for breach of fiduciary duty if they do not meet with it to discuss its prospects. The Company believes that it has strong defenses to the threatened lawsuit, but the outcome of litigation is inherently unpredictable.

   An unfavorable outcome in any of the legal proceedings described above could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

   The Company is also a party to a variety of other legal proceedings, as either plaintiff or defendant, and is engaged in other business disputes that arise in the ordinary course of its business. The Company's management believes these matters will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations.

 Other Contingencies

   As of December 31, 2000, the Company has disputes with a number of telecommunications companies concerning the balances owed to them for collocation fees and certain network services. In the opinion of management, such disputes will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations. However, it is reasonably possible that estimates of the Company's collocation fee and network service obligations, as recorded in the accompanying consolidated balance sheets, could change in the near term. In addition, the Company is engaged in a variety of negotiations, arbitrations and regulatory proceedings with multiple traditional telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies' denial of physical central office space to the Company in certain central offices, the cost and delivery of central office space, the delivery of transmission facilities and telephone lines and other operational issues. In connection with the agreements with SBC Communications, Inc. ("SBC") that were announced on September 11, 2000 (Note 10), the Company settled

                        COVAD COMMUNICATIONS GROUP, INC.

pending litigation against certain SBC affiliates. This settlement also resolved the Company's commercial arbitration proceeding against Pacific Bell. The Company remains involved in certain regulatory proceedings against SBC affiliates Pacific Bell, Southwestern Bell, and Ameritech. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

10. Stockholders' Equity (Deficit)

 Strategic Investors

   In January 1999, the Company entered into strategic relationships with AT&T Corp. ("AT&T"), NEXTLINK Communications, Inc. (now XO Communications) and Qwest Communications Corporation ("Qwest"). As part of these strategic relationships, the Company received equity investments totaling approximately $60 million. The Company recorded intangible assets of $28.7 million associated with these transactions that were being amortized over periods of three to six years using the straight-line method. For the years ended December 31, 2000 and 1999, such amortization expense totaled $8.3 million and $8.2 million, respectively.

   On September 11, 2000, the Company announced various agreements with SBC including, (i) a six-year resale and marketing agreement under which SBC will market and resell the Company's DSL services (through December 31, 2000, the Company has not provided any DSL services to SBC or recognized any revenues under this arrangement), (ii) a stock purchase agreement whereby SBC acquired, on November 6, 2000, a minority ownership position of approximately 6% of the Company's outstanding common stock in exchange for $150 million, and (iii) a settlement agreement of the Company's pending legal matters with SBC and its affiliates including performance standards and line-sharing arrangements governing the future commercial relationship between the two entities in all 13 SBC states.

 Initial Public Offering

   On January 27, 1999, the Company completed the initial public offering ("IPO") of 20,182,500 shares of the Company's common stock at a price of $8.00 per share. Net proceeds to the Company from the offering were $150.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As a result of the offering, 41,053,864 shares of the common stock and 6,379,177 shares of the Class B common stock were issued upon the conversion of preferred stock, 133,587 shares of common stock were issued for cumulative but unpaid dividends on Series A and Series B preferred stock and 4,049,439 shares of common stock were issued upon the exercise of common warrants.

 Secondary Offerings

   On June 23, 1999, the Company completed a public offering of 12,937,500 shares of common stock sold by certain stockholders of the Company. The Company did not sell any shares in this offering. Accordingly, there were no net proceeds to the Company from this offering. The Company incurred offering expenses of approximately $600,000 related to this offering.

   On November 3, 1999, the Company completed a public offering of 22,425,000 shares of common stock sold by the Company and certain stockholders of the Company. The net proceeds to the Company from this offering were $568.8 million after deducting underwriting discounts and commissions and offering expenses.

                        COVAD COMMUNICATIONS GROUP, INC.

 Preferred Dividends

   The holders of Series A, Series B and Series C preferred stock were entitled to receive in any fiscal year, dividends at the rate of $0.0111 per share, $0.0267 per share and $0.1487 per share, respectively, payable in preference and priority to any payment of dividends on common stock. The rights to such dividends were cumulative and accrue to the holders to the extent they were not declared or paid and were payable, in cash or common stock, only in the event of a liquidation, dissolution or winding up of the Company, or other liquidity event (as defined in the Certificate of Incorporation). The cumulative dividends at December 31, 1998, for preferred stock were approximately $1,146,000, all of which were converted into 133,587 shares of common stock in connection with the IPO.

 Common Stock

   1,114,841 and 6,679,313 shares of common stock outstanding at December 31, 2000 and December 31, 1999, respectively, are subject to repurchase provisions which generally lapse over a four-year period from the date of issuance. Shares of Class B common stock outstanding at December 31, 1999 were 6,379,177, all of which were converted into 14,353,148 shares of common stock in 2000, none of which remain subject to repurchase.

   Common stock reserved for future issuance as of December 31, 2000 is as follows:

     Convertible notes............................................... 28,129,395
     Outstanding options............................................. 27,734,375
     Options available for grant.....................................  4,396,994
     Employee stock purchase plan....................................  3,969,977
     Warrants outstanding............................................    461,574
                                                                      ----------
       Total......................................................... 64,692,315
                                                                      ==========

 Stock Splits

   The consolidated financial statements applicable to the prior periods have been restated to reflect stock splits, including a three-for-two stock split effective in May 1999 and a three-for-two stock split effective in April 2000.

 Notes Receivable from Stockholders

   Notes receivable from stockholders consist of full-recourse notes issued to the Company by various employees in connection with the exercise of certain stock options. Such notes are collateralized by shares of the Company's common stock and bear interest at a fixed rate of 7%. Interest payments are due annually from January 2001 through January 2004. All principal and accrued interest on these notes is due at maturity, in January 2005, and management believes that all such amounts are fully collectible.

 Stockholder Protection Rights Plan

   On February 15, 2000, the Company's board of directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company's common stock or Class B common stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company's outstanding shares of common stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder Protection Rights Agreement, one one-thousandth of a share of participating preferred stock, par value $.001 per share, for $400.00, subject to adjustment. As of December 31, 2000, no rights were exercisable into no shares of common stock.

                        COVAD COMMUNICATIONS GROUP, INC.

11. Income Taxes

   A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit) recorded in the Company's consolidated statements of operations is as follows (in thousands):

                                                  Year ended December 31,
                                                -----------------------------
                                                  2000       1999      1998
                                                ---------  --------  --------
   Federal benefit at statutory rate........... $(505,098) $(66,435) $(16,363)
   Nondeductible interest expense..............     1,189     2,050       911
   Net operating losses with no current
    benefits...................................   342,863    64,306    15,436
   Goodwill....................................   158,257       --        --
   Other.......................................     2,789        79        16
                                                ---------  --------  --------
   Income tax expense (benefit)................ $     --   $    --   $    --
                                                =========  ========  ========

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                                               December 31,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
   Deferred tax assets:
     Net operating loss carryforwards...................... $ 297,903  $ 45,462
     Unearned revenue and other............................    52,094       --
     Accrued interest......................................    24,376    15,977
     Other.................................................    72,797     1,846
                                                            ---------  --------
       Total deferred tax assets...........................   447,170    63,285
     Valuation allowance...................................  (438,454)  (26,782)
                                                            ---------  --------
       Net deferred tax assets.............................     8,716    36,503
   Deferred tax liabilities:
     Unrealized gain on investments........................       --    (36,503)
     Other.................................................    (8,716)      --
                                                            ---------  --------
       Net deferred taxes.................................. $     --   $    --
                                                            =========  ========

   Realization of our deferred tax assets relating to net operating loss carryforwards is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $411,672,000, $8,282,000 and $18,500,000 during 2000, 1999 and 1998, respectively.

   As of December 31, 2000, the Company had net operating loss carryforwards for federal tax purposes of approximately $785,000,000 which will expire in the years 2011 through 2020, if not utilized. The Company also had net operating losses carryforwards for state income tax purposes of approximately $386,000,000 million which expire in the years 2004 through 2010, if not utilized.

   The tax benefits associated with employee stock options provided deferred tax benefits of $8,604,000 and $14,500,000 for the years ended December 31, 2000 and 1999, respectively (none in 1998). Such deferred tax benefits have been offset by a valuation allowance and will be credited to additional paid-in capital if realized.

                        COVAD COMMUNICATIONS GROUP, INC.

   The utilization of the Company's net operating losses is subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar State provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

12. Employee Benefit Plans

 Defined Contribution Plan

   The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

   In connection with the Company's acquisition of Laser Link, the Company merged Laser Link's defined contribution retirement plan under Section 401(k) of the Internal Revenue Code into the Company's defined contribution plan.

   As of December 31, 2000, BlueStar also had a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. BlueStar did not match contributions by the plan participants. Subsequent to December 31, 2000, the Company began merging the BlueStar defined contribution plan into the Company's defined contribution plan, but the Company has not completed that merger.

 1998 Employee Stock Purchase Plan

   In January 1999, the Company adopted the 1998 Employee Stock Purchase Plan. The Company has reserved a total of 6,507,002 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable twenty-four month offering period or the last day of the applicable six month purchase period.

 Stock Option Plans

   The 1997 Stock Plan (the "Plan") provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Board of Directors. The options expire from two to eight years after the date of grant. As of December 31, 2000, the Company has reserved 30,996,005 shares of the Company's common stock under the Plan for sale and issuance at prices to be determined by the Board of Directors.

   In connection with the Company's acquisition of Laser Link, the Company assumed Laser Link's stock option plan. Laser Link's stock option plan provides for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. The Company assumed the Laser Link stock option plan at the time it acquired Laser Link and it is no longer issuing options under the Laser Link stock option plan. A maximum of 1,434,957 shares of the Company's Common Stock will be available for issuance under the Laser Link Plan. The options granted under the Laser Link plan are included in the data set forth below.

   In connection with the Company's acquisition of BlueStar, the Company assumed BlueStar's stock option plan. BlueStar's stock option plan provides for the grant of options to purchase shares of common stock to

                        COVAD COMMUNICATIONS GROUP, INC.

employees and consultants from time to time. The options expire up to ten years after the date of grant. The Company assumed the BlueStar stock option plan at the time it acquired BlueStar and it is no longer issuing options under the BlueStar stock option plan. A maximum of 1,251,182 shares of the Company's Common Stock will be available for issuance under the BlueStar Plan. The options granted under the BlueStar plan are included in the data set forth below.

   The following table summarizes stock option activity for the years ended December 31, 2000, 1999 and 1998:

                                                     Number of
                                                     Shares of
                                                       Common     Option Price
                                                       Stock        Per Share
                                                     ----------  ---------------
     Granted........................................ 21,077,955  $ 0.067-$  5.44
     Exercised......................................   (466,863) $ 0.022-$  0.45
     Cancelled...................................... (1,627,730) $ 0.022-$  5.29
                                                     ----------  ---------------
   Balance as of December 31, 1998.................. 27,557,550  $ 0.022-$  5.44
     Granted........................................  8,774,658  $ 0.007-$ 44.67
     Exercised...................................... (8,012,683) $ 0.007-$ 38.17
     Cancelled...................................... (3,796,892) $ 0.147-$ 43.42
                                                     ----------  ---------------
   Balance as of December 31, 1999.................. 24,522,633  $0.0007-$ 44.67
     Granted and assumed............................ 16,604,003  $ 0.001-$149.79
     Exercised...................................... (5,461,935) $ 0.001-$ 66.58
     Cancelled...................................... (7,930,326) $ 0.001-$ 64,75
                                                     ----------  ---------------
   Balance as of December 31, 2000.................. 27,734,375  $ 0.001-$149.79
                                                     ==========  ===============

   The following is a summary of the status of stock options outstanding at December 31, 2000:

                                      Options Outstanding             Options Exercisable
                             -------------------------------------- ------------------------
                                         Weighted-     Weighted-                Weighted-
                             Number of  Average life    Average     Number of    Average
   Exercise Price Range        Shares    Remaining   Exercise Price  Shares   Exercise Price
   --------------------      ---------- ------------ -------------- --------- --------------
   $  .00-$  6.63..........  12,852,097     4.3         $ 1.5762    4,768,895    $ 0.9794
   $ 6.63-$ 13.25..........   1,439,502     5.7         $ 8.0205      437,507    $ 7.5769
   $13.25-$ 19.88..........   3,247,605     5.0         $16.2617      129,098    $17.3438
   $19.88-$ 26.50..........     569,584     5.8         $24.1127       65,463    $25.1142
   $26.50-$ 33.13..........   3,069,101     4.6         $28.9300    1,045,805    $29.0094
   $33.13-$ 39.75..........   1,435,324     4.4         $37.1695      464,165    $37.0179
   $39.75-$ 46.38..........   1,019,952     4.7         $41.0022      365,959    $40.9459
   $46.38-$ 53.00..........   1,534,420     4.1         $51.1893      308,604    $51.0831
   $53.00-$ 59.63..........   1,187,033     6.3         $57.0732      244,232    $57.1030
   $59.63-$149.79..........   1,379,757     5.9         $63.3994      277,851    $63.3966
                             ----------     ---         --------    ---------    --------
                             27,734,375     4.8         $18.5342    8,107,579    $14.9632
                             ==========     ===         ========    =========    ========

   During the years ended December 31, 2000, 1999 and 1998, the Company recorded deferred stock-based compensation of approximately $628,000, $6,593,000 and $8,074,000, respectively, as a result of granting stock options and issuing restricted stock with exercise or purchase prices that were less than the fair value of the Company's common stock at the date of grant or issuance. These amounts are being amortized to operations over the vesting periods using a graded vesting method. Amortization of deferred stock-based compensation for

                        COVAD COMMUNICATIONS GROUP, INC.

the years ended December 31, 2000, 1999 and 1998 was approximately $4,481,000, $4,768,000 and $3,997,000, respectively. Included in the amortization of deferred stock-based compensation for the year ended December 31, 2000 are amounts aggregating $724,000 relating to accelerated vesting provisions included in stock options granted to certain employees in previous years. These accelerated vesting provisions were triggered by the resignation of such employees during 2000. No similar amounts are included in the amortization of deferred stock-based compensation in 1999 or 1998.

 Pro forma Stock-Based Compensation Information

   Pro forma information regarding the results of operations and net loss per share is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model.

   The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

   For the years ended December 31, 2000, 1999 and 1998, the fair value of the Company's stock-based awards to employees was estimated using the following weighted average assumptions:

                                                            2000   1999   1998
                                                            -----  -----  -----
    Expected life of options in years......................   4.0    4.0    4.0
    Volatility............................................. 171.0% 123.5% 123.5%
    Risk-free interest rate................................   5.1%   7.0%   7.0%
    Expected dividend yield................................  0.00%  0.00%  0.00%

   The weighted average fair value of stock options granted during the years ended December 31, 2000, 1999 and 1998 was $29.02, $9.79 and $0.91 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period which would result in an increase in net loss of approximately $206.9 million, $35.2 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The result of applying the fair value method to the Company's option grants would have increased the net loss per share by $1.33 per share, by $0.23 per share and $0.22 per share for the years ended December 31, 2000, 1999 and 1998, respectively.

13. Business Segments

   The Company disaggregates its business operations based upon differences in services and marketing channels, even though the cash flows from these operations are not largely independent of each other. The Company's wholesale division ("Wholesale") is a provider of broadband communications services, which involve DSL technology, to ISP, enterprise and telecommunications customers. The Covad Integrated Services

                        COVAD COMMUNICATIONS GROUP, INC.

("CIS") subsidiary, formerly known as Laser Link, is a provider of Internet access services to corporations and other organizations. The BlueStar subsidiary also does business as Covad Business Solutions ("CBS") and is a provider of broadband communications and Internet services to small and medium-sized businesses in Tier II and Tier III cities. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other nonrecurring and unusual items not allocated to the segments.

   The accounting policies used in measuring segment assets and operating results are the same as those described in Notes 1 and 2. The items discussed in Notes 2, 3, 4 and 5 are not allocated to the segments and are included in corporate operations. The Company evaluates performance of the segments based on segment operating results, excluding nonrecurring and unusual items.

                        COVAD COMMUNICATIONS GROUP, INC.

   Information about the Company's business segments was as follows as of and for the year ended December 31, 2000 (in all prior periods, the Company's business was comprised entirely of wholesale DSL service operations):

                                                           Total     Corporate   Intercompany Consolidated
                          Wholesale     CIS      CBS      Segments   Operations  Eliminations    Total
                          ----------  -------  --------  ----------  ----------  ------------ ------------
Domestic revenues from
 unaffiliated customers,
 net....................  $  133,535  $19,413  $  5,788  $  158,736  $     --        $ --     $   158,736
Intersegment revenues...
                          ----------  -------  --------  ----------  ---------       ----     -----------
   Total revenues, net..     133,535   19,413     5,788     158,736        --          --         158,736

Operating expenses......     624,149   15,460    25,554     665,163     71,238         --         736,401
Depreciation and
 amortization...........      79,421    1,630     6,140      87,191      4,014         --          91,205
Amortization of
 intangible assets......         --       --        --          --      87,220         --          87,220
Provision for
 restructuring
 expenses...............         --       --        --          --       4,988         --           4,988
Provision for long-lived
 asset impairment.......         --       --        --          --     589,388         --         589,388
Write-off of in-process
 research and
 development costs......         --       --        --          --       3,726         --           3,726
                          ----------  -------  --------  ----------  ---------       ----     -----------
   Total operating
    expenses............     703,570   17,090    31,694     752,354    760,574         --       1,512,928
                          ----------  -------  --------  ----------  ---------       ----     -----------
(Loss) income from
 operations.............    (570,035)   2,323   (25,906)   (593,618)  (760,574)        --      (1,354,192)
Interest income.........      52,837      --         64      52,901        --          --          52,901
Equity earnings in
 unconsolidated
 affiliates.............         --       --        --          --      (6,452)        --          (6,452)
Interest expense........    (108,289)     (43)   (1,531)   (109,863)       --          --        (109,863)
Other income (expense),
 net....................     (16,294)     --         13     (16,281)       --          --         (16,281)
                          ----------  -------  --------  ----------  ---------       ----     -----------
   Total other income
    (expense), net......     (71,746)     (43)   (1,454)    (73,243)    (6,452)        --         (79,695)
                          ----------  -------  --------  ----------  ---------       ----     -----------
(Loss) income before
 cumulative effect of
 change in accounting...    (641,781)   2,280   (27,360)   (666,861)  (767,026)        --      (1,433,887)
Cumulative effect of
 change in accounting
 principle..............      (9,249)     --        --       (9,249)       --          --          (9,249)
                          ----------  -------  --------  ----------  ---------       ----     -----------
   Net (loss) income....  $ (651,030) $ 2,280  $(27,360) $ (676,110) $(767,026)      $ --     $(1,443,136)
                          ==========  =======  ========  ==========  =========       ====     ===========
Assets..................  $1,402,968  $11,841  $ 39,949  $1,454,758  $  56,727       $ --     $ 1,511,485

Investments in
 unconsolidated
 affiliates:
  Domestic..............  $      --   $   --   $    --   $      --   $   3,549       $--      $     3,549
  International.........  $      --   $   --   $    --   $      --   $  16,798       $--      $    16,798
Capital expenditures....  $  289,874  $ 2,783  $  3,702  $  296,359  $  22,875       $--      $   319,234

Supplemental Data

   The supplementary information required by Item 302 of Regulation S-K is in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The current executive officers and directors of the Company, and their respective ages as of March 15, 2001, are as follows:

          Name         Age Position
          ----         --- --------
   Charles McMinn.....  49 Chairman of the Board

   Frank J. Marshall..  54 Interim Chief Executive Officer and Director

   Mark H. Perry......  50 Executive Vice President and Chief Financial Officer

   Catherine Hemmer...  42 Executive Vice President and Chief Operating Officer

   Anjali Joshi.......  40 Executive Vice President, Engineering

   Dhruv Khanna.......  41 Executive Vice President, Human Resources, General
                            Counsel and Secretary

   Terry Moya.........  43 Executive Vice President, External Affairs and
                           Corporate Development

   John McDevitt......  48 Executive Vice President, Sales and Marketing

   Chuck Haas.........  41 Executive Vice President and General Manager, Covad
                            Integrated Services

   Helene Runtagh.....  52 Director

   Daniel Lynch.......  59 Director

   Rich Shapero.......  52 Director

   Larry Irving.......  44 Director

   Robert Hawk........  61 Director

   Charles McMinn is a founder of the Company and has been the Chairman of the Board of Directors since October 2000. Mr. McMinn previously served as the Company's Chairman of the Board of Directors from July 1998 to September 1999. He served as the Company's President, Chief Executive Officer and as a member of its Board of Directors from October 1996 to July 1998. Mr. McMinn has over 20 years of experience in creating, financing, operating and advising high technology companies. From November of 1999 to October 2000, Mr. McMinn served as Chief Executive Officer and is a founder of Certive Corporation and he is still chairman of Certive's board of directors. From July 1995 to October 1996, and from August 1993 to June 1994, Mr. McMinn managed his own consulting firm, Cefac Consulting, which focused on strategic consulting for information technology and communications businesses. From June 1994 to November 1995, he served as Principal, Strategy Discipline, at Gemini Consulting. From August 1992 to June 1993, he served as President and Chief Executive Officer of Visioneer Communications, Inc. and from October 1985 to June 1992 was a general partner at InterWest Partners, a venture capital firm. Mr. McMinn began his Silicon Valley career as the product manager for the 8086 microprocessor at Intel.

   Frank J. Marshall has served as a member of the Company's Board of Directors since October 1997 and has served as the Company's Interim Chief Executive Officer since November 2000. Mr. Marshall currently serves on the board of directors of PMC-Sierra, Inc., and several private companies. Mr. Marshall also serves on the technical advisory board of several high technology private companies. He is a member of the InterWest Partners Advisory Committee. From 1992 to 1997, Mr. Marshall served as Vice President of Engineering and Vice President and General Manager, Core Business Unit of Cisco Systems, Inc. From 1982 to 1992, he served as Senior Vice President, Engineering at Convex Computer Corporation.

   Mark H. Perry joined the Company in August 2000 as the Company's Chief Financial Officer and Executive Vice President, Finance. Prior to joining the Company, he was with U S WEST Communications. He began in 1996 as its Vice President, Finance & Administration and subsequently became its Vice President, Operations and Merger Integration. From 1995 to 1996, he was U S WEST Communications' Managing Director with Cable Plus, a cable television/telecommunications joint venture in the Czech Republic. From 1994 to 1995, he was the Vice President, Finance of Comcast International. From 1988 to 1994 he served in a variety of management roles with U S WEST Communications, including Assistant Corporate Controller and Chief Auditor, Vice President and Chief Financial Officer of the Cable Communications Division. From 1976 to 1988, he was with RCA Corporation, where he served in several management positions.

   Catherine Hemmer joined the Company in August 1998. She served as the Company's Vice President, Operations until February 1999 and served as the Company's President, Network Services from February 1999 to September 1999, and currently serves as the Company's Executive Vice President and Chief Operating Officer. From 1996 to August 1998, she was Vice President, Network Reliability and Operations at U S WEST Communications, Inc. From 1995 to 1996, she served as General Manager, Network Provisioning at Ameritech Services, Inc., a telecommunications company. From 1987 to 1995, she served in various capacities, including Vice President, Network Services, at MFS Telecom, Inc. From 1981 to 1987, she served in various management roles at MCI Communications Inc. (now MCI Worldcom, Inc.), providing management information systems support for the network operations organization.

   Anjali Joshi joined the Company in 1998 and has served as the Company's Executive Vice President, Engineering since May 2001. She previously served as the Company's Vice President, Network Engineering and Director, Network Engineering. From 1994 to 1998, she served as a Technical Program Manager, ATM/IP Network Implementation and Service Development for AT&T Interspan High Speed Services. From 1990 to 1994, she was a Signaling Network Technology/Architecture Planner for AT&T Bell Laboratories.

   Dhruv Khanna is one of the Company's founders. He served as the Company's Vice President, General Counsel and Secretary from October 1996 until February 1999 and has served as the Company's Executive Vice President, General Counsel and Secretary since that date and Executive Vice President, Human Resources, since May 2001. He was an in-house counsel for Intel Corporation's communications products division and its Senior Telecommunications Attorney between 1993 and 1996. Between 1987 and 1993, Mr. Khanna was an associate at Morrison & Foerster, LLP, where his clients included Teleport Communications Group (now AT&T Corp.), McCaw Cellular Communications, Inc. (now AT&T Wireless), and Southern Pacific Telecom (now Qwest Communications International, Inc.). Mr. Khanna has extensive experience with regulatory matters, litigation and business transactions involving the RBOCs and other telecommunications companies. While at Intel, he helped shape the computer industry's positions on the Telecommunications Act of 1996 and the FCC's rules implementing the 1996 Act.

   Terry Moya joined the Company in July 1999 as the Company's Executive Vice President, External Affairs. In January 2001, he also started to serve as the Company's Executive Vice President for Corporate Development. Prior to joining the Company, from January 1999 to July 1999, Terry served as Vice President, Capital Management, Network/Operations and Technologies at U S WEST Communications, Inc. From August 1998 to January 1999, Terry served as Vice President, Operations for U S WEST Communications, Inc. From February 1997 to August 1998, Terry served as Vice President, Construction, Operations and Technologies and led the outside plant construction contracting organization for U S WEST Communications, Inc. From August 1992 to February 1997, Terry spent time in over a half dozen foreign countries establishing and improving several different lines of business for U S WEST Communications, Inc. These countries include Poland, Russia, the Czech Republic, Hungary, Brazil and the United Kingdom. Prior to August 1992, Terry was at KPMG Peat Marwick, LLP in New Orleans.

   John McDevitt has served as the Company's Executive Vice President, Sales and Marketing since July 2000. Prior to joining the Company, he was Vice President of Sales and Marketing for Danly IEM from 1998 to June 2000. From 1996 to 1998, Mr. McDevitt served as Business Director with Praxair, Inc. Between 1978 and 1996, Mr. McDevitt was with Liquid Carbonic Corporation, where he served as Vice President of Sales and Marketing, General Manager and as a National and Regional Manager.

   Charles Haas is a founder of the Company and has been serving as the Company's Executive Vice President and General Manager of Covad Integrated Services since December 2000. He served as the Company's Vice President, Sales and Marketing from May 1997 until November 1998 and has served in various other roles. Mr. Haas has over fourteen years of sales and business development experience with Intel where he held various positions from July 1982 to April 1997. At Intel Mr. Haas served as manager of corporate business development, focusing on opportunities in the broadband computer communications area, and played a principal in the development of the Company's Residential Broadband strategy for telephone and satellite companies (DSL, Fiber-to-the-Curb and satellite modems).

   Hellene Runtagh has served as a member of the Company's Board of Directors since November 1999. Ms. Runtagh served as Executive Vice President of Universal Studios from January 1999 until January 2001. In this capacity, she was responsible for overseeing the activities of the Universal Studios Operations Group, Universal Studios Consumer Products Group, Universal Studios Corporate Marketing and Sponsorships, and the Spencer Gift retail operations, Universal Studios' worldwide information technology, and Seagram's global sourcing and real estate operations. From February 1997 to January 1999, she held the position of senior vice president of reengineering effort at Universal. Previously, Ms. Runtagh spent 25 years at General Electric, where she served as President and Chief Executive Officer of GE Information Services from 1989 to 1996 and held general management roles with GE's capital and software businesses.

   Daniel Lynch has served as a member of the Company's Board of Directors since April 1997. Mr. Lynch is also a founder of CyberCash, Inc. and has served on its board of directors since August 1994. From December 1990 to December 1995, he served as chairman of the board of directors of Softbank Forums, a provider of education and conference services for the information technology industry. Mr. Lynch founded Interop Company in 1986, which is now a division of ZD Comdex and Forums. Mr. Lynch is a member of the Association for Computing Machinery and the Internet Society. He is also a member of the Board of Trustees of the Santa Fe Institute, the Bionomics Institute and CommerceNet. He previously served as Director of the Information Processing Division for the Information Sciences Institute in Marina del Rey, where he led the Arpanet team that made the transition from the original NCP protocols to the current TCP/IP based protocols. He has served as a member of the board of directors of Exodus Communications since January 1998. Mr. Lynch previously served as a member of the board of directors at UUNET Technologies, Inc., from April 1994 until August 1996.

   Rich Shapero has served as a member of the Company's Board of Directors since July 1997. Mr. Shapero is a managing partner of Crosspoint Venture Partners, L.P., a venture capital investment firm and has been with that firm since April 1993. From January 1991 to June 1992, he served as Chief Operating Officer of Shiva Corporation, a computer network company. Previously, he was a Vice President of Sun Microsystems, Inc., Senior Director of Marketing at AST Research, Inc., and held marketing and sales positions at Informatics General Corporation and UNIVAC's Communications Division. Mr. Shapero serves as a member of the board of directors of several privately held companies.

   Larry Irving has served as a member of the Company's Board of Directors since April 2000. Mr. Irving is the President and CEO of the Irving Information Group, a strategic consulting firm. Prior to founding the Irving Information Group, Mr. Irving served for almost seven years as Assistant Secretary of Commerce for Communications and Information, where he was a principal advisor to the President, Vice President and Secretary of Commerce on domestic and international communications and information policy issues, including the development of policies related to the Internet and Electronic Commerce. He was a point person in the Administration's successful efforts to reform the United States' telecommunications law, which resulted in the passage of the Telecommunications Act of 1996. Mr. Irving is widely credited with popularizing the term "Digital Divide" and was the principal author of the landmark Federal survey, Falling Through The Net, which tracked access to telecommunications and information technologies, including computers and the Internet, across racial, economic, and geographic lines. In recognition of his work to promote policies and develop programs to ensure equitable access to advanced telecommunication and information technologies, Irving was named one of the fifty most influential persons in the "Year of the Internet" by Newsweek Magazine. Prior to joining the Clinton-Gore Administration, Mr. Irving served ten years on Capitol Hill, most recently as Senior Counsel to the U.S. House of Representatives Subcommittee on Telecommunications and Finance. He also served as Legislative Director, Counsel and Chief of Staff (acting) to the late Congressman Mickey Leland (D-Texas). During the previous three years, Mr. Irving was associated with the Washington, D.C. law firm of Hogan & Hartson, specializing in communications law, antitrust law and commercial litigation.

   Robert Hawk has served as a member of the Company's Board of Directors since April 1998. Mr. Hawk is President of Hawk Communications and recently retired as President and Chief Executive Officer of U S WEST Multimedia Communications, a regional telecommunications service provider, where he headed the cable, data and telephony communications business from May 1996 to April 1997. He was president of the Carrier Division of U S West Communications, Inc., from September 1990 to May 1996. Prior to that time, Mr. Hawk was Vice President of Marketing and Strategic Planning for CXC Corporation. Prior to joining CXC Corporation, Mr. Hawk was director of Advanced Systems Development for AT&T/American Bell. He currently serves on the boards of PairGain Technologies, Inc., COM21, Inc., Concord Communications, Inc., Radcom, Ltd., Efficient Networks, Inc. and several privately held companies.

Classified Board

   The Board of Directors is divided into three classes. The term of office and directors consisting of each class is as follows:

 Class                        Directors               Term of Office
 -----                        ---------               --------------
 Class I................. Daniel Lynch      . expires at the annual meeting of
                          Rich Shapero        stockholders in 2003 and at each
                          Larry Irving        third succeeding annual meeting
                                              thereafter

 Class II................ Frank J. Marshall . expires at the annual meeting of
                          Hellene Runtagh     stockholders in 2001 and at each
                                              third succeeding annual meeting
                                              thereafter

 Class III............... Charles McMinn    . expires at the annual meeting of
                          Robert Hawk         stockholders in 2002 and at each
                                              third succeeding annual meeting
                                              thereafter

   The classification of directors has the effect of making it more difficult to change the composition of the Board of Directors.

Board Committees

   In April 1998, the Board of Directors established an Audit Committee and a Compensation Committee. The Audit Committee currently consists of three of the Company's outside directors, Messrs. Lynch and Hawk and Ms. Runtagh.

   The Audit Committee's primary responsibilities include:

  . conducting a post-audit review of the financial statements and audit findings;

  . reviewing the Company's independent auditors' proposed audit scope and approach; and

  . reviewing, on a continuous basis, the adequacy of the Company's system of internal accounting controls.

   The Compensation Committee currently consists of two of the Company's outside directors, Mr. Shapero and Ms. Runtagh.

   The primary responsibilities of the Compensation Committee include:

  . reviewing and determining the compensation policy for the Company's executive officers and directors, and other employees as directed by the Board of Directors;

  . reviewing and determining all forms of compensation to be provided to the Company's executive officers; and

  . reviewing and making recommendations to the Company's Board of Directors regarding general compensation goals and guidelines for the Company's employees and the criteria by which bonuses to the Company's employees are determined.

   The Company also has a Pricing Committee and Management Compensation Committee. The Pricing Committee currently consists of two outside directors, Messrs. Shapero and Irving. The function of the Pricing Committee is to set the price for the sale of the Company's common stock to third-parties. The function of the Management Compensation Committee, which consists solely of one inside director, Mr. Marshall, is to review and determine the compensation policy for employees other than the Company's executive officers and directors and to review and determine all forms of compensation for such employees.

   Messrs. Lynch, Shapero and McMinn are also members of the Chief Executive Officer Search Committee, which was created following the November 1, 2000 departure of Robert K. Knowling, the Company's former Chairman of the Board, Chief Executive Officer and President. The function of this committee is to locate a new Chief Executive Officer for the Company.

Compensation Committee Interlocks and Insider Participation

   Mr. Shapero and Ms. Runtagh currently serve on the Compensation Committee. One former director, Debra Dunn, also served on the Compensation Committee during 2000. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the Board of Directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. Mr. Shapero is affiliated with Crosspoint Venture Partners L.P., which was a party along with the Company, to a Series C Preferred Stock and Warrant Subscription Agreement dated February 23, 1998. Mr. Shapero was a shareholder of BlueStar Communications, which we acquired in 2000 and was also on BlueStar's Board of Directors. Mr. Shapero did not participate in Board matters relating to our purchase of BlueStar. See "--Certain Relationships and Related Transactions." Mr. McMinn is a member of the Board of Directors of DishnetDSL, a DSL provider in India, and Certive Corporation. We are a minority investor in both of these companies.

Director Compensation

   Except for grants of stock options subject to vesting and restricted stock subject to repurchase, directors of the Company generally do not receive compensation for services provided as a director or committee member. However, newly installed directors receive a stock option grant to purchase 60,000 shares of common stock which vests over four years. In January 2001, each of the members of the Board of Directors, other than Mr. McMinn (who received a stock option grant of 60,000 shares as a newly installed director), received a one-time stock option grant to purchase 50,000 shares, vesting over four years. The Company does not pay additional amounts for committee participation or special assignments of the Board of Directors, except for reimbursement of expenses in attending Board and committee meetings.

   In April 2001, we provided Mr. McMinn and Mr. Marshall with stock option grants for 200,000 shares each. These options were priced at the closing price of our stock on the NASDAQ National Market on the grant date. One-half of these options were immediately vested and the remaining one-half will vest over six months.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer or was one of the Company's four other most highly compensated executive officers (collectively, the "Named Executive Officers") during the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                Long-Term Compensation
                                                              ------------------------------
                                              Annual
                                           Compensation       Restricted       Securities
                                  Fiscal --------------------   Stock          Underlying      All Other
   Name and principal position     Year   Salary      Bonus   Awards ($)    Options/SARs (#)  Compensation
   ---------------------------    ------ --------    -------- ----------    ----------------  ------------
Frank J. Marshall................  2000  $      1         --        --            60,000             --
 Interim Chief Executive Officer
 and Director

Robert E. Knowling, Jr. .........  2000  $500,000    $250,000       --           450,000(11)    $250,810(12)
 Former Chairman, Board            1999  $399,996    $500,000       --               --         $875,420(13)
 of Directors, President and       1998  $180,768(3) $250,000       --         4,725,000        $750,343(14)
 Chief Executive Officer(1)

Robert Davenport, III(24)........  2000  $303,846         --        --           152,500        $150,360(15)
 President, Covad                  1999  $183,077(4) $ 91,667       --           450,001        $    171(16)
 Communications International,     1998       --          --        --               --              --
 BV

Catherine Hemmer.................  2000  $334,615         --        --           175,000        $ 87,860(17)
 Executive Vice President,         1999  $180,769    $109,500  $882,500(9)           --         $ 87,740(18)
 Chief Operating Officer           1998  $ 58,359(5) $ 56,000       --           437,713        $ 84,363(19)

Terry Moya.......................  2000  $209,615    $ 88,919       --           227,501        $    240(16)
 Executive Vice President,         1999  $ 70,673(6) $ 36,458  $526,200(10)      240,000        $ 40,065(20)
 External Affairs and Corporate    1998       --          --        --               --              --
 Development

Dhruv Khanna.....................  2000  $263,462         --        --            52,501        $    270(16)
 Executive Vice President,         1999  $176.923    $ 85,000       --               --         $    180(16)
 Human Resources, General Counsel  1998  $147,835    $ 80,000       --               --         $    145(16)
 and Secretary

Joseph Devich....................  2000  $265,385(7)      --        --            75,000        $300,210(21)
 Former Executive Vice President,  1999  $167,308    $101,250  $882,500(9)           --         $ 50,210(22)
 Corporate Services(2)             1998  $ 52,981(8) $ 20,137       --           380,622        $ 76,961(23)

--------
 (1) On November 1, 2000, the Company announced the resignation of Mr. Knowling. Frank J. Marshall has been appointed to replace Mr. Knowling on an interim basis and Mr. Knowling received compensation provided per his employment agreement.

 (2) Mr. Devich resigned from the Company in December 2000.

 (3) Pro rated based on an annual salary of $400,000 from hiring date of July 8, 1998.

 (4) Pro rated based on an annual salary of $200,000 from hiring date of January 20, 1999

 (5) Pro rated based on an annual salary of $160,000 from hiring date of August 10, 1998.

 (6) Pro rated based on an annual salary of $175,000 from hiring date of July 26, 1999.

 (7) Pro rated based on an annual salary of $300,000 through December 2000.

 (8) Pro rated based on an annual salary of $150,000 from hiring date of August 13, 1998.

 (9) This value is based upon the closing price of $29.416 for 30,000 shares granted on November 3, 1999 to Ms. Hemmer and Mr. Devich. Twenty-five percent of these shares vest on the four consecutive anniversaries of the grant date. As of December 29, 2000, twenty-five percent of these shares were vested and each grant was valued at $49,686 based on a closing price of $1.6562.

(10) This value is based upon the closing price of $35.083 for 15,000 shares granted on July 26, 1999 to Mr. Moya. Twenty-five percent of these shares vest on the four consecutive anniversaries of the grant date. As of December 29, 2000, twenty-five percent of these shares were vested and valued at $24,843 based on a closing price of $1.6562.

(11) Includes 450,000 options to purchase common stock, all of which were granted in February 2000 and voluntarily rescinded in September 2000.

(12) Includes the outstanding balance of $250,000 on a note which was forgiven in connection with Mr. Knowling's resignation and premium payments for Mr. Knowling's term life insurance.

(13) Includes $750,000 for the final installment of Mr. Knowling's sign-on bonus as well as $420 for term life insurance premium, plus scheduled loan forgiveness of $125,000 on a $500,000 note which was secured by Mr. Knowling's residence.

(14) Includes $750,000 for the first installment of Mr. Knowling's sign-on bonus as well as $343 for term life insurance premium.

(15) Includes scheduled loan forgiveness of $150,000 on a $600,000 note which was secured by Mr. Davenport's residence as well as premium payments for Mr. Davenport's term life insurance.

(16) The dollar amount represents premium payments the Company made for these executives' term life insurance policy.

(17) Includes scheduled loan forgiveness of $87,500 on a $350,000 note which was secured by Ms. Hemmer's residence as well as premium payments for Ms. Hemmer's term life insurance.

(18) Includes scheduled loan forgiveness of $87,500 on a $350,000 note which was secured by Ms. Hemmer's residence as well as premium payments for Ms. Hemmer's term life insurance.

(19) Includes a payment of $84,275 as a sign-on bonus as well as $88 for term life insurance premium.

(20) Includes a payment of $40,000 as a sign-on bonus as well as $65 for term life insurance premium.

(21) Includes a $150,000 severance payment, scheduled loan forgiveness of $50,000 as well as forgiveness of the outstanding balance of $100,000 in connection with Mr. Devich's resignation on a $200,000 note which was secured by Mr. Devich's residence and $210 for Mr. Devich's term life insurance premium.

(22) Includes scheduled loan forgiveness of $50,000 on a $200,000 note which was secured by Mr. Devich's residence as well as premium payments for Mr. Devich's term life insurance.

(23) Includes a payment of $76,883 as a sign-on bonus as well as $78 for term life insurance premium.

(24) Mr. Davenport resigned from the Company in May 2001. Mr. Davenport's duties will be assumed by Terry Moya, Executive Vice President, External Affairs and Corporate Development.

 Option/SAR Grants In Last Fiscal Year

   The following table sets forth information regarding stock options granted to Named Executive Officers during the fiscal year ended December 31, 2000.

                                        Individual Grants
                         ------------------------------------------------
                                                                              Potential Realizable
                                         Percent of                       ------------------------------
                           Number of    Total Options                     Value at Assumed Annual Rates
                           Securities    Granted to   Exercise             Of Stock Price Appreciation
                           underlying   Employees in   Price                 For Option Term ($)(3)
                            Options        Fiscal       Per    Expiration ------------------------------
Name                     Granted (#)(1)  2000 (%)(2)   Share      Date          5%            10%
----                     -------------- ------------- -------- ---------- -------------- ---------------
Frank J. Marshall.......     60,000        0.4371%    $56.625    2/15/08     $ 1,622,155    $ 3,885,343

Robert Davenport,
 III(6).................     52,500        0.3825%    $ 56.63    2/15/08     $ 1,419,511    $ 3,399,975
                            100,000        0.7285%    $ 15.69    8/11/08     $   749,128    $ 1,794,291

Catherine Hemmer........     75,000        0.5264%    $ 56.63    2/15/08     $ 2,027,873    $ 4,857,108
                            100,000        0.7285%    $  1.59   12/08/08     $    76,097    $   182,265

Dhruv Khanna............     52.501        0.3825%    $ 56.63    2/15/08     $ 1,419,538    $ 3,400,040

Terry Moya..............     52,501        0.3825%    $ 56.63    2/15/08     $ 1,419,538    $ 3,400,040
                            100,000        0.6746%    $ 15.94    9/05/08     $   761,064    $ 1,822,881
                             75,000        0.5059%    $ 1.594   12/08/08     $    57,073    $   136,699

Joseph Devich(4)........     75,000        0.5264%    $ 56.63    1/03/01     $ 2,027,873    $ 4,857,108

Robert E. Knowling,
 Jr.(5).................    450,000        3.2783%    $ 56.63   02/15/08     $12,167,236    $29,142,645

--------
(1) The material terms of the option grants are as follows: (i) the options consist of qualified and nonqualified stock options; (ii) all have an exercise price equal to the fair market value on the date of grant; (iii) grants generally have an 8-year term and become exercisable over a four-year period (for example, grants of initial stock options to new employees typically vest at a rate of 12.5% of the option shares on the six-month anniversary of the grant date with the remainder vesting in 42 equal monthly installments); (iv) the options are not transferable and (v) all options are otherwise subject to the terms and provisions of the Company's 1997 Stock Plan. See "--1997 Stock Plan."

(2) Based on options covering an aggregate of 14,824,509 shares the Company granted during 2000 pursuant to the Company's 1997 Stock Plan.

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

(4) Mr. Devich resigned from the Company in December 2000.

(5) Mr. Knowling resigned from the Company in October 2000. This table includes 450,000 options to purchase common stock which were granted in February 2000 and voluntarily rescinded in September 2000.

(6) Mr. Davenport resigned from the Company in May 2001.

 Aggregated Option/SAR Exercises In Last Fiscal Year And Year-End Option/SAR Values

   The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 2000 and the number and year-end value of shares of the Company's common stock underlying the unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised or held stock appreciation rights during the year ended December 31, 2000.

                           Options Exercised During     Number Of Securities
                                     2000              Underlying Unexercised      Value Of Unexercised
                         ----------------------------        Options At           In-The-Money Options At
                            Shares                        December 31, 2000      December 31, 2000 ($)(2)
                         Acquired On       Value      ------------------------- ---------------------------
          Name           Exercise (#) Realized ($)(1) Exercisable Unexercisable  Exercisable  Unexercisable
          ----           ------------ --------------- ----------- ------------- ------------- -------------
Robert E. Knowling,
 Jr.(3).................   318,913    $11,704,610.12   2,338,275         --     $2,833,521.65       --
Robert Davenport,
 III(3).................    52,500    $ 2,988,519.15     182,394     367,608              --        --
Catherine Hemmer........       --                --      200,956     324,258              --        --
Frank J. Marshall.......       --                --       62,373      68,127    $   56,915.00       --
Dhruv Khanna............       --                --       10,937      41,564              --        --
Terry Moya..............     3,750    $    68,553.01      93,933     296,568              --        --
Joseph Devich(3)........    78,375    $ 2,094,213.39      46,744     237,244              --        --

--------
(1) Value represents the fair market value at exercise minus the exercise price.

(2) Value represents the difference between the exercise price and the market value (i.e., closing price) of common stock of $1.656 on December 29, 2000. An option is "in-the-money" if the market value of the common stock exceeds the exercise price.

(3) Messrs. Knowling, Davenport and Devich resigned from the Company in October 2000, May 2001 and October 2000, respectively.

 Employment Agreements And Change In Control Arrangements

   Five of the Company's Section 16 officers, except the Company's Interim Chief Executive Officer, have entered into severance agreements with the Company under which the benefits would be triggered by a change of control. In general, a change of control for the purposes of these agreements, is defined as either (i) the acquisition of 20% of outstanding common stock of the Company; (ii) a 25% change in the composition of the Board of Directors which is completed without the approval of the Board of Directors; or
(iii) stockholder approval of a merger without 80% continuity of interest or of sale or other disposition of substantially all of the Company's assets.

   These agreements provide for a one-year employment term for these officers upon a qualifying "change in control" and provide that such officer's compensation and benefits cannot be reduced during the one-year term. In addition, these contracts provide a basic severance benefit equal to two times the sum of such officer's base salary and target bonus. Should an officer be terminated within one year of a change in control, without cause or should the officer terminate employment for "good reason" within that period, in addition to the severance payment described above, such officer shall be entitled to (i) a pro rata bonus for the year of termination; (ii) distribution of deferred compensation; (iii) cash in lieu of any forfeited retirement/401(k) benefits; and (iv) two years medical and other insurance benefits. Moreover, under certain circumstances, such officer may defer severance and deferred compensation payment upon six months advance notice. These agreements may also provide additional rights including, but not limited to, legal fee reimbursement, interest on delinquent payments, a board hearing if terminated "for cause," and no obligation to mitigate damages.

   In December 2000, the Company entered into written employment agreements with Mark Perry, the Company's Executive Vice President and Chief Financial Officer, John McDevitt, the Company's Executive Vice President, Sales and Marketing, Terry Moya, the Company's Executive Vice President, External Affairs and Corporate Development and Catherine Hemmer, the Company's Executive Vice President and Chief

Operating Officer. The Company will offer a similar written employment agreement to Anjali Joshi, our Executive Vice President, Engineering. These agreements have a 12-month term, except for Ms. Hemmer's agreement, which has an 18-month term. If the Company terminates any of these officers without cause (as that term is defined in the agreement), or if an officer resigns for good reason (as that term is defined in the agreement), the Company must continue to pay their annual salary through the term of the agreement, plus a pro rated portion of their bonus. In the event of a change of control (as that term is defined in the agreement), these employment agreements are null and void.

   In 1998, the Company entered into a written employment agreement with Robert Knowling, Jr., the former Chairman of the Board of Directors, President and Chief Executive Officer, who resigned on November 1, 2000. In connection with his resignation, Mr. Knowling will continue to receive compensation in the form of a $500,000 annual base salary for a period of two years and a $250,000 annual bonus for two years, so long as Mr. Knowling does not become employed by one of the Company's direct competitors. Mr. Knowling received (i) a signing bonus of $1,500,000, one half of which was paid when he began working for the Company, and the remaining half of which was paid once he worked for the Company for one full year (July 1999), and (ii) stock options to purchase 4,725,000 shares of the Company's common stock at an exercise price of $0.45 per share. As provided in the agreement, in August 1998 the Company loaned Mr. Knowling $500,000 pursuant to a Note Secured by Deed of Trust that bears no interest during his employment. The loan has been forgiven in connection with his resignation. See "Certain Relationships and Related Transactions--Employee Loans."

   With respect to all options granted under the Company's 1997 Stock Plan, in the event that the Company merges with or into another corporation resulting in a change of control involving a shift in 50% or more of the voting power of the Company's capital stock, or the sale of all or substantially all of the Company's assets, the options will fully vest and become exercisable one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause or in the event the successor corporation refuses to assume the options. See "--1997 Stock Plan."

   We have also entered into restricted stock purchase agreements with certain of the Company's officers and directors. The shares of the Company's common stock issued pursuant to these restricted stock purchase agreements are subject to the Company's right of repurchase which lapses in accordance with the vesting schedule of the agreements. The agreements also include similar provisions to the stock options, providing for accelerated vesting in the event of a change of control. See "Certain Relationships and Related Transactions-- Issuance of Common Stock."

 1997 Stock Plan

  Structure

   The 1997 Plan consists of three types of equity incentive programs: (i) qualifying stock options ("Incentive Stock Options") intended to qualify within the meaning of Section 422 of the Code; (ii) non-qualifying stock options (or "Non-Statutory Stock Options") not intended to qualify within the meaning of
Section 422 of the Code; and (iii) stock purchase rights ("SPRs") for shares of common stock.

  Administration

   The Plan is administered by the Company's Board of Directors or a committee appointed by the Board of Directors and consisting of non-employee directors within the meaning of Section 16(b) of the Exchange Act and outside directors within the meaning of Section 162(m) of the Code (referred to as the "Administrator"). Subject to the provisions of the Plan, the Administrator has the authority, in its discretion: (i) to determine the fair market value of the Company's common stock; (ii) to select the employees, directors or consultants to whom options and SPRs may be granted under the Plan; (iii) to determine the number of shares of common stock to be covered by each option and SPR granted under the Plan; (iv) to approve forms of agreement for use under the Plan; (v) to determine the terms and conditions of any option or SPR granted under the Plan such as the exercise price, the time or times when options or SPRs may be exercised (which may be based on performance criteria), any vesting acceleration or waiver of forfeiture restrictions; (vi) to reduce the exercise price of any option or SPR to the then current fair market value;
(vii) to institute an option exchange program; (viii) to construe and interpret the terms of the Plan and awards granted pursuant to the Plan; (ix) to prescribe, amend and rescind rules and regulations relating to the Plan; (x) to modify or amend each option or SPR; (xi) to allow optionees to satisfy withholding tax obligations by electing to have the Company withhold from the shares to be issued upon exercise of an option or SPR that number of shares having a fair market value equal to the amount required to be withheld; (xii) to authorize any person to execute on behalf of the Company any instrument required to effect the grant of an option or SPR previously granted by the Administrator; and (xiii) to make all other determinations deemed necessary or advisable for administering the Plan.

  Eligibility

   All employees, directors and consultants are eligible to participate in the 1997 Plan. Incentive Stock Options may be granted only to employees (including officers and directors). Non-Statutory Stock Options and SPRs may be granted to employees, directors and consultants. To the extent that the aggregate fair market value of the shares with respect to which Incentive Stock Options are exercisable for the first time by an optionee during any calendar year (under all plans of the Company and any parent or subsidiary) exceed $100,000, such options are treated as Non-Statutory Stock Options. No optionee may be granted, in any fiscal year, options to purchase more than 4,500,000 shares (subject to adjustment for future stock splits and dividends); provided that, in connection with his or her initial service, an optionee may be granted options to purchase up to an additional 2,000,000 shares that shall not count against such limit.

  Securities Subject To The Plan

   As of January 1, 2001, the number of shares of the Company's common stock which are reserved for issuance under the Plan is 59,657,761 shares, plus an annual increase on the first day of each fiscal year equal to the lesser of (i) 3% of the outstanding shares on such date or (ii) an amount determined by the Company's Board of Directors, with the total annual increase being capped at 20,000,000 shares. In 2001, the 3% annual increase consisted of 5,308,123 shares plus 10,000,000 additional shares approved at the Company's Annual Meeting held June 30, 2000 for the Year 2001.

   These shares may be authorized, but unissued, or reacquired common stock. If an option or SPR expires or becomes unexercisable without having been exercised in full, or is surrendered pursuant to an option exchange program, the unpurchased shares that were subject thereto may become available for future grant or sale under the Plan.

  Participation In The Plan

   As of January 1, 2001, 27,734,375 shares of common stock were subject to outstanding options and SPRs under the Plan, 39,952,644 options had been issued under the Plan (net of cancelled options), and we can grant up to 19,705,117 additional options within the Plan's limits.

 1998 Employee Stock Purchase Plan

   The 1998 Employee Stock Purchase Plan was adopted by the Company's Board of Directors in December 1998, and approved by the stockholders in January 1999. As of January 1, 2001, a total of 8,927,727 shares of the Company's common stock have been reserved for issuance under this plan, plus annual increases equal to the lesser of (i) 2% of the outstanding shares on such date or (ii) an amount determined by the Board of Directors. To date, 1,118,024 shares have been issued under the 1998 Employee Stock Purchase Plan.

   The 1998 Employee Stock Purchase Plan, which is intended to qualify under
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), contains consecutive, overlapping, twenty-four month offering periods. Each offering period includes four six-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except for the first offering period which commenced on the first trading day after the Company's initial public offering (January 22, 1999) and ends on the last trading day on or before October 31, 2000.

   Employees are eligible to participate if they are customarily employed by the Company or any of the Company's participating subsidiaries for at least 30 hours per week and more than five months in any calendar year. However, no employee may be granted a right to purchase stock under the 1998 Employee Stock Purchase Plan (i) to the extent that, immediately after the grant of the right to purchase stock, the employee would own stock possessing 5% or more of the total combined voting power or value of all classes of the Company's capital stock, or (ii) to the extent that his or her rights to purchase stock under all the Company's employee stock purchase plans accrues at a rate which exceeds $25,000 worth of stock for each calendar year. The 1998 Employee Stock Purchase Plan permits participants to purchase the Company's common stock through payroll deductions of up to 12% of the participant's "compensation." Compensation is defined as the participant's base straight time gross earnings and commissions but excludes payments for overtime, shift premium, incentive compensation, incentive payments, bonuses and other compensation. The maximum number of shares a participant may purchase during a single purchase period is 5,000 shares.

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

 Laser Link.Net, Inc. 1997 Stock Plan

   On March 20, 2000, pursuant to the Agreement and Plan of Merger dated as of March 8, 2000, Laser Link.Net, Inc. was acquired in a merger of Lightsaber Acquisition Co. ("Lightsaber"), the Company's wholly-owned subsidiary, with Laser Link in which Lightsaber was the surviving entity (the "Merger"). As part of the Merger, the Company agreed to assume the Laser Link.Net, Inc. 1997 Stock Option Plan (the "Laser Link Plan") and each outstanding option under the Laser Link Plan. As a result, the Company will issue shares of the Company's common stock, subject to adjustment in the number of shares and exercise price of the original options, upon exercise of outstanding stock options previously issued under the Laser Link Plan. In the Merger, each share of Laser Link common stock was converted into .173535 share of the Company's common stock (the "Exchange Ratio").

   Structure. The Laser Link Plan consists of two types of equity incentive programs: (i) qualifying stock options ("Incentive Stock Options") intended to qualify within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and (ii) non-qualifying stock options (or "Non-Statutory Stock Options") not intended to qualify within the meaning of Section 422 of the Code.

   Administration. The Laser Link Plan is administered by either the Company's Board of Directors or an Option Committee consisting of outside directors appointed by the Board of Directors (the "Administrator"). Subject to the provisions of the Laser Link Plan, the Administrator has the authority, in its discretion: (i) to select the employees, directors or consultants to whom options may be granted under the Laser Link Plan; (ii) to determine the number of shares of common stock to be covered by each option granted under the Laser

Link Plan; (iii) to determine the time or times at which options may be granted and whether those options are Incentive Stock Options or Non-Statutory Stock Options; (iv) to determine the price at which options are exercisable, the rate of exercisability and the duration of each option; and (v) to prescribe, amend and rescind rules and regulations relating to the Laser Link Plan.

   Eligibility. All key employees, directors and important consultants are eligible to participate in the Laser Link Plan. However, in view of the Merger, it is anticipated that no further options will be granted under the Laser Link Plan.

   Under the Laser Link Plan Incentive Stock Options may be granted only to employees (including officers and directors who are employees). Non-Statutory Stock Options may be granted to employees, directors and consultants of the Company's. No optionholder may be granted options to purchase more than 90% of the shares authorized for issuance under the Laser Link Plan.

   Securities Subject to the Laser Link Plan. As of the date of the Merger, 10,000,000 shares of Laser Link's common stock, par value $0.01, were reserved for issuance under the Laser Link Plan. After the Merger, based on the Exchange Ratio, a maximum of 1,735,350 shares of the Company's common stock will be available for issuance under the Laser Link Plan.

 BlueStar Communications Group, Inc. 2000 Stock Incentive Plan

   On September 25, 2000, pursuant to the Agreement and Plan of Merger dated as of June 15, 2000, BlueStar Communications Group, Inc. ("BlueStar") was acquired in a merger of Covad Acquisition Corp. ("CAC"), the Company's wholly owned subsidiary, with BlueStar in which CAC was the surviving entity (the "Merger"). As part of the Merger, the Company agreed to assume the BlueStar Communications Group, Inc. 2000 Stock Incentive Plan (the "BlueStar Plan") and each outstanding option under the BlueStar Plan.

   As a result, the Company will issue shares of the Company's common stock, subject to adjustment in the number of shares and exercise price of the original options, upon exercise of outstanding stock options previously issued under the BlueStar Plan. In the Merger, each share of BlueStar common stock was converted into .053 share of the Company's common stock (the "Exchange Ratio"). In light of the Exchange Ratio, there are 207,146 shares of the Company's common stock subject to the BlueStar Plan.

   In general, the BlueStar Plan consists of five types of equity incentive programs: (i) the Discretionary Option Grant Program under which eligible persons may, at the discretion of the Plan Administrator, be granted options to purchase shares of common stock; (ii) the Salary Investment Option Grant Program under which eligible employees may elect to have a portion of their base salary invested each year in special options; (iii) the Stock Issuance Program under which eligible persons may, at the discretion of the Plan Administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered the Company (or any parent or subsidiary); (iv) the Automatic Option Grant Program under which eligible non-employee Board members shall automatically receive options at periodic intervals to purchase shares of common stock; and (v) the Director Fee Option Grant Program under which non-employee Board members may elect to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

   The persons eligible to participate in the Discretionary Option Grant and Stock Issuance Programs include (i) employees; (ii) non-employee members of the Board of Directors or the board of directors of any parent or subsidiary; and
(iii) consultants and other independent advisors who provide services to the Company (or any parent or subsidiary). Only employees who are Section 16 Insiders or other highly compensated individuals participate in the Salary Investment Option Grant Program. Only non-employee Board members may participate in the Automatic Option Grant and Director Fee Option Grant Programs.

   No one person participating in the BlueStar Plan may receive options, separately exercisable stock appreciation rights and direct stock issuances for more than 53,000 shares of common stock (in the aggregate) per calendar year. The stock issuable under the BlueStar Plan includes shares of authorized but unissued or reacquired common stock. The maximum number of shares of common stock initially reserved for issuance over the term of the BlueStar Plan shall not exceed 452,541 shares.

   As of the date of the Merger, 7,027,077 shares of BlueStar's common stock, par value $0.01, were reserved for issuance under existing options granted under the BlueStar Plan. It is anticipated that no further options will be granted or shares will be issued under the BlueStar Plan. After the Merger, based on the Exchange Ratio, a maximum of 1,251,182 shares of the Company's common stock will be issuable pursuant to existing options granted under the BlueStar Plan.

   While the BlueStar Plan provides for automatic share increase each year through 2005 based on the outstanding common stock, the Company does not intend to avail itself of this increased availability since it anticipates that no further options will be granted under the BlueStar Plan.

Limitation on Liability and Indemnification Matters

   The Company's Amended and Restated Certificate of Incorporation limits the liability of the Company's directors to the maximum extent permitted by Delaware law, and the Company's Bylaws provide that the Company will indemnify the Company's directors and officers and may indemnify the Company's other employees and agents to the fullest extent permitted by law. We also entered into agreements to indemnify the Company's directors and executive officers, in addition to the indemnification provided for in the Company's Bylaws. The Company's Board of Directors believes that these provisions and agreements are necessary to attract and retain qualified directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2000, except the following forms which were filed late by Larry Irving (Form 3 due March 5, 2000), Chuck Haas (Form 3 due December, 12
2000); Dhruv Khanna (Form 4 due July 10, 2000 and Form 5 due February 14,
2000); Robert Hawk (Form 5 due February 14, 2000), Catherine Hemmer (Form 5 due February 14, 2000), Michael Lach (Form 5 due February 14, 2000), Timothy Laehy (Form 5 due February 14, 2000), Jane Marvin (Form 5 due February 14, 2000), John McDevitt (Form 5 due February 14, 2000), Terry Moya (Form 5 due
February 14, 2000), Mark H. Perry (Form 5 due February 14, 2000) and Frank Thomas (Form 5 due February 14, 2000). Based solely upon representations from these officers and directors, each of these late forms were filed in connection with single transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding ownership of the Company's common stock as of May 1, 2001 by:

  (i)   each Named Executive Officer;

  (ii)  each of the Company's directors;

  (iii) all of the Company's executive officers and directors as a group; and

  (iv) all persons known to the Company to beneficially own 5% or more of the Company's common stock.

   Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of May 1, 2001 as described in the footnotes below. Percentage ownership is calculated pursuant to SEC Rule 13d-3(d)(1). Except as otherwise indicated, the address of each of the persons in this table, other than the selling stockholders, is as follows: c/o Covad Communications Group, Inc., 4250 Burton Drive, Santa Clara, California 95054.

                                                          Shares Beneficially
                                                                 Owned
                                                         ---------------------
                    Beneficial Owner                       Number   Percentage
                    ----------------                     ---------- ----------
SBC Communications, Inc.(1).............................  9,373,169    5.21%
Charles McMinn(2).......................................  3,557,474    1.98%
Rich Shapero(3).........................................  2,593,768    1.44%
Chuck Haas(4)...........................................  5,347,531    2.97%
Dhruv Khanna(5).........................................  5,348,595    2.97%
Catherine Hemmer(6).....................................    503,919      *
Robert Davenport, III(7)................................    285,031      *
Robert Hawk(8)..........................................    307,018      *
Daniel Lynch(9).........................................    540,416      *
Frank J. Marshall(10)...................................    816,439      *
Hellene Runtagh(11).....................................     43,831      *
Larry Irving(12)........................................     22,707      *
Terry Moya(13)..........................................    165,272      *
Robert E. Knowling Jr. .................................    671,400      *
Joseph Devich...........................................     22,835      *
All current executive officers and directors as a group
 (16 persons)........................................... 29,354,673   16.31%

--------
  * Represents beneficial ownership of less than 1% of the Company's outstanding stock.

 (1) Based on a Form 13G filed November 6, 2000 with the Securities and Exchange Commission by SBC Communications, Inc.

 (2) Includes 33,377 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

 (3) Includes 3,750 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

 (4) Includes 5,416 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

 (5) Includes 7,479 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

 (6) Includes 31,778 shares of common stock subject to options exercisable within 60 days of May 1, 2001 as well as 13,683 shares of the Company's common stock beneficially owned by Ms. Hemmer's husband which may be attributable to Ms. Hemmer.

 (7) Includes 27,690 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

 (8) Includes 3,805 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

 (9) Includes 6,750 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

(10) Includes 37,083 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

(11) Includes 5,834 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

(12) Includes 4,584 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

(13) Includes 19,147 shares of common stock subject to options exercisable within 60 days of May 1, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Series C Preferred Stock and Warrant Subscription Agreement

   On February 20, 1998, we entered into a Series C Preferred Stock and Warrant Subscription Agreement (the "Subscription Agreement") with Warburg, Pincus Ventures, L.P. ("Warburg") & Crosspoint Venture Partners 1996 ("Crosspoint") and Intel Corporation ("Intel"). Under this agreement, Warburg and Crosspoint unconditionally agreed to purchase an aggregate of 8,646,214 shares of our Series C Preferred Stock and warrants to purchase an aggregate of 7,094,250 shares of our Series C Preferred Stock for an aggregate purchase price of $16.0 million at a date that we were to determine but, in any event, not later than March 11, 1999. We agreed to either call this commitment or complete an alternate equity financing of at least $16.0 million by March 11, 1999. A proposed alternate equity financing providing for a price per share greater than or equal to $1.8511 and including securities that were equal in right with, or more favorable to us than, our Series C Preferred Stock as set forth in our Amended and Restated Certificate of Incorporation required unanimous approval by a majority of our disinterested directors. In consideration of this commitment, we issued to Warburg and Crosspoint warrants to purchase an aggregate of 2,541,222 shares of our common stock at a purchase price of $0.0022 per share. The parties agreed that the stock purchases by AT&T Ventures and NEXTLINK Communications Inc. (now XO Communications) constituted an alternate equity financing (see below). As a result, we did not issue and sell our Series C Preferred Stock to Warburg and Crosspoint. Messrs. Henry Kressel and Joseph Landy, two of our former directors, are affiliated with Warburg, and Mr. Shapero, one of our current directors, is affiliated with Crosspoint.

   On April 24, 1998, the Subscription Agreement was amended pursuant to an Assignment and Assumption Agreement to which we were a party along with Warburg, Crosspoint and Mr. Hawk. By the terms of this agreement, Warburg and Crosspoint assigned to Mr. Hawk their obligation to purchase 54,022 shares of our Series C Preferred Stock and 44,338 warrants to purchase Series C Preferred Stock for an aggregate purchase price of $100,001.65. On the same date, Mr. Hawk purchased 54,022 shares of our Series C Preferred Stock at a price per share of $1.8511. As a result of this amendment, the aggregate obligation of Warburg and Crosspoint to purchase our Series C Preferred Stock and warrants to purchase Series C Preferred Stock was reduced from 8,646,214 shares to 8,592,192 shares and from 7,094,250 shares to 7,049,911 shares, respectively, for an aggregate purchase price of $15.9 million (reduced from $16.0 million). On the same date, the Amended and Restated Stockholder Rights Agreement dated March 11, 1998 (the "Stockholder Rights Agreement") was amended to add Mr. Hawk as a party.

   The warrants to purchase our common stock issued upon the signing of the Subscription Agreement had five-year terms (but had to be exercised prior to the closing of our initial public offering), had purchase prices of $0.0015 per share, were immediately exercisable and contained net exercise provisions. Prior to our initial public offering, Warburg and Crosspoint exercised their warrants to purchase Series C Preferred Stock for 3,048,907 and 762,364 shares of our common stock.

   On March 11, 1998, we amended the Stockholder Rights Agreement, to extend the rights held by Warburg, Crosspoint, and Intel to our warrants to purchase common stock, Series C Preferred Stock and warrants to purchase Series C Preferred Stock issued or issuable to Warburg, Crosspoint and Intel pursuant to the Subscription Agreement (see below).

The Intel Stock Purchase

   As provided in the Subscription Agreement, Intel purchased 540,216 shares of our Series C Preferred Stock and warrants to purchase 443,250 shares of our Series C Preferred Stock for an aggregate purchase price of $1.0 million concurrently with the issuance of our 1998 notes in March 1998. We did not have any obligation to issue the warrants to purchase Series C Preferred Stock to Intel until such time as Warburg and Crosspoint funded their respective commitments under the Subscription Agreement. The parties agreed that our initial public offering constituted an alternate equity financing and, therefore, we did not issue the warrants to purchase Series C Preferred Stock to Intel. In connection with its agreement to purchase such Series C Preferred Stock and warrants to purchase Series C Preferred Stock, we issued to Intel warrants to purchase an aggregate of 238,167 shares of our common stock at a purchase price of $0.0015 per share. Prior to our initial public offering, Intel exercised its warrants for 238,167 shares of our common stock.

Transactions in Connection with the Formation of the Delaware Holding Company

   We were originally incorporated in California as Covad Communications Company ("Covad California") in October 1996. In July 1997, we were incorporated in Delaware as part of our strategy to operate through a holding company structure and to conduct substantially all of our operations through subsidiaries. To effect the holding company structure, in July 1997 we entered into an Exchange Agreement with the existing holders of the common stock and Series A Preferred Stock of Covad California to acquire all of such stock in exchange for a like number of shares of our common and preferred stock, so that after giving effect to the exchange Covad California became our wholly-owned subsidiary. In addition, we entered into an Assumption Agreement pursuant to which we assumed certain outstanding obligations of Covad California, including a $500,000 demand note issued to Warburg and certain commitments to issue stock options to two of our consultants.

   In connection with the Exchange Agreement, Mr. McMinn, our Chairman of the Board of Directors, and two of our current officers, Mr. Khanna and Mr. Haas, each exchanged 6,750,000 shares of common stock of Covad California, originally purchased for $.0019 per share, for a like number of our shares of common stock pursuant to restricted stock purchase agreements. In addition, Mr. Lynch, one of our directors, exchanged 324,000 shares of common stock of Covad California, originally purchased for $0.148 per share, for a like number of our shares of common stock pursuant to a restricted stock purchase agreement. The common stock issued to Messrs. McMinn, Khanna, Haas and Lynch are generally subject to vesting over a period of four years. This vesting is subject to acceleration upon a change of control involving a merger, sale of all or substantially all our assets or a shift in 50% or more of the voting power of our capital stock. Our repurchase rights lapse one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause, or in the event the successor corporation refuses to assume the agreements.

Issuance of Common Stock

   On July 15, 1997, we issued 2,531,250 shares of our common stock to Mr. Rex Cardinale, one of our former officers, for a purchase price of $0.148 per share. On August 30,1997, we issued 776,250 shares of our common stock to Mr. Laehy, one of our former officers, for a purchase price of $0.0222 per share. On October 14, 1997, we issued 324,000 shares of our common stock to Mr. Marshall, our Chief Executive Officer and one of our directors, for a purchase price of $0.0222 per share. On April 24, 1998, we issued 216,000 shares of our common stock to Mr. Hawk, one of our directors, for a purchase price of $0.296 per share. On August 28, 1998, we issued 90,000 shares of our common stock to Mr. Hawk for a purchase price of $2.555 per share. The shares of our common stock issued to Messrs. Cardinale, Laehy, Marshall, and Hawk were issued pursuant to restricted stock purchase agreements which contain vesting and change of control provisions similar to those contained in the above-described restricted stock purchase agreements of Messrs. McMinn, Khanna, Haas and Lynch.

Issuance of Series A Preferred Stock

   On June 30, 1997 Covad California issued 225,000 shares of Series A Preferred Stock to each of Messrs. McMinn, Khanna and Haas and 450,000 shares of Series A Preferred Stock to Mr. Lynch for a purchase price of $0.222 per share. In July 1997, these shares were exchanged for a like number of our shares of Series A Preferred Stock pursuant to the Exchange Agreement.

Issuance of Series B Preferred Stock

   In July 1997, we sold an aggregate of 25,500,001 shares of our Series B Preferred Stock, of which 18,000,000 shares were sold to Warburg, 4,500,000 shares were sold to Crosspoint and 3,000,001 shares were sold to Intel. The purchase price of our Series B Preferred Stock was $0.333 per share. A portion of the purchase price of the Series B Preferred Stock was paid by cancellation of a $500,000 demand note issued to Warburg in June 1997. Messrs. Kressel and Landy, each of whom formerly served as members of our Board of Directors, are affiliated with Warburg. Mr. Shapero, who currently serves on our Board of Directors, is affiliated with Crosspoint. On February 12, 1998, we sold an additional 150,003 shares of Series B Preferred Stock at a purchase price of $0.666 per share to Mr. Marshall.

The Strategic Investments and Relationships

   In January 1999, we received equity investments from AT&T Ventures, NEXTLINK Communications Inc. (now XO Communications) and Qwest Communications International, Inc. AT&T Ventures purchased an aggregate of 2,250,874 shares of our Series C-1 Preferred Stock at $1.8511 per share and an aggregate of 1,736,112 shares of our Series D-1 Preferred Stock at $12.00 per share. These purchases represent an aggregate investment of $25 million, of which $11 million was invested by AT&T Venture Fund II, LP and $14 million was invested by two affiliated funds. NEXTLINK Communications Inc. (now XO Communications) purchased 1,800,699 shares of our Series C-1 Preferred Stock at $1.8511 per share and 925,926 shares of our Series D-1 Preferred Stock at $12.00 per share, representing an investment of $20 million. Qwest Communications International, Inc. purchased 1,350,523 shares of our Series C-1 Preferred Stock at $1.8511 per share and 1,041,667 shares of our Series D-1 Preferred Stock at $12.00 per share, representing an aggregate investment of $15 million. At the completion of our initial public offering, our Series C-1 Preferred Stock converted into our Class B common stock on a one-for-one basis. The Series D-1 Preferred Stock also converted into our Class B common stock at that time on a one-for-one basis. These strategic investors have agreed not to transfer any of our Series C-1 Preferred Stock, Series D-1 Preferred Stock or Class B common stock to any non-affiliated third party until January 2000. They have also each agreed not to acquire more than 10% of our voting stock without our consent until January 2002. In addition, until January 2002, they have agreed to vote any voting securities they hold as recommended by our Board of Directors. Since this time, all of our Class B common stock has been converted into our common stock.

   Concurrently with these strategic equity investments, we entered into commercial agreements with AT&T Corp., NEXTLINK Communications Inc. (now XO Communications) and Qwest Communications International, Inc. These agreements provide for the purchase, marketing and resale of our services at volume discounts, our purchase of fiber optic transport bandwidth at volume discounts, collocation of network equipment and development of new DSL services. These agreements have terms ranging from six months to several years subject to earlier termination in certain circumstances. We cannot predict the number of line orders that AT&T Corp., NEXTLINK Communications Inc. (now XO Communications) or Qwest Communications International, Inc. will generate, if any, whether line orders will be below our expectations or the expectations of, AT&T Corp., NEXTLINK Communications Inc. (now XO Communications) or Qwest Communications International, Inc. or whether AT&T Corp., NEXTLINK Communications Inc. (now XO Communications) or Qwest Communications International, Inc. will discontinue selling our services entirely.

   On September 11, 2000, we entered into an agreement with SBC Communications, Inc. in which SBC purchased 9,373,169 shares of our common stock for $150 million. SBC has agreed not to transfer any of our common stock until September 11, 2001, and, after that period, SBC agreed to offer us the first opportunity to purchase shares that it intends to sell. SBC also agreed for a period of five years to vote its shares for the nominees to our Board of Directors either as recommended by the Board of Directors or in the proportion to the votes cast by our other shareholders, at SBC's choice. SBC also agreed that it would not acquire any material number of additional shares of our common stock for a period of five years without our prior consent.

   Concurrently with this equity investment, we entered into the following other agreements with SBC:

  . A commercial agreement in which SBC will provide $600 million in resale revenue to us over six years starting October 1, 2000, with approximately $23 million of revenue in the first year and increasing revenue commitments each year during the life of the contract. Upon a change of control as defined in the contract, SBC's aggregate revenue commitment is reduced to $100 million during an initial period of the contract, and is terminated after the initial period. This agreement also provides incentives for SBC to sell business lines provided by us, and we announced that SBC will begin marketing both symmetric business service DSL and asymmetric consumer service DSL provided by Covad throughout the United States.

  . A settlement of pending legal matters, our antitrust suit against SBC and Pacific Bell and our arbitrations against SBC affiliates, Southwestern Bell and Pacific Bell, including Pacific Bell's claim for alleged past due service fees. The settlement also resolves of several critical issues in line sharing disputes in Texas, Kansas, Illinois, Michigan, Ohio, Wisconsin, Indiana, Connecticut and California, plus key issues in pending interconnection arbitration in Texas and Kansas.

  . An agreement to continue joint OSS development to support SBC's resale of our products, including the fully automatic loop ordering provisioning process pioneered by us.

  . In region agreements that include continued access to neighborhood gateways utilized in SBC's recently announced "Project Pronto," competitively neutral terms and conditions for spectrum management and agreements regarding the collocation of equipment in SBC central offices.

BlueStar Acquisition

   On September 25, 2000, we completed our acquisition of BlueStar Communications Group, Inc. Our current Chairman of the Board of Directors, Charles McMinn, was a member of BlueStar's Board of Directors and a BlueStar shareholder when this acquisition occurred, however, he was not a member of our Board of Directors at that time. Two of our directors, Robert Hawk and Richard Shapero, were also shareholders of BlueStar when this acquisition took place and Mr. Shapero was also a member of BlueStar's Board of Directors. Both Mr. Shapero and Mr. Hawk did not participate in meetings of our Board of Directors concerning the review and approval of the BlueStar acquisition.

   In connection with our acquisition of BlueStar, we agreed to place approximately 800,000 shares in a third-party escrow account. These shares were part of the approximately 6.1 million shares that were initially issued in connection with the acquisition. These escrow shares would be returned to us to the extent that we discovered that representations and warranties that were made to us by BlueStar at the time of the acquisition were not true. We also agreed to issue up to an additional 5.0 million shares if BlueStar met certain operating and financial criteria during 2001. We have reached an agreement with the BlueStar shareholders' representative to resolve both of these matters by providing the BlueStar shareholders with 3.25 million of the 5.0 million shares, in exchange for a release of all claims against us. The 800,000 escrow shares would be returned to us under this agreement. This agreement is conditioned upon obtaining approval by 80% of the BlueStar shareholders, which approval has not yet been obtained. Mr. Hawk and Mr. Shapero also did not participate in meetings of our Board of Directors to the extent that such meetings concerned the review and approval of this agreement.

Equipment Lease Financing

   In 1998, we incurred a total of $865,000 of equipment lease financing obligations (including principal and interest) through a sale lease-back transaction with Charter Financial, Inc. ("Charter Financial"). These leases were paid in full in 2000 and are no longer outstanding. Warburg, a principal stockholder of us at the time this transaction was entered into, owns a majority of the capital stock of Charter Financial. We believe that the terms of the lease financing with Charter Financial were completed at rates similar to those available from alternative providers. Our belief that the terms of the sale lease-back arrangement are similar to those available from alternative providers is based on the advice of its our officers who reviewed at least two alternative proposals and who reviewed and negotiated the terms of the arrangement with Charter Financial.

Vendor Relationship

   Crosspoint, who was one of our principal stockholders, previously owned approximately 12% of the capital stock of Diamond Lane, one of our vendors. Payments to Diamond Lane in 1998 and 1999 totaled approximately $51,539,000. We believe that the terms of our transactions with Diamond Lane were completed at rates similar to those available from alternative vendors. This belief is based on our management team's experience in obtaining vendors and the fact that we sought competitive bidders before entering into the relationship with Diamond Lane. Diamond Lane was acquired by Nokia Communications, which continues to be a significant supplier of our network equipment.

Minority Investments

   Mr. McMinn is a member of the Board of Directors of DishnetDSL, a DSL provider in India, and holds options to purchase shares of that company. Mr. McMinn is also on the Board of Directors and owns shares of Certive Corporation. We are a minority investor in both of these companies. Our investments in these companies were made when Mr. McMinn was not on our board.

Registration Rights

   Certain holders of our common stock are entitled to registration rights. Pursuant to the Stockholder Rights Agreement holders of 30,112,927 shares of common stock and holders of 6,379,177 shares of Class B common stock (collectively, the "Rights Holders") are entitled to certain rights with respect to the registration under the Securities Act of the shares of common stock held by them or issuable upon conversion of the Class B common stock. Commencing January 2000, the Class B common stock became convertible into common stock at the election of the holder. As of April 2000, all Class B common stock had been so converted.

   The Rights Holders are entitled to demand, "piggy-back" and S-3 registration rights, subject to certain limitations and conditions. The number of securities requested to be included in a registration involving the exercise of demand and "piggy-back" rights are subject to a pro rata reduction based on the number of shares of common stock held by each Rights Holder and any other security holders exercising their respective registration rights to the extent that the managing underwriter advises that the total number of securities requested to be included in the underwriting is such as to materially and adversely affect the success of the offering. The registration rights terminate as to any Rights Holder at the later of (i) three years after our initial public offering or
(ii) such time as such Rights Holder may sell under Rule 144 in a three month period all registrable securities then held by such Rights Holder.

   Pursuant to the Warrant Registration Rights Agreement dated March 11, 1999, between us and Bear, Stearns & Co. Inc. and BT Alex. Brown Incorporated, holders of the warrants that were issued in connection with our 1998 note offering in March 1998 are entitled to certain registration rights with respect to the shares of common stock issuable upon exercise of such warrants. The warrant holders are entitled to demand and "piggy-back" registration rights, subject to certain limitations and conditions. Like the Rights Holders, the number of securities that a warrant holder may request to be included in a registration involving an exercise of its demand or "piggy-back" rights is subject to a pro rata reduction. Such a reduction will be based upon the number of shares held by each warrant holder and any other security holders exercising their respective registration rights to the extent that the managing underwriter advises us that the total number of securities requested to be included in the underwriting is such as to materially and adversely affect the success of the offering.

Employment Agreements

   In 1998, we entered into a written employment agreement with Robert Knowling, Jr., the former Chairman of the Board of Directors, President and Chief Executive Officer, who resigned on November 1, 2000. Mr. Knowling will continue to receive compensation in the form of a $500,000 annual base salary for a period of two years and a $250,000 annual bonus for two years, so long as Mr. Knowling does not become employed by one of our direct competitors. Mr. Knowling received (i) a signing bonus of $1,500,000, one half of which was paid when he began working for us, and the remaining half of which was paid once he worked for us for one full year in July 1999, and (ii) stock options to purchase 4,725,000 shares of our common stock at an exercise price of $0.45 per share. Mr. Knowling has agreed to be bound by customary confidentiality provisions. As provided in the agreement, in August 1998 we loaned Mr. Knowling $500,000 pursuant to a Note Secured by Deed of Trust that bears no interest during his employment. The loan has been forgiven in connection with his resignation. See "Certain Relationships and Related Transactions--Employee Loans."

   In December 2000, we entered into written employment agreements with Mark Perry, our Executive Vice President and Chief Financial Officer, John McDevitt, our Executive Vice President, Sales and Marketing, Terry Moya, our Executive Vice President, External Affairs and Corporate Development and Catherine Hemmer, our Executive Vice President and Chief Operating Officer. These agreements have a 12-month term, except for Ms. Hemmer's agreement, which has an 18-month term. If we terminate any of these officers without cause (as that term is defined in the agreement), or if an officer resigns for good reason (as that term is defined in the agreement), we must continue to pay their annual salary through the term of the agreement, plus a pro rated portion of their bonus. In the event of a change of control (as that term is defined in the agreement), these employment agreements are null and void.

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

   We have also entered into restricted stock purchase agreements with certain of the Company's officers and directors. The shares of our common stock issued pursuant to these restricted stock purchase agreements are subject to the Company's right of repurchase which lapses in accordance with the vesting schedule of the agreements. The agreements also include similar provisions to the stock options, providing for accelerated vesting in the event of a change of control. See "Certain Relationships and Related Transactions--Issuance of Common Stock."

Employee Loans

   In August 1998, we loaned Robert E. Knowling, Jr., our former Chairman of the Board, President and Chief Executive Officer, pursuant to his employment agreement, the principal amount of $500,000 pursuant to a Note Secured by Deed of Trust, which was secured by Mr. Knowling's primary residence. As of November 1, 2000, the outstanding balance of $250,000 on this note was forgiven in connection with Mr. Knowling's resignation from his position with the Company.

   In August 1998, we loaned Joseph Devich, one of our former officers, the principal amount of $200,000 pursuant to a Note Secured by Deed of Trust, which was secured by the primary residence of Mr. Devich. This note had provisions for forgiveness based upon the continued employment of Mr. Devich and was subject to acceleration in certain events. No interest was charged on this note. The outstanding balance of $100,000 on this note was forgiven in connection with Mr. Devich's resignation from the Company.

   In October 1998, we loaned Catherine Hemmer, our Executive Vice President and Chief Operating Officer, and her husband, one of the Company's employees, the principal amount of $600,000 pursuant to a Note

Secured By Deed of Trust, which was secured by the primary residence of the Hemmers. The outstanding principal balance of this note becomes due in four equal annual installments commencing August 10, 1999, with the last installment due on August 10, 2002. No interest is charged on the note. This note has provisions for forgiveness based upon continued employment of each of the Hemmers and is subject to acceleration in certain events.

   In April 2000, we loaned Jane Marvin, one of our resigning officers, the principal amount of $500,000 for the purchase of a primary residence. The loan is secured by such primary residence. The remaining balance on the loan must be paid in full within 120 days of Ms. Marvin's resignation. In addition, in December 1999, we loaned Ms. Marvin $80,705.46 pursuant to a note secured by a pledge of shares of our common stock. The entire principal balance of this note becomes due and payable in one lump sum on the earlier to occur of December 2004 or the sale of the pledged shares. Interest is payable on the note at a rate of 5.89% per annum, compounded semiannually.

   In May 1999, we loaned Robert Davenport, one of our resigning officers, the principal amount of $600,000 for the purchase of a primary residence. The loan is secured by such primary residence. The remaining balance on this loan must be paid in full over the next three years.

   In August 2000, we loaned John McDevitt, one of our officers, the principal amount of $100,000 pursuant to a note. The entire principal balance of the note becomes due and payable in one lump sum in August 2001. Interest is payable on the note at a rate of 6.60% per annum, compounded semiannually. In addition, in January 2001, we loaned Mr. McDevitt $500,000 for the purchase of a primary residence. The loan is secured by such primary residence. The principal balance of the loan is due and payable in four equal annual installments beginning at the first year anniversary of the commencement of Mr. McDevitt's employment. No interest will be charged on this loan. The loan will be forgiven based upon his continued employment and is subject to acceleration in certain events.

   In October 2000, we loaned Terry Moya, one of our officers, the principal amount of $35,000 pursuant to a note secured by a pledge of shares of our common stock. The entire principal balance of this note becomes due and payable on the earlier to occur of October 2005 or the sale of the pledged shares. Interest is payable at a rate of 6.60% per annum, compounded semiannually.

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

   Asynchronous Transfer Mode (ATM)--A standard packet-switching protocol that segments digital information into 53-byte cells (each cell has a 5-byte standard packet-switching header and 48 bytes of data) that are switched very quickly throughout a network over virtual circuits. ATM is able to accommodate multiple types of media (voice, video and data).

   Bandwidth--Refers to the maximum amount of data that can be transferred through a computer's backplane or communications channel in a given time. It is usually measured in Hertz for analog communications and bits per second for digital communication.

   Central Office--ILEC facility where traditional telephone lines are connected to a local loop and where our subscriber lines are joined to switching equipment and connected to our network.

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

   DSL (Digital Subscriber Line)--A technology which enables high-speed transmission of digital data over traditional copper telephone lines.

   FCC (Federal Communications Commission)--The U.S. government agency charged with the oversight of communications originating in the United States and crossing state lines.

   Frame-Relay--A high-speed packet-switched data communications protocol used across the interface between user devices (such as hosts and routers) and network equipment (such as switching nodes).

   HFC (Hybrid Fiber Coax)--A combination of fiber optic and coaxial cable, which has become the primary architecture utilized by cable operators in recent and ongoing upgrades of their systems. An HFC architecture generally utilizes fiber optic wire between the head-end and the nodes and coaxial wire from nodes to individual end-users.

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

   ISDN (Integrated Services Digital Network)--ISDN provides standard interfaces for digital communication networks and is capable of carrying data, voice, and video over digital circuits. ISDN protocols are used worldwide for connections to public ISDN networks or to attach ISDN devices to ISDN-capable Private Branch Exchange systems (ISPBXs). Developed by the International Telecommunications Union, ISDN includes two user-to-network interfaces: basic rate interface (BRI) and primary rate interface (PRI). An ISDN interface contains one signaling channel (D-channel) and a number of information channels ("bearer" or B channels). The D-channel is used for call setup, control, and call clearing on the B-channels. It also transports feature information while calls are in progress. The B-channels carry the voice, data, or video information.

   IXC (Interexchange Carrier)--Facilities-based long distance/interLATA carriers (e.g., AT&T, MCI WorldCom and Sprint), who also provide intraLATA toll service and may operate as CLECs.

   KBPS (Kilobits Per Second)--One thousand bits per second.

   LATA (Local Access And Transport Area)--A geographic area inside of which a local telephone company can offer switched telecommunications services, including long distance (known as toll). There are 196 LATAs in the United States.

   MBPS (Megabits Per Second)--One million bits per second.

   RBOCS (Regional Bell Operating Companies)--ILECs created by AT&T's divestiture of its local exchange business. The remaining RBOCs include BellSouth, Verizon Communications, Qwest Communications, Inc. and SBC Communications, Inc.

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

       Report of Ernst & Young LLP, Independent Auditors

       Consolidated Balance Sheets

       Consolidated Statements of Operations

       Consolidated Statements of Stockholders' Equity (Deficit)

       Consolidated Statements of Cash Flows

       Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules. Financial statement schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the exhibits or the consolidated financial statements and notes thereto.

     (3) Exhibits. The Exhibits listed below and on the accompanying Index to Exhibits immediately following the signature page hereto are filed as part of, or incorporated by reference into, this Report on Form 10-K.

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Agreement and Plan of Merger Among Covad Communications Group, Inc.,
          LightSaber Acquisition Co. and Laser Link.Net, Inc., dated as of
          March 8, 2000.

  2.2    Agreement and Plan of Merger and Registration among Covad
          Communications Group, Inc., Covad Acquisition Corp. and BlueStar
          Communications Group, Inc., dated as of June 15, 2000.

  2.3    Acquisition Agreement, dated as of September 8, 2000, among Covad
          Communications Group, Inc., Greenway Holdings Ltd., Loop Holdings
          Europe APS, Loop Telecom, S.A. and the shareholders of Loop Telecom,
          S.A.

  2.4    Shareholders' Agreement, dated as of September 12, 2000, among Loop
          Holdings Europe APS, Loop Telecom, S.A., Covad Communications Group,
          Inc. and the other shareholders of Loop Telecom, S.A.

  3.2    Amended and Restated Certificate of Incorporation.

  3.4    Bylaws, as currently in effect.

  3.5 Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.

  4.1    Indenture dated as of March 11, 1998 between the Registrant and The
          Bank of New York.

  4.4 Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear, Stearns & Co., Inc. and BT Alex. Brown
          Incorporated.

  4.5    Specimen 13 1/2% Senior Note Due 2008.

  4.6    Amended and Restated Stockholders Rights Agreement dated January 19,
          1999 among the Registrant and certain of its stockholders.

  4.7    Indenture dated as of February 18, 1999 among the Registrant and The
          Bank of New York.

  4.8    Registration Rights Agreement dated as of February 18, 1999 among the
          Registrant and the Initial Purchasers.

 Exhibit
 Number                                Description
 -------                               -----------
  4.9    Specimen 12 1/2% Senior Note Due 2009.

  4.10 Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.

  4.11 Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns & Co., Inc.

  4.12   Specimen 12% Senior Note Due 2010.

  4.14   Stockholder Protection Rights Agreement dated February 15, 2000.

  4.15 Stock Restriction Agreement among Covad Communications and certain stockholders of BlueStar.

  4.16 Indenture, dated as of September 25, 2000, between the Company and United States Trust Company of New York.

  4.17   Specimen 6% Convertible Senior Note.

  9.1 Stockholders Agreement among Covad Communications and certain stockholders of BlueStar.

 10.1 Form of Indemnification Agreement entered into between the Registrant and each of the Registrant's executive officers and directors.

 10.5 Series C Preferred Stock and Warrant Subscription Agreement dated as of February 20, 1998 among the Registrant, Warburg, Pincus Ventures,
          L.P., Crosspoint Venture Partners 1996 and Intel Corporation, as amended by the Assignment and Assumption Agreement and First
          Amendment to the Series C Preferred Stock and Warrant Subscription
          Agreement dated as of April 24, 1998 among the Registrant, Warburg,
          Crosspoint and Robert Hawk.

 10.6    Employment Agreement dated June 21, 1999 between the Registrant and
          Robert E. Knowling, Jr.

 10.7 Sublease Agreement dated July 6, 1998 between Auspex Systems, Inc. and the Registrant with respect to Registrant's facilities in Santa
          Clara, California.

 10.8 1998 Employee Stock Purchase Plan and related agreements, as currently in effect.

 10.10 Form of Warrant to purchase Common Stock issued by the Registrant on February 20, 1998 to Warburg, Pincus Ventures, L.P., Crosspoint
          Ventures Partners 1996 and Intel Corporation.

 10.11   Note Secured by Deed of Trust dated October 7, 1998 issued by
          Catherine A. Hemmer and John J. Hemmer in favor of the Registrant.

 10.12   1997 Stock Plan and related option agreement, as currently in effect.

 10.13   Series C-1 Preferred Stock Purchase Agreement dated as of December 30,
          1998 among the Registrant, AT&T Venture Fund II, LP and two affiliated funds.

 10.14   Series D-1 Preferred Stock Purchase Agreement dated as of December 30,
          1998 among the Registrant, AT&T Venture Fund II, LP and two affiliated funds.

 10.15   Series C-1 Preferred Stock Purchase Agreement dated as of December 30,
          1998 between the Registrant and NEXTLINK Communications, Inc.

 10.16   Series D-1 Preferred Stock Purchase Agreement dated as of December 30,
          1998 between the Registrant and NEXTLINK Communications, Inc.

 10.17   Series C-1 Preferred Stock Purchase Agreement dated as of January 19,
          1998 between the Registrant and U.S. Telesource, Inc.

 10.18   Series D-1 Preferred Stock Purchase Agreement dated as of January 19,
          1998 between the Registrant and U.S. Telesource, Inc.

 10.21   Resale Registration Rights Agreement, among the Company, Bear, Stearns
          & Co., Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First
          Boston Corporation, Deutsche Bank Securities, Inc. and Goldman, Sachs
          & Co.

 Exhibit
 Number                              Description
 -------                             -----------
 10.22   Stock Purchase Agreement between SBC Communications Inc. and Covad
          Communications Group, Inc., dated September 10, 2000.

 10.23   Resale and Marketing Agreement between SBC Communications Inc. and
          Covad Communications Group, Inc., dated September 10, 2000.

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of Ernst & Young LLP, independent auditors.

 24.1    Power of Attorney.

   (b) Reports on Form 8-K:

   The following items were reported on Form 8-K by the Company during the fiscal quarter ended December 31, 2000.

   The Company filed a Current Report on Form 8-K on October 5 and on October 11, 2000 announcing merger of Covad Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Covad Communications Group, Inc., with and into BlueStar Communications Group, Inc., a Delaware corporation.

   The Company filed a Current Report on Form 8-K on November 24, 2000 announcing the acquisition of Loop Holdings Europe APS, a Danish entity which owns preferred shares representing 70% of Loop Telecom, S.A., a Spanish full-service broadband service provider for small and medium-sized businesses.

   The Company filed a Current Report on Form 8-K on November 29, 2000 announcing that, with respect to its acquisition of BlueStar Communications Group, Inc., neither financial statements nor pro forma financial information originally omitted from its Reports on Form 8-K, filed on October 5 and on October 11, 2000 in accordance with the rules and regulations of the Securities and Exchange Commission, are required to be filed pursuant to such rules and regulations.

   The Company filed a Current Report on Form 8-K on December 12, 2000 announcing new management's business plan for 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COVAD COMMUNICATIONS GROUP, INC.

                                                  /s/ Mark H. Perry
                                          By: _________________________________
                                                      Mark H. Perry
                                              Executive Vice President and
                                                 Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank J. Marshall and/or Mark H. Perry and either of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on May 23, 2001 in the capacities indicated.

                 Signature                                     Title
                 ---------                                     -----

         /s/ Frank J. Marshall              Interim Chief Executive Officer and
___________________________________________  Director (Principal Executive Officer)
            (Frank J. Marshall)

           /s/ Mark H. Perry                Executive Vice President and Chief
___________________________________________  Financial Officer (Principal Financial and
              (Mark H. Perry)                Accounting Officer)

          /s/ Charles McMinn                Chairman of the Board of Directors
___________________________________________
             (Charles McMinn)

            /s/ Robert Hawk                 Director
___________________________________________
               (Robert Hawk)

          /s/ Hellene Runtagh               Director
___________________________________________
             (Hellene Runtagh)

           /s/ Larry Irving                 Director
___________________________________________
              (Larry Irving)

           /s/ Daniel Lynch                 Director
___________________________________________
              (Daniel Lynch)

           /s/ Rich Shapero                 Director
___________________________________________
              (Rich Shapero)

                                 EXHIBIT INDEX

 Exhibit
  Number                               Description
 -------                               -----------
  2.1(3)  Agreement and Plan of Merger Among Covad Communications Group, Inc.,
           LightSaber Acquisition Co. and Laser Link.Net, Inc., dated as of
           March 8, 2000.

  2.2(8)  Agreement and Plan of Merger and Registration among Covad
           Communications Group, Inc., Covad Acquisition Corp. and BlueStar
           Communications Group, Inc., dated as of June 15, 2000.

  2.3(10) Acquisition Agreement, dated as of September 8, 2000, among Covad
           Communications Group, Inc., Greenway Holdings Ltd., Loop Holdings
           Europe APS, Loop Telecom, S.A. and the shareholders of Loop Telecom,
           S.A.

  2.4(10) Shareholders' Agreement, dated as of September 12, 2000, among Loop
           Holdings Europe APS, Loop Telecom, S.A., Covad Communications Group,
           Inc. and the other shareholders of Loop Telecom, S.A.

  3.2(12) Amended and Restated Certificate of Incorporation.

  3.4(12) Bylaws, as currently in effect.

  3.5(8) Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.

  4.1(1)  Indenture dated as of March 11, 1998 between the Registrant and The
           Bank of New York.

  4.4(1) Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear, Stearns & Co., Inc. and BT Alex.
           Brown Incorporated.

  4.5(1)  Specimen 13 1/2% Senior Note Due 2008.

  4.6(1)  Amended and Restated Stockholders Rights Agreement dated January 19,
           1999 among the Registrant and certain of its stockholders.

  4.7(2)  Indenture dated as of February 18, 1999 among the Registrant and The
           Bank of New York.

  4.8(2)  Registration Rights Agreement dated as of February 18, 1999 among the
           Registrant and the Initial Purchasers.

  4.9(2)  Specimen 12 1/2% Senior Note Due 2009.

  4.10(7) Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.

  4.11(7) Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns & Co., Inc.

  4.12(7) Specimen 12% Senior Note Due 2010.

  4.14(4) Stockholder Protection Rights Agreement dated February 15, 2000.

  4.15(8) Stock Restriction Agreement among Covad Communications and certain stockholders of BlueStar, (included in Exhibit 2.2).

  4.16(9) Indenture, dated as of September 25, 2000, between the Company and United States Trust Company of New York.

  4.17(9) Specimen 6% Convertible Senior Note, incorporated by reference to
           Exhibit A included in Exhibit 4.1 above.

  9.1(8) Stockholders Agreement among Covad Communications and certain stockholders of BlueStar (included in Exhibit 2.2).

 10.1(2) Form of Indemnification Agreement entered into between the Registrant and each of the Registrant's executive officers and directors.

  Exhibit
  Number                                Description
  -------                               -----------
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

 10.11(5)  Note Secured by Deed of Trust dated October 7, 1998 issued by
            Catherine A. Hemmer and John J. Hemmer in favor of the Registrant.

 10.12(5)  1997 Stock Plan and related option agreement, as currently in effect.

 10.13(5)  Series C-1 Preferred Stock Purchase Agreement dated as of December
            30, 1998 among the Registrant, AT&T Venture Fund II, LP and two affiliated funds.

 10.14(5)  Series D-1 Preferred Stock Purchase Agreement dated as of December
            30, 1998 among the Registrant, AT&T Venture Fund II, LP and two affiliated funds.

 10.15(5)  Series C-1 Preferred Stock Purchase Agreement dated as of December
            30, 1998 between the Registrant and NEXTLINK Communications, Inc.

 10.16(5)  Series D-1 Preferred Stock Purchase Agreement dated as of December
            30, 1998 between the Registrant and NEXTLINK Communications, Inc.

 10.17(5)  Series C-1 Preferred Stock Purchase Agreement dated as of January
            19, 1998 between the Registrant and U.S. Telesource, Inc.

 10.18(5)  Series D-1 Preferred Stock Purchase Agreement dated as of January
            19, 1998 between the Registrant and U.S. Telesource, Inc.

 10.21(9)  Resale Registration Rights Agreement, among the Company, Bear,
            Stearns & Co., Inc., Morgan Stanley & Co. Incorporated, Credit
            Suisse First Boston Corporation, Deutsche Bank Securities, Inc. and
            Goldman, Sachs & Co.

 10.22(11) Stock Purchase Agreement between SBC Communications Inc. and Covad
            Communications Group, Inc., dated September 10, 2000.

 10.23(11) Resale and Marketing Agreement between SBC Communications Inc. and
            Covad Communications Group, Inc., dated September 10, 2000.

 21.1      Subsidiaries of the Registrant.

 23.1      Consent of Ernst & Young LLP, independent auditors.

 24.1      Power of Attorney (Included on the signature page herein).

--------
 (1) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-51097) as originally filed on April 27, 1998 and as subsequently amended.

 (2) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-75955) as originally filed on April 4, 1999 and as subsequently amended.

 (3) Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.

 (4) Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

 (5) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

 (6) Intentionally deleted.

 (7) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.

 (8) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-43494) as originally filed on August 10, 2000 and as subsequently amended.

 (9) Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(10) Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(11) Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(12) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.