Form 10-Q
period 2001-03-31
COVAD COMMUNICATIONS GROUP INC
filed 2001-06-20
CIK 1043769

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ______________

                                   FORM 10-Q

                                 ______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                   000-25271
                            (Commission file number)

                                 ______________

                        COVAD COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                 ______________

           Delaware                                           77-0461529
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification Number)

         4250 Burton Drive
       Santa Clara, California                                     95054
(Address of principal executive offices)                         (Zip Code)


                                (408) 987-1000
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of June 15, 2001 there were 174,958,511 shares outstanding of the Registrant's Common Stock, including Class B Common Stock.

                        COVAD COMMUNICATIONS GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                                              Page
                                                                                                          ----------
PART I.            FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements (Unaudited)
                   Consolidated Balance Sheets
                    as of March 31, 2001 and December 31, 2000............................................         3
                   Consolidated Statements of Operations for the Three Months Ended
                    March 31, 2001 and 2000...............................................................         4
                   Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 2001 and 2000...............................................................         5
                   Notes to Unaudited Consolidated Financial Statements...................................         6

Item 2.            Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..................................................................       13

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings......................................................................        22

Item 2.            Changes in Securities and Use of Proceeds..............................................        24

Item 3.            Defaults Upon Senior Securities........................................................        24

Item 4.            Submission of Matters to a Vote of Security Holders....................................        24

Item 5.            Other Information......................................................................        24

Item 6.            Exhibits and Reports on Form 8-K.......................................................        25

SIGNATURE.................................................................................................        26

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                        COVAD COMMUNICATIONS GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                                                                                    March 31,       December 31,
                                                                                                      2001              2000
                                                                                                ----------------   --------------
                                                                                                   (Unaudited)      (See Note 1)
                                              ASSETS
                                              ------
Current assets:
     Cash and cash equivalents...............................................................   $      417,956     $    558,440
     Short-term investments..................................................................          218,808          311,394
     Restricted cash and investments.........................................................           27,719           27,748
     Accounts receivable, net of allowances of $9,059 at March 31, 2001 ($13,864 at
      December 31, 2000).....................................................................           32,851           26,877
     Unbilled revenue........................................................................            7,510            7,246
     Other receivables.......................................................................           15,013            6,389
     Inventories.............................................................................           12,240           14,221
     Prepaid expenses and other current assets...............................................           12,680            5,884
                                                                                                ----------------   --------------
         Total current assets................................................................          744,777          958,199
Property and equipment, net..................................................................          327,223          338,409
Intangible assets, net.......................................................................           58,628           74,888
Restricted investments.......................................................................               --           12,722
Investments in unconsolidated affiliates.....................................................           26,473           30,347
Deferred costs of service activation.........................................................           58,432           52,831
Deferred debt issuance costs.................................................................           35,479           36,890
Other long-term assets.......................................................................            4,920            7,199
                                                                                                ----------------   --------------
         Total assets........................................................................   $    1,255,932     $  1,511,485
                                                                                                ================   ==============

                          LIABILITIES AND  STOCKHOLDERS' DEFICIT
                          --------------------------------------
Current liabilities:
     Current portion of long-term debt.......................................................   $       40,152     $     43,735
     Current portion of capital lease obligations............................................            2,757            2,566
     Accounts payable........................................................................           39,795           72,896
     Accrued collocation and network service fees............................................           43,142           39,910
     Accrued interest........................................................................           12,800           38,706
     Accrued market development funds........................................................            1,730           13,860
     Accrued restructuring expenses..........................................................           13,395            3,980
     Other accrued liabilities...............................................................           53,334           64,203
                                                                                                ----------------   --------------
         Total current liabilities...........................................................          207,105          279,856
Long-term debt, net of discount of $9,941 at March 31, 2001 ($10,227 at December 31, 2000)...        1,331,391        1,324,704
Long-term portion of capital lease obligations...............................................            3,100            3,668
Unearned revenue and other...................................................................           96,366           85,920
                                                                                                ----------------   --------------
         Total liabilities...................................................................        1,637,962        1,694,148

Commitments and contingencies
Stockholders' deficit:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and
      outstanding at March 31, 2001 and December 31, 2000....................................               --               --
     Common Stock, $0.001 par value; 590,000,000 shares authorized; 174,960,180 shares issued and outstanding at March 31, 2001 (171,937,452 shares issued and outstanding
      at December 31, 2000)..................................................................              175              172
     Common Stock - Class B, $0.001 par value; 10,000,000 shares authorized; no shares issued
      and outstanding at March 31, 2001 and December 31, 2000................................               --               --
     Additional paid-in capital..............................................................        1,510,245        1,509,365
     Deferred stock-based compensation.......................................................           (1,847)          (3,067)
     Notes receivable from stockholders......................................................             (423)            (423)
     Accumulated other comprehensive income (loss)...........................................           (2,379)             556
     Accumulated deficit.....................................................................       (1,887,801)      (1,689,266)
                                                                                                ----------------   --------------
         Total stockholders' deficit.........................................................         (382,030)        (182,663)
                                                                                                ----------------   --------------
         Total liabilities and stockholders' deficit.........................................   $    1,255,932     $  1,511,485
                                                                                                ================   ==============

                             See accompanying notes

                        COVAD COMMUNICATIONS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except share and per share amounts)
                                  (Unaudited)

                                                                                                Three months ended March 31,
                                                                                        ------------------------------------------
                                                                                                2001                    2000
                                                                                        -------------------      -----------------
Revenues, net........................................................                   $           71,245       $         20,750
Operating expenses:
     Network and product costs.......................................                              135,162                 66,008
     Sales, marketing, general and administrative....................                               62,827                 52,757
     Provision for bad debts (bad debt recoveries)...................                               (4,247)                 1,796
     Depreciation and amortization of property and equipment.........                               33,809                 12,327
     Amortization of intangible assets...............................                                3,601                  2,447
     Write-off of in-process research and development costs..........                                   --                  3,726
     Provision for restructuring expenses............................                               14,805                     --
                                                                                        -------------------      -----------------
         Total operating expenses....................................                              245,957                139,061
                                                                                        -------------------      -----------------
Loss from operations.................................................                             (174,712)              (118,311)
Other income (expense):
     Interest income.................................................                               11,147                 13,090
     Realized gain on short-term investments.........................                                6,297                     --
     Other than temporary losses on short-term investments...........                               (1,311)                    --
     Equity in losses of unconsolidated affiliates...................                               (3,168)                  (419)
     Interest expense................................................                              (36,759)               (21,370)
     Miscellaneous expense, net......................................                                  (29)                    --
                                                                                        -------------------      -----------------
     Other income (expense), net.....................................                              (23,823)                (8,699)
                                                                                        -------------------      -----------------
Loss before cumulative effect of change in accounting principle......                             (198,535)              (127,010)
Cumulative effect of change in accounting principle..................                                   --                 (9,249)
                                                                                        -------------------      -----------------
Net loss.............................................................                   $         (198,535)      $       (136,259)
                                                                                        ===================      =================
Basic and diluted net loss per common share before cumulative effect
 of change in accounting principle...................................                   $            (1.15)      $          (0.87)
                                                                                        ===================      =================
Basic and diluted cumulative effect of accounting change per common
 share...............................................................                   $               --       $          (0.06)
                                                                                        ===================      =================
Basic and diluted net loss per common share..........................                   $            (1.15)                 (0.93)
                                                                                        ===================      =================
Weighted average common shares used in computing basic and diluted
 per share amounts...................................................                          172,612,338            146,967,581
                                                                                        ===================      =================
Pro forma amounts assuming the accounting change is applied
 retroactively:
     Net loss........................................................                   $         (198,535)      $       (127,010)
                                                                                        ===================      =================
     Basic and diluted net loss per common share.....................                   $            (1.15)      $          (0.87)
                                                                                        ===================      =================


                             See accompanying notes

                        COVAD COMMUNICATIONS GROUP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                              Three months ended March 31,
                                                                                           ---------------------------------
                                                                                                2001               2000
                                                                                           --------------      -------------
                                                                                                                Restated
                                                                                                                (Note 1)
Operating Activities:
Net loss.....................................................................              $     (198,535)     $    (136,259)
Adjustments to reconcile net loss to net cash used in operating activities:
     Provision for bad debts (bad debt recoveries)...........................                      (4,247)             1,796
     Depreciation and amortization...........................................                      37,410             14,774
     Loss on disposition of equipment........................................                         227                 --
     Provision for restructuring expenses....................................                      14,805                 --
     Issuance of warrants....................................................                          --              9,089
     Write-off of in-process research and development costs..................                          --              3,726
     Amortization of deferred stock-based compensation.......................                         471              1,646
     Accretion of interest on investments....................................                      (2,884)           (11,634)
     Accretion of debt discount and amortization of deferred debt issuance
      costs..................................................................                       8,098              6,413
     Realized gain on short-term investments.................................                      (6,297)                --
     Other than temporary losses on short-term investments...................                       1,311                 --
     Equity in losses of unconsolidated affiliates...........................                       3,168              1,419
     Cumulative effect of change in accounting principle.....................                          --              9,249
     Net changes in operating assets and liabilities:
         Restricted cash.....................................................                          29               (352)
         Accounts receivable.................................................                      (1,727)              (917)
         Unbilled revenue....................................................                        (264)            (2,355)
         Inventories.........................................................                       1,981             (3,957)
         Prepaid expenses and other current assets ..........................                     (15,420)           (11,301)
         Deferred costs of service activation................................                      (5,601)           (38,445)
         Accounts payable....................................................                     (33,101)            26,513
         Other current liabilities...........................................                     (51,778)             3,789
         Unearned revenue and other .........................................                      12,725             41,739
                                                                                           --------------      -------------
Net cash used in operating activities........................................                    (239,629)           (85,067)
Investing Activities:
Cash acquired through business acquisitions..................................                          --              4,240
Purchase of short-term investments...........................................                    (252,447)          (178,670)
Maturities of short-term investments.........................................                     233,408            251,484
Sale of short-term investments...............................................                     117,266             39,932
Redemption of restricted investments.........................................                      13,437             13,438
Purchase of property and equipment...........................................                      (9,233)           (84,496)
Proceeds from sale of property and equipment.................................                         559                 --
Recovery of internal-use software costs......................................                          --             21,500
Payment of collocation fees..................................................                      (1,517)            (2,030)
Acquisition of equity investments in unconsolidated affiliates...............                          --            (23,030)
Purchase of other long-term assets...........................................                          --                864
                                                                                           --------------      -------------
Net cash provided by investing activities....................................                     101,473             43,232
Financing Activities:
Repurchase of restricted stock...............................................                        (172)                --
Principal payments on long-term debt.........................................                      (3,583)                --
Proceeds from issuance of long-term debt, net................................                          --            413,268
Principal payments under capital lease obligations...........................                        (377)               (67)
Proceeds from common stock issuance..........................................                       1,804              6,562
Payment of short-term borrowings and line of credit..........................                          --             (4,750)
                                                                                           --------------      -------------
Net cash provided by (used in) financing activities..........................                      (2,328)           415,013
                                                                                           --------------      -------------
Net increase (decrease) in cash and cash equivalents.........................                    (140,484)           373,178
Cash and cash equivalents at beginning of period.............................                     558,440            216,038
                                                                                           --------------      -------------
Cash and cash equivalents at end of period...................................              $      417,956      $     589,216
                                                                                           ==============      =============


                             See accompanying notes

                        COVAD COMMUNICATIONS GROUP, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Summary of Significant Accounting Policies


     The consolidated financial statements include the accounts of Covad Communications Group, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cash flows from operating and investing activities and it has a stockholders' deficit as of March 31, 2001. In addition, a number of the Company's ISP customers have experienced financial difficulties and certain of them have filed for bankruptcy protection. Furthermore, several of the Company's stockholders and purchasers of its convertible notes have filed lawsuits against the Company and certain of its current and former officers in 2000 alleging violations of federal and state securities laws. The relief sought in these lawsuits includes rescission of certain convertible note sales completed by the Company in September 2000 and unspecified damages. The Company has also received a notice of default delivered on May 17, 2001, based on its failure to file its quarterly report on Form 10-Q for the first quarter of 2001 in a timely fashion as required by its convertible notes indenture. In addition, the Company received a notice of default and acceleration claim from a group of its convertible noteholders who claim that the Company's restatement of its unaudited interim financial statements for a previously reported quarter in 2000 is a default under the convertible notes indenture. They also claim that this default cannot be cured and is grounds for acceleration of the entire amount owed on their convertible notes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

     The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     All information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The information included in this report relating to the three months ended March 31, 2000, has been restated, as more fully explained in Part II,
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Financial Information (Unaudited), included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates.

Change in Accounting Estimate

     Effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding buildings and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased the Company's depreciation and amortization expense and net loss by $3,248,000 ($0.02 per share) for the three months ended March 31, 2001.

Net Loss per Common Share

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of the Company's common stock, after giving consideration to shares subject to repurchase, outstanding during the period.

     Diluted net loss per common share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming the exercise of dilutive stock options and warrants using the treasury stock method. Diluted net loss per common share in all periods presented is the same as basic net loss per common share because the Company had net losses during these periods and the impact of the assumed exercise of outstanding stock options and warrants and the assumed conversion of the Company's convertible senior notes is not dilutive.

     The following table presents the calculation of basic and diluted net loss per common share for the three months ended March 31, 2001 and 2000 (in thousands, except share and per share amounts):


                                                                                    Three months ended March 31,
                                                                      ------------------------------------------------------
                                                                                2001                         2000
                                                                      ------------------------     -------------------------
Net loss..........................................................                $   (198,535)                 $   (136,259)
                                                                      ========================     =========================
Basic and diluted:
    Weighted average shares of common stock outstanding...........                 173,947,338                   151,996,934
    Less weighted average shares of common stock subject to
     repurchase...................................................                   1,335,000                     5,029,353
                                                                      ------------------------     -------------------------
Weighted average shares used in computing basic and diluted net                    172,612,338                   146,967,581
 loss per common share............................................
                                                                      ========================     =========================
Basic and diluted net loss per common share.......................                $     (1.15)                  $     (0.93)
                                                                      ========================     =========================

Comprehensive Loss

     Significant components of the Company's comprehensive loss are as follows (in thousands):

                                                                   Cumulative  Amounts           Three months ended March 31,
                                                                   -------------------      --------------------------------------
                                                                                                  2001                   2000
                                                                                            ---------------         --------------
Net loss................................................            $     (1,887,801)       $      (198,535)        $     (136,259)
Unrealized gains (losses) on available-for-sale
 securities.............................................                          42                 (2,230)                94,179
Foreign currency translation adjustment.................                      (2,421)                  (705)                    --
                                                                    ------------------      ---------------         --------------
Comprehensive loss......................................            $     (1,890,180)       $      (201,470)        $      (42,080)
                                                                    ==================      ===============         ==============

Adoption of New Accounting Pronouncement

     The Company adopted statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company's consolidated financial statements as of and for the three months ended March 31, 2001.

2.   Revenue Recognition and Change in Accounting Principle

     Revenues from recurring DSL service are recognized in the period in which the service is provided, assuming the collection of such revenues is reasonably assured and all other criteria for revenue recognition have been met. Revenues earned for which the customer has not been billed are recorded as "Unbilled revenue" in the consolidated balance sheet. Amounts billed in advance of providing service are deferred and recorded as an element of the consolidated balance sheet caption "Unearned revenue and other." Included in revenues are Federal Universal Service Fund charges billed to customers aggregating $4,176,000 and $1,691,000 for the three months ended March 31, 2001 and 2000, respectively.

     For the quarter ended March 31, 2001, two customers individually accounted for 15.6%, and 12.0%, respectively, of the Company's net revenues. As of March 31, 2001, receivables from these customers comprised 6.0%, and 5.3%, respectively, of the Company's gross accounts receivable balance. The Company had one significant customer for the three months ended March 31, 2000, that accounted for 10.8% of the Company's net revenues.

     A number of the Company's Internet service provider ("ISP") customers are experiencing financial difficulties. During the three months ended March 31, 2001, certain of these financially distressed ISP customers either (i) were not current in their payments for the Company's services or (ii) were essentially current in their payments but, subsequent to March 31, 2001, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) its ability to retain certain of the payments received from the ISP customers who have filed for bankruptcy protection is uncertain. Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner, but who have not filed for bankruptcy protection, is recorded as revenue when cash for those services is received, after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheet caption "Unearned revenue and other" if the Company's ability to retain these payments is uncertain.

     A number of the Company's financially distressed ISP customers have filed for bankruptcy protection prior or subsequent to March 31, 2001. These ISP customers accounted for approximately 4.0%, and 25.4% of the Company's net revenues for the three months ended March 31, 2001 and 2000, respectively. The Company has completed the migration of certain end-users from certain of the financially distressed ISP customers.

     During the three months ended March 31, 2001, the Company issued billings to its financially distressed customers, including those that have filed for bankruptcy protection, aggregating $19,476,000 that were not recognized as revenues or accounts receivable in the consolidated financial statements, as compared to the corresponding amount in the fourth quarter of 2000 of $18,234,000.

     Subsequent to March 31, 2001, the Company has obtained information indicating that some of its ISP customers who (i) were essentially current in their payments for the Company's services prior to March 31, 2001, and (ii) have subsequently paid the respective amounts recorded as accounts receivable by the Company as of March 31, 2001, may have become financially distressed. Revenues from these customers accounted for approximately 8.1% and 7.4% of the Company's net revenues for the three months ended March 31, 2001 and 2000, respectively.

In periods ending subsequent to March 31, 2001, revenue from these customers will be recognized on a cash basis if these customers are unable to demonstrate their ability to pay for the Company's services in a timely manner.

     The Company has billing disputes with certain of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company's revenues can be reasonably estimated based on historical experience. Accordingly, the Company establishes reserves, through charges to revenues, based on its estimate of the ultimate resolution of these disputes.

     During the fourth quarter of 2000, retroactive to January 1, 2000, the Company changed its method of accounting for up-front fees associated with DSL service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249,000, which is included in net loss for the three months ended March 31, 2000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to all prior periods presented. For the three months ended March 31, 2001 and 2000, the Company recognized $4,264,000 and $4,770,000, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the three months ended March 31, 2001 and 2000 was to decrease net loss by $1,140,000 and $1,156,000, respectively, during these periods.

3.   Restructuring

     During the fourth quarter of 2000, the Company announced a comprehensive restructuring plan that involves the following steps:

     . Raising revenue by reducing rebates and other incentives that the Company provides to customers and correspondingly reducing new line addition plans for 2001 to improve margins and reduce subscriber payback times;

     . Closing approximately 200 under-performing or not fully built-out central offices and holding the size of the Company's network at approximately 1,800 central offices;

     . Reducing the Company's workforce by 638 employees, which represented approximately 21% of the Company's workforce;

     . Closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia, Santa Clara, California and Denver, Colorado;

     . Downsizing the Company's international operations and discontinuing plans to fund additional international expansion (the Company will continue to manage its current international investments);

     . Enhancing productivity in the Company's operations to increase customer satisfaction while reducing costs;

     . Restructuring the BlueStar Communications Group subsidiary, which is now doing business as Covad Business Solutions, to streamline the Company's direct sales and marketing channel; and

     . Evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising expenses.

     In connection with this restructuring plan, the Company recorded a charge to operations of $4,988,000 in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months ended March 31, 2001, the Company reduced its workforce by 485 employees and paid severance benefits of $2,968,000, which were charged against the restructuring liability recorded as of December 31, 2000.

     The Company recorded additional restructuring expenses aggregating $14,805,000 during the first quarter of 2001. These expenses consist principally of collocation and building lease termination costs that met the requirements for accrual during the first quarter of 2001. During the three months ended March 31, 2001, the Company paid collocation and building lease termination costs of $2,421,000, which were charged against the restructuring liability recorded during the first quarter of 2001. Management continues to consider whether additional restructuring is necessary, and additional charges to operations related to any further restructuring activities may be incurred in future periods.

4.   Long-term Debt

     As described in Note 6, four holders of the Company's convertible notes have filed lawsuits against the Company and certain of its current or former officers alleging violations of state securities laws in connection with the sale of the Company's convertible notes. The relief sought includes rescission of their convertible notes purchases and unspecified damages. However, the Company believes the convertible notes were legally and validly issued. On June 11, 2001, the four plaintiffs filed motions for summary judgment and to attach the purchase price of their convertible notes (aggregating approximately $100 million as of March 31, 2001). Based on the advice of legal counsel, management does not believe the pending motion for attachment constitutes an event of default under any of the Company's senior note indentures. However, the ultimate outcome of these motions, and this securities litigation overall, cannot presently be determined. If these motions are successful, other holders of the Company's convertible notes may file similar motions to attach additional amounts outstanding under the convertible notes. Additionally, if the pending motion for attachment is ultimately successful, no assurance can be given that such attachment would not mature into an event of default under the Company's senior note indentures, which would result in all of the Company's senior notes (aggregating approximately $1.3 billion as of March 31, 2001) becoming due.

     On May 17, 2001, the Company received a notice of default from certain holders of its convertible notes (who are plaintiffs in the aforementioned securities litigation) relating to its failure to file its quarterly report on Form 10-Q for the quarter ended March 31, 2001 by the May 15, 2001 due date. The indenture governing the convertible notes, which contains a covenant requiring the Company to file timely reports with the SEC, provides for a grace period of 60 days after notice of default. The Company's Form 10-Q for the first quarter of 2001 could not be filed by the prescribed due date because the Company had devoted its management resources to the preparation of the 2000 Form 10-K and because its financial statements for the first quarter of 2001 depend on the financial statements published in the Form 10-K. It is possible that holders of the Company's other notes will send it a notice of default relating to the failure to file such Form 10-Q on a timely basis. The Company's management believes that it has cured this default by filing this Form 10-Q within the applicable grace period.

     In addition, on May 31, 2001, the Company received a notice of default and acceleration claim from a group of its convertible noteholders who claim that the Company's restatement of its unaudited interim financial statements for a previously reported quarter in 2000 is a default under the convertible notes indenture. They also claim that this default cannot be cured and is grounds for acceleration of the entire amount owed under their convertible notes (aggregating approximately $100 million as of March 31, 2001). Management believes there have been no events of default under the Company's convertible notes indenture. Additionally, based on the advice of legal counsel, management believes the probability of the claim asserted by these convertible noteholders succeeding, if it is litigated, is remote.

5.   Business Segments

     The Company disaggregates its business operations based upon differences in services and marketing channels, even though the cash flows from these operations are not largely independent of each other. The Company's wholesale division ("Wholesale") is a provider of broadband communications services, which involve DSL technology, to ISP, enterprise and telecommunications customers.
The Covad Integrated Services ("CIS") subsidiary, formerly known as Laser Link, is a provider of Internet access services to corporations and other organizations. The BlueStar Communications Group subsidiary, doing business as Covad Business Solutions ("CBS"), is a provider of broadband communications and Internet services to small and medium-sized businesses in smaller cities. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other non-recurring and unusual items not allocated to the segments.

     The Company evaluates performance of the segments based on segment operating results, excluding nonrecurring and unusual items.

     Information about the Company's business segments was as follows as of and for the three months ended March 31, 2001 and 2000 (in thousands):

As of and for the three
months ended March 31, 2001:                                            Total       Corporate     Intercompany      Consolidated
                                 Wholesale       CIS        CBS        Segments     Operations    Eliminations         Total
                                ------------  ---------  ----------  ------------  -----------   ---------------  ----------------
Domestic revenues from           $   58,693    $ 6,937    $  5,615    $   71,245   $       --    $           --   $        71,245
 unaffiliated customers,
 net........................
Net loss....................     $ (117,233)   $(4,668)   $(27,573)   $ (149,474)  $  (49,061)   $           --   $      (198,535)
Assets......................     $1,193,745    $ 7,926    $  2,266    $1,203,937   $   51,995    $           --   $     1,255,932


As of and for the three
months ended March 31, 2000:                                            Total       Corporate     Intercompany      Consolidated
                                 Wholesale       CIS        CBS        Segments     Operations    Eliminations         Total
                                ------------  ---------  ----------  ------------  -----------   ---------------  ----------------
Domestic revenues from
 unaffiliated customers,
 net.........................   $   20,095    $   655     $     --    $   20,750    $      --     $          --    $       20,750
Loss before cumulative effect
 of change in accounting
 principle...................   $ (108,727)   $    95     $     --    $ (108,632)   $ (18,378)    $          --    $     (127,010)
Net loss.....................   $ (117,976)   $    95     $     --    $ (117,881)   $ (18,378)    $          --    $     (136,259)
Assets.......................   $1,864,367    $ 4,095     $     --    $1,868,462    $  72,859     $          --    $    1,941,321

6.   Legal Proceedings and Other Contingencies

Legal Proceedings

     Holders of the Company's stock and one holder of the Company's convertible notes have filed class action lawsuits against the Company and certain of its current or former officers. These lawsuits were filed in the United States District Court for the Northern District of California. The complaints in these matters allege violations of federal securities laws on behalf of persons who purchased the Company's securities, including those who purchased common stock and those who purchased the Company's convertible notes during the periods from September 7, 2000 to October 17, 2000 or September 7, 2000 to November 14, 2000. The relief sought includes monetary damages and equitable relief. In addition, six purchasers of the convertible notes have filed complaints in the California Superior Court for the County of Santa Clara. These complaints allege fraud and deceit, negligence and violations of state securities laws in connection with the Company's convertible notes offering. The relief sought includes rescission of their purchases of approximately $142 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages. However, the Company believes the convertible notes were legally and validly issued. Two of these purchasers holding $48 million in aggregate principal amount of the convertible notes have dismissed their complaints without prejudice. On June 11, 2001, the four remaining plaintiffs in the securities litigation involving the Company's convertible notes filed a motion for summary judgment, which is scheduled for hearing on July 19, 2001. These four plaintiffs have also filed motions to attach the purchase price of their convertible notes (aggregating approximately $100 million as of March 31, 2001). Such motions are also scheduled for hearing on July 19, 2001. Although the Company believes it has strong defenses in these lawsuits, the ultimate outcome of this litigation cannot presently be determined.

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

     On June 11, 2001, Verizon Communications filed a lawsuit against the Company in the United States District Court for the Northern District of California. Verizon claims that the Company falsified "trouble ticket" reports with respect to the phone lines that it ordered from Verizon and seeks unspecified monetary damages and injunctive relief. The Company believes it has strong defenses to this lawsuit, but the outcome of this litigation cannot presently be determined.

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

     The Company anticipates that some or all of the former Laser Link shareholders may file lawsuits against it seeking damages arising out of the Company's alleged failure to register the common shares of the Company that they received in exchange for their Laser Link shares. The Company believes that it would have strong defenses to any lawsuits filed by these shareholders, but the ultimate outcome of these potential matters cannot presently be determined.

     The Company also received a letter from a purported bondholder threatening to file a lawsuit against its board of directors for breach of fiduciary duty if they do not address this bondholder's concerns about the Company's prospects. The Company believes that it has strong defenses to the threatened lawsuit, but the outcome of litigation is inherently unpredictable.

     An unfavorable outcome in any of the legal proceedings described above could have a material adverse effect on the Company's consolidated financial position and results of operations.

     The Company is also a party to a variety of other legal proceedings, as either plaintiff or defendant, and is engaged in other business disputes that arise in the ordinary course of its business. The Company's management believes these matters will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations.

Other Contingencies

     As of March 31, 2001, the Company had disputes with a number of telecommunications companies concerning the balances owed to them for collocation fees and certain network services. In the opinion of management, such disputes will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations. However, it is reasonably possible that estimates of the Company's collocation fee and network service obligations, as recorded in the accompanying consolidated balance sheets, could change in the near term. In addition, the Company is engaged in a variety of negotiations, arbitrations and regulatory proceedings with multiple telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies' denial of physical central office space to the Company in certain central offices, the cost and delivery of central office space, the delivery of transmission facilities and telephone lines and other operational issues. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company's consolidated financial position and results of operations.

     On April 19, 2001 the Company received a standard notice of delisting from the NASDAQ Stock Market because the Company did not file its Annual Report on Form 10-K for the year ended December 31, 2000 by its due date, April 2, 2001, as required under NASDAQ's marketplace rules. NASDAQ held a hearing regarding the Company on May 24, 2001. The panel requested additional information from the Company and the Company is in the process of responding to these requests. NASDAQ has scheduled a conference call with the Company on June 20, 2001, to further address these issues.

     The company also received a notice from the NASDAQ Stock Market because the Company does not meet the following criteria for continued listing on the NASDAQ National Market:

     .  A minimum bid share price of at least three dollars, or

     . Maintaining at least $4 million in net tangible assets or $10 million in stockholders' equity and a minimum bid share price of one dollar per share.

As of March 31, 2001, the Company's stockholders' deficit was $382,030,000. The Company cannot provide any assurance that it will not be delisted.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000, included in our Annual Report on Form 10-K filed with the SEC on May 24, 2001. This discussion contains forward-looking statements the accuracy of which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in the "Risk Factors" section of our Annual Report on Form 10-K, which is contained in Part I, Item 1, Business-Risk Factors, of that report. We disclaim any obligation to update information contained in any forward-looking statement. See "--Forward Looking Statements."

Overview

     We are a leading provider of broadband communications services, which we sell to businesses and consumers directly and indirectly through Internet service providers ("ISPs"), enterprises, telecommunications carriers and other customers. These services include a range of high-speed, high-capacity Internet and network access services using digital subscriber line ("DSL") technology and related value-added services. We sell our services directly to business and consumer end-users through our sales force, telephone sales and our website. Internet service providers purchase our services in order to provide high-speed Internet access to their business and consumer end-users. Branded virtual service providers purchase turnkey broadband or dial-up services from us and sell these services to their existing customers or affiliate groups. Enterprise customers purchase our services directly or indirectly from us to provide their employees with high-speed remote access to the enterprise's local area network ("RLAN access"). Other telecommunications carriers purchase our services for resale to their ISP affiliates, Internet users and enterprise customers.

     We believe we have the largest national DSL network in the United States, other than those owned by the traditional telephone companies, encompassing more than 1,800 operational central offices, which pass more than 40 million homes and businesses in 109 metropolitan statistical areas. As of March 31, 2001, we had 319,000 DSL based high speed access lines in service and we have received orders for our services from more than 250 Internet Service Providers, enterprise and telecommunications carrier customers, including AT&T Corporation, XO Communications (formerly NEXTLINK Communications, Inc and Concentric Network Corporation), Earthlink, Inc., UUNET Technologies (a WorldCom company) and Speakeasy.net, a privately owned company. We also provide dial-up Internet access service to over 400,000 customers through our Covad Integrated Services subsidiary.

     Since our inception, we have generated significant net losses and we continue to experience negative cash flow. As of March 31, 2001, we had an accumulated deficit of approximately $1.9 billion. We expect these losses and negative cash flow to continue at least into 2003, requiring us to raise additional capital. Furthermore, a number of our ISP customers have become financially distressed and certain of them have filed for bankruptcy protection. In addition, we have limited cash reserves and it is uncertain whether we can raise additional capital and continue as a going concern. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition, which could require a restructuring, sale or liquidation of the Company.

Recent Developments

     On June 5, 2001, we announced that our Board of Directors will name Charles
E. Hoffman as our new president and chief executive officer, effective June 25, 2001. At that time, Frank Marshall will resign as the interim CEO and will remain on our Board of Directors as vice-chairman. Mr. Hoffman will work closely with Chuck McMinn, our chairman of the board, to lead the senior management team and provide strategic direction, oversee our relationship with the financial community, and manage our day-to-day operations.

     On April 19, 2001, we received a standard notice of delisting by the NASDAQ Stock Market because we did not file our Annual Report on Form 10-K for the year ended December 31, 2000 by its due date, April 2, 2001, as required under NASDAQ's marketplace rules. Moreover, there are several requirements for continued listing of our common stock on the NASDAQ National Market, including, without limitation:

     .  A minimum bid share price of three dollars; or

     . Maintaining at least $4 million in net tangible assets or $10 million in stockholders' equity and a minimum bid share price of one dollar per share.

     NASDAQ has provided us with a notice that we are not in compliance with these requirements. Our stockholders' deficit as of March 31, 2001 was $382.0 million. As of June 15, 2001, the closing bid price of our common stock was $0.89 per share.

     NASDAQ held a hearing with us regarding our listing on May 24, 2001. The panel requested additional information and we are in the process of responding to these requests. NASDAQ has scheduled a conference call with us for June 20, 2001. There is no assurance that we will not be delisted after this conference call.

     On May 17, 2001, we received a notice of default from some holders of our convertible notes based on our failure to file this quarterly report on Form 10-Q for the first quarter of 2001 in a timely fashion as required by the indenture governing the convertible notes. We believe that by filing this quarterly report on Form 10-Q we have cured this default within the applicable grace period. In addition, we received a purported notice of default and acceleration claim from a group of our convertible noteholders who claim that our restatement of our unaudited interim financial statements for a previously reported quarter in 2000 is a default under our convertible notes indenture. These noteholders also claim that this alleged default cannot be cured and is grounds for acceleration of the entire amount owed on their convertible notes. We have disputed this notice and we believe that the probability of this contention prevailing, if it is litigated, is remote.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenues, net

     Revenues, net for the three months ended March 31, 2001 were $71.2 million compared to $27.3 million (which has been determined on a pro forma basis as if the Laser Link, which is now doing business as Covad Integrated Services ("CIS") and BlueStar, which is now doing business as Covad Business Solutions ("CBS"), acquisitions had occurred on January 1, 2000) for the three months ended March 31, 2000. This increase is attributable to growth in the number of customers and end-users in our wholesale business.

     For the quarter ended March 31, 2001, two customers accounted individually for 15.6%, and 12.0%, respectively of our net revenues. As of March 31, 2001, receivables from these customers comprised 6.0%, and

5.3%, respectively, of the gross accounts receivable balance. We had one significant customer for the three months ended March 31, 2000, that accounted for 10.8% of our net revenues.

     Wholesale revenues are derived from broadband communications services sold primarily to ISP customers and to a lesser extent enterprise and telecommunications companies. For the three months ended March 31, 2001, revenues from our wholesale segment, were $58.7 million compared to $ 20.1 million for the three months ended March 31, 2000. Our subscriber growth contributed to the increase. However, due to financial difficulties experienced by an increasing number of our ISP customers and billing disputes with certain other ISP customers, we did not recognize revenues of $19.5 million that were billed to these customers during the three months ended March 31, 2001.

     Laser Link, which is now doing business as Covad Integrated Services (CIS), was acquired on March 20, 2000. Revenues from CIS are derived from sales of Internet access services to corporations and other organizations that resell these services to consumer and business end users. For the three months ended March 31, 2001, CIS revenues were $6.9 million. These revenues were derived from dial-up subscribers and DSL subscribers. CIS revenue comes from these two primary services. Revenue growth is expected in the future from increased subscribers for Virtual Internet Service Provider (VISP) services and Virtual Broadband Subscriber Provider (VBSP) services.

     BlueStar Communications Group, which is now doing business as Covad Business Solutions (CBS), was acquired on September 22, 2000. CBS derives revenue from the sale of broadband communications and Internet services to small and medium-sized business in smaller markets primarily in the southeastern United States. CBS revenue for the three months ended March 31, 2001 was $5.6 million. During the first three months of 2001, approximately 120 CBS central offices were closed as part of a strategic business restructuring to reduce costs and exit under-performing or not fully built-out central offices. As a result about 1,700 end user lines were taken out of service in the CBS footprint, representing $ 0.5 million of lost revenue for the period ended March 31, 2001.

     As of March 31, 2001, approximately 50% of our lines were consumer lines and 50% were business lines. Our consumer grade services have lower prices and significantly lower profit margins than our business grade services. Going forward we expect the percentage of our revenues which we derive from our consumer services to continue to increase. The increase in consumer lines will negatively impact our margins.

Network and Product Costs

     We recorded network and product costs of $135.2 million for the three months ended March 31, 2001 and $66.0 million for the three months ended March 31, 2000. This increase is attributable to the increased orders resulting from our sales and marketing efforts and the expansion of our network to accommodate the increased traffic. For the three months ended March 31, 2001, CIS and CBS network and product costs were included in Covad's consolidated results, increasing costs by $7.8 million, and $19.0 million, respectively. We expect network and product costs to increase in future periods due to expected increased subscribers.

     Several initiatives were underway during the first quarter of 2001 to cut our network and product costs. These initiatives are focused on improving the efficiency of our consumer service offering. The three initiatives are line sharing, access only and self-installation. Line sharing allows Covad to provision DSL service over the same copper wire that delivers an end users' voice telephone service. Line-shared loops are leased by Covad at a significantly lower rate from the incumbent local exchange carriers (ILECs) than a dedicated second line. For the three months ended March 31, 2001, over 90% of our consumer orders were provisioned over line-shared lines. In addition to the lower cost of line-shared lines, the time to provision and deliver a line-shared order is less than the time required for a non-line-shared order. Access only is another method of delivering our service, but it limits our service only to the connection of the end user to the broadband loop via a line-shared-line. Our customer provides the end user customer premise equipment and any assistance needed for the set up of the service. This means we can maintain a lower inventory of customer premise equipment and it also eliminates the cost of a truck roll to the end user's premise for installation. The third consumer service initiative in the first quarter of 2001 was self-installation. By providing a self installation kit to the end user through the mail, we eliminate the cost of a truck roll to the end user's premise and shorten the amount of time required for service delivery.

Sales, Marketing, General and Administrative Expenses

     Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team and sales commissions. Sales, marketing, general and administrative expenses were $62.8 million for the three months ended March 31, 2001 and $52.8 million for the three months ended March 31, 2000. This increase in sales, marketing, general and administrative expense is attributable principally to the increase in resources necessary to support the growth in subscribers. In addition, for the three months ended March 31, 2001, sales, marketing and general and administrative expenses include the CIS and CBS business segment expenses of $3.2 million and $7.0 million, respectively. Sales, marketing, general and administrative expenses are expected to increase in line with the expected expansion of our business.

Provision for Bad Debts (Bad Debt Recoveries)

     We recorded a net bad debt recovery of $4.2 million for the period ended March 31, 2001 as compared to a bad debt expense of $1.8 million for the period ended March 31, 2000. The bad debt recovery recorded during the first quarter of 2001 relates to the collection of certain balances from our financially distressed partners that were reserved in previous periods through charges to bad debt expense.

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

     .  amortization of capitalized software costs; and

     .  amortization of intangible assets.

     Depreciation and amortization were approximately $37.4 million for the three months ended March 31, 2001 and $14.8 million for the three months ended March 31, 2000. The increase was due partially to the increase in equipment and facilities placed in service after the quarter ended March 31, 2000, net of any subsequent impairment write-downs. In addition, effective January 1, 2001, we reduced the remaining estimated useful lives of all long-lived assets, excluding buildings and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased our depreciation and amortization expense and net loss by $3.2 million ($0.02 per share) for the three months ended March 31, 2001.

Restructuring Charge

     In connection with the restructuring plan we announced in December 2000, we recorded a charge to operations of $5.0 million during the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months ended March 31, 2001, we paid severance benefits of approximately $2.9 million, which were charged against the restructuring liability recorded as of December 31, 2001.

     Results of operations for the three months ended March 31, 2001 include restructuring expenses of approximately $14.8 million for collocation and building lease termination costs that met the requirements for accrual during the first quarter of 2001. We continue to consider whether additional restructuring is necessary, and we may incur additional expenses related to further restructuring activities in future periods.

Loss from Operations

     Loss from operations for the three months ended March 31, 2001 was $174.7 million and loss from operations for the three months ended March 31, 2000 was $118.3 million. In the course of preparing this Report on Form 10-Q, we discovered a typographical error in our Annual Report on Form 10-K for the year ended December 31, 2000. The restated loss from operations was reported as $188.3 million in the unaudited consolidated quarterly financial information, while the correct number, as reported in this Report on Form 10-Q, was $118.3 million.

Net Interest Expense

     Interest income and expense, net consists primarily of interest income on our cash, cash equivalents and short-term investment balances and interest expense associated with our debt. Net interest expense for the three months ended March 31, 2001, was $25.6 million and net interest expense for the three months ended March 31, 2000, was $8.3 million. Net interest expense during the period ending March 31, 2001, consisted primarily of accreted interest expense on our 13% senior discount notes due 2008 issued in March 1998, our 12.5% senior notes due 2009 issued in February 1999, our 12% senior notes due 2010 issued in January 2000, our 6% senior convertible notes due 2005 issued in September 2000 and capital lease obligations. Net interest expense was partially offset by interest income earned on cash balances on hand during the period. We expect net interest expense to increase in future periods.

Investment Gains and Losses

     We recorded a net gain on investments for the three months ended March 31, 2001 of $1.8 million. This included a realized gain on short-term investments of $6.3 million, our equity in the losses of unconsolidated affiliates of $3.2 million and the recognition of other than temporary losses on short-term investments of $1.3 million. We did not recognize significant realized gains and losses relating to our investments for the three months ended March 31, 2000.

Income Taxes

     We made no provision for income taxes because we operated at a loss during all periods presented.

Adoption of New Accounting Pronouncements

     We adopted statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on our consolidated financial statements as of and for the three months ended March 31, 2001.

     During the fourth quarter of 2000, retroactive to January 1, 2000, we changed our method of accounting for up-front fees associated with DSL service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle resulted in a charge to operations of $9.2 million, which is included in net loss for the three months ended March 31, 2000. For the three months ended March 31, 2001 and 2000, we recognized $ 4.3 million and $4.8 million, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the three months ended March 31, 2001 and 2000 was to decrease net loss by $1.1 million and $1.2 million, respectively, during these periods.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the design, creation, implementation and maintenance of our operational support system, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $10.8 million for the three months ended March 31, 2001. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be less in future periods while capital expenditures related to the addition of subscribers in existing regions will increase proportionately to the number of new subscribers that we add.

     From our inception through March 31, 2001, we financed our operations primarily through private placements of $220.6 million of equity securities, $1,231.4 million in net proceeds raised from the issuance of notes, and $719 million in net proceeds raised from public equity offerings. As of March 31, 2001, we had an accumulated deficit of $ 1,887.8 million, and cash, cash equivalents, and short-term investments of $ 636.8 million.

     Net cash used in our operating activities was $ 239.6 million for the three months ended March 31, 2001. The net cash used for operating activities during this period was primarily due to net losses of $ 198.5 million, decreases in accounts payable and other current liabilities of $84.8 million, offset by non-cash expenses of $52.1 million.

     Net cash provided by our investing activities was $101.5 million for the three months ended March 31, 2001. The net cash provided by investing activities during this period was primarily due to the net proceeds received from the sale and maturities of short-term investments, partially offset by the purchase of short-term investments.

     Net cash used by financing activities for the three months ended March 31, 2001 was $2.3 million, which was primarily due to principal payments on certain long-term obligations offset by proceeds from the issuance of our common stock.

     We expect to experience substantial negative cash flow from operating and investing activities for at least the next two years due to continued development of new value-added products and services, commercial deployment of these products and services and the addition of new end-users to our network. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

     . the rate at which customers and end-users purchase and pay for our services and the pricing of such services;

     .  the financial condition of our customers;

     . the level of marketing required to acquire and retain customers and to maintain a competitive position in the marketplace;

     . the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology;

     . the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

     .  pending litigation;

     .  existing and future technology;

     .  the regulatory environment for our business;

     .  unanticipated opportunities;

     .  network development schedules and associated costs; and

     . the number of regions entered, the timing of entry and the services offered.

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

     As noted above, we received a notice of default and acceleration claim from a group of our convertible noteholders who claim that our restatement of our unaudited interim financial statements for a previously reported quarter in 2000 is a default under our convertible notes indenture. These noteholders also claim that this default cannot be cured and is grounds for acceleration of the entire amount owed on their convertible notes. We have disputed this notice and we believe that the probability of this contention prevailing, if it is litigated, is remote.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2002. An adverse judgment in the securities litigation or the noteholder litigation, the granting of the attachment requested in the noteholder litigation, the continued deterioration of the ability of our customers to pay for our services or other adverse business, legal, regulatory or legislative developments would accelerate the time at which we would need additional capital. If necessary, we will develop a contingency plan to address any material adverse developments arising in the securities and noteholder litigation. We also recognize that we will be required to raise this additional capital at times and in amounts which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition, which could require a restructuring, sale or liquidation of the Company.

     Risk Factors

     The following is a summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to "Part I. Item 1. Business-Risk Factors," found in our Annual Report on Form 10-K, filed with the SEC on May 24, 2001.

     .  Our ability to continue as a `going concern' is uncertain

     . We face possible delisting from the NASDAQ National Market, which could result in a limited market for our common stock

     . We have received a notice of default from some of the holders of our convertible notes relating to the late filing of this report on Form 10-Q for the first quarter of 2001

     . We have received a notice of default and acceleration claim from some of our noteholders based on the adjustments that we made to our unaudited financial statements for a previously reported quarter in 2000

     . Our leverage is substantial and will increase, making it more difficult to respond to changing business conditions

     . Holders of our convertible notes have filed a motion to attach approximately $100 million of the proceeds from our convertible notes offering

     . Our rapid growth exacerbated weaknesses in our internal controls, which the Company is currently addressing

     . We must raise additional capital under very difficult market conditions in order to continue our growth and maintain current operations

     . Our business will suffer in a variety of ways unless financial market conditions improve

     . The financial uncertainty of the DSL industry is causing us to lose orders

     . Our failure to manage our growth effectively may hurt our ability to achieve profitability and positive cash flow from our operations

     . We are dependent on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers

     . We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations

     . We will require a significant amount of cash to service our indebtedness; our ability to generate cash depends on many factors beyond our control

     . We rely upon distributions from our subsidiaries to service our indebtedness and our indebtedness is effectively subordinated to the indebtedness of our subsidiaries

     . The price of our common stock may fluctuate significantly, which may result in losses for investors

     .  Future sales or issuance of our common stock may depress our stock price

     . Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indentures, our Stockholder Protection Rights Plan and our change in control severance arrangements could prevent a change in control

     . We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow

     . The markets we face are highly competitive and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources

     . Our business is difficult to evaluate because we have a limited operating history

     .  We have a history of losses and expect losses in the future

     . Our operating results are likely to fluctuate in future periods and may fail to meet expectations of securities analysts and investors

     . We cannot predict whether we will be successful because our business strategy is largely unproven

     . Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business

     . Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes

     . Challenges in obtaining space for our equipment on premises owned by the traditional local telephone companies harm our business

     . The failure of traditional telephone companies to adequately provide transmission facilities and provision telephone wires is likely to impair our ability to install lines and adversely affect our growth rate

     . Challenges in obtaining the overall cooperation of the traditional telephone companies harm our business

     . Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms

     . Our success depends on our retention of certain key personnel, our ability to hire additional personnel and the maintenance of good labor relations

     . We depend on a limited number of third parties for equipment supply, service and installation

     . We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders

     . The broadband communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use

     .  A system failure could delay or interrupt service to our customers

     . A breach of network security could delay or interrupt service to our customers

     . Interference in the traditional telephone companies copper plant could degrade the performance of our services

     . Out intellectual property protection may be inadequate to protect our proprietary rights

     . We must comply with federal and state tax and other surcharges on our service, the levels of which are uncertain

Forward-Looking Statements

     The statements contained in this Report on Form 10-Q that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

     . expectations regarding the extent to which enterprise customers roll out our service;

     .  expectations regarding our relationships with our strategic partners;

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

     . estimates and expectations of future operating results, including expectations regarding our monthly cash burn rate and the number of installed lines;

     . expectations regarding the time frames, rates, terms and conditions for implementing "line sharing;"

     .  plans to develop and commercialize value-added services;

     . projections of the amount of additional capital required to fund our business;

     .  our anticipated capital expenditures;

     . plans to enter into business arrangements with broadband-related service providers;

     . expectations regarding the development and commencement of our voice services;

     .  our ability to manage relationships with our bondholders;

     . the effect of regulatory reform and securities and regulatory litigation;

     .  the effect of other litigation currently pending; and

     . other statements contained in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000, regarding matters that are not historical facts.

     These statements are only estimates or predictions and you should not rely on them. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

     .  collect current or "past-due" receivables from customers;

     . retain end-users that are serviced by delinquent or bankrupt Internet service provider customers;

     . retain Internet service provider, enterprise and telecommunication carrier customers and limit end-user churn;

     . successfully market our services to current and new customers and add end users to our existing network;

     . generate customer demand for our services in the particular regions where we plan to market services;

     . successfully order or deploy our services on a timely basis to adequately satisfy end-user demand;

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

     .  respond to competition;

     .  manage growth of our operations; and

     . access regions and negotiate suitable interconnection agreements with the traditional telephone companies, all in a timely manner, at reasonable costs and on satisfactory terms and conditions consistent with regulatory, legislative and judicial developments.

     All written and oral forward-looking statements made in connection with this report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2000. We disclaim any obligation to update information contained in any forward-looking statement.

Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness as of March 31, 2001, including our 13 1/2% senior discount notes due 2008, our 12 1/2% senior notes due 2009, our 12% senior notes due 2010 and our 6% convertible notes due 2005 is fixed-rate debt.


                        COVAD COMMUNICATIONS GROUP, INC.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Several holders of our common stock and one holder of our convertible notes have filed class action lawsuits against us, our former president and Chief Executive Officer, Robert E. Knowling, and our current executive vice president and Chief Financial Officer, Mark H. Perry. These lawsuits were filed in the United States District Court for the Northern District of California during the fourth quarter of 2000. The complaints in these matters allege violations of federal securities laws on behalf of persons who purchased our securities, including those who purchased common stock and those who purchased convertible notes, during the periods from September 7, 2000 to October 17, 2000 or September 7, 2000 to November 14, 2000. The relief sought includes monetary damages and equitable relief. In addition, during the fourth quarter of 2000, six purchasers of the convertible notes have filed complaints in California Superior Court for the County of Santa Clara. These complaints allege fraud and deceit, negligence and violations of state securities laws in connection with our convertible notes offering. The relief sought includes rescission of their purchases of approximately $142 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages. Two of these plaintiffs, holding $48 million in aggregate principal amount of the convertible notes, have dismissed their complaints without prejudice. The four remaining plaintiffs have filed a motion for summary judgment on their claims and the hearing on this motion is scheduled for July 19, 2001. These four plaintiffs have also filed motions to attach approximately $100 million of the proceeds from our convertible note offering. These motions are also scheduled for a hearing on July 19, 2001. While we do believe that we have strong defenses in these lawsuits, the ultimate outcome of these litigation matters is inherently unpredictable and there is no guarantee we will prevail.

     On May 17, 2001, we received a notice of default from some holders of our convertible notes based on our failure to file this quarterly report on Form 10-Q for the first quarter of 2001 in a timely fashion as required by the indenture governing the convertible notes. We believe that by filing this quarterly report on Form 10-Q we have cured this default within the applicable grace period.

     In addition, on May 31, 2001, we received a purported notice of default and acceleration claim from a group of our convertible noteholders who claim that our restatement of our unaudited interim financial statements for a previously reported quarter in 2000 is a default under our convertible notes indenture. These noteholders also claim that this alleged default cannot be cured and is grounds for acceleration of the entire amount owed on their convertible notes. We have disputed this notice and we believe that the probability of this claim succeeding, if it is litigated, is remote.

     We also received a letter from a purported bondholder threatening to file a lawsuit against our board of directors for breach of fiduciary duty if we do not address the bondholder's concerns about our prospects. We believe that we have strong defenses to the threatened lawsuit, but the outcome of litigation is inherently unpredictable and there is no guarantee we will prevail.

     In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit. We also recently filed a lawsuit against BellSouth Corporation and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing antitrust and other claims in this lawsuit arising out of BellSouth's conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. Both BellSouth and Verizon have asked the courts to dismiss Covad's cases on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech, which dismissed a consumer antitrust class action against Ameritech. Covad is opposing the BellSouth and Verizon motions, and while we believe our position should prevail, we cannot predict the outcome of these motions.

     On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon claims that we falsified trouble ticket reports with respect to the phone lines that we ordered from Verizon and seeks unspecified monetary damages and injunctive relief. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.

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

     We anticipate that some or all of the Laser Link shareholders may file lawsuits against us seeking damages arising out of our alleged failure to register the Covad shares that they received in exchange for their Laser Link shares. We believe that we have strong defenses to any lawsuit that may be filed by these shareholders, but we cannot guarantee we will prevail in these suits.

     We are also a party to a variety of legal proceedings as either plaintiff or defendant, or are engaged in business disputes that arise in the ordinary course of business. We do not believe the ultimate outcome of these matters will have a material impact on our financial position or results of operations.

     Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We are not currently engaged in any other legal proceedings that we believe could have a material adverse affect on our business, prospects, operating results and financial condition. We are, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound or we may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm our business.

     In addition, we are engaged in a variety of negotiations, arbitrations and regulatory proceedings with multiple traditional telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies' denial of physical central office space to us in certain central offices, the cost and delivery of central office space, the delivery of transmission facilities and telephone lines and other operational issues. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse affect on our consolidated financial position and results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   a.  Exhibits:

         None

   b.  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COVAD COMMUNICATIONS GROUP, INC.
Date: June 20, 2001                  By: /s/ Mark H. Perry
                                         -------------------------------
                                         Mark H. Perry
                                         Executive Vice President,
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)