Form 10-Q
period 2001-06-30
COVAD COMMUNICATIONS GROUP INC
filed 2001-08-20
CIK 1043769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   For the quarterly period ended June 30, 2001

                       Commission file number: 000-25271

                               ----------------

                        COVAD COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                               ----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 10, 2001 there were 177,727,058 shares outstanding of the Registrant's Common Stock, including Class B Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COVAD'S CHAPTER 11 FILING

   On August 15, 2001 (the "Petition Date"), Covad Communications Group, Inc. ("Covad") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware. As of the Petition Date, Covad commenced operating its business and managing its properties as a debtor in possession. The Chapter 11 filing is a part of a pre-negotiated plan of reorganization that, prior to the Petition Date, holders of a majority of the outstanding face amount or accreted value of Covad's bonds agreed to support.

   Covad's operating subsidiaries did not commence bankruptcy proceedings and the Company expects them to continue to operate in the ordinary course of business without any court-imposed restrictions.

   In the near future, Covad expects to file a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Disclosure Statement will summarize the Plan and contain information concerning, among other matters, the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of reorganized Covad.

   Among other things, the Plan is expected to (1) divide Covad's creditors into several classes; (2) provide how certain classes of creditors will be treated and otherwise impaired by the Plan; (3) provide for extinguishment of all $1.35 billion in aggregate face amount or accreted value of Covad's outstanding bonds in exchange for a combination of approximately $283.3 million (of which $13.4 million was paid on August 15, 2001) in cash and convertible preferred stock with a $100 million liquidation preference which, in general, would be convertible into approximately 33 million common shares or 15% of the reorganized Covad's outstanding common stock on a pro forma basis and after adjustments to reflect certain outstanding options and warrants; (4) provide that, pursuant to a Memorandum of Understanding dated August 10, 2001, and subject to court approval and other conditions certain class action securities plaintiffs shall share in a settlement fund consisting of a cash amount provided by Covad's insurance carriers plus 3.5% of Covad's fully diluted outstanding common stock as of August 10, 2001 and (5) provide that holders of common stock issued prior to the confirmation of the Plan retain their existing equity interests but would be diluted through the issuance of the preferred stock (and the common stock issuable upon the conversion thereof) distributable to the bondholders, common stock issuable to the class action securities plaintiffs described above and any other securities issued under the Plan.

   While the holders of a majority of the outstanding face amount or accreted value of Covad's bonds have agreed to support the Plan structure described above, no assurance can be given that other parties entitled to vote will vote in favor of the Plan or that Covad's Plan will be fully or timely approved by all the relevant parties, including the Bankruptcy Court, or not subsequently modified. Pursuant to the agreements with the bondholders, Covad has placed approximately $257 million in an escrow account that would be released to the bondholders if the plan were approved. Our agreements with the bondholders provide that this escrowed amount would also be released to the bondholders in certain other events, including: (1) if Covad does not file the Plan by September 15, 2001; (2) if Covad does not begin soliciting consents to the Plan by November 15, 2001; or (3) if the Plan is not in effect by January 15, 2002. This escrowed amount will be returned to Covad in certain events, including if the bondholders do not vote in favor of the Plan. Moreover, Covad's Chapter 11 proceeding may have an adverse affect on the financial results of the Company. See "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

   For a more complete description of Covad's Chapter 11 filing, see "Part I.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Chapter 11 Reorganization."

                        COVAD COMMUNICATIONS GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION

 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).......    4

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND
           DECEMBER 31, 2000............................................    4

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000..................    5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
           MONTHS ENDED JUNE 30, 2001 AND 2000..........................    6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........    7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   18

 ITEM 3   MARKET RISK...................................................   30

 PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS.............................................   31

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................   33

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................   33

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   33

 ITEM 5.  OTHER INFORMATION.............................................   34

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................   34

 SIGNATURE...............................................................  35

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                        COVAD COMMUNICATIONS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                                       June 30,    December 31,
                                                         2001          2000
                                                      -----------  ------------
                                                      (Unaudited)  (See Note 1)
                       ASSETS
                       ------
Current assets:
 Cash and cash equivalents........................... $   295,688  $   558,440
 Short-term investments..............................     228,752      311,394
 Restricted cash and investments.....................      27,997       27,748
 Accounts receivable, net of allowances of $12,521
  at June 30, 2001 ($13,864 at
  December 31, 2000).................................      31,119       26,877
 Unbilled revenue....................................       9,629        7,246
 Other receivables...................................       4,899        6,389
 Inventories.........................................      10,626       14,221
 Prepaid expenses and other current assets...........      10,162        5,884
                                                      -----------  -----------
   Total current assets..............................     618,872      958,199
Property and equipment, net..........................     294,274      338,409
Intangible assets, net...............................      58,548       74,888
Restricted investments...............................          --       12,722
Investments in unconsolidated affiliates.............      22,012       30,347
Deferred costs of service activation.................      65,676       52,831
Deferred debt issuance costs.........................      34,066       36,890
Other long-term assets...............................       4,335        7,199
                                                      -----------  -----------
   Total assets...................................... $ 1,097,783  $ 1,511,485
                                                      ===========  ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
        -------------------------------------
Current liabilities:
 Long-term debt in default, net of discount of
  $9,646 at June 30, 2001............................ $ 1,338,443  $       --
 Current portion of long-term debt...................         --        43,735
 Current portion of capital lease obligations........          25        2,566
 Accounts payable....................................      31,808       72,896
 Accrued collocation and network service fees........      31,026       39,910
 Accrued interest....................................      40,342       38,706
 Accrued market development funds and customer
  incentives.........................................      15,924       13,860
 Accrued restructuring expenses......................       6,137        3,980
 Other accrued liabilities...........................      58,372       64,203
                                                      -----------  -----------
   Total current liabilities.........................   1,522,077      279,856
Long-term debt, net of discount of $10,227 at
 December 31, 2000...................................         --     1,324,704
Long-term portion of capital lease obligations.......         --         3,668
Deferred gain resulting from deconsolidation of
 subsidiary..........................................      55,455          --
Unearned revenue and other...........................      74,999       85,920
                                                      -----------  -----------
   Total liabilities.................................   1,652,531    1,694,148
Commitments and contingencies
Stockholders' deficit:
 Preferred stock, $0.001 par value; 5,000,000 shares
  authorized; no shares issued and outstanding at
  June 30, 2001 and December 31, 2000................         --           --
 Common Stock, $0.001 par value; 590,000,000 shares
  authorized; 175,213,886 shares issued and
  outstanding at June 30, 2001 (171,937,452 shares
  issued and outstanding at December 31, 2000).......         175          172
 Common Stock--Class B, $0.001 par value; 10,000,000
  shares authorized; no shares issued and
  outstanding at June 30, 2001 and December 31,
  2000...............................................         --           --
 Additional paid-in capital..........................   1,510,304    1,509,365
 Deferred stock-based compensation...................        (389)      (3,067)
 Notes receivable from stockholders..................         --          (423)
 Accumulated other comprehensive income (loss).......      (1,575)         556
 Accumulated deficit.................................  (2,063,263)  (1,689,266)
                                                      -----------  -----------
   Total stockholders' deficit.......................    (554,748)    (182,663)
                                                      -----------  -----------
   Total liabilities and stockholders' deficit....... $ 1,097,783  $ 1,511,485
                                                      ===========  ===========

                            See accompanying notes.

                        COVAD COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except share and per share amounts)
                                  (Unaudited)

                            Three months ended June    Six months ended June
                                      30,                       30,
                            ------------------------  ------------------------
                               2001         2000         2001         2000
                            -----------  -----------  -----------  -----------
Revenues, net.............  $    87,099  $    43,244  $   158,344  $    63,994
Operating expenses:
  Network and product
   costs..................      121,444       88,891      256,606      154,899
  Sales, marketing,
   general and
   administrative.........       63,268       64,917      126,095      117,674
  Provision for bad debts
   (bad debt recoveries)..        1,198        1,832       (3,049)       3,628
  Depreciation and
   amortization of
   property and
   equipment..............       33,895       17,204       67,704       29,531
  Amortization of
   intangible assets......        3,969       23,120        7,570       25,567
  Write-off of in-process
   research and
   development costs......          --           --           --         3,726
  Provision for
   restructuring
   expenses...............        2,942          --        17,747          --
  Provision for long-lived
   asset impairment.......        2,230          --         2,230          --
                            -----------  -----------  -----------  -----------
    Total operating
     expenses.............      228,946      195,964      474,903      335,025
                            -----------  -----------  -----------  -----------
Loss from operations......     (141,847)    (152,720)    (316,559)    (271,031)
Other income (expense):
  Interest income.........        7,080       13,081       18,227       26,171
  Realized gain (loss) on
   short-term
   investments............         (460)      13,466        5,837       13,466
  Other than temporary
   losses on short-term
   investments............          --           --        (1,311)         --
  Equity in losses of
   unconsolidated
   affiliates.............       (3,447)      (1,258)      (6,615)      (1,677)
  Gain on disposal of
   investment in
   unconsolidated
   affiliate..............          178          --           178          --
  Interest expense........      (37,487)     (25,590)     (74,246)     (46,960)
  Miscellaneous expense,
   net....................          521          --           492          --
                            -----------  -----------  -----------  -----------
  Other income (expense),
   net....................      (33,615)        (301)     (57,438)      (9,000)
                            -----------  -----------  -----------  -----------
Loss before cumulative
 effect of change in
 accounting principle.....     (175,462)    (153,021)    (373,997)    (280,031)
Cumulative effect of
 change in accounting
 principle................          --           --           --        (9,249)
                            -----------  -----------  -----------  -----------
Net loss..................  $  (175,462) $  (153,021) $  (373,997) $  (289,280)
                            ===========  ===========  ===========  ===========
Basic and diluted net loss
 per common share before
 cumulative effect of
 change in accounting
 principle................  $     (1.01) $     (1.00) $     (2.16) $     (1.87)
                            ===========  ===========  ===========  ===========
Basic and diluted
 cumulative effect of
 accounting change per
 common share.............  $       --   $       --   $       --   $     (0.06)
                            ===========  ===========  ===========  ===========
Basic and diluted net loss
 per common share.........  $     (1.01) $     (1.00) $     (2.16) $     (1.93)
                            ===========  ===========  ===========  ===========
Weighted average common
 shares used in computing
 basic and diluted per
 share amounts............  173,902,805  153,403,000  173,260,179  150,060,000
                            ===========  ===========  ===========  ===========
Pro forma amounts assuming
 the accounting change is
 applied retroactively:
  Net loss................  $  (175,462) $  (153,021) $  (373,997) $  (280,031)
                            ===========  ===========  ===========  ===========
  Basic and diluted net
   loss per common share..  $     (1.01) $     (1.00) $     (2.16) $     (1.87)
                            ===========  ===========  ===========  ===========

                            See accompanying notes.

                        COVAD COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                           Six months ended
                                                               June 30,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
                                                                     Restated
                                                                     (Note 1)
Operating Activities:
Net loss................................................. $(373,997) $(289,280)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Provision for bad debts (bad debt recoveries)...........    (3,049)     3,628
 Depreciation and amortization...........................    75,274     55,098
 Loss on disposition of equipment........................       355        --
 Provision for restructuring expenses....................    17,747        --
 Provision for long-lived asset impairment...............     2,230        --
 Write-off of in-process research and development
  costs..................................................       --       3,726
 Amortization of deferred stock-based compensation.......     1,365      2,372
 Other stock-based compensation..........................       267      9,089
 Accretion of interest on investments....................    (5,381)   (18,748)
 Accretion of debt discount and amortization of deferred
  debt issuance costs....................................    16,564     13,227
 Realized gain on short-term investments.................    (5,837)   (13,466)
 Other than temporary losses on short-term investments...     1,311        --
 Equity in losses of unconsolidated affiliates...........     6,615      1,677
 Gain on disposal of investment in unconsolidated
  affiliate..............................................      (178)       --
 Change in unrealized gain...............................       (24)       --
 Cumulative effect of change in accounting principle.....       --       9,249
 Net changes in operating assets and liabilities:
   Restricted cash.......................................      (249)      (612)
   Accounts receivable...................................    (4,951)   (15,062)
   Unbilled revenue......................................    (2,383)    (2,136)
   Inventories...........................................     3,371     (8,399)
   Prepaid expenses and other current assets.............    (3,206)   (16,963)
   Deferred costs of service activation..................   (12,845)   (50,196)
   Accounts payable......................................   (39,916)     2,112
   Other current liabilities.............................    (7,237)    23,899
   Unearned revenue and other............................    (9,274)    55,989
                                                          ---------  ---------
Net cash used in operating activities....................  (343,428)  (234,796)
Investing Activities:
Cash acquired through business acquisitions..............       --       4,240
Cash relinquished as a result of deconsolidating a
 subsidiary..............................................    (1,599)       --
Purchase of short-term investments.......................  (413,512)  (271,677)
Maturities of short-term investments.....................   366,508    415,814
Sale of short-term investments...........................   138,122     57,940
Redemption of restricted investments.....................    13,437     13,438
Purchase of property and equipment.......................   (13,028)  (188,438)
Proceeds from sale of property and equipment.............       753        --
Recovery of internal-use software costs..................     2,000     21,500
Payment of collocation fees..............................    (5,406)   (10,294)
Acquisition of investment in unconsolidated affiliates...       --     (22,854)
Proceeds from sale of investment in unconsolidated
 affiliate...............................................     1,223        --
Purchase of other long-term assets.......................       --         956
                                                          ---------  ---------
Net cash provided by investing activities................    88,498     20,625
                                                          ---------  ---------
Financing Activities:
Repurchase of restricted stock...........................      (172)       --
Principal payments on long-term debt.....................    (8,394)       --
Proceeds from issuance of long-term debt, net............       --     413,268
Principal payments under capital lease obligations.......    (1,075)      (142)
Proceeds from common stock issuance......................     1,819     12,647
Payment of short-term borrowings and line of credit......       --      (4,750)
                                                          ---------  ---------
Net cash provided by (used in) financing activities......    (7,822)   421,023
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....  (262,752)   206,852
Cash and cash equivalents at beginning of period.........   558,440    216,038
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $ 295,688  $ 422,890
                                                          =========  =========

                            See accompanying notes.

                        COVAD COMMUNICATIONS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

   The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. ("Covad") and its wholly-owned subsidiaries (collectively, the "Company") except the accounts of one subsidiary, BlueStar Communications Group, Inc. and its subsidiaries, which have been excluded from the condensed consolidated financial statements effective June 25, 2001 as a result of the assignments for the benefit of creditors that were executed by those companies on such date (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

   The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

   The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cash flows from operating activities, and it has working capital and stockholders' deficits as of June 30, 2001. In addition, a number of the Company's ISP customers have experienced financial difficulties, and certain of them have filed for bankruptcy protection. Furthermore, several of the Company's stockholders and purchasers of its convertible notes have filed lawsuits against the Company and certain of its current and former officers in 2000 alleging violations of federal and state securities laws. The relief sought in these lawsuits includes rescission of certain convertible note sales completed by the Company in September 2000 and unspecified damages. As discussed in Note 6, the Company has signed a memorandum of understanding to settle one of these actions, but this settlement is still subject to court approval and other conditions. In addition, the Company received a notice of default and acceleration claim from a group of its convertible noteholders who claim that the Company's restatement of its unaudited interim financial statements for a previously reported quarter in 2000 is a default under the convertible notes indenture. They also claim that this default cannot be cured and is grounds for acceleration of the entire amount owed on their convertible notes. Covad has also filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, which is discussed in more detail in Note 7. Additionally, Covad failed to make a $25.5 million interest payment due under the terms of a senior notes indenture on August 15, 2001 as a result of its decision to seek reorganization under the bankruptcy laws through a voluntary Chapter 11 filing. The Chapter 11 filing also caused a default under substantially all of the Company's debt agreements, including leases. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

   The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

   All information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The information included in this report relating to the three and six

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

months ended June 30, 2000 has been restated, as more fully explained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Financial Information (Unaudited), included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

 Change in Accounting Estimate

   Effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding buildings and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased the Company's depreciation and amortization expense and net loss by $3.0 million ($0.02 per share) and by $6.3 million ($0.04 per share) for the three and six months ended June 30, 2001, respectively.

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

   The following table presents the calculation of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

                              Three months ended         Six months ended
                                   June 30,                  June 30,
                            ------------------------  ------------------------
                               2001         2000         2001         2000
                            -----------  -----------  -----------  -----------
Net loss..................  $  (175,462) $  (153,021) $  (373,997) $  (289,280)
Basic and diluted:
  Weighted average shares
   of common stock
   outstanding............  174,979,336  157,635,000  174,465,945  154,895,000
  Less weighted average
   shares of common stock
   subject to repurchase..    1,076,531    4,232,000    1,205,766    4,835,000
                            -----------  -----------  -----------  -----------
Weighted average shares
 used in computing basic
 and diluted net loss per
 common share.............  173,902,805  153,403,000  173,260,179  150,060,000
                            ===========  ===========  ===========  ===========
Basic and diluted net loss
 per common share.........  $     (1.01) $     (1.00) $     (2.16) $     (1.93)
                            ===========  ===========  ===========  ===========

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)


 Comprehensive Loss

   Significant components of the Company's comprehensive loss are as follows (amounts in thousands):

                                      Three months ended     Six months ended
                                           June 30,              June 30,
                         Cumulative   --------------------  --------------------
                           Amounts      2001       2000       2001       2000
                         -----------  ---------  ---------  ---------  ---------
Net loss................ $(2,063,263) $(175,462) $(153,021) $(373,997) $(289,280)
Unrealized gains
 (losses) on available-
 for-sale securities....         815        773   (65,383)     (1,457)   (63,977)
Foreign currency
 translation
 adjustment.............      (2,390)        31        --        (674)       --
                         -----------  ---------  ---------  ---------  ---------
Comprehensive loss...... $(2,064,838) $(174,658) $(218,404) $(376,128) $(353,257)
                         ===========  =========  =========  =========  =========

 New Accounting Pronouncements

   The Company adopted statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2001.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact, if any, that SFAS Nos. 141 and 142 will have on its condensed consolidated financial statements.

2. Revenue Recognition and Change in Accounting Principle

   Revenues from recurring DSL service are recognized in the period in which the service is provided, assuming the collection of such revenues is reasonably assured and all other criteria for revenue recognition have been met. Revenues earned for which the customer has not been billed are recorded as "Unbilled revenue" in the condensed consolidated balance sheet. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheet caption "Unearned revenue and other." Included in revenues are Federal Universal Service Fund charges billed to customers aggregating $3.0 million and $2.6 million for the three months ended June 30, 2001 and 2000, respectively, and $7.1 million and $4.3 million for the six months ended June 30, 2001 and 2000, respectively.

   The Company has over 250 wholesale customers. For the three and six months ended June 30, 2001, the Company's 35 largest wholesale customers collectively comprised 88.0% and 87.4% of the Company's wholesale net revenues, and 72.6% and 72.0%, respectively, of the Company's total net revenues. As of June 30, 2001, receivables from these customers collectively comprised 80.9% of the Company's gross accounts receivable balance.

   For the three months ended June 30, 2001, one wholesale customer individually accounted for 16.7% of the Company's total net revenues. As of June 30, 2001, receivables from this customer comprised 7.5% of the

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

Company's gross accounts receivable balance. For the six months ended June 30, 2001, two wholesale customers individually accounted for 16.2% and 10.4%, respectively, of the Company's total net revenues. As of June 30, 2001, receivables from these customers comprised 7.5% and 4.1%, respectively, of the Company's gross accounts receivable balance. The Company had one significant wholesale customer for the three and six months ended June 30, 2000, that accounted for 10.2% and 10.0% of the Company's total net revenues, respectively.

   A number of the Company's Internet service provider ("ISP") customers are experiencing financial difficulties. During the three and six months ended June 30, 2001, certain of these financially distressed ISP customers either (i) were not current in their payments for the Company's services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) its ability to retain certain of the payments received from the ISP customers who have filed for bankruptcy protection is uncertain. Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner, but who have not filed for bankruptcy protection, is recorded as revenue when cash for those services is received, after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheet caption "Unearned revenue and other" if the Company's ability to retain these payments is uncertain.

   A number of the Company's financially distressed ISP customers have filed for bankruptcy protection. These ISP customers accounted for approximately 4.4% and 4.2% for the three and six months ended June 30, 2001, and 25.3% and 25.4% for the three and six months ended June 30, 2000, of the Company's total net revenues, respectively. The Company has completed the migration of certain end-users from certain of these financially distressed ISP customers.

   During the three and six months ended June 30, 2001, the Company issued billings to its financially distressed customers, including those that have filed for bankruptcy protection, aggregating $8.0 million and $27.4 million, respectively. These billings were not recognized as revenues or accounts receivable in the condensed consolidated financial statements. The corresponding amount in the first quarter of 2001 was $19.4 million.

   The Company has obtained information indicating that some of its ISP customers who (i) were essentially current in their payments for the Company's services prior to June 30, 2001, and (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable by the Company as of June 30, 2001, may become financially distressed. Revenues from these customers accounted for approximately 15.7% and 15.1% of the Company's total net revenues for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000 these customers accounted for approximately 8.7% and 9.3%, respectively, of the Company's total net revenues. If these customers are unable to demonstrate their ability to pay for the Company's services in a timely manner, in periods ending subsequent to June 30, 2001, revenue from these customers will be recognized on a cash basis (as described above).

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

   During the fourth quarter of 2000, retroactive to January 1, 2000, the Company changed its method of accounting for up-front fees associated with DSL service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

Statements." The cumulative effect of the change in accounting principle resulted in a charge to operations of $9.2 million, which is included in net loss for the six months ended June 30, 2000. The pro forma amounts presented in the condensed consolidated statements of operations were calculated assuming the accounting change was made retroactively to all prior periods presented. For the three and six months ended June 30, 2001 and 2000, the Company recognized $3.7 million ($4.7 million in 2000) and $7.9 million ($9.5 million in 2000), respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the three and six months ended June 30, 2001 and 2000 was to decrease net loss by $0.9 million ($1.1 million in 2000) and $2.1 million ($2.3 million in 2000), respectively, during these periods.

3. Restructuring of Operations

   BlueStar Communications Group, Inc. and its subsidiaries (collectively, "BlueStar"), which were acquired by the Company on September 22, 2000 in a transaction accounted for as a purchase, provided broadband communications and Internet services to small and medium sized businesses in smaller cities using a direct sales model. Continued losses at BlueStar, with no near term possibility of improvement, caused the Company's Board of Directors, on June 22, 2001, to decide to cease the Company's funding of BlueStar's operations. Subsequently, on June 25, 2001, BlueStar terminated all of its 365 employees. However, 59 of BlueStar's former employees were temporarily retained by the Company for varying periods through July 31, 2001 to assist with the migration of certain BlueStar end user lines to the Company's network, as described below. In addition, the Company hired 69 of BlueStar's former employees subsequent to June 25, 2001.

   On June 24, 2001, the Company and BlueStar entered into a Purchase Agreement ("PA") under which the Company has purchased the right to offer service to BlueStar's customers, subject to BlueStar's right to seek higher offers. The amount of consideration to be paid by the Company under the PA is contingent on the number of end user lines that are successfully migrated from BlueStar to the Company. However, the maximum amount payable by the Company under the PA is $5.0 million. To facilitate this migration, the Company and BlueStar entered into a Migration Agreement on July 12, 2001 that requires the Company to pay certain amounts contemplated in the PA directly to certain former employees of BlueStar and certain BlueStar vendors, including the Assignee, as defined below. Through June 30, 2001, the Company made payments aggregating approximately $3.7 million in connection with BlueStar's cessation of operations. Of this amount, approximately $1.3 million represents employee severance benefits, approximately $2.0 million represents customer acquisition costs under the PA and approximately $0.4 million represents legal and other professional fees relating to the liquidation of BlueStar, as described below. Such (i) severance benefits and professional fees and (ii) customer acquisition costs have been charged to (i) restructuring expenses and (ii) network and product costs, respectively, in the Company's condensed consolidated statement of operations for the three months ended June 30, 2001. Additionally, as of and for the three months ended June 30, 2001, the Company has accrued certain estimated direct costs (aggregating approximately $0.7 million) of liquidating BlueStar, as described below, which consist principally of legal and other professional fees. The Company will recognize the salary and benefits expenses (including severance benefits) associated with the former BlueStar employees that were temporarily retained by the Company, as described above, through charges to network and product costs as they are incurred in periods ending subsequent to June 30, 2001.

   On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors ("ABC") of all its assets to an independent trustee (the "Assignee") in the State of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that is expected to occur over a period of less than one year. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the United States Bankruptcy Code. As a result of the ABC, BlueStar's former assets are no longer controlled by

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

BlueStar or the Company and cannot be used by either BlueStar's or the Company's Board of Directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar's assets and the discharging of its liabilities are currently under the sole control of the Assignee. However, on July 25, 2001, certain creditors of BlueStar filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code, and management believes it is likely this petition will be granted. Nevertheless, the control of BlueStar no longer rests with the Company. Therefore, it deconsolidated BlueStar effective June 25, 2001, which resulted in the recording of a deferred gain in the amount of approximately $55.5 million in the Company's condensed consolidated balance sheet as of June 30, 2001. Such deferred gain represents the difference between the carrying values of BlueStar's assets (aggregating approximately $7.9 million) and liabilities (aggregating approximately $63.4 million) as of June 25, 2001. Such deferred gain will be recognized by the Company as an extraordinary item when the liquidation of BlueStar is complete and its liabilities have been discharged.

   Under the terms of the acquisition agreement dated September 22, 2000, up to
5.0 million additional common shares of the Company's common stock were to be issued to BlueStar's former shareholders if BlueStar achieved certain specified levels of revenues and earnings before interest, taxes, depreciation and amortization in 2001. However, during April 2001, the Company reached an agreement with the BlueStar stockholders' representative to resolve this matter, as well as 800,000 of the Company's common shares that were held in escrow as of December 31, 2000, by providing the BlueStar stockholders with
3.25 million of the 5.0 million shares, in exchange for a release of claims against the Company. The 800,000 common shares held in escrow are to be returned to the Company under this agreement, which was approved by greater than 80% of BlueStar's stockholders on June 27, 2001. BlueStar's former stockholders will receive the additional shares of the Company's common stock subsequent to June 30, 2001. Consequently, the Company recorded a liability in the amount of approximately $2.2 million through a charge to goodwill during the three months ended June 30, 2001. However, the Company determined that such goodwill was impaired based on BlueStar's continued operating losses, as described above. Therefore, such goodwill balance was written-off through a charge to operations during the three months ended June 30, 2001.

   During the fourth quarter of 2000, the Company announced a comprehensive restructuring plan that involves the following steps:

  . raising revenue by reducing rebates and other incentives that the Company provides to customers and correspondingly reducing new line addition plans for 2001 to improve margins and reduce subscriber payback times;

  . closing approximately 200 under-performing or not fully built-out central offices and holding the size of the Company's network;

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

  . restructuring BlueStar to streamline the Company's direct sales and marketing channel; and

  . evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising expenses.

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)


   In connection with this restructuring plan, the Company recorded a charge to operations of $5.0 million in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months ended June 30, 2001, the Company reduced its workforce by 150 employees and paid severance benefits of $0.9 million which were charged against the restructuring liability recorded as of December 31, 2000. For the six months ended June 30, 2001 the total workforce was reduced by 635 employees and the Company paid $3.8 million in severance benefits, which were charged against the restructuring liability recorded as of December 31, 2000.

   The Company recorded additional restructuring expenses aggregating $14.8 million and $1.0 million during the first and second quarters of 2001, respectively. These expenses consist principally of collocation and building lease termination costs that met the requirements for accrual during these periods. During the three and six months ended June 30, 2001, the Company paid collocation and building lease termination costs of $2.1 million and $4.5 million, respectively, which were charged against the restructuring liabilities recorded during these periods. Management continues to consider whether additional restructuring is necessary, and additional charges to operations related to any further restructuring activities may be incurred in future periods.

4. Long-Term Debt

   As described in Note 6, six purchasers of the convertible notes that the Company issued on September 19, 2000 have filed complaints against the Company and two of its former officers in the Superior Court of the State of California for the County of Santa Clara. The complaints have been consolidated. The complaints allege fraud, deceit, negligence and violations of state securities laws. The relief sought includes rescission of the plaintiffs' alleged purchases of approximately $142 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages, and attorneys' fees. Two of these purchasers allegedly holding $48 million in aggregate principal amount of the convertible notes have dismissed their complaints without prejudice. The Company believes the convertible notes were legally and validly issued.

   In addition, on May 31, 2001, the Company received a notice of default and acceleration claim from a group of its convertible noteholders who claim that the Company's restatement of its unaudited interim financial statements for a previously reported quarter in 2000 is a default under the convertible notes indenture. They also claim that this default cannot be cured and is grounds for acceleration of the entire amount owed under their convertible notes (aggregating approximately $100 million as of June 30, 2001). Management believes there have been no events of default under the Company's convertible notes indenture relating to this matter. Additionally, based on the advice of legal counsel, management believes the probability of the claim asserted by these convertible noteholders succeeding, if it is litigated, is remote.

   As described in Note 7, on August 15, 2001, Covad filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code. Under the Plan to be submitted by Covad, all senior notes would be cancelled in exchange for a cash payment and the issuance of convertible preferred stock.

   On August 15, 2001, due to Covad's Chapter 11 filing on that date, Covad did not make a $25.5 million interest payment due under the terms of a senior notes indenture. The filing of this voluntary petition under Chapter 11 resulted in a default under substantially all of Covad's debt agreements and caused the Company to classify all of its long-term obligations as current liabilities in its condensed consolidated balance sheet as of June 30, 2001.

5. Business Segments

   The Company disaggregates its business operations based upon differences in services and marketing channels, even though the cash flows from these operations are not largely independent of each other. The

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

Company's wholesale division ("Wholesale") is a provider of broadband communications services, which involve DSL technology, to ISP, enterprise and telecommunications customers. The Covad Integrated Services ("CIS") division is a provider of Internet access services to corporations and other organizations. The Covad Business Solutions ("CBS") division is a provider of broadband communications and Internet services to small and medium-sized businesses in smaller cities. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other non-recurring and unusual items not allocated to the segments.

   The Company evaluates performance of the segments based on segment operating results, excluding nonrecurring and unusual items.

   Information about the Company's business segments was as follows (amounts in thousands):

   As of and for the
   three months ended                                      Total     Corporate  Intercompany Consolidated
     June 30, 2001:       Wholesale     CIS      CBS      Segments   Operations Eliminations    Total
------------------------  ----------  -------  --------  ----------  ---------- ------------ ------------
Domestic revenues from
 unaffiliated customers,
 net ...................  $   71,829  $ 8,908  $  6,362  $   87,099   $    --      $   --     $   87,099
Net loss................  $ (116,503) $(3,973) $(14,749) $ (135,225)  $(40,237)    $   --     $ (175,462)
Assets..................  $1,054,905  $ 2,335  $     --  $1,057,240   $ 40,543     $   --     $1,097,783

   As of and for the
   three months ended                                      Total     Corporate  Intercompany Consolidated
     June 30, 2000:       Wholesale     CIS      CBS      Segments   Operations Eliminations    Total
------------------------  ----------  -------  --------  ----------  ---------- ------------ ------------
Domestic revenues from
 unaffiliated customers,
 net....................  $   37,657  $ 5,587  $    --   $   43,244   $    --      $   --     $   43,244
Net income (loss).......  $ (114,300) $   213  $    --   $ (114,087)  $(38,934)    $   --     $ (153,021)
Assets..................  $1,701,402  $ 3,566  $    --   $1,704,968   $ 41,448     $   --     $1,746,416

        For the
    six months ended                                       Total     Corporate  Intercompany Consolidated
     June 30, 2001:       Wholesale     CIS      CBS      Segments   Operations Eliminations    Total
------------------------  ----------  -------  --------  ----------  ---------- ------------ ------------
Domestic revenues from
 unaffiliated customers,
 net ...................  $  130,522  $15,845  $ 11,977  $  158,344   $    --      $   --     $  158,344
Net income (loss).......  $ (233,736) $(8,641) $(42,322) $ (284,699)  $(89,298)    $   --     $ (373,997)

        For the
    six months ended                                       Total     Corporate  Intercompany Consolidated
     June 30, 2000:       Wholesale     CIS      CBS      Segments   Operations Eliminations    Total
------------------------  ----------  -------  --------  ----------  ---------- ------------ ------------
Domestic revenues from
 unaffiliated customers,
 net ...................  $   57,752  $ 6,242  $    --   $   63,994   $    --      $   --     $   63,994
Income (loss) before
 cumulative effect of
 change in accounting
 principle..............  $ (223,027) $   308  $    --   $ (222,719)  $(57,312)    $   --     $ (280,031)
Net income (loss).......  $ (232,276) $   308  $    --   $ (231,968)  $(57,312)    $   --     $ (289,280)

6. Legal Proceedings and Other Contingencies

 Legal Proceedings

   Purchasers of the Company's common stock and purchasers of the convertible notes the Company issued on September 19, 2000 have filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court Northern District of California. The complaints have been consolidated. The consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company's securities, including those who purchased common stock and those who purchased the Company's convertible notes during the periods from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. On August 10, 2001, the Company signed a

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

memorandum of understanding with the lead plaintiffs in this litigation that tentatively resolves the litigation. Under this agreement, Covad would contribute approximately 6.5 million common shares, representing 3 1/2% of the Company's fully-diluted common stock on August 10, 2001. The Company's insurance carriers will fund the cash portion of the settlement. Final settlement is contingent on negotiation and execution of a final agreement and court approvals. However, management believes that a final settlement agreement would likely be approved although such approval is not guaranteed. Consequently, the Company has recorded a liability of approximately $4.0 million in its condensed consolidated balance sheet as of June 30, 2001 through a charge to sales, marketing and general and administrative expenses for the three months ended June 30, 2001 in connection with this anticipated settlement.

   In addition, six purchasers of the convertible notes that the Company issued on September 19, 2000, have filed complaints against the Company and two former officers in the Superior Court of the State of California for the County of Santa Clara. The complaints have been consolidated. The complaints allege fraud and deceit, negligence and violations of state securities laws. The relief sought includes rescission of the plaintiffs' alleged purchases of approximately $142 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages and attorneys' fees. However, the Company believes the convertible notes were legally and validly issued. Two of these purchasers allegedly holding $48 million in aggregate principal amount of the convertible notes have dismissed their complaints without prejudice. Although the Company believes it has strong defenses in these lawsuits, the ultimate outcome of this litigation cannot presently be determined.

   Several stockholders have filed complaints, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the Company's underwriters in the United States District Court for the Southern District of New York. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. Plaintiffs claim that the Company and others failed to disclose the arrangements that some of the Company's underwriters purportedly made with certain investors. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are at an early stage, the Company is unable to provide an evaluation of the ultimate outcome of the litigation.

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

   In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit. The Company also recently filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursing antitrust and other claims in this lawsuit arising out of BellSouth's conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. Both BellSouth and Verizon have asked the courts to dismiss the Company's cases on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech, which dismissed a consumer antitrust class action against Ameritech. The Company opposed the BellSouth and Verizon motions. The Georgia court recently granted in part BellSouth's motion and dismissed some of the Company's antitrust claims and breach of contract claims. The Company has filed a motion seeking to appeal the court's ruling. To date, the District of Columbia court has not ruled on Bell Atlantic's motion. The Company cannot predict the outcome of this motion.

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

   On June 11, 2001, Verizon Communications filed a lawsuit against the Company in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that the Company resells to its customers. The Complaint claims that the Company falsified trouble ticket reports with respect to the phone lines that Covad ordered and seeks unspecified monetary damages and injunctive relief. The Complaint asserts causes of action for negligent and intentional misrepresentation and violations of the Lanham Act. This lawsuit is at an early stage, so the Company is unable to provide an evaluation of the ultimate outcome.

   In addition, Verizon has separately filed suit against the Company in the United States District Court for the Eastern District of Virginia, asserting infringement of a patent issued to it in September 1998 entitled "Variable Rate and Variable Mode Transmission System." However, on February 18, 2000, the court issued a summary judgment ruling holding that the Company had not infringed Verizon's patent. That decision was recently upheld by the United States Court of Appeals for the Federal Circuit.

   Numerous former shareholders of Laserlink.Net, Inc. have threatened to file complaints against the Company and two of its former officers and have provided three draft complaints seeking damages. Their allegations arise out of claims that the Company failed to timely register shares of the Company that they received in exchange for their Laserlink.Net shares and thereafter failed to maintain such registration, that the Company made fraudulent representations in connection with the acquisition, and that certain shares were not timely delivered out of escrow. The Company is unable to determine at present the amount of any liability to the Company that would result were such claims to be filed. The Company anticipates that other former Laserlink.Net shareholders may assert claims against it seeking damages based on similar allegations. The ultimate outcome of these potential matters presently cannot be determined.

   The Company received a letter and a draft complaint seeking damages and injunctive relief from an attorney who claims to represent an institution holding some portion of the Company's public debt. The attorney claims that the client intends to file this complaint against the Company and/or its officers and directors if the Company does not either demonstrate that it has financing to take the Company to the point of profitability, or provide a plan to wind down operations. The Company has had some preliminary discussions with the attorney representing this institution. Their attorney has informed us that the institution has sold its position. Based on the claims asserted in the draft complaint, the Company believes any claim in this regard would be without merit. However, the outcome of any litigation is inherently uncertain, so the Company is unable to provide an evaluation of the ultimate outcome.

   Several creditors of BlueStar have threatened to file lawsuits against the Company to recover amounts owed by BlueStar. It is uncertain whether the Assignee or Chapter 7 Trustee will assert these claims. See Note 3. The Company believes that these assertions are without merit and that it would have strong defenses to any such legal action. However, the facts supporting these assertions are unclear and the outcome of litigation is inherently uncertain, so the ultimate outcome of these matters cannot presently be determined.

   An unfavorable outcome in any of the pending legal proceedings described above could have a material adverse effect on the Company's consolidated financial position and results of operations.

   The Company is also a party to a variety of other legal proceedings, as either plaintiff or defendant, and is engaged in other business disputes that arise in the ordinary course of its business. The Company's management believes these other matters will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations.

 Other Contingencies

   Covad's voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code could result in a default under an operating lease of certain vehicles. This operating lease had future minimum lease payments of

                        COVAD COMMUNICATIONS GROUP, INC.

                                  (Unaudited)

approximately $6.9 million remaining as of June 30, 2001 and is secured by two letters of credit that total $3.0 million. It is possible that this lessor will attempt to call these letters of credit as a result of Covad's voluntary petition. If this occurs, the Company expects the bank that issued the letters of credit to seek reimbursement of this amount from the Company.

   As of June 30, 2001, the Company had disputes with a number of telecommunications companies concerning the balances owed to them for collocation fees and certain network services. In the opinion of management, such disputes will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations. However, it is reasonably possible that estimates of the Company's collocation fee and network service obligations, as recorded in the accompanying condensed consolidated balance sheets, could change in the near term. In addition, the Company is engaged in a variety of negotiations, arbitrations and regulatory proceedings with multiple telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies' denial of physical central office space to the Company in certain central offices, the cost and delivery of central office space, the delivery of transmission facilities and telephone lines and other operational issues. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company's consolidated financial position and results of operations.

   As of June 30, 2001, the Company held a 6% equity interest in Dishnet DSL Limited ("Dishnet"), a privately held Indian telecommunications company. Dishnet currently has minimal cash resources and is seeking additional financing in order to continue as a going concern. Management of the Company believes (i) it is probable that Dishnet will be able to obtain the financing necessary for it to continue as a going concern and (ii) the carrying value of the Company's investment in Dishnet ($14.9 million as of June 30, 2001) is recoverable.

7. Subsequent Events

   On August 15, 2001, Covad filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. Holders of a majority in face amount or accreted value of Covad's bonds have agreed to support Covad's plan of reorganization that, if approved by the Bankruptcy Court, would extinguish all of Covad's bonds and provide all of the bondholders with a combination of cash and preferred stock. The cash portion would consist of $0.19 on the dollar for the face amount or the accreted value of both high-yield and convertible bonds. In addition, Covad would return all of the approximately $26.5 million in restricted cash and investments reserved for the holders of Covad's 12.5 percent bonds (of which $13.4 million was paid on August 15, 2001). Covad expects to pay a total of approximately $283.3 million to the bondholders under the plan of reorganization Covad intends to propose. The preferred stock would have a $100 million liquidation preference and would be convertible into approximately 15 percent of the Company outstanding common stock at the effective date of the plan of reorganization after certain adjustments to reflect certain outstanding options and warrants at that date. On a pro forma basis as of August 10, 2001, the preferred stock would be convertible into approximately 33 million common shares. If the Company secures additional funding, and subject to certain terms and conditions, it would have the right to convert the preferred stock to common stock. The preferred stock would also be convertible at any time at the preferred holders' option into the same amount of common shares. After the pay out to the bondholders, on a pro forma basis as of June 30, 2001, the Company would have approximately $250 million in cash, which the Company expects will fund its operations into the beginning of 2002. Covad plans to submit a plan of reorganization, which would establish its capital structure upon emergence from the reorganization. This plan will be subject to court approval after it has been voted on by the bondholders and other holders of claims against or interests in Covad that are impaired by the plan. Notably, under the Bankruptcy Code, the Plan may be approved by the Bankruptcy Court even absent approval of each class of claims or interests entitled to vote thereon, under certain conditions. If the plan described above is approved without substantial modification,, Covad would emerge with the retirement of all of its bond debt. Covad expects this process to be complete by January 2002.

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

   We believe we have the largest national DSL network in the United States, other than those owned by the traditional telephone companies, encompassing more than 1,700 operational central offices, which pass more than 40 million homes and businesses in 94 metropolitan statistical areas. As of June 30, 2001, we had 333,000 DSL based high speed access lines in service, and we have received orders for our services from more than 250 Internet Service Providers, enterprise and telecommunications carrier customers, including AT&T Corporation, XO Communications (formerly NEXTLINK Communications, Inc. and Concentric Network Corporation), Earthlink, Inc., UUNET Technologies (a WorldCom company) and Speakeasy.net, a privately owned company. As of June 30, 2001, we also provided dial-up Internet access service to over 340,000 customers through our Covad Integrated Services subsidiary.

   Since our inception, we have generated significant net losses and we continue to experience negative cash flow. As of June 30, 2001, we had an accumulated deficit of approximately $2.1 billion. We expect these losses and negative cash flow to continue at least into 2003, requiring us to obtain additional capital. Furthermore, a number of our ISP customers have become financially distressed and certain of them have filed for bankruptcy protection. In addition, we have limited cash reserves, and it is uncertain whether we can raise additional capital and continue as a going concern. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition, which could require a restructuring, sale or liquidation of the Company.

Chapter 11 Reorganization

   On August 15, 2001 (the "Petition Date"), Covad Communications Group, Inc. ("Covad") filed a voluntary petition for relief under Chapter 11 of the United States Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the District of Delaware. As of the Petition Date, Covad commenced operating its business and managing its properties as a debtor in possession.

   Covad's operating subsidiaries did not commence bankruptcy proceedings and the Company expects them to continue to operate in the ordinary course of business without any court-imposed restrictions.

   In the near future, Covad expects to file a Disclosure Statement (the "Disclosure Statement") and a Plan of Reorganization (the "Plan") with the Bankruptcy Court. The Disclosure Statement will summarize the Plan and contain information concerning, among other matters, the history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan as well as the anticipated organization and operation of reorganized Covad. The Disclosure Statement will also describe certain effects of Plan confirmation, certain risk factors associated with the Plan, the manner in which distributions will be made to our creditors under the Plan for all amounts that were owed to such parties on the Petition Date and the confirmation process and voting procedures that holders of claims in impaired classes must follow for their votes to be counted.

   Prior to the Petition Date, holders of a majority of the face amount or accreted value of our bonds agreed to support Covad's pre-negotiated Plan that, if approved by the Bankruptcy Court, would provide that their securities would be surrendered in exchange for a cash payment of $0.19 on the dollar for the face amount or the accreted value of their bonds and a pro rata portion of preferred stock with a $100 million liquidation preference. The preferred stock would have a $100 million liquidation preference and would be convertible into approximately 15 percent of our outstanding common stock at the effective date of the plan of reorganization after certain adjustments to reflect certain outstanding options and warrants at that date. On a pro forma basis as of August 10, 2001, the preferred stock would be convertible into approximately 33 million common shares. Under our forthcoming Plan, our existing shareholders would retain their stock, but would be diluted to the extent of the preferred stock (and underlying common stock upon the conversion thereof), the common stock issued to the plaintiffs in the securities litigation and any other stock issued in the Plan to any other creditor class.

   Upon securing additional funding, and subject to certain terms and conditions, we would have the right to convert some or all of preferred stock into common stock, and for each subsequent equal amount of funding, an equivalent amount of preferred stock to common stock could be converted. The preferred stock would also be convertible at any time at the preferred holders' option into the same amount of common shares.

   After the payout to the bondholders, on a pro forma basis as of June 30, 2001, we would have approximately $250 million in cash, which we expect will fund our operations into the beginning of 2002.

   Once the Plan and Disclosure Statement are filed with the Bankruptcy Court, they will be subject to a vote by the bondholders and certain other interests impaired by the Plan as well as court review and confirmation. While we anticipate filing the Plan and Disclosure Statement substantially as described herein, we anticipate filing certain amendments to the Plan and/or Disclosure Statement to, among other things, add and clarify certain terms of the Plan. We currently expect that our Chapter 11 restructuring proceeding should be complete by January 2002.

   Pursuant to the agreements with the bondholders, Covad has placed approximately $275 million in an escrow account that would be released to the bondholders if the plan were approved. Our agreements with the bondholders provide that this escrowed amount would also be released to the bondholders in certain other events, including: (1) if Covad does not file the Plan by September 15, 2001; (2) if Covad does not begin soliciting consents to the Plan by November 15, 2001; or (3) if the Plan is not in effect by January 15, 2002. This escrowed amount will be returned to Covad in certain events, including if the bondholders do not vote in favor of the Plan.

Nasdaq Delisting

   On July 19, 2001 we received a notification from the Nasdaq Listing Qualification Panel that we would no longer be listed on the Nasdaq National Market effective at market opening on July 20, 2001. The Nasdaq Listings Qualification Panel's decision is based on our failure to meet the requirements for continued listing. As of July 20, 2001, trading of our common stock began on the OTC Bulletin Board (OTCBB), a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter
(OTC) equity securities.

   As a consequence of our delisting, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of our common stock. In addition, our delisting will make our common stock substantially less attractive as collateral for margin and borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

   Our common stock has also become subject to regulation as a "penny stock." The Securities and Exchange Commission (the "SEC") has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. Since our common stock is no longer listed on the Nasdaq National Market and no other exception applies, our common stock may be subject to the SEC's Penny Stock Rules, Rules 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

   Consequently, the penny stock rules may restrict the ability of broker-dealers to buy or sell our securities and may affect the ability of holders to buy or sell our securities in the secondary market and the price at which such holders can buy or sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who buy or sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer.

Other Matters

   On June 25, 2001 we announced that our subsidiary, BlueStar Communications Group, Inc. and BlueStar's operating subsidiaries, executed Assignments for the Benefit of Creditors (the "Assignment"). The purpose of the Assignment is to shut down the BlueStar network, provide an orderly dissolution of BlueStar's operations and provide for a transition of its customer lines. BlueStar Communications Group, Inc, our subsidiary, was acquired by us in September 2000 and, through its operating companies, has been engaged in direct sales of high-speed Internet access and related services. Covad Communications Group, Inc. and its other operating subsidiaries are unaffected by the BlueStar action and will continue to operate in the normal course of business. The Assignment eliminates the cost of maintaining the BlueStar operations. As a result, we anticipate that this will reduce our operating costs by approximately $75 million over the next year.

   On August 2, 2001, we announced changes in our financial management team. On an interim basis, our financial matters will be overseen by a quadriad of finance vice presidents. They are Joseph Le Chevallier, corporate controller, Christine Morris, treasurer, Mary Kay Runyan, corporate services and Rob Stamer, financial operations. Our current executive vice president and Chief Financial Officer, Mark Perry, has resigned and we are currently conducting a search for a permanent Chief Financial Officer through Egon Zehnder, an executive search firm.

Results of Operations

 Three Months and Six Months Ended June 30, 2001 and 2000

Revenues, net

   Revenues, net for the three months ended June 30, 2001 were $87.1 million. This represents an increase of $41.4 million, or 90.6%, when compared to $45.7 million for the three months ended June 30, 2000. Revenues, net for the six months ended June 30, 2001 were $158.3 million. This represents an increase of $84.2 million, or 113.6%, when compared to $74.1 million for the six months ended June 30, 2000. The increase in net revenues is primarily attributable to a 141% year-over-year growth in the number of subscribers on our network. Revenues for the three and six months ended June 30, 2000 have been determined on a pro forma basis as if our subsidiaries, Laserlink.Net, which is now doing business as Covad Integrated Services ("CIS") and BlueStar Communications Group, Inc., had been acquired by us on January 1, 2000.

   We have over 250 wholesale customers. For the three and six months ended June 30, 2001, our 35 largest wholesale customers collectively comprised 88.0% and 87.4% of our wholesale net revenues, and 72.6% and 72.0%, respectively, of our total net revenues. As of June 30, 2001, receivables from these customers collectively comprised 80.9% of our gross accounts receivable balance.

   For the three months ended June 30, 2001, one customer accounted individually for 16.7%, of our total net revenues. For the six months ended June 30, 2001, two customers accounted individually for 16.2%, and 10.4%, respectively, of our total net revenues. As of June 30, 2001, receivables from these customers comprised 7.5%, and 4.1%, respectively, of the gross accounts receivable balance. We had one significant customer for the three and six months ended June 30, 2000, that accounted for 10.2% and 10.0%, respectively, of our total net revenues.

   Wholesale revenues are derived from broadband communications services sold primarily to ISP customers and to a lesser extent enterprise and telecommunications companies. For the three months ended June 30, 2001, revenues from our wholesale segment were $71.8 million. This represents an increase of $34.1 million, or 90.4%, when compared to $37.7 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, revenues from our wholesale segment were $130.5 million. This represents an increase of $72.7 million, or 125.6%, when compared to $57.8 million for the six months ended June 30, 2000. Our subscriber growth was the primarily driver contributing to the increase. However, due to financial difficulties experienced by an increasing number of our ISP customers, we did not recognize revenues of $8.0 million that were billed to these customers during the three months ended June 30, 2001 and $27.4 million for the six months ended June 30, 2001. The corresponding amount in the first quarter of 2001 was $19.4 million.

   We acquired Laserlink.Net, which is now doing business as CIS, on March 20, 2000. Revenues from CIS are derived from sales of Internet access services to corporations and other organizations that resell these services to consumer and business end users. For the three and six months ended June 30, 2001, CIS revenues were $8.9 million and $15.8 million, respectively. For the three and six months ended, June 30, 2000, CIS contributed revenue of $5.6 million and $6.2 million, respectively. CIS revenue comes primarily from two subscriber services, dial-up and DSL. Revenue growth is expected in the future from increased subscribers for Virtual Internet Service Provider (VISP) services and Virtual Broadband Subscriber Provider (VBSP) services.

   We acquired BlueStar (also known as Covad Business Services (CBS)) on September 22, 2000. On June 25, 2001, BlueStar executed an assignment for the benefit of its creditors and, from that date we stopped recognizing the results of BlueStar's operations in our condensed consolidated financial statements. CBS derived revenue from the sale of broadband communications and Internet services to small and medium-sized business in smaller markets primarily in the southeastern United States. CBS revenue for the three and six months ended June 30, 2001 was $6.4 million and $12.0 million, respectively. Revenues for the three and six months ended June 30, 2001 do not include CBS revenues for June 25 through June 30. BlueStar was not part of our operations during the same periods in 2000.

   As of June 30, 2001, approximately 51% of our lines were business lines and 49% were consumer lines. Our consumer grade services have lower prices and significantly lower profit margins than our business grade services. Going forward we expect the percentage of our revenues which we derive from our consumer services to increase. The increase in consumer lines may negatively impact our operating margins.

   Given the perceived uncertainties in the marketplace regarding Covad's recent bankruptcy filing and the deconsolidation and closure of our BlueStar subsidiary, we expect little to no growth in revenues during the third quarter of 2001 in comparison to the second quarter of 2001.

Network and Product Costs

   We recorded network and product costs of $121.4 million for the three months ended June 30, 2001. This represents an increase of $32.5 million, or 37%, when compared to $88.9 million for the three months ended June 30, 2000. For the six months period ended June 30, 2001 we recorded network and product costs of $256.6 million. This represents an increase of $101.7 million, or 66%, when compared to $154.9 million for the six months ended June 30, 2000. This increase is primarily attributable to the increased orders resulting from our sales and marketing efforts and the expansion of our network to accommodate the increased traffic. For the three and six months ended June 30, 2001, CIS network and product costs were included in Covad's consolidated results, increasing costs by $8.8 million, and $16.6 million, respectively. For the three and six months ended June 30, 2000, CIS network and product costs were included in Covad's consolidated results, increasing costs by $2.7 million, and $2.9 million, respectively. BlueStar contributed $15.7 million and $34.6 million in network and product costs for the three and six months ended June 30, 2001, respectively. Beginning on June 25, 2001, we stopped recording network and product costs associated with BlueStar's operations. BlueStar was not part of Covad's operations during the same periods in 2000. We expect network and product costs to increase in future periods due to expected increased subscribers.

   We continued to execute on several initiatives that were launched during the first quarter of 2001 to reduce our network and product costs. These initiatives are focused on improving the efficiency of our consumer service offering. The three initiatives are line sharing, "access only" and self-installation. Line sharing allows us to provision DSL service over the same copper wire that delivers an end users' voice telephone service. Line-shared loops are leased by us at a significantly lower rate from the incumbent local exchange carriers (ILECs) than a dedicated second line. For the three months ended June 30, 2001, substantially all of our consumer orders were provisioned over line-shared lines. In addition to the lower cost of line-shared lines, the time to provision and deliver a line-shared order is less than the time required for a non-line-shared order. "Access only" is another method of delivering our service, but it limits our service only to the connection of the end user to the broadband loop via a line-shared-line. Our customer provides the end user customer premise equipment and any assistance needed for the set up of the service. For the three months ended, June 30, 2001, over 75% of our consumer orders were "access only." This means we can maintain a lower inventory of customer premise equipment, and it also eliminates the cost of a truck roll to the end user's premise for installation. The third consumer service initiative launched during the first quarter of 2001 was self-installation. By providing a self-installation kit to the end user through the mail, we typically eliminate the cost of a truck roll to the end user's premise and shorten the amount of time required for service delivery. For the three months ended June 30, 2001, approximately 90% of our consumer orders were completed using a self-installation kit.

Sales, Marketing, General and Administrative Expenses

   Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team and sales commissions. Sales, marketing, general and administrative expenses were $63.3 million and $64.9 million for the three months ended June 30, 2001 and 2000, and $126.1 million and $117.7 million for the six months ended June 30, 2001 and 2000, respectively. This increase in sales, marketing, general and administrative expense is attributable principally to the increase in resources necessary to support the growth in subscribers, coupled with accounting and litigation expenses. In addition, for the three and six months ended June 30, 2001, sales, marketing and general and administrative expenses include the CIS business segment expenses of $3.5 million and $6.7 million, respectively. For the three and six months ended June 30, 2000, sales, marketing and general and administrative expenses of $2.2 million and $2.5 million from the CIS business segment were included in our operating results. BlueStar contributed $4.4 million and $11.7 million in sales, marketing, general and administrative expenses for the three and six months ended June 30, 2001, respectively. Beginning on June 25, 2001, we stopped recording sales, marketing, general and administrative expenses associated with BlueStar's operations.

BlueStar was not part of Covad's operations during the same periods in 2000. Sales, marketing, general and administrative expenses are expected to increase in line with the expected expansion of our business.

Provision for Bad Debts

   We recorded bad debt expense of $1.2 million for the three months ended June 30, 2001 as compared to $1.8 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, we recorded a net bad debt recovery of $3.0 million, as compared to a bad debt expense of $3.6 million for the six months ended June 30, 2000. The bad debt recovery recorded during the first six months of 2001 relates to the collection of certain balances from our financially distressed partners that were reserved in previous periods through charges to expense.

Depreciation and Amortization

   Depreciation and amortization includes:

  .  depreciation of network costs and related equipment;

  .  depreciation of information systems, furniture and fixtures;

  . amortization of improvements to central offices, regional data centers, network operations center facilities and corporate facilities;

  .  amortization of capitalized software costs; and

  .  amortization of intangible assets.

   Depreciation and amortization were approximately $37.9 million and $75.3 million for the three and six months ended June 30, 2001, respectively, and $40.3 million and $55.1 million for the three and six months ended June 30, 2000, respectively. The increase was due partially to the increase in equipment and facilities placed in service after the quarter ended June 30, 2000, net of any subsequent impairment write-downs. In addition, effective January 1, 2001, we reduced the remaining estimated useful lives of all long-lived assets, excluding buildings and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased our depreciation and amortization expense and net loss by $3.0 million ($0.02 per share) for the three months ended June 30, 2001 and $6.3 million ($0.04 per share) for the six months ended June 30, 2001.

Restructuring of Operations

   In connection with the restructuring plan we announced in December 2000, we recorded a charge to operations of $5.0 million during the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months and six months ended June 30, 2001, we paid severance benefits of approximately $0.9 million and $3.8 million, respectively, which were charged against the restructuring liability. No restructuring expenses were recognized during the three and six months ended June 30, 2000.

   Results of operations for the three months and six months ended June 30, 2001 include restructuring expenses of approximately $1.0 million and $15.8, respectively, for collocation and building lease termination costs that met the requirements for accrual during these periods. We continue to consider whether additional restructuring is necessary, and we may incur additional expenses related to further restructuring activities in future periods.

   On June 25, 2001, we announced that BlueStar had executed an assignment for the benefit of its creditors. The expected results from this action are to reduce costs by approximately $75.0 million over the next twelve months. As part of this transaction, we have stopped recording BlueStar's assets and liabilities in our consolidated financial statements, resulting in the recording of a net deferred gain of $55.5 million in our condensed consolidated balance sheet as of June 30, 2001. During the three months ended June 30, 2001, we recognized additional restructuring expenses of $4.4 million consisting primarily of BlueStar severance benefits, legal and other professional fees.

Long-Lived Asset Impairment

   During the three months ended June 30, 2001, we recorded a charge of $2.2 million relating to the write-off of certain goodwill associated with our BlueStar subsidiary.

Loss from Operations

   Loss from operations for the three months ended June 30, 2001 was $141.8 million and loss from operations for the three months ended June 30, 2000 was $152.7 million. Loss from operations for the six months ended June 30, 2001 and June 30, 2000 were $316.6 million and $271.0 million, respectively. For the three and six months ended June 30, 2001, loss from operations included losses of $4.0 million and $8.6 million, respectively, from the CIS business segment. For the three and six months ended June 30, 2000, loss from operations included income of $0.2 million and $0.3 million, respectively, from the CIS business segment. BlueStar contributed losses of $14.7 million and $42.3 million to the loss from operations for the three and six months ended June 30, 2001, respectively. Beginning on June 25, 2001, we stopped including BlueStar's operations in our consolidated operating results due to the assignment for the benefit of creditors executed by BlueStar on such date. BlueStar was not part of Covad's operations during the same periods in 2000. We do expect continued improvement in our loss from operations due to the closure of our BlueStar subsidiary and our continued efforts to control costs.

Interest Income and Expense, Net

   Interest income and expense, net consists primarily of interest income on our cash, cash equivalents and short-term investment balances and interest expense associated with our debt. Net interest expense for the three and six months ended June 30, 2001, was $30.4 million and $56.0 million, while net interest expense for the three and six months ended June 30, 2000, was $12.5 million and $20.8 million, respectively. Net interest expense during the period ending June 30, 2001 consisted primarily of accreted interest expense on our 13.5% senior discount notes due 2008 issued in March 1998, our 12.5% senior notes due 2009 issued in February 1999, our 12% senior notes due 2010 issued in January 2000, our 6% senior convertible notes due 2005 issued in September 2000 and capital lease obligations. Net interest expense was partially offset by interest income earned on cash balances on hand during the period. We expect net interest expense to decrease in future periods as a result of the voluntary Chapter 11 filing on August 15, 2001.

Investment Gains and Losses

   We recorded a net loss on investments for the three months ended June 30, 2001 of $3.7 million. This included a net realized loss on short-term investments and investments in unconsolidated affiliates of $0.3 million and our equity in the losses of unconsolidated affiliates of $3.4 million. We recognized a net investment gain for the three months ended June 30, 2000 of $12.2 million. For the six months ended June 30, 2001, we recorded a net loss on investments of $1.9 million. This included a realized gain on short-term investments of $6.0 million, our equity in the losses of unconsolidated affiliates of $6.6 million and the recognition of other than temporary losses on short-term investments of $1.3 million. We recognized a net investment gain of $11.8 million for the six months ended June 30, 2000.

Income Taxes

   We made no provision for income taxes because we operated at a loss during all periods presented.

New Accounting Pronouncements

   We adopted statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on our consolidated financial statements as of and for the three and six months ended June 30, 2001.

   During the fourth quarter of 2000, retroactive to January 1, 2000, we changed our method of accounting for up-front fees associated with DSL service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle resulted in a charge to operations of $9.2 million, which is included in net loss for the six months ended June 30, 2000. For the three months ended June 30, 2001 and 2000, we recognized $3.7 million and $7.9 million, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the three months ended June 30, 2001 and 2000 was to decrease net loss by $.9 million and $2.1 million, respectively, during these periods. For the six months ended June 30, 2001 and 2000, we recognized $4.7 million and $9.5 million, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the six months ended June 30, 2001 and 2000 was to decrease net loss by $1.1 million and $2.3 million, respectively, during these periods.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The company is required to adopt SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact, if any, that Statements Nos. 141 and 142 will have on its condensed consolidated financial statements.

Liquidity and Capital Resources

   Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the design, creation, implementation and maintenance of our operational support system, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $7.7 million for the three months ended June 30, 2001 and $18.4 million for the six months ended June 30, 2001. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be less in future periods while capital expenditures related to the addition of subscribers in existing regions will increase proportionately to the number of new subscribers that we add.

   From our inception through June 30, 2001, we financed our operations primarily through private placements of $220.6 million of equity securities, $1,231.4 million in net proceeds raised from the issuance of notes, and $719 million in net proceeds raised from public equity offerings. As of June 30, 2001, we had an accumulated deficit of $2,063.3 million, and cash, cash equivalents, and short-term investments of $524.4 million.

   Net cash used in our operating activities was $343.4 million for the six months ended June 30, 2001. The net cash used for operating activities during this period was primarily due to net losses of $374.0 million, decreases in accounts payable and other current liabilities of $47.1 million, offset by non-cash expenses of $77.7 million.

   Net cash provided by our investing activities was $88.5 million for the six months ended June 30, 2001. The net cash provided by investing activities during this period was primarily due to the net proceeds received from the sale and maturities of short-term investments, partially offset by the purchase of short-term investments.

   Net cash used by financing activities for the six months ended June 30, 2001 was $7.8 million, which was primarily due to principal payments on certain long-term obligations offset by proceeds from the issuance of our common stock. In light of Covad's recent filing under Chapter 11, Covad did not make its August 15, 2001 payment on one of its bonds and Covad does not currently plan to make these payments.

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

  .  pending litigation;

  .  existing and future technology;

  . Covad's ability to obtain court approval of Covad's Chapter 11 restructuring plan;

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

   We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures into the second quarter of 2002. If we are able to obtain court approval of our Chapter 11 restructuring plan and we make the payments described in that plan to the bondholders, we believe that our cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs until early 2002. Obtaining additional financing will be a necessary part of our overall restructuring plan. An adverse judgment in any of the pending litigation, the continued deterioration of the ability of our customers to pay for our services or other adverse business, legal, regulatory or legislative developments would accelerate the time at which we would need additional capital. If necessary, we will develop a contingency plan to address any material adverse developments arising in the securities and noteholder litigation. We also recognize that we will be required to raise this additional capital at times and in amounts that are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition, which could require a restructuring, sale or liquidation of the Company.

Risk Factors

   The following is a non-exclusive summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to "Part I. Item 1. Business--Risk Factors," found in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on May 24, 2001.

  . Covad's Chapter 11 restructuring Plan may not be timely or fully approved by the bankruptcy court which may require us to sell or liquidate the Company which would result in our ceasing to be a public company and the total loss of value for our current stockholders.

  . Covad's Chapter 11 restructuring proceeding could be converted into a Chapter 7 liquidation proceeding and we could be forced to cease operations and liquidate our assets.

  . The Bankruptcy Court could approve a plan of reorganization other than that proposed by Covad.

  . Our operating subsidiaries may also be forced into bankruptcy proceedings.

  . Covad's Chapter 11 restructuring proceeding may have an adverse effect on the financial results of the Company. For example:

    .  we may be unable to attract and retain qualified employees;

    .  our limited management resources will be strained;

    . our current customers may reduce the number of orders they provide us with or disconnect our existing end-users;

    . prospective customers may be unwilling to enter into agreements to purchase our services;

    . our current vendors may attempt to cancel their contracts with us, which would limit our supply of goods and services that we require to operate, or they may refuse to ship to us on credit and require advance payment; and

    . prospective vendors may refuse to do business with us or may require prepayments by us on terms that are unacceptable.

  . Even if Covad's Plan is approved by the Bankruptcy Court, we estimate that we will need to obtain as much as $200 million in additional funding to sustain operations until the time we presently expect to become cash flow positive.

  . If Covad fails to file its plan of reorganization by September 15, 2001 or fails to begin soliciting consents to its plan of reorganization by November 15, 2001, or if its plan of reorganization is not approved by January 15, 2002, Covad's agreements with the bondholders provide that the $257 million it has placed in escrow for the bondholders will be released to the bondholders and they may retain their claims for the remaining amounts owed on their bonds. If this occurs, it is probable that we will be forced to liquidate the Company.

  . Covad's Chapter 11 proceeding may make us less attractive to prospective investors.

  . We have been delisted from the Nasdaq National Market and we are now regulated as a "penny stock" and subject to the SEC's Penny Stock Rules 15g-1 through 15g-9 which, among other things, restrict the ability of broker-dealers to buy or sell our securities and may affect the ability of holders to buy or sell our securities in the secondary market and the price at which such holders can buy or sell our securities.

  . Our delisting by the Nasdaq National Market may result in our stock being less attractive to investors.

  . Our delisting by the Nasdaq National Market may make it more difficult for us to raise the additional capital that we need to become cash-flow positive.

  .  Our ability to continue as a "going concern" is uncertain.

  . Our leverage is substantial and may increase, making it more difficult to respond to changing business conditions.

  . Our rapid growth exacerbated weaknesses in our internal controls, which the Company is currently addressing.

  . We must raise additional capital under very difficult market conditions in order to continue our growth and maintain current operations.

  . Our business will suffer in a variety of ways unless economic and financial market conditions improve.

  . The financial uncertainty of the DSL industry is reducing the number of orders we receive.

  . Our failure to manage our growth effectively may hurt our ability to achieve profitability and positive cash flow from our operations.

  . We are dependent on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

  . We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations.

  . We will require a significant amount of cash to service our indebtedness, subject to the outcome of Covad's Chapter 11 restructuring plan.

  .  Our ability to generate cash depends on many factors beyond our control.

  . We rely upon distributions from our subsidiaries, excluding BlueStar, to service our indebtedness and our indebtedness is effectively subordinated to the indebtedness of our subsidiaries.

  . The price of our common stock may fluctuate significantly, which may result in losses for investors.

  . Future sales or issuance of our common stock may depress our stock price.

  . Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indentures, our Stockholder Protection Rights Agreement and our change in control severance arrangements could prevent a change in control.

  . We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

  . The markets we face are highly competitive and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

  . Our business is difficult to evaluate because we have a limited operating history.

  . We cannot predict whether we will be successful because our business strategy is largely unproven.

  .  We have a history of losses and expect losses in the future.

  . Our operating results are likely to fluctuate in future periods and may fail to meet expectations of securities analysts and investors.

  . Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

  . Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes.

  . Challenges in obtaining space for our equipment on premises owned by the traditional local telephone companies harm our business.

  . The failure of traditional telephone companies to adequately provide transmission facilities and provision telephone wires is likely to impair our ability to install lines and adversely affect our growth rate.

  . Challenges in obtaining the overall cooperation of the traditional telephone companies harm our business.

  . Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

  . Our success depends on our retention of certain key personnel, our ability to hire additional personnel and the maintenance of good labor relations.

  . We depend on a limited number of third parties for equipment supply, service and installation.

  . We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

  . The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use.

  .  A system failure could delay or interrupt service to our customers.

  . A breach of network security could delay or interrupt service to our customers.

  . Interference in the traditional telephone companies copper plant could degrade the performance of our services.

  . Out intellectual property protection may be inadequate to protect our proprietary rights.

  . We must comply with federal and state tax and other surcharges on our service, the levels of which are uncertain.

Forward Looking Statements

   The discussions set forth below and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are identified by the use of such terminology as "believes," "expects," "may," "should," "anticipates," "plans," "estimates," and "intends," or derivations or negatives thereof or comparable terminology. Accordingly, such statements involve risks (known and unknown) and uncertainties. Examples of such forward-looking statements include but are not limited to:

  . Covad's ability to obtain timely and full Bankruptcy Court approval of Covad's Chapter 11 restructuring plan;

  . our ability to finalize the settlement agreement in the securities litigation;

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

  . expectations regarding the time frames, rates, terms and conditions for implementing new services;

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

   All written and oral forward-looking statements made in connection with this report on Form 10-Q that are attributable to us or persons acting on our behalf are based on information available to the Company on the date hereof and expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on May 24, 2001. We disclaim any obligation to update information contained in any forward-looking statement.

Item 3. Market Risk

Quantitative and Qualitative Disclosures about Market Risk

   Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness as of June 30, 2001, including our 13 1/2% senior discount notes due 2008, our 12 1/2% senior notes due 2009, our 12% senior notes due 2010 and our 6% convertible notes due 2005 is fixed-rate debt.

                        COVAD COMMUNICATIONS GROUP, INC.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   Purchasers of the Company's common stock and purchasers of the convertible notes issued by the Company on September 19, 2000 have filed complaints, on behalf of themselves and alleged classes of stockholders and holders of convertible notes, against the Company and certain present and former officers of the Company in the United States District Court, Northern District of California. The complaints have been consolidated. The consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company's securities, including those who purchased common stock and those who purchased the Company's convertible notes during the periods from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. On August 13, 2001, the Company announced it has signed a memorandum of understanding with the lead plaintiffs in this litigation that tentatively resolves the litigation. Under this agreement, Covad would contribute shares equal to 3 1/2% of the Company's fully-diluted common stock on August 10, 2001. The Company's insurance carriers will fund the cash portion of the settlement. Final settlement is contingent on negotiation and execution of a final agreement and court approvals.

   In addition, six purchasers of the convertible notes that the Company sold on September 19, 2000, have filed complaints against the Company and two of its former officers in the Superior Court of the State of California for the County of Santa Clara. The complaints have been consolidated. The complaints allege fraud and deceit, negligence and violations of state securities laws. The relief sought includes rescission of the plaintiffs' alleged purchases of approximately $142 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages, and attorneys' fees. However, the Company believes the convertible notes were legally and validly issued. Two of these purchasers allegedly holding $48 million in aggregate principal amount of the convertible notes have dismissed their complaints without prejudice. On June 11, 2001, the four remaining plaintiffs filed a motion for summary adjudication of particular issues and applications for writs of attachment of the purchase price of their convertible notes (aggregating approximately $100 million as of March 31, 2001). On June 21, 2001, defendants filed a motion for summary adjudication of one of plaintiffs' claims under state securities laws. On July 20, 2001, the court issued an order denying in part and granting in part plaintiffs' motion for summary adjudication, denying plaintiffs' applications for writs of attachment, and denying in part and granting in part defendants' motion for summary adjudication. Although the Company believes it has strong defenses in these lawsuits, the ultimate outcome of this litigation cannot presently be determined.

   Several stockholders have filed complaints, on behalf of themselves and purported classes of shareholders, against the Company and several former and current officers and directors in addition to some of the Company's underwriters in the United States District Court for the Southern District of New York. These lawsuits are so-called "IPO allocation" cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. Plaintiffs' counsel claim that the Company and others failed to disclose the arrangements that some of the Company's underwriters purportedly made with certain investors. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are at an early stage, the Company is unable to provide an evaluation of the ultimate outcome of the litigation.

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

   The Company received a letter and a draft complaint seeking damages and injunctive relief from an attorney who claims to represent an institution holding some portion of our public debt. The attorney claims that the client intends to file this complaint against the Company and/or its officers and directors if the Company does not either demonstrate that it has financing to take the company to the point of profitability, or provide a plan to wind down operations. We have had some preliminary discussions with the attorney representing this institution. Their attorney has informed us that the institution has sold its position. Based on the claims asserted in the draft complaint, we believe any claim in this regard would be without merit. However, the outcome of any litigation is inherently uncertain, so we are unable to provide an evaluation of the ultimate outcome.

   In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit. We also recently filed a lawsuit against BellSouth Corporation and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing antitrust and other claims in this lawsuit arising out of BellSouth's conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. Both BellSouth and Verizon have asked the courts to dismiss Covad's cases on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech, which dismissed a consumer antitrust class action against Ameritech. We opposed the BellSouth and Verizon motions. The Georgia court recently granted in part BellSouth's motion and dismissed some of the Company's antitrust claims and breach of contract claims. We have filed a motion seeking to appeal the court's ruling. To date, the District of Columbia court has not ruled on Bell Atlantic's motion. We cannot predict the outcome of this motion.

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

   In addition, Verizon has separately filed suit against us in the United States District Court for the Eastern District of Virginia, asserting infringement of a patent issued to them in September 1998 entitled "Variable Rate and Variable Mode Transmission System." However, on February 18, 2000 the court issued a summary judgement ruling holding that we had not infringed Verizon's patent. That decision was recently upheld by the United States Court of Appeals for the Federal Circuit.

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

   Numerous former shareholders of Laserlink.Net, Inc. have threatened to file complaints against the Company and two of its former officers and have provided three draft complaints seeking damages. Their allegations arise out of claims that the Company failed to timely register shares of the Company that they received in exchange for their Laserlink.Net shares and thereafter failed to maintain such registration, that the Company made fraudulent representations in connection with the acquisition, and that certain shares were not timely delivered out of escrow. The Company is unable to determine at present the amount of any liability to the Company that would result were such claims to be filed. The Company anticipates that other former Laserlink.Net shareholders may assert claims against it seeking damages based on similar allegations. The ultimate outcome of these potential matters presently cannot be determined.

   Several creditors of BlueStar Communications Group, Inc. and its subsidiaries have threatened to file lawsuits against the Company to recover amounts owed by BlueStar and its subsidiaries. We believe that these assertions are without merit and that we would have strong defenses to any such legal action. However, the facts supporting these assertions are unclear and the outcome of litigation is inherently uncertain, so the ultimate outcome of these matters cannot presently be determined.

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

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

   As a result of the commencement of Covad's voluntary petition for relief under Chapter 11, described above, Covad is currently in default on $1.35 billion in face amount or accreted value of such high yield indebtedness detailed as follows:

      $208,700,000 13.5% senior discount notes due 2008
      $215,000,000 12.5% senior notes due 2009
      $425,000,000 12.0% senior notes due 2010
      $500,000,000 6.0% convertible notes due 2005

   In addition, on August 15, 2001, as a result of its decision to seek reorganization under the bankruptcy laws through a voluntary Chapter 11 filing, Covad failed to make a $25.5 million interest payment due under the terms of a senior notes indenture governing the 12.0% senior notes due 2010. The Chapter 11 filing caused a default under substantially all of the Company's debt agreements, including leases.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits:

 Exhibit
 Number  Description
 ------- -----------
 10.1    Form of Agreement Concerning Voting between Covad Communications
         Group, Inc. and certain holders of any of Covad's 13.5% Senior Notes due 2008, 12.5% Senior Notes due 2009, 12% Senior Notes due 2010, and
         6.0% Convertible Notes due 2005.

   b. Reports on Form 8-K

 No reports on Form 8-K were filed by the Company during the quarter ended June
                                   30, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COVAD COMMUNICATIONS GROUP, INC.

                                                /s/ Charles E. Hoffman
Date: August 20, 2001                     By: _________________________________
                                                    Charles E. Hoffman
                                                 President, Chief Executive
                                                    Officer and Director

Date: August 20, 2001                           /s/ Joseph Le Chevallier
                                          By: _________________________________
                                                   Joseph Le Chevallier
                                               Vice President and Controller
                                                 (Chief Accounting Officer)