Form 10-Q
period 2001-09-30
COVAD COMMUNICATIONS GROUP INC
filed 2001-11-14
CIK 1043769

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                        Commission file number: 000-25271

                               ------------------

                        COVAD COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of November 9, 2001 there were 178,989,366 shares outstanding of the Registrant's Common Stock, including Class B Common Stock.

================================================================================

                        COVAD COMMUNICATIONS GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page

                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).............. 3

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND
         DECEMBER 31, 2000.....................................................3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.....................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED SEPTEMBER 30, 2001 AND 2000..............................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................19

ITEM 3   MARKET RISK..........................................................32

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................33

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................35

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................35

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................35

ITEM 5.  OTHER INFORMATION....................................................35

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................35

SIGNATURE.....................................................................36

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                        COVAD COMMUNICATIONS GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)

                                                                                      September 30,       December 31,
                                                                                          2001                2000
                                                                                      -------------       ------------
                                                                                       (Unaudited)        (See Note 1)
                                              ASSETS
                                              ------
Current assets:
    Cash and cash equivalents ..................................................       $   145,311        $   558,440
    Short-term investments .....................................................            59,788            311,394
    Restricted cash and investments ............................................           271,744             27,748
    Accounts receivable, net of allowances of $11,418 at
      September 30, 2001 ($13,864 at  December 31, 2000) .......................            29,555             26,877
    Unbilled revenue ...........................................................             6,490              7,246
    Other receivables ..........................................................             2,434              6,389
    Inventories ................................................................             8,509             14,221
    Prepaid expenses and other current assets                                                7,948              5,884
                                                                                       -----------        -----------
        Total current assets ...................................................           531,779            958,199
Property and equipment, net ....................................................           261,323            338,409
Intangible assets, net .........................................................            55,612             74,888
Restricted investments .........................................................                --             12,722
Investments in unconsolidated affiliates .......................................             7,501             30,347
Deferred costs of service activation ...........................................            61,869             52,831
Deferred debt issuance costs ...................................................            33,359             36,890
Other long-term assets .........................................................             5,498              7,199
                                                                                       -----------        -----------
        Total assets ...........................................................       $   956,941        $ 1,511,485
                                                                                       ===========        ===========

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
                               -------------------------------------
Current liabilities:
    Accounts payable ...........................................................       $    20,730        $    72,896
    Accrued collocation and network service fees ...............................            25,593             39,910
    Accrued interest ...........................................................                --             38,706
    Accrued market development funds and customer incentives ...................               484             13,860
    Accrued restructuring expenses .............................................             5,027              3,980
    Current portion of long-term debt ..........................................                --             43,735
    Current portion of capital lease obligations ...............................                14              2,566
    Other accrued liabilities ..................................................            47,970             64,203
    Prepetition liabilities subject to compromise, net of discount of $9,497
      at September 30, 2001 ....................................................         1,410,013                 --
    Postpetition liabilities ...................................................            14,670                 --
                                                                                       -----------        -----------
        Total current liabilities ..............................................         1,524,501            279,856
Long-term debt, net of discount of $10,227 at December 31, 2000 ................                --          1,324,704
Long-term portion of capital lease obligations .................................                --              3,668
Deferred gain resulting from deconsolidation of subsidiary .....................            55,332                 --
Unearned revenue and other .....................................................            70,404             85,920
                                                                                       -----------        -----------
        Total liabilities ......................................................         1,650,237          1,694,148
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares
      issued and outstanding at September 30, 2001 and December 31, 2000 .......                --                 --
    Common Stock, $0.001 par value; 590,000,000 shares authorized; 177,818,753 shares issued and outstanding at September 30, 2001 (171,937,452 shares
      issued and outstanding at December 31, 2000) .............................               178                172
    Common Stock--Class B, $0.001 par value; 10,000,000 shares authorized;
      no shares issued and outstanding at September 30, 2001
      and December 31, 2000 ....................................................                --                 --
    Additional paid-in capital .................................................         1,512,187          1,509,365
    Deferred stock-based compensation ..........................................              (367)            (3,067)
    Notes receivable from stockholders .........................................                --               (423)
    Accumulated other comprehensive income (loss) ..............................            (2,282)               556
    Accumulated deficit ........................................................        (2,203,012)        (1,689,266)
                                                                                       -----------        -----------
        Total stockholders' deficit ............................................          (693,296)          (182,663)
                                                                                       -----------        -----------
        Total liabilities and stockholders' deficit ............................       $   956,941        $ 1,511,485
                                                                                       ===========        ===========

                             See accompanying notes.

                        COVAD COMMUNICATIONS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                Three months ended September 30,  Nine months ended September 30,
                                                                --------------------------------  -------------------------------
                                                                      2001          2000                2001            2000
                                                                  ------------  ------------        -------------  -------------
Revenues, net ..................................................  $     84,784  $     39,523        $     243,128    $   103,517
Operating expenses:
     Network and product costs .................................       103,290       129,818              359,896        284,717
     Sales, marketing, general and administrative ..............        48,508        89,311              174,603        206,985
     Provision for bad debts ...................................         3,572         2,201                  523          5,829
     Depreciation and amortization of property and equipment ...        36,092        23,864              103,796         53,395
     Amortization of intangible assets .........................         1,763        23,375                9,333         48,942
     Write-off of in-process research and development costs ....            --            --                   --          3,726
     Provision for restructuring expenses ......................          (130)           --               17,617             --
     Provision for long-lived asset impairment .................          (241)           --                1,989             --
                                                                  ------------  ------------        -------------  -------------
          Total operating expenses .............................       192,854       268,569              667,757        603,594
                                                                  ------------  ------------        -------------  -------------
Loss from operations ...........................................      (108,070)     (229,046)            (424,629)      (500,077)
Other income (expense):
     Interest income ...........................................         5,063        10,828               23,290         36,999
     Realized gain  on short-term investments ..................            75            --                5,912         13,466
     Other than temporary losses on short-term investments .....            --            --               (1,311)            --
     Provision for impairment of investment in
       unconsolidated affiliates ...............................        (9,467)           --               (9,467)            --
     Equity in losses of unconsolidated affiliates .............        (5,011)       (1,749)             (11,626)        (3,426)
     Gain on disposal of investment in
       unconsolidated affiliate ................................            --            --                  178             --
     Interest expense (Contractual interest expense was
        $36,169 and $110,415 for the three and nine
        months ended Sept 30, 2001, respectively) ..............       (18,345)      (26,377)             (92,591)       (73,337)
     Miscellaneous income (expense), net .......................           (98)           --                  394             --
     Reorganization expenses, net ..............................        (3,896)           --               (3,896)            --
                                                                  ------------  ------------        -------------  -------------
     Other income (expense), net ...............................       (31,679)      (17,298)             (89,117)       (26,298)
                                                                  ------------  ------------        -------------  -------------
Loss before cumulative effect of change
  in accounting principle ......................................      (139,749)     (246,344)            (513,746)      (526,375)
Cumulative effect of change in accounting principle ............            --            --                   --         (9,249)
                                                                  ------------  ------------        -------------  -------------
Net loss .......................................................  $   (139,749) $   (246,344)       $    (513,746) $    (535,624)
                                                                  ============  ============        =============  =============
Basic and diluted net loss per common share before
        cumulative effect of change in accounting principle ....  $      (0.79) $      (1.58)       $       (2.94) $       (3.46)
                                                                  ============  ============        =============  =============
Basic and diluted cumulative effect of accounting
        change per common share ................................  $         --  $         --        $          --  $       (0.06)
                                                                  ============  ============        =============  =============
Basic and diluted net loss per common share ....................  $      (0.79) $      (1.58)       $       (2.94) $       (3.52)
                                                                  ============  ============        =============  =============
Weighted average common shares used in computing basic
        and diluted per share amounts ..........................   176,829,127   155,931,504          174,507,085    152,031,000
                                                                  ============  ============        =============  =============
Pro forma amounts assuming the accounting change is applied
  retroactively:
     Net loss ..................................................  $   (139,749) $   (246,344)       $    (513,746) $    (526,375)
                                                                  ============  ============        =============  =============
     Basic and diluted net loss per common share ...............  $      (0.79) $      (1.58)       $       (2.94) $       (3.46)
                                                                  ============  ============        =============  =============

                             See accompanying notes.

                        COVAD COMMUNICATIONS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                    2001            2000
                                                                                  ---------       ---------
                                                                                                   Restated
                                                                                                   (Note 1)
Operating Activities:
Net loss ......................................................................   $(513,746)      $(535,624)
Adjustments to reconcile net loss to net cash used in operating activities:
    Provision for bad debts ...................................................         523           5,829
    Depreciation and amortization .............................................     113,129         102,337
    Loss on disposition of equipment ..........................................         382              --
    Provision for restructuring expenses ......................................      17,617              --
    Provision for long-lived asset impairment .................................       1,989              --
    Write-off of in-process research and development costs ....................          --           3,726
    Amortization of deferred stock-based compensation .........................       1,431           3,641
    Other stock-based compensation ............................................           4           9,089
    Accretion of interest on investments ......................................      (6,837)        (22,535)
    Accretion of debt discount and amortization of deferred
      debt issuance costs......................................................      20,845          21,788
    Realized gain on short-term investments ...................................      (5,912)        (13,466)
    Other than temporary losses on short-term investments .....................       1,311              --
    Equity in losses of unconsolidated affiliates .............................      11,626           3,426
    Provision for impairment of investment in unconsolidated affiliates .......       9,467              --
    Gain on disposal of investment in unconsolidated affiliate ................        (178)             --
    Cumulative effect of change in accounting principle .......................          --           9,249
    Net changes in operating assets and liabilities:
        Restricted cash .......................................................      13,206            (624)
        Accounts receivable ...................................................      (6,968)        (14,037)
        Unbilled revenue ......................................................         756          (7,751)
        Inventories ...........................................................       5,488          (8,110)
        Prepaid expenses and other current assets .............................       1,473         (17,856)
        Deferred costs of service activation ..................................      (9,038)        (55,072)
        Prepetition accounts payable and accrued liabilities
           subject to compromise...............................................      (7,621)             --
        Postpetition accounts payable and accrued liabilities  ................      14,670              --
        Accounts payable ......................................................     (45,024)        (11,954)
        Other current liabilities .............................................     (11,471)         45,450
        Unearned revenue and other ............................................     (13,845)         80,986
                                                                                  ---------       ---------
Net cash used in operating activities .........................................    (406,723)       (401,508)

Investing Activities:
Cash acquired through business acquisitions ...................................          --           4,330
Cash relinquished as a result of deconsolidating a subsidiary .................      (1,599)             --
Purchase of short-term investments ............................................    (561,986)       (380,116)
Maturities of short-term investments ..........................................     487,508         643,246
Sale of short-term investments ................................................     335,376          88,951
Purchase of restricted investments in connection with the
  bankruptcy proceeding........................................................    (257,202)             --
Redemption of other restricted investments ....................................      13,437          26,875
Purchase of property and equipment ............................................     (16,685)       (260,365)
Proceeds from sale of property and equipment ..................................       1,483              --
Recovery of internal-use software costs .......................................       2,000          21,500
Payment of collocation fees ...................................................      (4,233)        (18,064)
Acquisition of investment in unconsolidated affiliates ........................          --         (49,854)
Proceeds from sale of investment in unconsolidated affiliate ..................       1,223              --
Purchase of other long-term assets ............................................          --           1,175
                                                                                  ---------       ---------
Net cash (used) provided by investing activities ..............................        (678)         77,678
                                                                                  ---------       ---------

Financing Activities:
Repurchase of restricted stock ................................................        (172)             --
Other principal payments on long-term debt ....................................      (8,394)         (3,953)
Proceeds from issuance of long-term debt, net .................................          --         897,619
Principal payments under capital lease obligations ............................      (1,086)         (2,659)
Proceeds from common stock issuance ...........................................       3,924          12,988
Payment of short-term borrowings and line of credit ...........................          --         (32,900)
                                                                                  ---------       ---------
Net cash provided by (used in) financing activities ...........................      (5,728)        871,095
Effect of foreign currency translation ........................................          --            (335)
                                                                                  ---------       ---------
Net increase (decrease) in cash and cash equivalents ..........................    (413,129)        546,930
Cash and cash equivalents at beginning of period ..............................     558,440         216,038
                                                                                  ---------       ---------
Cash and cash equivalents at end of period ....................................   $ 145,311       $ 762,968
                                                                                  =========       =========

                             See accompanying notes

                        COVAD COMMUNICATIONS GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. ("Covad") and its wholly-owned subsidiaries (collectively, the "Company"), except the accounts of one subsidiary, BlueStar Communications Group, Inc. and its subsidiaries, which have been excluded from the condensed consolidated financial statements effective June 25, 2001 as a result of the assignments for the benefit of creditors that were executed by those companies on such date (Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring operating losses and negative cash flows from operating activities, and it has working capital and stockholders' deficits as of September 30, 2001. In addition, a number of the Company's ISP customers have experienced financial difficulties, and certain of them have filed for bankruptcy protection. Furthermore, several of the Company's stockholders and purchasers of its convertible notes filed lawsuits against the Company and certain of its current and former officers in 2000 alleging violations of federal and state securities laws. The relief sought in these lawsuits includes rescission of certain convertible note sales completed by the Company in September 2000 and unspecified damages. As discussed in Note 7, the Company has reached agreements to settle these actions, but these settlements are still subject to court approval and other uncertainties. As discussed in Note 2, Covad has also filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Additionally, Covad failed to make (i) a $25.5 million interest payment due under the terms of a senior notes indenture on August 15, 2001 and (ii) a $15.0 million interest payment due under the terms of a convertible note indenture on September 15, 2001, as a result of its decision to seek reorganization under the bankruptcy laws through a voluntary Chapter 11 filing. The Chapter 11 filing also caused a default under substantially all of the Company's debt agreements, including leases. However, such defaults have been automatically stayed in connection with Covad's Chapter 11 filing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

     The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     All information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The information included in this report relating to the three and nine months ended September 30, 2000 has been restated, as more fully explained in
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Financial Information (Unaudited), included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Change in Accounting Estimate

     Effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding buildings and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased the Company's depreciation and amortization expense and net loss by $2.9 million ($.02 per share) and by $9.2 million ($.05 per share) for the three and nine months ended September 30, 2001, respectively.

Net Loss per Common Share

     Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of the Company's common stock outstanding during the period, after giving consideration to shares subject to repurchase.

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

     The following table presents the calculation of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):


                                                       Three months ended                 Nine months ended
                                                          September 30,                      September 30,
                                                  ------------------------------    ------------------------------
                                                      2001              2000             2001             2000
                                                  -------------    -------------    -------------    -------------
Net loss ......................................   $    (139,749)   $    (246,344)   $    (513,746)   $    (535,624)
Basic and diluted:

   Weighted average shares of common stock
     outstanding ..............................     177,653,940      158,524,504      175,585,866      156,119,000

   Less weighted average shares of common stock
     subject to repurchase ....................         824,813        2,593,000        1,078,781        4,088,000
                                                  -------------    -------------    -------------    -------------

Weighted average shares used in computing basic
and diluted net loss per common share .........     176,829,127      155,931,504      174,507,085      152,031,000
                                                  =============    =============    =============    =============
Basic and diluted net loss per common share ...   $       (0.79)   $       (1.58)   $       (2.94)   $       (3.52)
                                                  =============    =============    =============    =============

Comprehensive Loss

     Significant components of the Company's comprehensive loss are as follows (amounts in thousands):


                                                         Three months ended            Nine months ended
                                       Cumulative           September 30,                September 30,
                                        Amounts      --------------------------    --------------------------
                                                         2001           2000           2001           2000
                                      -----------    -----------    -----------    -----------    -----------
Net loss ..........................   $(2,203,012)   $  (139,749)   $  (246,344)   $  (513,746)   $  (535,624)
Unrealized gains (losses) on
available-for-sale securities......           140           (675)       (21,157)        (2,132)       (85,134)
Foreign currency translation
adjustment ........................        (2,422)           (32)            --           (706)            --
                                      -----------    -----------    -----------    -----------    -----------
Comprehensive loss ................   $(2,205,294)   $  (140,456)   $  (267,501)   $  (516,584)   $  (620,758)
                                      ===========    ===========    ===========    ===========    ===========

New Accounting Pronouncements

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2001.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 on January 1, 2002. The Company has not yet determined the impact, if any, that SFAS Nos. 141 and 142 will have on its condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it has not yet determined the impact, if any, that SFAS No. 143 will have on its consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on January 1, 2002, and it has not yet determined the impact, if any, that SFAS No. 144 will have on its consolidated financial statements.

     In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding the provision in EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The Company is required to adopt this provision of EITF Issue 00-25 on January 1, 2002, and it has not yet determined the impact, if any, that this new guidance will have on its consolidated financial statements.

2.  Petition for Relief Under Chapter 11

     On August 15, 2001 (the "Petition Date"), Covad filed a voluntary petition (the "Petition") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") for the purpose of confirming its pre-negotiated First Amended Plan of Reorganization (the "Plan") dated October 14, 2001 with the majority holders of its 1998 Discount Notes, 1999 Reserve Notes, 2000 Senior Notes, and 2000 Convertible Notes (collectively, the "Notes" or the "Noteholders"). The Petition was filed with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and was assigned Case No. 01-10167 (JJF). As of the Petition Date, Covad commenced operating its business and managing its properties as a debtor-in-possession. Condensed financial information of Covad as of and for the three and nine months ended September 30, 2001 is as follows (in millions, except for share and per share amounts):

                       CONDENSED BALANCE SHEET (Unaudited)
                            As of September 30, 2001

                                     ASSETS
                                     ------
Current assets:
    Cash and cash equivalents.....................................   $      28.0
    Restricted cash and investments...............................         270.6
    Other receivables.............................................           0.7
                                                                     -----------
        Total current assets......................................         299.3
Investments in and net advances to subsidiaries ..................         454.1
Deferred debt issuance costs......................................          33.3
                                                                     -----------
        Total assets..............................................   $     786.7
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities:
        Prepetition liabilities subject to compromise, net of
          discount of $9.5 .......................................   $   1,410.0
        Postpetition liabilities..................................          14.7
                                                                     -----------

        Total current liabilities ..........................................           1,424.7
Deferred gain resulting from deconsolidation of subsidiary..................              55.3
                                                                                  ------------
        Total liabilities...................................................           1,480.0
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $0.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding ..........................                --
    Common Stock, $0.001 par value; 590,000,000 shares
      authorized; 177,818,753 shares issued and outstanding.................               0.2
    Common Stock--Class B, $0.001 par value; 10,000,000
      shares authorized; no shares issued and outstanding ..................                --
    Additional paid-in capital..............................................           1,512.2
    Deferred stock-based compensation.......................................              (0.4)
    Accumulated other comprehensive income (loss)...........................              (2.3)
    Accumulated deficit.....................................................         ( 2,203.0)
                                                                                  ------------
        Total stockholders' deficit.........................................            (693.3)
                                                                                  ------------
        Total liabilities and stockholders' deficit.........................      $      786.7
                                                                                  ============


                    CONDENSED STATEMENT OF OPERATIONS (Unaudited)
                       For the period ended September 30, 2001

                                                                   Three months    Nine months
                                                                   ------------   ------------
Other income (expense):
     Interest income..............................................          3.7           20.5
     Realized gain on short-term investments .....................           --            6.1
     Other than temporary losses on ST investments ...............           --           (1.3)
     Other expenses ..............................................         (0.2)          (0.5)
     Equity in losses of subsidiaries.............................       (121.0)        (442.0)
     Interest expense (Contractual interest expense was $36.2
        and $110.4 for the three and nine months ended Sept
        30, 2001, respectively)...................................        (18.3)         (92.6)
     Reorganization expenses, net.................................         (3.9)          (3.9)
                                                                    -----------   ------------
     Other income (expense), net..................................       (139.7)        (513.7)
                                                                    -----------   ------------
Net loss..........................................................       (139.7)        (513.7)
                                                                    ===========   ============
Weighted average common shares used in computing basic
  and diluted per share amounts...................................  176,829,127    174,507,085
                                                                    ===========   ============
Basic and diluted net loss per common share.......................  $     (0.79)  $      (2.94)
                                                                    ===========   ============

                    CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
                    For the nine months ended September 30, 2001

Operating Activities:
Net loss....................................................................      $     (513.7)
Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred stock-based compensation.......................               1.4
    Accretion of interest on investments....................................              (6.5)
    Accretion of debt discount and amortization of
      deferred debt issuance costs..........................................              21.0
    Realized gain on short-term investments.................................              (6.1)
    Other than temporary losses on short-term investments...................               1.3
    Equity in losses of subsidiaries........................................             442.0
    Net changes in operating assets and liabilities:
        Prepetition accounts payable and accrued liabilities subject
           to compromise....................................................              (7.6)
        Postpetition accounts payable and accrued liabilities ..............              14.7
        Other liabilities...................................................              (2.7)
                                                                                  ------------
Net cash used in operating activities.......................................             (56.2)

Investing Activities:
Purchase of short-term investments..........................................            (442.1)
Maturities of short-term investments........................................             434.8
Sale of short-term investments..............................................             329.8
Purchase of restricted investments in connection with
  the bankruptcy proceeding.................................................            (257.2)
Advances to subsidiary and affiliated undertakings..........................            (541.5)
                                                                                  ------------
Net cash used in investing activities.......................................            (476.2)
                                                                                  ------------

Financing Activities:
Proceeds from common stock issuance.........................................               3.9
                                                                                  ------------
Net cash provided by (used in) financing activities.........................               3.9
                                                                                  ------------
Net decrease in cash and cash equivalents...................................            (528.5)
Cash and cash equivalents at beginning of period............................             556.5
                                                                                  ------------
Cash and cash equivalents at end of period..................................              28.0
                                                                                  ============

     Operating cash receipts and payments made by Covad resulting from the Plan are as follows for the period of August 15, 2001 through September 30, 2001 (in millions).

                    Cash receipts:
                      Interest received                         $0.6
                                                             -----------
                    Total cash receipts                         $0.6
                                                             ===========
                    Cash disbursements:
                      Interest paid                             $0.1
                                                             -----------
                    Total cash disbursements                    $0.1
                                                             ===========

     Covad's operating subsidiaries did not commence bankruptcy proceedings and the Company expects them to continue to operate in the ordinary course of business without any court-imposed restrictions. Under the Bankruptcy Code, the rights and treatment of prepetition creditors and shareholders may be substantially altered. As of September 30, 2001, it is not possible to predict the outcome of the Chapter 11 case in general or the effect of the case on the Company's business, or on the interests of creditors and shareholders. Since the commencement of the bankruptcy proceedings, the Company has been paying its postpetition trade obligations in the ordinary course of business as prescribed by the Bankruptcy Court.

     On August 24, 2001, in connection with the Plan of Reorganization and pursuant to the Bankruptcy Code, Covad submitted a Disclosure Statement (the "Disclosure Statement") to the Bankruptcy Court. The Disclosure Statement summarizes the Plan and contains information concerning, among other matters, Covad's history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan. In addition, the Disclosure Statement contains the anticipated organizational structure and operation of the reorganized entity. An amended Disclosure Statement, containing an Amended Plan of Reorganization dated October 14, 2001, was filed with the Bankruptcy Court on October 15, 2001. On October 25, 2001, and by order entered shortly thereafter, the Bankruptcy Court approved the Disclosure Statement. Covad is in the process of distributing the Disclosure Statement to the creditors that are entitled to vote on the Plan. The Bankruptcy Court has set a hearing on the confirmation of the Plan to consider objections to such confirmation, if any, for December 13, 2001.

     Among other things, the Plan is expected to (1) divide the allowed claims of creditors and the allowed equity interests of equity holders into several classes; (2) provide how each class will be treated and otherwise impaired by the Plan; (3) provide for early extinguishment of approximately $1.3 billion in aggregate face amount (including $211.5 million in accreted amount in the case of the 1998 Discount Notes) (excluding accrued interest) of Covad's outstanding Notes in exchange for a combination of approximately $283.3 million (of which $13.4 million was paid on August 15, 2001) in cash and convertible preferred stock with a $100 million liquidation preference which, in general, would be convertible into approximately 33.0 million common shares, or 15% of the reorganized Covad's outstanding common stock on a pro forma basis and after adjustments to reflect certain outstanding options and warrants; (4) provide that, pursuant to a Memorandum of Understanding dated August 10, 2001, and subject to court approval and other conditions, certain class action securities plaintiffs shall share in a settlement fund consisting of a cash amount provided by Covad's insurance carriers plus 3.5% of Covad's fully diluted outstanding common stock as of August 10, 2001; (5) provide that, pursuant to an agreement reached with the plaintiffs' attorneys, and subject to court approval and other conditions, certain noteholder plaintiffs shall share in a settlement fund consisting of cash provided by Covad and Covad's insurance carrier; (6) provide that all claims relating to the acquisition of one of the Company's subsidiaries shall receive one share of common stock per each $100 of allowed claim or a pro-rata distribution of $2.3 million in cash and 2.0 million shares of common stock ; (7) provide that holders of common stock issued prior to the confirmation of the Plan retain their existing equity interests but would be diluted through the issuance of the preferred stock (and underlying common stock upon the conversion thereof), the common stock issued to the plaintiffs in the securities litigation, the common stock issued to the former LaserLink.net shareholders in their litigation, and any other stock issued in the Plan to any other creditor class; and (8) provide for the treatment of executory contracts and unexpired leases. Classes which are impaired by the Plan are entitled to vote, unless no compensation or payment is provided for such class, in which event such class is conclusively deemed not to have accepted the Plan. In general, a class is impaired if legal, equitable or contractual rights attaching to the claims or equity interest of the classes are modified, other than by curing defaults or reinstating maturities.

     While the holders of a majority of the outstanding face amount or accreted value of the Notes have agreed to support the Plan structure described above, no assurance can be given that other parties entitled to vote will vote in favor of the Plan or that the Plan will be fully or timely approved by all the relevant parties, including the Bankruptcy Court, or not subsequently modified. Pursuant to the agreements with the Noteholders, Covad has placed approximately $256.8 million of restricted investments in an escrow account that would be released to the Noteholders if the Plan were approved. Covad's agreements with the Noteholders provide that this escrowed amount would also be released to the Noteholders in certain other events, including: (1) if Covad had not filed the Plan by September 15, 2001; (2) if Covad has not begun soliciting consents to the Plan by November 15, 2001; or (3) if the Plan is not in effect by January 15, 2002. This escrowed amount will be returned to Covad in certain events, including if the Noteholders do not vote in favor of the Plan. Moreover, Covad's Chapter 11 proceeding may have a material adverse affect on the consolidated financial position and results of operations of the Company. For example:

     o        Covad may be unable to attract and retain qualified employees;

     o        Covad's limited management resources will be strained;

     o Covad's current customers may reduce the number of orders they provide the Company with or disconnect the Company's existing end-users;

     o prospective customers may be unwilling to enter into agreements to purchase Covad's services;

     o Covad's current vendors may attempt to cancel their contracts with the Company, which would limit the Company's supply of goods and services that the Company requires to operate, or they may refuse to ship to the Company on credit and or require advance payment;

     o prospective vendors may refuse to do business with Covad or may require prepayments by the Company on terms that are unacceptable; and

     o If Covad fails to begin soliciting consents to the Plan by November 15, 2001, or if the Plan is not approved by January 15, 2002, Covad's agreements with the bondholders provide that the $256.8 million it has placed in escrow for the bondholders will be released to the bondholders and they may retain their claims for the remaining amounts owed on their bonds. If this occurs, it is probable that the Company will be forced to liquidate

     As of September 30, 2001, the Plan has not been confirmed by the Bankruptcy Court. Accordingly, all unsecured, prepetition obligations that have not been approved for payment by the Bankruptcy Court have been segregated in the Company's condensed consolidated balance sheet as of September 30, 2001 as "Prepetition liabilities subject to compromise." Such obligations are classified as current liabilities in the Company's condensed consolidated balance sheet as of September 30, 2001 because management expects Covad's Chapter 11 proceeding to be concluded in less than one year.

      As of September 30, 2001, Covad's prepetition liabilities subject to compromise consisted of the following (in millions):

          Long-term debt (net of discount of $9.5)                   $  1,342.0
          Accrued interest                                                 40.9
          Accrued market development funds and customer incentives         15.0
          Unearned revenue and other                                        5.0
          Accounts payable                                                  1.3
          Accrued collocation and network service fees                      1.2
          Other accrued liabilities                                         4.6
                                                                     ----------
          Total                                                      $  1,410.0
                                                                     ==========

     Under Chapter 11 of the Bankruptcy Code, most claims against Covad in existence prior to the filing of the Petition, including long-term debt that is in default, have been automatically stayed while Covad continues business operations as a debtor-in-possession. Under AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company is required to adjust prepetition liabilities subject to compromise to the amount of the claim allowed by the Bankruptcy Court, even though such liabilities may not be paid in full. As of September 30, 2001, since the Plan has not been confirmed and no claims have been allowed by the Bankruptcy Court, the Company has reported Covad's prepetition liabilities subject to compromise at their historical amounts in the accompanying condensed consolidated financial statements. In future periods, if the Notes become claims allowed by the Bankruptcy Court, such allowed claims may exceed the aggregate historical carrying value of the Notes (including debt discounts and issuance costs). Accordingly, the aggregate historical carrying value of the Notes would be adjusted to the aggregate amount of the allowed claim, which would result in the write-off of debt issuance costs with an aggregate carrying value of $33.4 million as of September 30, 2001.


     Furthermore, for financial reporting purposes, the Company is required to recognize interest expense during the Chapter 11 proceedings only to the extent that it will be paid during the proceedings or it is probable that it will be an allowed claim. Accordingly, the Company did not recognize interest expense on its long-term obligations that are subject to compromise. For the three and nine months ended September 30, 2001, the Company's reported interest expense was $18.3 million and $92.6 million, respectively. For the three and nine months ended September 30, 2001, the Company's contractual interest expense was $36.2 million and $110.4 million, respectively.

     As of September 30, 2001, Covad's postpetition liabilities consisted of the following (in millions):

           Accrued collocation and network service fees         $     5.0
           Accounts payable                                           4.1
           Other accrued liabilities                                  5.6
                                                                ---------
           Total                                                $    14.7
                                                                =========

     All other liabilities reflected in the Company' condensed consolidated balance sheet as of September 30, 2001 represent liabilities that are not subject to compromise as a result of the Plan.

     In accordance with SOP 90-7, the condensed consolidated statements of operations present the results of operations of the Company while Covad is in Chapter 11 proceedings. Expenses resulting from the restructuring are reported separately as reorganization items. For the three and nine months ended September 30, 2001, the Company recognized expenses directly associated with Covad's Chapter 11 bankruptcy proceeding in the amount of $4.1 million. These reorganization expenses consisted primarily of professional fees for legal and financial advisory services. In addition, for the three and nine months ended September 30, 2001, the Company recognized interest income in the amount of $0.2 million on accumulated cash that Covad did not disburse as a result of its Chapter 11 reorganization proceedings. Such interest income has been offset against the aforementioned reorganization expenses in the Company's condensed consolidated statements of operations.

3. Revenue Recognition and Change in Accounting Principle

     Revenues from recurring DSL service are recognized in the period in which the service is provided, assuming the collection of such revenues is reasonably assured and all other criteria for revenue recognition have been met. Revenues earned for which the customer has not been billed are recorded as "Unbilled revenue" in the condensed consolidated balance sheet. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheet caption "Unearned revenue and other." Included in revenues are Federal Universal Service Fund charges billed to customers aggregating $3.0 million and $2.9 million for the three months ended September 30, 2001 and 2000, respectively, and $10.1 million and $7.2 million for the nine months ended September 30, 2001 and 2000, respectively.

     The Company has over 200 wholesale customers. However, for the three and nine months ended September 30, 2001, the Company's thirty five largest wholesale customers collectively comprised 91.7% and 84.6% of the Company's wholesale net revenues, and 82.0% and 75.9%, respectively, of the Company's total net revenues. As of September 30, 2001, receivables from these customers collectively comprised 71.8% of the Company's gross accounts receivable balance.

     For the three months ended September 30, 2001, two wholesale customers individually accounted for 17.8% and 10.9%, respectively of the Company's total net revenues. As of September 30, 2001, receivables from these customers comprised 8.4% and 8.2%, respectively, of the Company's gross accounts receivable balance. For the nine months ended September 30, 2001, two wholesale customers individually accounted for 16.8% and 10.8%, respectively, of the Company's total net revenues. As of September 30, 2001, receivables from these customers comprised 8.4% and 8.2%, respectively, of the Company's gross accounts receivable balance. The Company had one significant wholesale customer for the three and nine months ended September 30, 2000, that accounted for 10.3% and 9.9% of the Company's total net revenues, respectively.

     A number of the Company's Internet service provider ("ISP") customers are experiencing financial difficulties. During the three and nine months ended September 30, 2001, certain of these financially distressed ISP customers either
(i) were not current in their payments for the Company's services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) its ability to retain certain of the payments received from the ISP customers who have filed for bankruptcy protection is uncertain. Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner, but who have not filed for bankruptcy protection, is recorded as revenue when cash for those services is received, after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheet caption "Unearned revenue and other" if the Company's ability to retain these payments is uncertain.

     A number of the Company's financially distressed ISP customers have filed for bankruptcy protection. These ISP customers accounted for approximately 6.1% and 8.8% for the three and nine months ended September 30, 2001, and 10.1% and 26.7% for the three and nine months ended September 30, 2000, of the Company's total net revenues, respectively. The Company continues to attempt to migrate end users from certain of these financially distressed ISP customers to the extent feasible.

     During the three and nine months ended September 30, 2001, the Company issued billings to its financially distressed customers, including those that have filed for bankruptcy protection, aggregating $9.5 million and $36.9 million, respectively. These billings were not recognized as revenues or accounts receivable in the condensed consolidated financial statements. The corresponding amounts for the three months ended March 31 and June 30, 2001 were $19.4 million and $8.0 million, respectively.

     The Company has obtained information indicating that some of its ISP customers who (i) were essentially current in their payments for the Company's services prior to September 30, 2001, and (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable by the Company as of September 30, 2001, may become financially distressed. Revenues from these customers accounted for approximately 21.2% and 9.8% of the Company's total net revenues for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000 these customers accounted for approximately 14.0% and 7.2%, respectively, of the Company's total net revenues. If these customers are unable to demonstrate their ability to pay for the Company's services in a timely manner, in periods ending subsequent to September 30, 2001, revenue from these customers will be recognized on a cash basis (as described above).

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

     During the fourth quarter of 2000, retroactive to January 1, 2000, the Company changed its method of accounting for up-front fees associated with DSL service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle resulted in a charge to operations of $9.2 million, which is included in net loss for the nine months ended September 30, 2000. The pro forma amounts presented in the condensed consolidated statements of operations were calculated assuming the accounting change was made retroactively to all prior periods presented. For the three and nine months ended September 30, 2001 and 2000, the Company recognized $2.7 million ($4.6 million in 2000) and $10.6 million ($14.2 million in 2000), respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the three and nine months ended September 30, 2001 and 2000 was to decrease net loss by $0.7 million ($1.2 million in 2000) and $2.8 million ($3.5 million in 2000), respectively, during these periods.

4. Restructuring of Operations

     BlueStar Communications Group, Inc. and its subsidiaries (collectively, "BlueStar"), which were acquired by the Company on September 22, 2000, in a transaction accounted for as a purchase, provided broadband communications and Internet services to small and medium sized businesses in smaller cities using a direct sales model. Continued losses at BlueStar, with no near term possibility of improvement, caused the Company's Board of Directors on June 22, 2001, to decide to cease the Company's funding of BlueStar's operations. Subsequently, on June 25, 2001, BlueStar terminated all of its 365 employees. However, 59 of BlueStar's former employees were temporarily retained by the Company for varying periods through July 31, 2001, to assist with the migration of certain BlueStar end user lines to the Company's network, as described below. In addition, the Company hired 69 of BlueStar's former employees subsequent to June 25, 2001.

     On June 24, 2001, the Company and BlueStar entered into a Purchase Agreement ("PA") under which the Company purchased the right to offer service to BlueStar's customers, subject to BlueStar's right to seek higher offers. The amount of consideration to be paid by the Company under the PA is contingent on the number of end user lines that are successfully migrated from BlueStar to the Company. However, the maximum amount payable by the Company under the PA is $5.0 million. To facilitate this migration, the Company and BlueStar entered into a Migration Agreement on July 12, 2001 that requires the Company to pay certain amounts contemplated in the PA directly to certain former employees of BlueStar and certain BlueStar vendors, including the Assignee, as defined below. The Company made payments aggregating approximately $0.7 million and $4.4 million in connection with BlueStar's cessation of operations during the three and nine months ended September 30, 2001, respectively. Of this aggregate $5.1 million amount, approximately $1.3 million represents employee severance benefits, approximately $2.0 million represents customer acquisition costs under the PA which were paid during the nine months ended September 30, 2001. Legal and other professional fees relating to the liquidation of BlueStar of approximately $1.8 million were paid during the nine months ended September 30, 2001. Such (i) severance benefits and professional fees and (ii) customer acquisition costs have been charged to (a) restructuring expenses and (b) network and product costs, respectively, in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2001.

     On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors ("ABC") of all its assets to an independent trustee (the "Assignee") in the State of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that is expected to occur over a period of less than one year. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar's former assets are no longer controlled by BlueStar or the Company and cannot be used by either BlueStar's or the Company's Board of Directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar's assets and the discharging of its liabilities are currently under the sole control of the Assignee. On July 25, 2001, certain creditors of BlueStar filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code, which was dismissed on October 11, 2001. Nevertheless, the control of BlueStar's assets no longer rests with the Company. Therefore, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recording of a deferred gain in the amount of approximately $55.3 million in the Company's condensed consolidated balance sheet as of September 30, 2001. Such deferred gain represents the difference between the carrying values of BlueStar's assets (aggregating approximately $7.9 million) and liabilities (aggregating approximately $63.2 million) as of June 25, 2001. Such deferred gain will be recognized by the Company as an extraordinary item when the liquidation of BlueStar is complete and its liabilities have been discharged.

     Under the terms of the acquisition agreement dated September 22, 2000, up to 5.0 million additional common shares of the Company's common stock were to be issued to BlueStar's former shareholders if BlueStar achieved certain specified levels of revenues and earnings before interest, taxes, depreciation and amortization in 2001. However, during April 2001, the Company reached an agreement with the BlueStar stockholders' representative to resolve this matter, as well as 0.8 million of the Company's common shares that were held in escrow as of December 31, 2000, by providing the BlueStar stockholders with 3.25 million of the 5.0 million shares, in exchange for a release of claims against the Company. The 0.8 million common shares held in escrow were ultimately returned to the Company under this agreement. These transactions were approved by more than 80% of BlueStar's stockholders on June 27, 2001. BlueStar's former stockholders received the additional shares of the Company's common stock subsequent to June 30, 2001. Consequently, the Company recorded a liability in the amount of approximately $2.2 million through a charge to goodwill during the three months ended June 30, 2001. However, the Company determined that such goodwill was impaired based on BlueStar's continued operating losses, as described above. Therefore, such goodwill balance was written-off through a charge to operations during the three months ended June 30, 2001.

     During the fourth quarter of 2000, the Company announced a comprehensive restructuring plan that involves the following steps:

     o raising revenue by reducing rebates and other incentives that the Company provides to customers and reducing new line addition plans for 2001 to improve margins and reduce subscriber payback times;

     o closing approximately 200 under-performing or not fully built-out central offices and holding the size of the Company's network;

     o reducing the Company's workforce by 638 employees, which represented approximately 21% of the Company's workforce;

     o closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia, Santa Clara, California and Denver, Colorado;

     o downsizing the Company's international operations and discontinuing plans to fund additional international expansion (the Company will continue to manage its current international investments);

     o enhancing productivity in the Company's operations to increase customer satisfaction while reducing costs;

     o restructuring BlueStar to streamline the Company's direct sales and marketing channel; and

     o evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising expenses.

     In connection with this restructuring plan, the Company recorded a charge to operations of $5.0 million in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months ended September 30, 2001, the Company reduced its workforce by three employees and paid severance benefits of $0.2 million, which were charged against the restructuring liability recorded as of December 31, 2000. For the nine months ended September 30, 2001, the total workforce was reduced by 638 employees and the Company paid $4.0 million in severance benefits, which were charged against the restructuring liability recorded as of December 31, 2000.

     The Company recorded additional restructuring expenses aggregating $14.8 million and $1.0 million during the first and second quarters of 2001, respectively. These expenses consist principally of collocation and building lease termination costs that met the requirements for accrual during these periods. No additional restructuring expenses were recorded by the Company during the three months ended September 30, 2001. During the three and nine months ended September 30, 2001, the Company paid collocation and building lease termination costs of $0.4 million and $4.9 million, respectively, which were charged against the restructuring liabilities recorded during these periods. Management continues to consider whether additional restructuring is necessary, and additional charges to operations related to any further restructuring activities may be incurred in future periods.

5. Long-Term Debt

     As described in Note 7, six purchasers of the convertible notes that the Company issued on September 19, 2000 have filed complaints against the Company and two of its former officers in the Superior Court of the State of California for the County of Santa Clara. The complaints have been consolidated. The complaints allege fraud, deceit, negligence and violations of state securities laws. The relief sought includes rescission of the plaintiffs' alleged purchases of approximately $142.0 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages, and attorneys' fees. Two of these purchasers allegedly holding $48.0 million in aggregate principal amount of the convertible notes have dismissed their complaints without prejudice. The Company believes the convertible notes were legally and validly issued. On October 24, 2001, Covad reached an agreement by which to settle the claims of the plaintiffs through a settlement fund consisting of a cash amount provided by the Company and its insurance carrier, subject to court approvals and certain terms and conditions.

     As described in Note 2, on August 15, 2001, Covad filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. Under the plan submitted by Covad, all senior notes would be cancelled in exchange for a cash payment and the issuance of convertible preferred stock. Due to Covad's Chapter 11 filing on August 15, 2001, the Company did not make a $25.5 million interest payment due under the terms of a senior notes indenture on such date. Additionally, on September 15, 2001, the Company did not make a $15.0 million interest payment due under the terms of a convertible note indenture. Failure to make these payments and the filing of the voluntary petition under Chapter 11 resulted in a default under substantially all of the Company's debt agreements, including leases. However, such defaults have been automatically stayed as a result of Covad's Chapter 11 filing.

6. Business Segments

     The Company disaggregates its business operations based upon differences in services and marketing channels, even though the cash flows from these operations are not largely independent of each other. The Company's wholesale division ("Wholesale") is a provider of broadband communications services, which utilizes DSL technology, to ISP, enterprise and telecommunications customers. The Covad Integrated Services ("CIS") division is a provider of Internet access services to individuals, corporations and other organizations. The Covad Business Solutions ("CBS") division is a provider of broadband communications and Internet services to small and medium-sized businesses in smaller cities. As described in Note 4, on June 25, 2001, BlueStar, which was a component of CBS, made an irrevocable assignment for the benefit of creditors of all its assets to an independent trustee in the State of Tennessee and, accordingly, was not part of the Company's operations during the three-month period ended September 30, 2001. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other non-recurring and unusual items not allocated to the segments.

     The Company evaluates performance of the segments based on segment operating results, excluding nonrecurring and unusual items.

     Information about the Company's business segments was as follows (amounts in millions):

       As of and for the
       three months ended                                                         Total      Corporate   Intercompany  Consolidated
       September 30, 2001:               Wholesale         CIS        CBS       Segments    Operations   Eliminations      Total
       -------------------               ----------      -------    -------    ----------   -----------  ------------  ------------
Domestic revenues from unaffiliated
  Customers, net .....................   $     75.9      $   8.9        N/A    $     84.8    $   --      $       --     $     84.8
Net loss .............................   $   (109.6)     $  (2.9)       N/A    $   (112.5)   $  (27.2)   $       --     $   (139.7)
Assets ...............................   $    933.4      $   (.2)       N/A    $    933.2    $   23.7    $       --     $    956.9

       As of and for the
       three months ended                                                         Total      Corporate   Intercompany  Consolidated
       September 30, 2000:               Wholesale         CIS        CBS       Segments    Operations   Eliminations      Total
       -------------------               ----------      -------    -------    ----------   -----------  ------------  ------------
Domestic revenues from unaffiliated
  Customers, net .....................   $     31.4      $   7.7    $   0.4    $     39.5    $   --      $       --     $     39.5
Net income (loss) ....................   $   (197.2)     $   0.1       (3.4)   $   (200.5)   $  (45.8)   $       --     $   (246.3)
Assets ...............................   $  2,097.8      $   4.6    $  26.0    $  2,128.4    $  106.8    $       --     $  2,235.2

            For the
        nine months ended                                                         Total      Corporate   Intercompany  Consolidated
       September 30, 2001:               Wholesale         CIS        CBS       Segments    Operations   Eliminations      Total
       -------------------               ----------      -------    -------    ----------   -----------  ------------  ------------
Domestic revenues from unaffiliated
  Customers, net .....................   $    206.4      $  24.8       11.9    $    243.1    $   --      $       --     $    243.1
Net income (loss) ....................   $   (343.3)     $ (11.5)     (42.3)   $   (397.1)   $ (116.6)   $       --     $   (513.7)

            For the
        nine months ended                                                         Total      Corporate   Intercompany  Consolidated
       September 30, 2000:               Wholesale         CIS        CBS       Segments    Operations   Eliminations      Total
       -------------------               ----------      -------    -------    ----------   -----------  ------------  ------------
Domestic revenues from unaffiliated
  Customers, net .....................   $     89.2      $  13.9        0.4    $    103.5    $   --      $       --     $    103.5
Income (loss) before cumulative effect
  Of change in accounting principle ..   $   (420.2)     $   0.4       (3.4)   $   (423.2)   $ (103.2)   $       --     $   (526.4)
Net income (loss) ....................   $   (429.4)     $   0.4       (3.4)   $   (432.4)   $ (103.2)   $       --     $   (535.6)

7. Legal Proceedings and Other Contingencies

Legal Proceedings

     Purchasers of the Company's common stock and purchasers of the convertible notes the Company issued in September 2000 have filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court Northern District of California. The complaints have been consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company's securities, including those who purchased common stock and those who purchased the Company's convertible notes during the periods from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. On August 10, 2001, the Company signed a memorandum of understanding with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. Under this agreement, Covad would contribute approximately 6.5 million common shares, representing 3.5 % of the Company's fully diluted common stock on August 10, 2001. The Company's insurance carriers will fund the cash portion of the settlement. Final settlement is contingent on negotiation and execution of a final agreement and court approvals. Management believes that a final settlement agreement would likely be approved although such approval is not guaranteed. Consequently, the Company recorded a liability of approximately $4.0 million in its condensed consolidated balance sheet as of June 30, 2001 through a charge to sales, marketing and general and administrative expenses for the three months then ended in connection with this anticipated settlement. The Company remeasured this liability as of September 30, 2001, to $2.4 million, from the $4.0 million recorded as of June 30, 2001 to reflect the value of the settlement based on Covad's stock price as of September 30, 2001. The adjustment resulted in a reduction to sales, marketing and general and administrative expenses of $1.6 million for the three months ended September 30, 2001.

     In addition, six purchasers of the convertible notes that the Company issued in September 2000, have filed complaints against the Company and two former officers in the Superior Court of the State of California for the County of Santa Clara. The complaints have been consolidated. The complaints allege fraud and deceit, negligence and violations of state securities laws. The relief sought includes rescission of the plaintiffs' alleged purchases of approximately $142.0 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages and attorneys' fees. However, the Company believes the convertible notes were legally and validly issued. Two of these purchasers allegedly holding $48.0 million in aggregate principal amount of the convertible notes have dismissed their complaints without prejudice. Following the Company's filing for bankruptcy protection, these plaintiffs removed these actions to Federal Court, seeking to amend their claims. After the Federal

Court vacated the hearing on plaintiffs' motion to amend, plaintiffs filed a new complaint in Federal Court. The new complaint alleged causes of action against present and formers directors and officers of the Company and no longer named the Company as a defendant. On October 24, 2001, Covad and two former officers reached a settlement in which the plaintiffs agreed to release all of their claims against the Company and its past and present directors and officers. The settlement creates a settlement fund consisting of a cash amount provided by the Company and its insurance carrier, and is contingent on court approvals and certain terms and conditions. As a result of this tentative settlement agreement, the Company recorded a liability of approximately $2.6 million in its condensed consolidated balance sheet as of September 30, 2001 through a charge to sales, marketing and general and administrative expenses for the three months then ended in connection with this anticipated settlement.

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

     A manufacturer of telecommunications hardware has filed a complaint against the Company in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. The plaintiff is seeking an injunction to stop the Company from using the COVAD trademark, as well as an award of monetary damages. This action was stayed pursuant to the automatic stay provisions of the Bankruptcy Code when the Company filed its petition under Chapter 11. The Company does not believe that these claims have any merit, but the outcome of this litigation cannot presently be determined.

     In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit. The Company also recently filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursing antitrust and other claims in this lawsuit arising out of BellSouth's conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. Both BellSouth and Verizon have asked the courts to dismiss the Company's cases on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech, which dismissed a consumer antitrust class action against Ameritech. The Company opposed the BellSouth and Verizon motions. The Georgia court recently granted in part BellSouth's motion and dismissed some of the Company's antitrust claims and breach of contract claims. The Company subsequently dismissed its remaining claims in order to appeal the court's ruling in the Eleventh Circuit Courts of appeals. To date, the District of Columbia court has not ruled on Bell Atlantic's motion. The Company cannot predict the outcome of this motion.

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

     Numerous former shareholders of Laserlink.net, Inc. have threatened to file complaints against the Company and two of its former officers and have provided three draft complaints seeking damages. Their allegations arise out of claims that the Company failed to timely register shares of the Company that they received in exchange for their Laserlink.net shares and thereafter failed to maintain such registration, that the Company made fraudulent representations in connection with the acquisition, and that certain shares were not timely delivered out of escrow. On September 24, 2001, subject to certain conditions and the approval of the Plan by the Bankruptcy Court (Note 2), the Company approved a settlement with the former shareholders of LaserLink.net. The settlement calls for $2.3 million in cash and two million shares of the Company's common stock. Consequently, the Company has recorded a liability of approximately $3.0 million in its condensed consolidated balance sheet as of September 30, 2001 through a charge to sales, marketing and general and administrative expenses for the three months then ended in connection with this anticipated settlement.

     Several creditors of BlueStar have threatened to file lawsuits against the Company to recover amounts owed by BlueStar. Two of these creditors, GE Capital and Heller Financial, have filed proofs of claims in the Company's Chapter 11 proceedings for $41.0 million. The Company objected to the proof of claim filed by GE Capital and requested a hearing where the bankruptcy court would estimate the value of this claim. The Company plans to file a similar objection and request for an estimation hearing with respect to Heller Financial's similar proof of claim. It is uncertain whether additional creditors will pursue similar claims. See Note 4. The Company believes that these assertions are without merit and that it would have strong defenses to any such legal action. However, the facts supporting these assertions are unclear and the outcome of litigation is inherently uncertain, so the ultimate outcome of these matters cannot presently be determined.

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

Other Contingencies

     Covad's voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code could result in a default under an operating lease of certain vehicles. This operating lease had future minimum lease payments of approximately $6.9 million remaining as of September 30, 2001 and is secured by two letters of credit that total $3.0 million. It is possible that this lessor will attempt to call these letters of credit as a result of Covad's voluntary petition. If this occurs, the Company expects the bank that issued the letters of credit to seek reimbursement of this amount from the Company.

     As of September 30, 2001, the Company had disputes with a number of telecommunications companies concerning the balances owed to them for collocation fees and certain network services. In the opinion of management, such disputes will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations. However, it is reasonably possible that estimates of the Company's collocation fee and network service obligations, as recorded in the accompanying condensed consolidated balance sheets, could change in the near term. In addition, the Company is engaged in a variety of negotiations, arbitrations and regulatory proceedings with multiple telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies' denial of physical central office space to the Company in certain central offices, the cost and delivery of central office space, the delivery of transmission facilities and telephone lines and other operational issues. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company's consolidated financial position and results of operations.

     As of September 30, 2001, the Company held a 6% equity interest in Dishnet DSL Limited ("Dishnet"), a privately held Indian telecommunications company. Dishnet currently has minimal cash resources and is seeking additional financing, which it was unable to obtain during the third quarter of 2001, in order to continue as a going concern. In addition, management of the Company is currently exploring the sale of the Company's unconsolidated equity investment in Dishnet. Consequently, during the third quarter of 2001, the Company wrote-down the carrying value of its Dishnet equity investment to its estimated net realizable value through a charge to the provision for impairment of unconsolidated equity investments in the amount of $9.5 million.

     Numerous creditors and purported creditors have filed proofs of claims with the Bankruptcy Court in the Company's Chapter 11 proceeding. The Company is in the process of reviewing these claims and it expects to object to a significant number of claims. Claims believed to be legitimate have been recorded by the Company at their historical amounts in the condensed consolidated balance sheet as of September 30, 2001. If the claims the Company believes are baseless are allowed by the Bankruptcy Court, the Company believes they will participate in the Plan as general unsecured creditors. The ultimate impact of these claims on the Company's consolidated financial position and results of operations cannot presently be determined.

8. Subsequent Events

     On November 13, 2001, the Company announced that it had signed a series of new agreements with SBC Communications Inc. ("SBC"). These agreements are expected to provide the cash the Company anticipates it will need to become cash flow positive. The new agreements include four elements:

    o A one-time $75.0 million prepayment, secured by Covad assets, that SBC can use toward the purchase of Covad services during the next 10 years. This replaces SBC's prior commitment to buy $600.0 million of Covad services over six years.

    o A $50.0 million four-year loan secured by Covad assets. Interest payments will be deferred for two years.

    o Payment to Covad of a $10.0 million restructuring fee in exchange for Covad eliminating SBC's revenue commitments under the original resale and marketing agreement.

    o The elimination of a $15.0 million co-op-marketing fee, which was required in the previous resale and marketing agreement, owed by Covad to SBC.

     The payments under the agreements are subject to customary closing conditions and are also conditioned on the Bankruptcy Court's approval and the consummation of the Plan. The funding would occur on the same day that the Plan becomes effective, which is expected by January 2002.

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

Overview

     We are a leading provider of broadband communications services, which we sell to businesses and consumers directly and indirectly through Internet service providers ("ISPs"), enterprises, telecommunications carriers and other customers. These services include a range of high-speed, high-capacity Internet and network access services using digital subscriber line ("DSL") technology and related value-added services. We sell our services directly to business and consumer end-users through our sales force, telephone sales and our website. Internet service providers purchase our services in order to provide high-speed Internet access to their business and consumer end-users. Branded virtual service providers purchase turnkey broadband or dial-up services from us and sell these services to their existing customers or affiliate groups. Enterprise customers purchase services directly or indirectly from us to provide their employees with high-speed remote access to the enterprise's local area network ("RLAN access"). Other telecommunications carriers purchase our services for resale to their ISP affiliates, Internet users and enterprise customers.

     We believe we have the largest national DSL network in the United States, other than those owned by the traditional telephone companies, encompassing more than 1,700 operational central offices. These central offices pass more than 40 million homes and businesses in 94 metropolitan statistical areas. As of September 30, 2001, we had approximately 346,000 DSL based high speed access lines in service, and we have received orders for our services from more than 200 Internet Service Providers, enterprise and telecommunications carrier customers, including AT&T Corporation, XO Communications (formerly NEXTLINK Communications, Inc. and Concentric Network Corporation), Earthlink, Inc., UUNET Technologies (a WorldCom company) and Speakeasy.net, a privately owned company. As of September 30, 2001, we also provided dial-up Internet access service to over 260,000 customers through our Covad Integrated Services subsidiary.

     Since our inception, we have generated significant net losses and we continue to experience negative cash flow. As of September 30, 2001, we had an accumulated deficit of approximately $2.2 billion. We expect these losses and negative cash flow from operating activities to continue at least into 2003, which may require us to obtain additional capital. Furthermore, a number of our ISP customers have become financially distressed and certain of them have filed for bankruptcy protection. In addition, we have limited cash reserves, and it is uncertain whether our recently announced agreements with SBC will provide sufficient funds for us to continue as a going concern. We may need to raise additional capital on terms that are less satisfactory than we desire, which may have a material adverse effect on our financial condition, which could require a further restructuring, or a sale or liquidation of the Company and could cause significant dilution to our shareholders.

Chapter 11 Reorganization

     On August 15, 2001 (the "Petition Date"), Covad Communications Group, Inc. ("Covad" or "we") filed a voluntary petition (the "Petition") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") for the purpose of confirming its pre-negotiated First Amended Plan of Reorganization (the "Plan") dated October 14, 2001 with the majority holders of its 1998 Discount Notes, 1999 Reserve Notes, 2000 Senior Notes, and 2000 Convertible Notes (collectively, the "Notes" or the "Noteholders"). The Petition was filed with the United States Bankruptcy Court for the District of Delaware and was assigned Case No. 01-10167
(JJF). As of the Petition Date, Covad commenced operating its business and managing its properties as a debtor-in-possession.

     Our operating subsidiaries did not commence bankruptcy proceedings and we expect them to continue to operate in the ordinary course of business without any court-imposed restrictions. Under the Bankruptcy Code, the rights and treatment of prepetition creditors and shareholders may be substantially altered. Since the commencement of the bankruptcy proceedings, we have been paying our post-petition trade obligations in the ordinary course of business as prescribed by the court. In addition, one of our operating subsidiaries has paid certain prepetition trade obligations, not subject to rejection or compromise, in order to minimize the effect of the bankruptcy proceedings on our on-going operations and business relationships.

     On August 24, 2001, in connection with the Plan of Reorganization and pursuant to the Bankruptcy Code, we submitted a Disclosure Statement (the "Disclosure Statement") to the Bankruptcy Court. The Disclosure Statement summarizes the Plan and contains information concerning, among other matters, our history, business, results of operations, management, properties, liabilities and the assets available for distribution under the Plan. In addition, the Disclosure Statement contains the anticipated organizational structure and operation of our reorganized entity. Upon approval of the court, the Disclosure Statement is distributed to all the known creditors of Covad for the purpose of enabling an informed judgement about the Plan and in connection with the solicitation of acceptances or rejections of the Plan from holders of claims against Covad. A revised Disclosure Statement, containing an Amended Plan of Reorganization dated October 14, 2001, was filed with the Bankruptcy Court on October 15, 2001. On October 25, 2001, and by order entered shortly thereafter, the Bankruptcy Court approved the Disclosure Statement. The Court has set a hearing to consider objections to Confirmation of the Plan, if any, for December 13, 2001.

     Prior to the Petition Date, holders of a majority of the face amount or accreted value of our bonds agreed to support our pre-negotiated Plan that, if approved by the Bankruptcy Court, would provide that their securities would be surrendered in exchange for a cash payment of $0.19 on the dollar for the face amount or the accreted value of their bonds and a pro rata portion of preferred stock with a $100 million liquidation preference. The preferred stock would be convertible into approximately 15 percent of our outstanding common stock at the effective date of the plan of reorganization after certain adjustments to reflect certain outstanding options and warrants at that date. On a pro forma basis as of November 9, 2001, the preferred stock would be convertible into approximately 33 million common shares. Under our forthcoming Plan, our existing shareholders would retain their stock, but would be diluted to the extent of the preferred stock (and underlying common stock upon the conversion thereof), the common stock issued to the plaintiffs in the securities litigation, the common stock issued to the former LaserLink.net shareholders in their litigation, and any other stock issued in the Plan to any other creditor class.

     Based on our recently-announced agreements with SBC, we believe we can forego issuing any of the preferred stock described in the Plan and can instead issue common stock as if the preferred stock had been issued and converted.

     Pursuant to the agreements with the Noteholders, we have placed approximately $256.8 million in an escrow account that would be released to the Noteholders if the plan were approved. Our agreements with the Noteholders provide that this escrowed amount would also be released to the Noteholders in certain other events, including: (1) if we had not filed the Plan by September 15, 2001; (2) if we do not begin soliciting consents to the Plan by November 15, 2001; or (3) if the Plan is not in effect by January 15, 2002. This escrowed amount will be returned to Covad in certain events, including if the bondholders do not vote in favor of the Plan. After the payout to the Noteholders, on a pro forma basis as of September 30, 2001, we would have approximately $200 million in cash, cash equivalents and short-term investments, which we expect will fund our operations into the third quarter of 2002. Upon confirmation of the Plan, which we anticipate to be in effect by January of 2002, and assuming that we can consummate the transactions contemplated by our recent agreements with SBC, we believe we will have sufficient capital to fully fund our current business plan.

     Numerous creditors and alleged creditors have filed proofs of claims with the Bankruptcy Court in Covad's Chapter 11 proceeding. Covad is in the process of reviewing these claims and it expects to object to a significant number of these claims. At this point, Covad believes that all of these claims are provided for in the Plan of Reorganization or are baseless. If the claims that the Company believes are baseless are allowed, the Company believes they will, in most cases, participate in the Plan of Reorganization as general unsecured creditors.

      While the holders of a majority of the outstanding face amount or accreted value of Covad's Notes have agreed to support the Plan structure described above, no assurance can be given that other parties entitled to vote will vote in favor of the Plan or that our Plan will be fully or timely approved by all the relevant parties, including the Bankruptcy Court, or not subsequently modified.

NASDAQ Delisting

     On July 19, 2001, we received a notification from the NASDAQ Listing Qualification Panel that we would no longer be listed on the NASDAQ National Market effective at market opening on July 20, 2001. The NASDAQ Listings Qualification Panel's decision was based on our failure to meet the requirements for continued listing. As of July 20, 2001, trading of our common stock began on the OTC Bulletin Board (OTCBB), a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter
(OTC) equity securities.

     As a consequence of our delisting, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of our common stock. In addition, our delisting will make our common stock substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

Other Matters

     On September 17, 2001, Covad announced that Mark A. Richman joined the company as chief financial officer. Mr. Richman brings over 18 years of financial management experience to Covad.

     On October 16, 2001, Covad announced that Patrick Bennett joined the company as senior vice president of sales. Mr. Bennett brings over 19 years of successful sales development and management expertise to Covad.

    On November 13, 2001, we announced that we had signed a series of new agreements with SBC Communications Inc. These agreements are expected to provide the cash we anticipate we will need to become cash flow positive. The new agreements include four elements:

    o A one-time $75.0 million prepayment, secured by Covad assets, that SBC can use toward the purchase of Covad services during the next 10 years. This replaces SBC's prior commitment to buy $600.0 million of Covad services over six years.

    o A $50.0 million four-year loan secured by Covad assets. Interest payments will be deferred for two years.

    o Payment to Covad of a $10.0 million restructuring fee in exchange for Covad eliminating SBC's revenue commitments under the original resale and marketing agreement.

    o The elimination of a $15.0 million co-op-marketing fee, which was required in the previous resale and marketing agreement, owed by Covad to SBC.

     The payments under the agreements are subject to customary closing conditions and are also conditioned on the bankruptcy court's approval and the consummation of Covad's plan of reorganization. The funding would occur on the same day that the reorganization plan becomes effective, which is expected by January 2002.

Results of Operations

Three Months and Nine Months Ended September 30, 2001 and 2000

Revenues, net

     Revenues, net for the three months ended September 30, 2001 were $84.8 million. This represents an increase of $40.7 million, or 92.3%, when compared to $44.1 million for the three months ended September 30, 2000. Revenues, net for the nine months ended September 30, 2001 were $243.1 million. This represents an increase of $124.9 million, or 105.7%, when compared to $118.2 million for the nine months ended September 30, 2000. The increase in net revenues is primarily attributable to a 69% growth in the number of subscribers on our network from 205,000 to 346,000. Revenues for the three and nine months ended September 30, 2000 have been determined on a pro forma basis as if our subsidiaries, Laserlink.Net, which is now doing business as Covad Integrated Services ("CIS"), and BlueStar Communications Group, Inc., had been acquired by us on January 1, 2000.

     Revenues, net for the three months ended September 30, 2001, decreased $2.3 million or 2.7% as compared to the three months ended June 30, 2001. The decrease is primarily attributable to the deconsolidation of our BlueStar subsidiary on June 25, 2001, which contributed revenues of $6.4 million during the three months ended June 30, 2001. Excluding the effect of this deconsolidation, revenues for the three months ended September 30, 2001 increased by $4.1, or 5.1% over the three months ended June 30, 2001. This increase was primarily attributable to growth in our subscriber base.

     We have over 200 wholesale customers. However, for the three and nine months ended September 30, 2001, our thirty five largest wholesale customers collectively comprised 91.7% and 84.6% of our wholesale net revenues, and 82.0% and 75.9%, respectively, of our total net revenues. As of September 30, 2001, receivables from these customers collectively comprised 71.8% of our gross accounts receivable balance.

     For the three months ended September 30, 2001, two wholesale customers individually accounted for 17.8% and 10.9%, respectively, of our total net revenues. As of September 30, 2001, receivables from these customers comprised 8.4% and 8.2%, respectively, of our gross accounts receivable balance. For the nine months ended September 30, 2001, two wholesale customers individually accounted for 16.8% and 10.8%, respectively, of our total net revenues. As of September 30, 2001, receivables from these customers comprised 8.4% and 8.2%, respectively, of our gross accounts receivable balance. We had one significant wholesale customer for the three and nine months ended September 30, 2000, that accounted for 10.3% and 9.9% of our total net revenues, respectively.

     Wholesale revenues are derived from broadband communications services sold primarily to ISP customers and to a lesser extent enterprise and telecommunications companies. For the three months ended September 30, 2001, revenues from our wholesale segment were $75.9 million. This represents an increase of $44.5 million, or 141.7%, when compared to $31.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, revenues from our wholesale segment were $206.4 million. This represents an increase of $117.2 million, or 131.4%, when compared to $89.2 million for the nine months ended September 30, 2000. Our subscriber growth was the primary reason for the increase. However, due to financial difficulties experienced by an increasing number of our ISP customers, we did not recognize revenues of $9.5 million that were billed to these customers during the three months ended September 30, 2001 and $36.9 million for the nine months ended September 30, 2001. The corresponding amounts for the three months ended March 31 and June 30, 2001 were $19.4 million and $8.0 million, respectively.

     We acquired Laserlink.Net, which is now doing business as CIS, on March 20, 2000. Revenues from CIS are derived from retail sales to businesses and individuals and the wholesale sale of Internet access services to corporations and other organizations that resell these services to consumer and business end users. For the three and nine months ended September 30, 2001, CIS revenues were $8.9 million and $24.8 million, respectively. For the three and nine months ended, September 30, 2000, CIS contributed revenue of $7.7 million and $13.9 million, respectively. CIS revenue is derived primarily from two subscriber services, dial-up and DSL. Revenue growth is expected in the future from increased subscribers for Virtual Broadband Subscriber Provider (VBSP) services, our Broadband Affiliate Program (BAP), and the retail/direct sale of dial-up and DSL services under the Covad.net brand.

     We acquired BlueStar on September 22, 2000. On June 25, 2001, BlueStar executed an assignment for the benefit of its creditors and, from that date we stopped recognizing the results of BlueStar's operations in our condensed consolidated financial statements. CBS derived revenue from the sale of broadband communications and Internet services to small and medium-sized business in smaller markets primarily in the southeastern United States. CBS revenue for the nine months ended September 30, 2001 was $11.9 million. CBS was not part of Covad's operations during the three months ended September 30, 2001. Revenues for the three and nine months ended September 30, 2000 include CBS revenues of $0.4 million for the period of September 22, 2000 through September 30, 2000.

     As of September 30, 2001, approximately 52% of our lines were business lines and 48% were consumer lines. Our consumer grade services have lower prices and significantly lower profit margins than our business grade services. Going forward we expect the percentage of our revenues which we derive from our business services to increase. We anticipate that the increase in business related services will positively improve our margins.

     Given the perceived uncertainties in the marketplace including Covad's recent bankruptcy filing and the financial difficulties that some of our resellers continue to experience, we expect limited to no growth in revenues during the fourth quarter of 2001 in comparison to the third quarter of 2001.

Network and Product Costs

     We recorded network and product costs of $103.3 million for the three months ended September 30, 2001. This represents a decrease of $26.5 million, or 20.4%, when compared to $129.8 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we recorded network and product costs of $359.9 million. This represents an increase of $75.2 million, or 26.4%, when compared to $284.7 million for the nine months ended September 30, 2000. This increase is primarily attributable to the increased orders and resulting subscribers from our sales and marketing efforts and the expansion of our network to accommodate the increased traffic. For the three and nine months ended September 30, 2001, CIS network and product costs were included in Covad's consolidated results, increasing costs by $7.8 million and $24.4 million, respectively. For the three and nine months ended September 30, 2000, CIS network and product costs were included in Covad's consolidated results, increasing costs by $3.9 million and $5.8 million, respectively. BlueStar contributed $34.6 million in network and product costs for the nine months ended September 30, 2001. Beginning on June 25, 2001, we stopped recording network and product costs associated with BlueStar's operations. BlueStar was not part of Covad's operations during the three months ended September 30, 2001. BlueStar contributed $2.8 million in network and product costs after the closing of its acquisition on September 22, 2000 for the period ended September 30, 2000. We expect network and product costs to increase in future periods due to expected increased subscribers, but to decrease as a percentage of revenue as we load our network.

Sales, Marketing, General and Administrative Expenses

     Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of our business, the development of corporate identification, promotional and advertising materials, expenses for the establishment of our management team and sales commissions. Sales, marketing, general and administrative expenses were $48.5 million and $89.3 million for the three months ended September 30, 2001 and 2000, and $174.6 million and $207.0 million for the nine months ended September 30, 2001 and 2000, respectively. This decrease in sales, marketing, general and administrative expense is attributable principally to the decrease in resources necessary to support the growth in subscribers, coupled with reduced marketing spending and other cost control measures implemented during the year. In addition, for the three and nine months ended September 30, 2001, sales, marketing and general and administrative expenses include the CIS business segment expenses of $3.1 million and $9.8 million, respectively. For the three and nine months ended September 30, 2000, sales, marketing and general and administrative expenses of $3.2 million and $5.7 million from the CIS business segment were included in our operating results. BlueStar contributed $11.7 million in sales, marketing, general and administrative expenses for the nine months ended September 30, 2001. Beginning on June 25, 2001, we stopped recording sales, marketing, general and administrative expenses associated with BlueStar's operations. BlueStar was not part of Covad's operations during the three months ended September 30, 2001. Sales, marketing, general and administrative expenses for the three and nine months ended September 30, 2000, include BlueStar costs of $0.9 million for September 22, 2000 through September 30, 2000. Sales, marketing, general and administrative expenses are expected to increase in line with the expected expansion of our business, but decrease as a percentage of revenue as we scale the business and continue our efforts to reduce our costs.

Provision for Bad Debts

     We recorded bad debt expense of $3.6 million for the three months ended September 30, 2001 as compared to $2.2 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we recorded a bad debt expense of $0.5 million, as compared to a bad debt expense of $5.8 million for the nine months ended September 30, 2000.

Depreciation and Amortization

     Depreciation and amortization includes:

    o    depreciation of network costs and related equipment;

    o    depreciation of information systems, furniture and fixtures;

    o amortization of improvements to central offices, regional data centers, network operations center facilities and corporate facilities;

    o    amortization of capitalized software costs; and

    o    amortization of intangible assets.

     Depreciation and amortization were approximately $37.9 million and $113.1 million for the three and nine months ended September 30, 2001, respectively, and $47.2 million and $102.3 million for the three and nine months ended September 30, 2000, respectively. The increase for the comparable nine month periods was due partially to the increase in equipment and facilities placed in service after the quarter ended September 30, 2000, net of any subsequent impairment write-downs. The decrease for the comparable three month periods is primarily attributable to the previous write-off of goodwill and other intangibles. In addition, effective January 1, 2001, we reduced the remaining estimated useful lives of all long-lived assets, excluding buildings and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased our depreciation and amortization expense and net loss by $2.9 million ($.02 per share) for the three months ended September 30, 2001 and $9.2 million ($.05 per share) for the nine months ended September 30, 2001.

Restructuring of Operations

     In connection with the restructuring plan we announced in December 2000, we recorded a charge to operations of $5.0 million during the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months and nine months ended September 30, 2001, we paid severance benefits of approximately $0.2 million and $4.0 million, respectively, which were charged against the restructuring liability. No restructuring expenses were recognized during the three and nine months ended September 30, 2000.

     Results of operations for the nine months ended September 30, 2001 include restructuring expenses of approximately $17.6 million for collocation and building lease termination costs that met the requirements for accrual during these periods. No additional restructuring charges were recognized for the three months ended September 30, 2001. We continue to consider whether additional restructuring is necessary, and we may incur additional expenses related to further restructuring activities in future periods.

     On June 25, 2001, we announced that BlueStar had executed an assignment for the benefit of its creditors. We expect to reduce costs by approximately $75.0 million over twelve months as a result of this action. As part of this transaction and as of the date of the announcement, we stopped carrying BlueStar's assets and liabilities in our consolidated financial statements, resulting in the recording of a net deferred gain of $55.3 million in our condensed consolidated balance sheet as of June 30, 2001. During the nine months ended June 30, 2001, we recognized additional restructuring expenses of $4.4 million consisting primarily of BlueStar severance benefits, legal and other professional fees.

Reorganization Expenses

     As described above, on August 15, 2001, Covad Communications Group, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code for the purpose of confirming its pre-negotiated First Amended Plan of Reorganization dated October 14, 2001 with the majority holders of its 1998 Discount Notes, 1999 Reserve Notes, 2000 Senior Notes, and 2000 Convertible Notes.

     AICPA Statement of Position ("SOP") 90-7 requires that expenses resulting from the reorganization of the business in a bankruptcy proceeding be reported separately as reorganization items. For the three and nine months ended September 30, 2001, we recognized net restructuring items of $3.9 million. For the three and nine months ended September 30, 2001, we recognized expenses associated with our restructuring in the amount of $4.1 million. These expenses consist primarily of legal and financial advisory services. In addition, SOP 90-7 requires that interest income earned by an entity in Chapter 11 that would not have been earned but for the proceedings be reported as a reorganization item. For the three and nine months ended September 30, 2001, we recognized interest income in the amount of $0.2 million on accumulated cash that we did not disburse as a result of the reorganization proceedings.

Long-Lived Asset Impairment

     During the nine months ended September 30, 2001, we recorded a charge of $2.0 million relating to the write-off of certain goodwill associated with our BlueStar subsidiary. We did not record a similar charge during the comparable nine months for 2000 or during the three month period ended September 30, 2001.

Loss from Operations

     Loss from operations for the three months ended September 30, 2001 was $108.1 million, a decrease of $120.9 million, or 52.8%, when compared to a loss from operations of $229.0 million for the three months ended September 30, 2000. The decrease in loss from operations is attributable to an increase in our revenues of $45.3 million, a decrease in our operating expenses of $66.2 million, a decrease in the amortization of our intangibles of $21.6 million, offset by an increase in the depreciation of our property and equipment of $12.2 million.

     Loss from operations for the nine months ended September 30, 2001 was $424.6 million, a decrease of $75.5 million, or 15.1%, when compared to a loss from operations of $500.1 million for the nine months ended September 30, 2000. The decrease in loss from operations is attributable to an increase in our revenues of $139.6 million resulting from the growth on our subscriber base, a decrease in the amortization and write-off of our intangibles of $43.4 million resulting from various write-downs, offset by a increase in our operating expenses of $37.5 million resulting from the growth of our network, an increase in the depreciation of our property and equipment of $50.4 million resulting from the acquisition of network and other assets, the provision for restructuring expenses of $17.6 million and the provision for long-lived asset impairment of $ 2.0 million.

     For the three and nine months ended September 30, 2001, loss from operations included losses of $2.9 million and $11.5 million, respectively, from the CIS business segment. For the three and nine months ended September 30, 2000, loss from operations included income of $0.1 million and $0.4 million, respectively, from the CIS business segment. BlueStar contributed a loss of $42.3 million to the loss from operations for the nine months ended September 30, 2001. Beginning on June 25, 2001, we stopped including BlueStar's operations in our consolidated operating results due to the assignment for the benefit of creditors executed by BlueStar on such date. BlueStar was not part of Covad's operations during the three months ended September 30, 2001. During the three and nine months ended September 30, 2000, BlueStar contributed a loss of $3.4 million for the period from September 22, 2000 through September 30, 2000. We expect continued improvement in our loss from operations due to the closure of our BlueStar subsidiary and our continued efforts to control costs while growing our subscriber base.

Interest Income and Expense, Net

     Interest income and expense, net consists primarily of interest income on our cash, cash equivalents and short-term investment balances and interest expense associated with our debt. Net interest expense for the three and nine months ended September 30, 2001, was $13.3 million and $69.3 million, respectively, while net interest expense for the three and nine months ended September 30, 2000, was $15.5 million and $36.3 million, respectively. Net interest expense during the period ending September 30, 2001 consisted primarily of accreted interest expense on our 1998 13.5% discounts notes due in 2008, our 1999 12.5% reserve notes due on 2009, our 2000 12% senior notes due 2010, our 2000 6% convertible notes due 2005 and capital lease obligations. Net interest expense was partially offset by interest income earned on cash balances on hand during the period. We expect net interest expense to decrease in future periods if the Bankruptcy Court approves our Plan of Reorganization.

     For the three and nine months ended September 30, 2001, as required by SOP 90-7, the Company recognized interest expense only to the extent that it will be paid during the bankruptcy proceedings or it is probable that it will be an allowed priority, secured, or unsecured claim. Accordingly, we did not recognized interest expense on our long-term obligations that are subject to compromise. The reported interest expense as well as the contractual interest expense for the three and nine months ended September 30, 2001 are disclosed in the accompanying condensed consolidated statements of operations.

     In addition, SOP 90-7 requires that interest income earned by an entity in Chapter 11 that would not have been earned but for the proceedings be reported as a reorganization item. Interest income earned as a result of the proceedings for the three and nine months ended September 30, 2001 amounted to $0.2 million and has been included as a reorganization item in the accompanying condensed consolidated statements of operations.

Investment Gains and Losses

     We recorded a net loss on investments for the three months ended September 30, 2001 of $14.4 million. This included a net realized gain on short-term investments of $0.1 million, equity in the losses of unconsolidated affiliates of $5.0 million and a provision for the impairment of investments in unconsolidated affiliates of $9.5 million. We recognized a net investment loss for the three months ended September 30, 2000 of $1.7 million. For the nine months ended September 30, 2001, we recorded a net loss on investments of $16.3 million. This included equity in the losses of unconsolidated affiliates of $11.6 million, the recognition of other than temporary losses on short-term investments of $1.3 million and a provision for the impairment of investments in unconsolidated affiliates of $9.5 million, offset by a net realized gain on short-term investments of $5.9 million and a gain on disposal of investments in unconsolidated affiliates of $0.2 million. We recognized a net investment gain of $10.0 million for the nine months ended September 30, 2000.

Income Taxes

     We made no provision for income taxes because we operated at a loss during all periods presented.

New Accounting Pronouncements

     On January 1, 2001, we adopted statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on our consolidated financial statements as of and for the three and nine months ended September 30, 2001.

     During the fourth quarter of 2000, retroactive to January 1, 2000, we changed our method of accounting for up-front fees associated with DSL service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle resulted in a charge to operations of $9.2 million, which is included in net loss for the nine months ended September 30, 2000. For the three months ended September 30, 2001 and 2000, we recognized $2.7 million and $4.6 million, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the three months ended September 30, 2001 and 2000 was to decrease net loss by $0.7 million and $1.2 million, respectively, during these periods. For the nine months ended September 30, 2001 and 2000, we recognized $10.6 million and $14.2 million, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during the nine months ended September 30, 2001 and 2000 was to decrease net loss by $2.8 million and $3.5 million, respectively, during these periods.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We are required to adopt SFAS No. 142 on January 1, 2002. We have not yet determined the impact, if any, that Statements Nos. 141 and 142 will have on our condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt SFAS No. 143 on January 1, 2003, and we have not yet determined the impact, if any, that SFAS No. 143 will have on our consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. We are required to adopt SFAS No. 144 on January 1, 2002, and we have not yet determined the impact, if any, that SFAS No. 144 will have our consolidated financial statements.

     In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding the provision in EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. We are required to adopt this provision of EITF Issue 00-25 on January 1, 2002, and we have not yet determined the impact, if any, that this new guidance will have our consolidated financial statements.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the design, creation, implementation and maintenance of our operational support system, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were approximately $2.5 million for the three months ended September 30, 2001 and $20.9 million for the nine months ended September 30, 2001. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be less in future periods while capital expenditures related to the addition of subscribers in existing regions will increase proportionately to the number of new subscribers that we add.

     From our inception through September 30, 2001, we financed our operations primarily through private placements of $220.6 million of equity securities, $1,231.4 million in net proceeds raised from the issuance of notes, and $719.0 million in net proceeds raised from public equity offerings. As of September 30, 2001, we had an accumulated deficit of $2,203.0 million, and cash, cash equivalents, and short-term investments of $205.1 million.

     Net cash used in our operating activities was $406.7 million for the nine months ended September 30, 2001. The net cash used for operating activities during this period was primarily due to net losses of $513.7 million, decreases in accounts payable and other current liabilities of $49.4 million, offset by non-cash expenses and net changes in operating assets and liabilities of $156.4 million.

     Net cash used in our reorganization activities was $4.1 million for the nine months ended September 30, 2001. The net cash was used primarily to cover financial advisory services and legal fees.

     Net cash used by our investing activities was $0.7 million for the nine months ended September 30, 2001. The net cash used by our investing activities during this period was primarily due to purchases of short-term investments of $820.8 million and capital related expenditures of $20.9 million, offset by proceeds of sale and maturities of short-term investments of $836.3 million, proceeds from sale of property and equipment of $3.5 million and proceeds from the sale of investments in unconsolidated affiliate of $1.2 million.

     Net cash used by financing activities for the nine months ended September 30, 2001 was $5.7 million, which was primarily due to payments of principal on long-term obligations of $9.5 million and repurchase of restricted stock of $0.2 million, offset by proceeds of common stock issuances of $3.9 million. In light of our voluntary Chapter 11 filing, we did not make the August 15, 2001 interest payment on our 12.0% senior notes or the September 15, 2001 interest payment on our 6.0% convertible notes and we do not currently plan to make these payments.

     We expect to experience substantial negative cash flow from operating activities for at least the next two years due to continued development of new value-added products and services, commercial deployment of these products and services and the addition of new end-users to our network. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

    o our ability to obtain court approval of Covad's Chapter 11 restructuring plan;

    o the rate at which customers and end-users purchase and pay for our services and the pricing of such services;

    o    the financial condition of our customers;

    o the level of marketing required to acquire and retain customers and to maintain a competitive position in the marketplace;

    o the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

    o    pending litigation;

    o    existing and future technology;

    o the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology;

    o    the regulatory environment for our business;

    o    unanticipated opportunities;

    o    network development schedules and associated costs; and

    o the number of regions entered, the timing of entry and the services offered.

     In addition, we may wish to selectively pursue possible acquisitions of or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings, and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

     If we are able to obtain court approval of our Chapter 11 restructuring plan and we make the payments described in that plan to the bondholders, we believe that our cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs into the third quarter of 2002. If we are also able to consummate the transactions described in our recent agreements with SBC Communications Inc., we expect that with this additional funding we will have enough capital to fund our business until it is free cash flow positive. An adverse judgment in any of the pending litigation, the continued deterioration of the ability of our customers to pay for our services or other adverse business, legal, regulatory or legislative developments would accelerate the time at which we would need additional capital. If necessary, we will develop a contingency plan to address any material adverse developments. We also recognize that we may be required to raise additional capital at times and in amounts that are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it may have a material adverse effect on our financial condition, which could require a further restructuring, or a sale or liquidation of the Company and could significantly dilute our existing shareholders.

Risk Factors

     The following is a non-exclusive summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to "Part I. Item 1. Business--Risk Factors," found in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on May 24, 2001.

    o Covad's Chapter 11 restructuring Plan may not be timely or fully approved by the bankruptcy court which may require us to sell or liquidate the Company which would result in our ceasing to be a public company and the total loss of value for our current stockholders.

    o Covad's Chapter 11 restructuring proceeding could be converted into a Chapter 7 liquidation proceeding and we could be forced to cease operations and liquidate our assets.

    o The Bankruptcy Court could approve a plan of reorganization other than that proposed by us.

    o Our operating subsidiaries may also be forced into bankruptcy proceedings.

    o Covad's Chapter 11 restructuring proceeding may have an adverse effect on the financial results of the Company. For example:

         o    we may be unable to attract and retain qualified employees;

         o    our limited management resources will be strained;

         o our current customers may reduce the number of orders they provide us with or disconnect our existing end-users;

         o prospective customers may be unwilling to enter into agreements to purchase our services;

         o our current vendors may attempt to cancel their contracts with us, which would limit our supply of goods and services that we require to operate, or they may refuse to ship to us on credit and require advance payment;

         o prospective vendors may refuse to do business with us or may require prepayments by us on terms that are unacceptable; and

         o During the pendency of the Chapter 11 restructuring, the uncertainty surrounding our future may have an adverse effect on our business, including the effect listed above.

    o Even if Covad's Plan is approved by the Bankruptcy Court, if we are unable to satisfy the conditions to closing and consummate our recently announced transactions with SBC Communications Inc., we will need to obtain as much as $100 million in additional funding to sustain operations until the time we presently expect to become cash flow positive.

    o If we do not begin soliciting consents to the plan of reorganization by November 15, 2001, or if the plan of reorganization is not approved by January 15, 2002, our agreements with the bondholders provide that the $256.8 million it has placed in escrow for the bondholders will be released to the bondholders and they may retain their claims for the remaining amounts owed on their bonds. If this occurs, it is probable that we will be forced to liquidate the Company.

    o Covad's Chapter 11 proceeding may make us less attractive to prospective investors.

    o Our delisting by the NASDAQ National Market may result in our stock being less attractive to investors.

    o Our delisting by the NASDAQ National Market may make it more difficult for us to raise the additional capital that we need to become cash-flow positive.

    o    Our ability to continue as a "going concern" is uncertain.

    o Our leverage is substantial (subject to the outcome of our restructuring) making it more difficult to respond to changing business conditions.

    o Our rapid growth exacerbated weaknesses in our internal controls, which the Company is currently addressing.

    o We may need to raise additional capital in order to continue our growth and maintain current operations and the conditions for raising funds are difficult right now.

    o Our business will suffer in a variety of ways unless economic and financial market conditions improve.

    o The financial uncertainty of the DSL industry is reducing the number of orders we receive.

    o Our failure to manage our growth effectively may hurt our ability to achieve profitability and positive cash flow from our operations.

    o We are dependent on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

     o Several of our ISP resellers have experienced financial difficulties and have been unable to pay for our services and we expect that other resellers will have similar difficulties in the near future.

    o We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations.

    o We will require a significant amount of cash to service our indebtedness, subject to the outcome of our restructuring plan.

    o Our ability to generate cash depends on many factors beyond our control, including any downturn in general economic conditions, in particular following the terrorist attacks on the U.S. on September 11, 2001.

    o We rely upon distributions from our subsidiaries, excluding BlueStar, to service our indebtedness and our indebtedness is effectively subordinated to the indebtedness of our subsidiaries.

    o The price of our common stock may fluctuate significantly, which may result in losses for investors.

    o Future sales or issuance of our common stock may depress our stock price.

    o Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indentures and other debt agreements, our Stockholder Protection Rights Agreement and our change in control severance arrangements could prevent a change in control.

    o We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

    o The markets we face are highly competitive and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

    o Our business is difficult to evaluate because we have a limited operating history.

    o We cannot predict whether we will be successful because our business strategy is largely unproven.

    o    We have a history of losses and expect losses in the future.

    o Our operating results are likely to fluctuate in future periods and may fail to meet expectations of securities analysts and investors.

    o Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

    o Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes.

    o The failure of traditional telephone companies to adequately provide transmission facilities and provision telephone wires is likely to impair our ability to install lines and adversely affect our growth rate.

    o Challenges in obtaining the overall cooperation of the traditional telephone companies harm our business.

    o Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

    o Our success depends on our retention of certain key personnel, our ability to hire additional personnel and the maintenance of good labor relations.

    o We depend on a limited number of third parties for equipment supply, service and installation.

    o We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

    o The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use.

    o    A system failure could delay or interrupt service to our customers.

    o A breach of network security could delay or interrupt service to our customers.

    o Interference in the traditional telephone companies copper plant could degrade the performance of our services.

    o Our intellectual property protection may be inadequate to protect our proprietary rights.

    o We must comply with federal and state tax and other surcharges on our service, the levels of which are uncertain.

Forward Looking Statements

     The discussions set forth below and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are identified by the use of such terminology as "believes," "expects," "may," "should," "anticipates," "plans," "estimates," and "intends," or derivations or negatives thereof or comparable terminology. Accordingly, such statements involve risks (known and unknown) and uncertainties. Examples of such forward-looking statements include but are not limited to:

    o our ability to satisfy the conditions to closing and consummate our recently announced transactions with SBC Communications Inc.;

    o    our ability to become cash flow positive;

    o our ability to obtain timely and full Bankruptcy Court approval of Covad's Chapter 11 restructuring plan;

    o our ability to finalize the settlement agreement in the securities litigation;

    o    expectations regarding our relationships with our strategic partners;

    o    expectations as to pricing for our services in the future;

    o    expectations as to the impact of our service offerings on our margins;

    o the possibility that we may obtain significantly increased sales volumes;

    o expectations regarding the extent to which enterprise customers roll out our service;

    o plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

    o estimates and expectations of future operating results, including expectations regarding our monthly cash burn rate and the number of installed lines;

    o expectations regarding the time frames, rates, terms and conditions for implementing new services;

    o    plans to develop and commercialize value-added services;

    o projections of the amount of additional capital required to fund our business;

    o    our anticipated capital expenditures;

    o plans to enter into business arrangements with broadband-related service providers;

    o expectations regarding the development and commencement of our voice services;

    o    our ability to manage relationships with our bondholders;

    o the effect of regulatory reform and securities and regulatory litigation;

    o    the effect of other litigation currently pending; and

    o other statements contained in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000, regarding matters that are not historical facts.

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

Item 3. Market Risk

Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, substantially all of our outstanding indebtedness as of September 30, 2001, including our 13.5% senior discount notes due 2008, our 12.5 % senior notes due 2009, our 12.0% senior notes due 2010 and our 6.0% convertible notes due 2005 is fixed-rate debt.

                        COVAD COMMUNICATIONS GROUP, INC.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Purchasers of Covad's common stock and purchasers of the convertible notes Covad issued in September 2000 have filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against Covad and certain present and former Covad officers in the United States District Court Northern District of California. The complaints have been consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired Covad's securities, including those who purchased common stock and those who purchased the Covad's convertible notes during the periods from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. On August 10, 2001, Covad signed a memorandum of understanding with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. Under this agreement, Covad would contribute approximately 6.5 million common shares, representing 3.5 % of the its fully diluted common stock on August 10, 2001. Covad's insurance carriers will fund the cash portion of the settlement. Final settlement is contingent on negotiation and execution of a final agreement and court approvals. We believe we have strong defenses to these lawsuits and intend to contest them vigorously if the parties do not execute a final settlement agreement or the court does not approve the memorandum of understanding. Because this action is at an early stage, however, we are unable to provide you with an evaluation of the ultimate outcome of the litigation if the parties do not execute a final settlement agreement or the court does not approve the memorandum of understanding.

     In addition, six purchasers of the convertible notes that Covad issued in September 2000, have filed complaints against Covad and two former officers in the Superior Court of the State of California for the County of Santa Clara. The complaints have been consolidated. The complaints allege fraud and deceit, negligence and violations of state securities laws. The relief sought includes rescission of the plaintiffs' alleged purchases of approximately $142.0 million in aggregate principal amount of convertible notes and unspecified damages, including punitive damages and attorneys' fees. Two of these purchasers allegedly holding $48.0 million in aggregate principal amount of the convertible notes have dismissed their complaints without prejudice. Following Covad's filing for bankruptcy protection, these plaintiffs removed these actions to Federal Court, seeking to amend their claims. After the Federal Court vacated the hearing on plaintiffs' motion to amend, plaintiffs filed a new complaint in Federal Court. The new complaint alleged causes of action against present and formers directors and officers of Covad and no longer named Covad as a defendant. On October 24, 2001, Covad and two former officers reached a settlement in which the plaintiffs agreed to release all of their claims against Covad and its past and present directors and officers. The settlement creates a settlement fund consisting of a cash amount provided by Covad and its insurance carrier, and is contingent on court approval and certain terms and conditions. If the court approves Covad's Plan of Reorganization, plaintiffs' claims against Covad will be discharged in accordance with the terms of the Plan, even if the court does not approve the settlement payment. If the settlement payment is not approved, however, the settling plaintiffs' claims against the individual defendants will remain. We believe we have strong defenses to these lawsuits and we intend to contest them vigorously if plaintiffs' claims are not discharged in accordance with the proposed Plan of Reorganization.

     Several stockholders have filed complaints, on behalf of themselves and purported classes of shareholders, against Covad and several former and current officers and directors in addition to some of the Covad's underwriters in the United States District Court for the Southern District of New York. These lawsuits are so-called "IPO allocation" cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. Plaintiffs' counsel claim that Covad and others failed to disclose the arrangements that some of Covad's underwriters purportedly made with certain investors. The actions against Covad were stayed pursuant to the Bankruptcy Code's automatic stay provisions on August 15, 2001 when Covad filed for reorganization under Chapter 11 of the Bankruptcy Code. We believe Covad has strong defenses to these lawsuits and we intend to contest them vigorously. However, because these lawsuits are at an early stage, we are unable to provide an evaluation of the ultimate outcome of the litigation.

     In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit. We also recently filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursing antitrust and other claims in this lawsuit arising out of BellSouth's conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. Both BellSouth and Verizon have asked the courts to dismiss these cases on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech, which dismissed a consumer antitrust class action against Ameritech. We opposed the BellSouth and Verizon motions. The Georgia court recently granted in part BellSouth's motion and dismissed some of our antitrust claims and breach of contract claims. We subsequently dismissed our remaining claims in order to appeal the court's ruling in the Eleventh Circuit Courts of appeals. To date, the District of Columbia court has not ruled on Bell Atlantic's motion. We cannot predict the outcome of this motion.

     On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. It claims that we falsified trouble ticket reports with respect to the phone lines that we ordered and made false statements to the public and governmental authorities critical of Verizon, and seeks unspecified monetary damages (characterized as being in the "millions") and injunctive relief. The complaint asserts causes of action for negligent and intentional misrepresentation and violations of the Lanham Act and the California unfair business practices statute. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.

     A manufacturer of telecommunications hardware named "COVID" has filed an opposition to our trademark application for the mark "COVAD and design" and is seeking to cancel our registration of the COVAD trademark. We do not believe that this opposition has merit, but trademark proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the "COVAD" name. COVID has also filed a complaint in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. COVID is seeking an injunction to stop us from using the COVAD trademark, as well as an award of monetary damages. The actions Covad were stayed pursuant to the Bankruptcy Code's automatic stay provisions on August 15, 2001 when Covad filed for reorganization under Chapter 11 of the Bankruptcy Code. We do not believe that these claims have any merit, but the outcome of litigation is unpredictable and we cannot guarantee that we will prevail.

     Numerous former shareholders of Laserlink.Net, Inc. have threatened to file complaints against Covad and two of its former officers and have provided three draft complaints seeking damages. Their allegations arise out of claims that Covad failed to timely register Covad shares that they received in exchange for their Laserlink.Net shares and thereafter failed to maintain such registration, that Covad made fraudulent representations in connection with the acquisition, and that certain shares were not timely delivered out of escrow. On September 21, 2001, Covad conducted settlement negotiations with a group of these shareholders and agreed to a settlement in principle of $2.3 million and the issuance of 2.0 million shares of Covad's stock in exchange for a release of claims. Consummation of the settlement is dependent on, among other things, court confirmation of the Plan of Reorganization. We are unable to determine at present the amount of any liability to us that would result were such claims to be filed.

     Several creditors of BlueStar Communications Group, Inc. and its subsidiaries have threatened to file lawsuits against Covad and its subsidiaries to recover amounts owed by BlueStar and its subsidiaries. Two of these creditors, GE Capital and Heller Financial, have filed proofs of claims in our Chapter 11 proceedings for $41 million. We objected to the proof of claim filed by GE Capital and requested a hearing where the bankruptcy court would estimate the value of this claim. We plan to file a similar objection and request for an estimation hearing with respect to Heller Financial's similar proof of claim. It is uncertain whether additional creditors will pursue similar claims. We believe that these assertions are without merit and that we would have strong defenses to any such legal action. However, the facts supporting these assertions are unclear and the outcome of litigation is inherently uncertain, so the ultimate outcome of these matters cannot presently be determined.

     We are also a party to a variety of other legal proceedings as either plaintiff or defendant, or are engaged in business disputes that arise in the ordinary course of business. We do not believe the ultimate outcome of these matters will have a material impact on our financial position or results of operations.

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

Item 2. Changes in Securities and Use of Proceeds

          None

Item 3. Defaults upon Senior Securities

     As a result of the commencement of our voluntary petition for relief under Chapter 11, described above, we are currently in default on $1.35 billion in face amount or accreted value of such high yield indebtedness detailed as follows:

          $211,487,900           13.5% senior discount notes due 2008
          $215,000,000           12.5% senior notes due 2009
          $425,000,000           12.0% senior notes due 2010
          $500,000,000           6.0% convertible notes due 2005

     In addition, on August 15, 2001, as a result of its decision to seek reorganization under the bankruptcy laws through a voluntary Chapter 11 filing, we did not make a $25.5 million interest payment due under the terms of a senior notes indenture governing the 12.0% senior notes due 2010 and a $15.0 million interest payment due under the terms of a convertible notes indenture governing the 6% convertible notes due 2005. The Chapter 11 filing caused a default under substantially all of the our debt agreements, including leases.

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits:

Exhibit
Number    Description

------    -----------
 2.1 Proposed First Amended Plan of Reorganization (incorporated by reference to Exhibit 1 to the Disclosure Statement In Support of First Amended Plan of Reorganization contained in the Company's Current Report on Form 8-K dated November 9, 2001)

10.1 Resale Agreement by and among SBC Communications Inc., Covad Communications Group, Inc., DIECA Communications Company and Laserlink.Net, Inc.

10.2 U.S. $50,000,000 Credit Agreement by and between Covad Communications Group, Inc., as Borrower and SBC Communications Inc., as Lender


     b.   Reports on Form 8-K

          On July 20, 2001, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting that the Company's common stock would no longer be listed on the Nasdaq National Market.

          On August 7, 2001, the Company filed a current report on Form 8-K pursuant to Item 5 thereof, reporting that the Company was in negotiations with a group of its bondholders.

          On August 17, 2001, the Company filed a current report on Form 8-K pursuant to Item 3 thereof, reporting that the Company filed a voluntary petition for relief under Chapter 11 of the Federal bankruptcy code in the United States Bankruptcy Court for the District of Delaware.

          The Company filed a current report on Form 8-K pursuant to Item 9 thereof, reporting that the Company had mailed its Disclosure Statement in Support of Its First Amended Plan of Reorganization.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      COVAD COMMUNICATIONS GROUP, INC.


Date: November 14, 2001  By: /s/ Charles E. Hoffman
                           -----------------------------------------------------
                                 President, Chief Executive Officer and Director


Date: November 14, 2001  By: /s/ Mark Richman
                           -----------------------------------------------------
                                 Senior Vice President and
                                 Chief Financial Officer