Form 10-K
period 2001-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2002-03-29
CIK 1043769

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

    For the fiscal year ended December 31, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

    For the transition period from__________to__________

                       Commission file number 000-25271

                       COVAD COMMUNICATIONS GROUP, INC.
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                    4813                   77-0461529
      (State or Other          (Primary Standard
       Jurisdiction               Industrial             (I.R.S. Employer
    of Incorporation or       Classification Code
       Organization)                Number)             Identification No.)

            3420 Central Expressway, Santa Clara, California 95051
                                (408) 616-6500
         (Address and Telephone Number of Principal Executive Offices)

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 1, 2002 as reported on the OTC Bulletin Board, was approximately $333 million. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [X]  NO [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of March 22, 2002, there were 220,562,012 shares outstanding of the Registrant's Common Stock and no shares outstanding of the Registrant's Class B Common Stock.

================================================================================

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

Overview

   We are a leading provider of high-speed Internet connectivity ("broadband") services to both business and consumer end-users sold through direct and wholesale channels, and possess the nation's largest digital subscriber line ("DSL") network not owned by a traditional telephone company. This national network encompasses more than 1,700 central offices in operation across the U.S. in 94 metropolitan statistical areas and passes more than 40 million, or approximately 40 to 45 percent, of all homes and businesses in the U.S. Our services include a range of high-speed, high-capacity Internet access connectivity and related services using DSL, T1, Virtual Private Network ("VPN"), and firewall technologies.

   We leverage our national network by selling (1) on a wholesale basis through Internet service providers, telecommunications carriers, and other customers; and (2) on a direct basis through field sales, telephone sales, value-added resellers and our website. Enterprise customers purchase our services to provide their employees with high-speed remote access to the enterprise's local area network ("RLAN access"). As of December 31, 2001, we had approximately 351,000 DSL and other high-speed lines in service (approximately thirteen percent of which are associated with financially-distressed customers), and provided service to more than 150 wholesale customers including AT&T Corporation, XO Communications, EarthLink, Inc., Megapath Networks, and Speakeasy.net. In addition, we sell to branded virtual service providers who purchase turnkey dial-up services for resale to their customers or affiliate groups. As of December 31, 2001, we also provide dial-up Internet access service to over 190,000 subscribers through Covad.net, our direct sales channel.

Recent Developments

   On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming our pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001 (the "Plan"). On December 20, 2001 (the "Effective Date"), the Plan was consummated and we emerged from bankruptcy. Under our Plan, we were able to retire approximately $1.4 billion in aggregate face amount of outstanding notes in exchange for a combination of approximately $271.7 million in cash and approximately 35.3 million common shares, or 15% of the reorganized company. We also settled other claims against the company as part of our reorganization. See "Part II. Item 8. Notes to Consolidated Financial Statements, Note 2, Reorganization Under Bankruptcy Proceedings." for additional details.

   On January 4, 2002, we purchased substantially all of the assets of one of our customers, InternetConnect, in an auction supervised by the U.S. Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $7.4 million. We did not assume any liabilities or obligations of InternetConnect. The assets purchased included accounts receivable, cash, equipment and other assets including approximately 9,250 end-user connections. The majority of these lines were on our network when we purchased the assets. We have offered most of these end-users similar services and we expect that a significant portion of these end-users will migrate to our direct service.

   On February 27, 2002, the United States House of Representatives approved H.R. 1542, principally sponsored by Congressmen Tauzin (R-LA) and Dingell (D-MI). This bill would need to be approved by the United States Senate and the President before it could become a law. This bill contains several provisions that, if enacted into law, would impair the expansion of our business. Specifically, H.R. 1542 would permit the Bell Operating Companies to enter the long distance data market without first satisfying the market-opening provisions of the 1996 Act, including the obligations to provide nondiscriminatory access to unbundled network elements. In addition, the legislation would, in its current form, eliminate the legal requirement that telephone companies provide access to local loops that consist of a combination of fiber and copper, rather than just copper. If our ability to lease such loops were eliminated, it would severely impact our addressable market and our ability to compete effectively with the telephone companies' retail DSL offerings. It is unclear whether additional amendments may be made to the legislation that would impact our business in a positive or negative way. It is equally unclear whether this legislation will ever become law. Passage of this or any similar legislation could adversely affect our business (See "Part I.
Item 1. Business--Government Regulation" and "Part I. Item 1. Business--Risk Factors" for a more detailed discussion of this topic).

   In February 2002, Terry Moya, our Executive Vice President, External Affairs and Corporate Development left the Company and has threatened litigation against the Company as described in "Part I. Item 3. Legal Proceedings." In March 2002, Cathy Hemmer, our Executive Vice President and Chief Operations Officer, announced her intentions to leave the company at the end of the month to pursue other opportunities. The responsibilities of these executives have been assumed by other members of our executive management team. While these departures may cause some disruption, we do not believe they will have a material impact on our business.

Industry Background

  Emergence of DSL Technology

   DSL technology first emerged in the 1990's and is commercially available today to address performance bottlenecks of the public switched telephone network. DSL equipment, when deployed at each end of standard copper telephone lines, increases the data carrying capacity of copper telephone lines from analog modem speeds of up to 56.6 kilobits per second (for the fastest consumer modems) and ISDN speeds of up to 128 kilobits per second to DSL speeds of up to 8 megabits per second downstream and up to 1.5 megabits per second upstream, depending on the length and condition of the copper line. Recent advances in semiconductor technology, digital signal processing algorithms as well as falling equipment prices have made the widespread deployment of DSL technology more economical. We anticipate that equipment prices will continue to decrease on a per user basis as a result of continued advances in semiconductor technologies and increases in equipment production volumes.

   Because DSL technology reuses the existing copper plant, it is generally less expensive on a per user basis to deploy on a widespread scale than alternative technologies, such as cable, wireless, and satellite technologies. As a result, a significant portion of the investment in a DSL network is success-based, requiring a comparatively lower initial fixed investment. Subsequent variable investments in DSL technology are directly related to the number of end-user subscribers. New services such as VPNs and firewalls can easily be deployed over a DSL network, leveraging the investment in collocation space and the overall network.

  Growing Market Demand for Broadband Communications and Bandwidth Services

   High-speed connectivity has become important to small and medium-sized businesses and consumers due to the dramatic increase in Internet usage. This has resulted in both the need to improve the efficiency of the time spent on-line as well as the desire to have quick access to higher quality, graphics-intensive on-line services and documents. According to industry experts, the number of digital subscriber lines is expected to expand in the U.S. from approximately 4.5 million lines at year-end 2001 to over 20.9 million lines by 2006, with the majority of this growth occurring in the residential sector.

   As use of the Internet, intranets and extranets increases, we expect the market size for both small and medium-sized business access, consumer Internet, RLAN access and virtual private networks to continue to grow, causing the demand for high-speed connectivity services to also grow. The full potential of Internet and local area network applications, however, cannot be realized without removing the performance bottlenecks of the existing public switched telephone network and moving toward an "always connected" network. Over the last ten years, increases in telecommunications bandwidth have significantly lagged improvements in microprocessor performance, and most Internet users can only connect to the Internet or their corporate local area network by low-speed analog telephone lines.

   Connections that are faster than dial-up are available, however, including:

  . Integrated Services Digital Networks ("ISDN")--An ISDN line transmits digital signals over ordinary analog lines and is capable of carrying data at speeds up to 128 kilobits per second.

  . T1 and Fractional T1 Lines--T1 and Fractional T1 Lines are telephone industry terms for specialized digital transmission links with a capacity of 1.544 megabits per second or portions thereof.

  . Frame-Relay Circuits--A frame-relay circuit is a high-speed packet-switched data communications protocol used across the interface between user devices (such as hosts and routers) and network equipment (such as switching nodes) at speeds up to 45 megabits per second.

  . Cable Modems--Cable modems provide Internet access over hybrid fiber-coaxial cable at downstream speeds up to 10 megabits per second.

  . Satellite--Satellite connections offer one-way and two-way high speed connections with speeds up to 150 Kbps upstream and 500 Kbps downstream. Direct visibility to the satellite is critical.

  . Wireless--Wireless services can be fixed or mobile in nature with fixed services offering speeds up to 5 Mbps and mobile services offering speeds up to 2 Mbps.

While these services are generally available in the United States, they are frequently expensive, complex to order, install and maintain and, in some cases, not as widely available as DSL technology.

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

Business Strategy

   Our objective is to become the leading nationwide provider of high-speed Internet connectivity and related services to enable the advancement of business and consumer applications that are enhanced by broadband communications. The key elements of our strategy to achieve this objective are as follows:

   Drive our business toward profitability and positive cash flow. In response to changes in the economy and the capital markets, we adopted a business plan that helped to lower our cost structure in an effort to reach profitability earlier than previously planned with less capital. Specific steps we have taken in this regard include:

  . completing our Chapter 11 proceeding, which eliminated approximately $1.4 billion in debt;

  . assigning our subsidiary, BlueStar Communications Group ("BlueStar"), for the benefit of BlueStar's creditors;

  . reducing our workforce by approximately 2,600 employees from a peak of approximately 4,000 employees in 2000 to approximately 1,400 employees (excluding temporary workers) as of December 31, 2001;

  . reducing the size of our network to approximately 1,700 central offices through the closing of approximately 200 underproductive or not fully built out central offices within the Covad network and approximately 250 central offices related to BlueStar;

  . reducing the rebates and other incentives that we provide to our customers;

  . consolidating offices throughout the United States, including relocating our corporate headquarters in Santa Clara, California;

  . downsizing our international operations and discontinuing plans to fund additional international expansion while continuing to manage existing investments;

  . enhancing productivity in our operations to increase customer satisfaction while reducing costs;

  . streamlining our direct sales and marketing channel and supplementing it with telephone sales and sales through our website; and

  . evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising expenses.

   Increase subscribers in our targeted metropolitan statistical areas. As of December 31, 2001 our network was operational in 94 of the top metropolitan statistical areas nationwide, passing 40% of all homes and businesses in the United States. We plan to maintain our network size at substantially these levels in the near term while we focus on adding subscribers in these markets. Consequently, the amount of capital expenditures associated with an expansion of the network will be greatly reduced and will be primarily dependent upon subscriber growth.

   Establish and maintain sales and marketing relationships with leading Internet service providers, telecommunications carriers and other DSL resellers to drive subscriber growth. We principally target Internet service providers, telecommunications carriers and other DSL resellers that can offer their end-users cost and performance advantages for Internet access using our services. In most cases, we provide connections to Internet service providers, which then offer high-speed Internet access using our network. In other cases, we provide wholesale DSL and Internet access services for resale by our customers. In this way we:

  . carry the traffic of multiple Internet service providers, telecommunications carriers and other customers in any region, increasing our volume and reducing our costs per subscriber;

  . leverage our selling efforts through the sales and support staff of these Internet service providers, telecommunications carriers and other customers;

  . offer Internet service providers, telecommunications carriers and other customers a competitive alternative to ILECs as wholesale service providers; and

  . provide Internet service providers, telecommunications carriers and other customers a high-speed service offering to compete with cable-based Internet access.

   Sell directly to selected business end-users. We also provide high-speed access, Internet access, web hosting, electronic mail, and VPN services directly to business end-users. Our strategy is to utilize a combination of direct field salespeople, telephone sales, websales and third-party referrals to sell into all of our markets.

   Develop and commercialize value-added services. We intend to introduce value-added services to our customers and leverage the value of the network access we offer today. Offering services such as voice over DSL, DSL plus Internet Protocol (DSL + IP), Managed Security Systems, Private Networking and our Virtual Service Provider ("VSP") offerings will allow us to bundle service offerings to our customers and increase the number of channels through which we sell our services. We believe this is an important part of our strategy and will allow us to build upon our success in adding and retaining subscribers.

   In late 2001 we introduced TeleXtend, which is Internet access services using T1 technology. These services allow us to offer higher-bandwidth services to customers outside the traditional reach of DSL, and to meet the needs of businesses looking for an Internet connection with higher service levels. We expect that T1 services will allow us to generate higher revenue and earn higher margins from services sold to small business customers. They will also allow us to offer services to medium and large enterprises with higher bandwidth needs.

   In early 2002, we also introduced a suite of managed security services, including a managed firewall and a site-to-site VPN service. These services allow us to address what we believe is a large and underserved small and medium sized business security market. We believe these services will increase our average revenue per business customer as we offer more services to the same customer.

   Continue to develop our operational support systems ("OSS") and explore potential commercialization. Covad has developed a proprietary OSS, which we believe is an industry leader in the automation of provisioning, monitoring and customer support of a broadband network and broadband related services. This system is comprised of internally custom developed software and supplemented with various third party applications. We will continue to refine this system architecture to allow for further productivity improvements and cost reductions.

   We have been approached in the past and may be approached in the future by parties interested in licensing our OSS for use in domestic and international markets. These licensing opportunities will be evaluated on a case-by-case basis and may result in licensing agreements. Such licenses may provide us with license payments, an equity stake in the licensee and/or royalty payments. We do not believe that such activity will detract from our core business nor will it result in significant new revenues.

   Take advantage of new regulatory developments. In late 1999, the FCC required the major local phone companies to provide us, and other competitive local carriers, with "line sharing." This allows us to provide our services over the same telephone wire used by the traditional telephone companies to provide analog voice services. In addition, the conditions adopted by the FCC in October 1999 in connection with the SBC Communications, Inc./Ameritech Corp. merger include provisions for line sharing and reductions in costs for telephone wires in certain circumstances. Beginning in 2000, we started to provision new orders for our consumer-grade services over line-shared telephone wires. Asymmetric DSL and standard telephone service can exist on a single line and most, if not all, of the traditional telephone companies provision their own asymmetric services on the same line as existing voice services. Now, almost all of our new consumer orders are provisioned over line shared lines.

   We see line sharing as an important opportunity for us for four reasons. First, line sharing significantly reduces the monthly recurring charges we incur for telephone loops. Second, line sharing reduces the time it takes traditional telephone companies to deliver telephone loops because the telephone loop already exists. Third, line sharing helps resolve lack of telephone loop problems that we have encountered when ordering telephone loops in some areas of the country. And fourth, line sharing has enabled us to offer self-installation, which reduces our costs and should improve the end-user installation experience. Some of our traditional telephone company competitors have challenged the FCC decision regarding line sharing.

Our Competitive Strengths

   We were formed to capitalize on the substantial business opportunity created by the growing demand for high-speed Internet and network access, the commercial availability of low-cost DSL technology, and the passage of the 1996 Telecommunications Act. Competitive strengths of our solution to provide high-speed connectivity services include:

  . an attractive value proposition that provides two-way high-speed connectivity to business and consumer customers at similar or lower prices than the alternative high-speed technologies currently available;

  . a nationwide network service delivery capability that covers approximately 40% of all homes and businesses in the United States;

  . multiple distribution channels including indirect sales (such as Internet service providers, telecommunications resellers, and other third party resellers), direct sales (including field sales, telephone sales, websales), third party referral services and national brand entities;

  . a mix of high-margin business end-users along with lower-margin, high-volume consumer end-users;

  . a widely available, continuously connected, relatively secure, business grade network that facilitates deployment of Internet and Intranet applications; and

  . a management team experienced in the data communications, telecommunications and personal computer industries.

   Attractive Value Proposition. We offer higher bandwidth digital connections than some alternative services. Our services also do not vary with usage and are offered at similar or lower prices than similar alternative services. For business Internet users, our high-end services offer two-way bandwidth comparable to that offered by T1 and frame-relay circuits at lower price points. For the RLAN market, our mid-range services are three to six times the speed of ISDN lines and up to ten times the speed of the fastest consumer analog modems at monthly prices similar to or lower than those for heavily used ISDN lines. We believe that many of our enterprise customers can justify deploying our lines to their employees if their employees' productivity improves by only a few hours per month based on increases in the number of hours worked and decreases in commute time and time spent waiting for information. For consumer Internet users, our Internet service provider customers resell our services at prices comparable to current cable modem and local phone company services. Unlike cable modems, however, where multiple users share a single coaxial cable, our service provides a dedicated, two-way connection from each end-user's home or business to our network. We believe our dedicated high-speed, two-way connection provides a superior end-user experience.

   We have leveraged our first-mover advantage to deploy a large nationwide network and grow our number of lines installed. We were the first to widely roll out DSL services on a commercial basis in the U.S., making DSL service available for purchase in the San Francisco Bay Area in December 1997. We believe that we have leveraged our first-mover advantage to rapidly expand our network into our targeted metropolitan regions across the United States. We believe that our more than 1,700 central offices give us one of the nation's largest DSL networks, passing more than 40 million homes and businesses. We have also developed proprietary OSS software and procedures to allow us to efficiently add subscribers to our network. As of December 31, 2001, we had approximately 351,000 lines in service nationwide (approximately 13% of which are associated with financially distressed customers) and we have demonstrated the capacity to add over 1,000 subscribers per day to our network using our OSS tools.

   A wide-variety of channels to reach end-users. We have leveraged the brands, sales and marketing, operational capabilities, and existing customer base of major and startup Internet service providers and telecommunications carriers to generate demand for our services. We are increasing the use of our own direct sales force, telephone sales, websales and third party referral services to generate end-user orders for our services in certain markets. We believe our broad approach to generate end-user demand for our services is one of our key competitive strengths.

   A mix of high-margin business end-users and lower-margin consumer end-users. Unlike our cable modem service and traditional local telephone company competitors, we have historically targeted and continue to target small business end-users who desire more robust services which generate higher margins than our consumer end-user services. Because our business end-user base is a very significant percentage of our total end-user base (approximately 52% of our installed lines as of December 31, 2001), we believe our mix of services generate a significantly higher average sales price per end-user than our larger competitors. We have been successful in penetrating a significant portion of the small business market in many of the cities in which we offer our services. By balancing a reduced cost of service delivery through line sharing and self-install kits for consumer installations while offering lower prices targeted at higher volume, lower-margin consumer end-users, we believe that we will obtain the necessary economies of scale in reducing our average per unit costs of providing our services. We therefore believe our mix of business and consumer end-users is one of our competitive strengths.

   Widely available, always-connected relatively secure network. Our strategy of providing comprehensive coverage in each region we serve is designed to ensure that our services are available to the vast majority of potential end-users. Our network provides 24-hour, always-on connectivity, unlike ISDN lines and analog modems, which require customers to dial-up each time for Internet or RLAN access. Also, because we use dedicated connections from each end-user to our network, our customers can reduce the risk of unauthorized access relative to other shared forms of broadband access, such as cable modems.

   Experienced management team. Our management team includes individuals with extensive experience in the data communications, telecommunications and personal computer industries, including Charles E. Hoffman, President, Chief Executive Officer and Director (former Chief Executive Officer of Rogers Wireless); Charles McMinn, Chairman of the Board of Directors (Covad founder and former Chief Executive Officer of Certive Corporation); Mark A. Richman, Senior Vice President and Chief Financial Officer (former Chief Financial Officer at MainStreet Networks); Anjali Joshi, Executive Vice President, Engineering (former Program Manager at AT&T Corp.); Dhruv Khanna, Executive Vice President, Secretary, and General Counsel, Legal and External Affairs (Covad founder and former in-house counsel for Intel Corporation's communications products division); Chuck Haas, Executive Vice President & General Manager, Covad Wholesale (Covad founder and former Manager of Business Development at Intel Corporation); Patrick Bennett, Executive Vice President & General Manager, Covad Direct (former Senior Vice President of Marketing and Product Development at TESSCO); Carol Karney, Senior Vice President, Strategic Partnerships (former Global Communications Manager at Mobil Oil); and Michael Hanley, Senior Vice President, Organizational Transformation (former Vice President, Organizational Transformation at Rogers Wireless).

Our Service Offerings

   We offer ten business-grade services, two consumer grade services and two managed security services. Our business grade services are offered under the TeleSpeed (six services), TeleSoho (one service) and TeleXtend (three services) brands and our consumer-grade services are offered under the TeleSurfer brand. Managed security services and VPN services are offered under the TeleDefend brand. In addition, Internet service provider and enterprise customers may purchase backhaul services from us to connect their facilities to our network.

   We believe that substantially all, if not all, of the potential end-users in our target markets generally can be served with one of our services. The specific number of potential end-users who qualify for service will vary by central office, by region and will be affected by line quality. Prices for our end-user services vary depending upon the performance level of the service and the underlying technology used to deliver the service. Our prices also vary for high volume customers that are eligible for volume discounts. See "Item 1. Business--Risk Factors--We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow" for a discussion of some of the risks associated with our ability to sustain current price levels in the future. The chart below compares the performance and target markets for each of our end-user services:

                  Maximum     Maximum
                "Downstream" "Upstream"
                  Speed To   Speed From  Range*
Services          End-User    End-User   (Feet)             Market Usage
--------        ------------ ---------- ---------           ------------
TeleSpeed 144..   144 Kbps    144 Kbps   35,000   ISDN replacement
TeleSpeed 192..   192 Kbps    192 Kbps   15,000   Business Internet, RLAN
TeleSpeed 384..   384 Kbps    384 Kbps   15,000   Business Internet, RLAN
TeleSpeed 768..   768 Kbps    768 Kbps   13,000   Business Internet
TeleSpeed 1.1..   1.1 Mbps    1.1 Mbps   12,000   Business Internet
TeleSpeed 1.5..   1.5 Mbps    1.5 Mbps    7,000   T1 Equivalent
TeleSoho.......   1.5 Mbps    384 Kbps   15,000   Small Office/Home Office
TeleXtend 384..   384 Kbps    384 Kbps  Unlimited Business Internet
TeleXtend 768..   768 Kbps    768 Kbps  Unlimited Business Internet
TeleXtend 1.5..   1.5 Mbps    1.5 Mbps  Unlimited Business Internet, T1 replacement
TeleDefend.....     N/A         N/A        N/A    VPN, Managed Firewall
TeleSurfer.....   608 Kbps    128 Kbps   15,000   Consumer
TeleSurfer Plus   1.5 Mbps    384 Kbps   15,000   Consumer

--------
* Estimated maximum distance from the end-user to the central office.

  TeleSpeed

   We launched service in December 1997 with our TeleSpeed services. These services are intended to connect individual end-users on previously unused conventional telephone wires to our DSL equipment in their serving central office and from there to our network serving that metropolitan statistical area. The particular TeleSpeed service available to an end-user depends in large part on the end-user's distance to their respective central office.

   TeleSpeed 144. Our TeleSpeed 144 service operates at speeds up to 144 kilobits per second in each direction, which is similar to the performance of an ISDN line. This service, which can use existing ISDN equipment at the end-user site, is targeted at the ISDN replacement market where its per month flat rate can compare favorably to ISDN services from the traditional telephone company when per-minute usage charges apply. It is also the service that we offer on telephone wires that are either too long to carry our higher speed services or are served by digital loop carrier systems or similar equipment where a continuous copper connection is not available from the end-user site to a central office.

   TeleSpeed 192. This service provides one-and-a-half to three times the performance of ISDN lines at similar or lower price points to heavily-used ISDN lines.

   TeleSpeed 384. This service provides three to six times the performance of ISDN lines or approximately one-fourth the band width of a T1 data circuit, at similar price points to heavily-used ISDN lines. The target markets for this service are small businesses needing moderate speed access to the Internet or enterprises seeking a telecommuter solution at a reasonable price compared to alternate solutions.

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

   TeleSpeed Remote. TeleSpeed Remote provides high-speed network access for end-users to their corporate networks. This service is targeted at businesses that want high-speed remote office connections at a lower cost than ISDN or frame-relay services. For example, this service can provide a corporation's employees that are located outside of their corporate office's general geographic region with high-speed access to their corporate network.

  TeleSoho

   TeleSoho. Our TeleSoho service was introduced in September 2001. We designed this service for the Small Office/Home Office ("SoHo") customer segment, with merged features from our consumer and business services. The service is asymmetric, offering speeds up to 1.5 megabits per second downstream and up to 384 kilobits per second upstream, and can be delivered to customers using self installation or professional installation. TeleSoho is provisioned with an ADSL router capable of supporting up to four end users and can support one fixed IP address.

  TeleXtend

   Our TeleXtend services were introduced in November 2001. These services allow end-users to connect to our network equipment in their servicing central office and from there to our network serving that metropolitan statistical area. The TeleXtend services available to end users are not limited by distance from the servicing central office or the quality of the line connecting the end user to the central office. As of December 31, 2001, TeleXtend services were available in 395 central offices and 516 central offices as of March 5, 2002.

   TeleXtend 384. This service provides three to six times the performance of ISDN lines at similar price points to heavily-used ISDN lines and at price points favorable to fractional T1 services from other providers. The target market for this service is small businesses needing moderate speed access to the Internet but who are unable to receive adequate speeds from DSL services due to distance or loop quality.

   TeleXtend 768. This service provides one-half the bandwidth of a T1 data circuit at substantially less than one-half of the monthly price that we estimate is typical for T1 service from other providers. The target market for the TeleSpeed 768 service is small businesses needing moderate speed access to the Internet but who are unable to receive adequate speeds from DSL services due to distance or loop quality and have been unable to afford the price of competitive T1-based service offerings.

   TeleXtend 1.5. This service provides full T1 bandwidth for substantially less than the monthly price that we estimate is typical for T1 services from other providers. The target markets for the TeleXtend 1.5 service are small businesses needing high speed access to the Internet but who are unable to receive adequate speeds from

DSL services due to distance or loop quality and have been unable to afford the price of competitive T1-based service offerings, and larger businesses looking to replace existing frame relay or T1 services with a more cost-effective alternative.

  TeleSurfer

   Our TeleSurfer service was introduced in April 1999 and is designed for the consumer segment. This service is asymmetrical and intended to operate over the digital spectrum of the phone line currently used by an end-user to receive their basic voice service. This service offers speeds up to 1.5 megabits per second downstream and up to 384 kilobits per second upstream. We generally deliver this service to customers using self installation over a line-shared loop. Line-sharing and self installation reduce the up front costs to the end user for installation of the service.

   TeleSurfer. This consumer-grade service is an asymmetric service, offering speeds up to 608 kilobits per second downstream and up to 128 kilobits per second upstream. This service is our base consumer service. The target market for this service is a consumer using either dial-up analog or ISDN connections for web access.

   TeleSurfer Plus. This is a premium consumer-grade asymmetric service, offering speeds up to 1.5 megabits per second downstream and up to 384 kilobits per second upstream. The target market for this service is a consumer using analog or ISDN connections for web access that require faster speeds than our base service.

  DSL + IP

   This service currently bundles Internet protocol services with our high-speed connectivity services. The additional Internet protocol services include end-user authentication, authorization and accounting, Internet protocol address assignment and management, domain name service and Internet protocol routing and connectivity.

  VSP

   This service provides a complete dial-up service for organizations and businesses that want to offer Internet services to their customers without having to develop their own Internet capabilities. We provide Internet services to end-users under the brand name of our customer or co-branded with Covad.net. These Internet services are a turnkey solution that includes dial-up and high-speed access, registration, connection and Internet software, web sites, network authentication, electronic mail, billing and reporting, news, web-space and end-user service and technical support.

  TeleDefend

   TeleDefend Firewall is a managed firewall service that provides security to businesses with only one site. It helps prevent unauthorized users from hacking into a business' local area network ("LAN") and viewing, stealing, or damaging confidential information. TeleDefend VPN/Firewall is a site-to-site private networking solution with a built-in managed firewall that helps provide security to businesses with multiple sites. It gives a business the ability to securely connect multiple sites and also helps to prevent unauthorized users from hacking into its head office LAN or remote office LANs.

   TeleDefend Firewall and TeleDefend VPN/Firewall were designed to provide a turnkey solution to meet the unique needs of the small and medium-sized business. Key features include professional up-front consultation and configuration, self installation with telephone support, regular maintenance, 24x7 customer support and proactive monitoring, and service level agreements ("SLAs"). TeleDefend Firewall and TeleDefend VPN/Firewall are based on a custom integrated security device from NetScreen Technologies that uses industry leading security technologies, including stateful packet inspection firewall, IPSec tunnels and Triple DES ("3DES") encryption.

  Other Services

   We also provide DS3 and OC3 circuit backhaul services from our regional network to a customer's site. This service aggregates individual end-users in a metropolitan statistical area and transmits the packet information to the customer on a single high-speed line. The service utilizes an asynchronous transfer mode ("ATM") protocol that efficiently handles the high data rates involved and operates at up to 45 megabits per second for DS3 circuits and up to 155 megabits per second for OC3 circuits. In addition to monthly service charges, we impose non-recurring order set-up charges for end-users for our services. Customers must also purchase a DSL modem from us or a third party for each service connection. Certain of our customers also purchase inside wiring and professional installation services from us.

Customers

   We offer our services to Internet service providers, telecommunications carriers, branded virtual service providers, enterprises and other DSL resellers as well as directly to end-users. As of December 31, 2001, we had approximately 351,000 lines in service (approximately thirteen percent of which are associated with financially-distressed customers) and we had received orders for our services from more than 150 Internet service provider, enterprise and telecommunications carrier customers.

  Wholesale

   Our agreements with Internet service providers and other DSL resellers generally have terms of one year and are nonexclusive. We do not require Internet service providers to generate a minimum number of end-users and generally grant volume discounts based on subscriber volume. We serve Internet service providers who provide their own Internet access service and have started serving Internet service providers who choose to obtain access to the Internet through us (DSL + IP). In both cases, the Internet service providers purchase our services on a wholesale basis and sell these services under their own brand.

   We also enter into customer agreements with telecommunications carriers, including competitive telecommunications companies and interexchange carriers. Under these agreements our telecommunication carrier customers typically resell our services to their new and existing customers. These carriers currently market our services primarily to small, medium and enterprise businesses that purchase voice services from them.

   We also sell our services through branded virtual service providers. In these agreements a company with a recognized brand would utilize Covad as the underlying Internet service provider by which it may provide service to an existing base of customers who are potential purchasers of dial-up and high-speed Internet service.

   The following is a list of selected customers:

                                        Selected
              Selected Internet Service Telecommunications
              Providers                 Carriers
              ---------                 --------
              EarthLink, Inc.           AT&T Corporation
              Megapath Networks         WorldCom Group
              Speakeasy.net             Genuity Inc.
              XO Communications         SBC Communications, Inc.

   During the calendar year 2001, EarthLink, AT&T Corporation, and XO Communications became our largest customers based on lines in service and revenue. We added several important customers in 2001 including Megapath Networks and continue to grow our business through our indirect channel that at year end 2001 had included approximately 125 active customers.

   In 2001, several of our customers, were in a state of financial difficulty. This condition caused us to stop recognizing revenue for these customers at the time of billing because we could no longer be reasonably assured of the collectibility of their payments. If a customer cannot provide us with reasonable assurance of timely payments, then we only recognize revenue when cash is received and after the collection of all outstanding accounts receivable balances. Some of our Internet service provider customers have filed for bankruptcy protection and we expect this trend to continue. These bankruptcies have impaired our ability to collect the amounts owed to us and limited our ability to migrate these lines to other Internet service provider customers or to our own network. We have been required to continue to provide services to these Internet service providers during their bankruptcy proceedings. As of December 31, 2001, we estimate that the number of our lines that remain in service with customers for which we only recognize revenue when the customer pays for our services is approximately thirteen percent of our installed base of lines, excluding lines that are in the process of being disconnected. Based upon management's analysis, we expect more than 50% of the lines that are with these customers will be restored to ordinary revenue recognition status and the remainder will be disconnected.

  Direct

   Our initial practice with respect to enterprise customers was to sell our RLAN service directly to them for use by their employees. Now, our enterprise customers are not only choosing to purchase services directly from us, but also indirectly from our Internet service provider or telecommunications service provider customers. In addition, we began selling a suite of enhanced services directly to end-users in certain markets by using a direct field sales force, telephone sales, websales and a variety of third parties as referral resources to whom we pay a one-time commission for the referral. Our approach to this market is to combine our high quality national network with exceptional ISP features to deliver a true value add service to SoHo, small and medium size businesses.

   As of December 31, 2001, our direct channel represented approximately four percent of our lines in service and approximately 14.0% of our revenue for the year then ended. We intend to continue to grow our direct channel.

Sales and Marketing

   Wholesale Channel. For the Internet access markets, we sell our services to Internet service providers, telecommunications carriers and others for sale to their business and consumer end-users. These customers can either combine our lines with their Internet access services or purchase wholesale Internet access services from us and resell the combination to their existing and new end-users. A key element of our wholesale strategy is to enter into relationships with leading telecommunications companies, including competitive telecommunications carriers and interexchange carriers, pursuant to which those companies resell our services to their customers. We believe continuing to add to our wholesale channel with partners such as EarthLink, SBC Communications and AT&T Corporation will enable us to penetrate our target markets in the Enterprise, small and medium-sized businesses ("SMB"), SoHo and consumer segments more rapidly and at a profitable cost of acquisition.

   We address these markets through sales and marketing personnel dedicated to the wholesale channel. We supplement our sales efforts through training programs and marketing programs that help our partners to acquire new subscribers at a lower cost of acquisition and increase their orders to us. These marketing and sales programs include support on direct marketing campaigns, promotions and incentives designed to grow sales.

   Direct Channel. Our direct sales organization focuses on selling high-speed connectivity solutions to SoHo, small and medium-sized business users through telephone sales, web sales, and a field sales organization. In addition, the direct sales group has partnerships with systems integrators and value-added resellers that sell our services to small and medium sized businesses. The direct sales channel sells on a national basis and is also used as a migration mechanism for DSL subscribers who were formerly customers of financially challenged Internet service providers. Direct sales are an integral part of our growth plans today and are expected to become a more significant percentage of our sales in the future.

   Branding and Marketing Programs. Our marketing programs are focused on building our brand and growing sales in the small to medium-sized business segment. We primarily pursue highly targeted direct marketing campaigns to small businesses we have identified as likely to benefit from our services. We support these campaigns with compelling offers and incentives to encourage potential customers to purchase our services. In 2002 we aim to grow our brand position in the small and medium-sized business segment by leveraging our market leadership, quality of service and educating potential customers on the benefits of using our services.

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

  .   end-user premises wiring and DSL modem configuration;

  .   ongoing network monitoring and customer reporting;

  .   customer service and technical support; and

  . operational support systems that reduce costs and improve performance for us and our customers.

   Extending Our Network to Customers and End-Users. We work with our Internet service provider, enterprise, telecommunications carrier and other customers to extend our network to each customer premise and each end-user premise by ordering circuits from the traditional telephone company or a competitive telecommunications company, interconnecting the customers and end-users to our network, testing the circuits, configuring customer and end-user premise equipment and monitoring the circuits from our network operations center.

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

   Customer Service and Technical Support. We provide 24x7 on-line support to our Internet service provider customers and enterprise information technology managers. The Internet service provider and information technology manager and telecommunications carriers serve as the initial contact for service and technical support, and we provide the second level of support. For customers using our VSP offering, we provide the first level of support for their customers.

   Operational Support System. We have developed what we believe to be the industry-leading OSS for DSL networks. Our OSS is based on web interfaces and is highly automated. These features are intended to and should allow us to scale our businesses rapidly because they eliminate many manual processes such as line testing, network path configuration, equipment configuration, order taking and verification and billing.

Network Architecture and Technology

   We designed our network to provide the following attributes, which we believe, are important requirements for our existing and potential customers:

   Consistent and Scalable Performance. We believe that eventually public packet networks will evolve to replace the over 40 million analog modems currently connected to circuit switched networks that have been deployed in the United States. As such, we designed our network for scalability and consistent performance to all users as the network grows. We have designed a nation-wide network that is organized around our regional metropolitan areas and interconnected across the country.

   Intelligent End-to-End Network Management. Because the customers' and end-users' lines are continuously connected, they can also always be monitored. We have visibility from the Internet service provider or enterprise site across the network and to the end-user's premise equipment. Because our network is centrally managed, we can identify and dynamically enhance network quality, service and performance and address network problems promptly.

   Flexibility. We have designed our network to be flexible in handling various types of network traffic, starting with data, but extending to real-time voice and video information in the future. This flexibility will allow us to directly offer, or enter into arrangements with other entities to offer, not only value-added services such as voice over DSL, and will also allow us to control the prioritization of content delivery within our national network. We accomplish the prioritization and Quality of Service control using ATM technology which allows us to support both non-real time and real time applications and provides fair allocation of bandwidth among customers.

   The primary components of our network are the network operations center, our high-speed national backbone network, Internet access points, high-speed private metropolitan networks, central office spaces, including digital subscriber line access multiplexers ("DSLAMs"), copper telephone lines and DSL modems.

   Network Operations Centers. Our entire network is managed from a network operations center located in the San Francisco Bay Area. We provide end-to-end network management using advanced network management tools on a 24x7 basis, which enhances our ability to address performance or connectivity issues before they affect the end-user experience. From the network operations center, we can monitor the equipment and circuits in all of our Internet access points, national backbone network, each metropolitan network, each central office (including DSLAMs) and potentially individual end-user lines (including the DSL modems).

   Nationwide Broadband Access and Internet Connectivity. We link each of our metropolitan areas together with our leased high-speed private backbone network connections. Our Internet access points are strategically located at high-speed interconnection facilities across the country in order to increase the performance and decrease the latency of connections to the Internet for our customers. Many of our customers choose to use our network rather than developing their own national backbone.

   Private Metropolitan Network. We operate our own private metropolitan network in each region that we enter. The network consists of high-speed communications circuits that we lease to connect our hubs, our equipment in individual central offices, our Internet access points, and our Internet service provider, enterprise and telecommunications carrier customers. This network operates at speeds of 45 to 622 megabits per second.

   Central Office Spaces. Through our interconnection agreements with the traditional telephone companies, we have secured space in every central office where we offer service. These central office spaces are designed to offer the same high reliability and availability standards as the traditional telephone company's other central office space. We require access to these spaces for our equipment and for persons employed by or under contract with us. We place DSLAMs in our central office spaces to provide the high-speed DSL signals on each copper line to our end-users. As of December 31, 2001, we had more than 1,700 operational central offices.

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

   DSL Modems and On-Site Connection. We buy DSL modems from our suppliers for resale to our Internet service provider or enterprise customers for use by their end-users. We also buy DSL modems to resell to our retail customers. We configure and install these modems along with any required on-site wiring needed to connect the modem to the copper line leased from the traditional telephone company. DSL modems are also included in self-installation kits provided by us or our resellers, and shipped to end-users to do their own installation.

   Ongoing Network Development. Our ongoing service development and engineering efforts focus on the design and development of new technologies and services to increase the speed, efficiency, reliability and security of our network and to facilitate the development of network applications by ourselves and third parties that will increase the use of our network.

Competition

   The markets for business and consumer Internet access and network access services are intensely competitive, and we expect that these markets will become increasingly competitive in the future. The principal bases of competition in our markets include (in no particular order):

  .   price/performance;

  .   breadth of service availability;

  .   reliability of service;

  .   network security;

  .   ease of access and use;

  .   service bundling;

  .   content bundling;

  .   customer support;

  .   marketing support;

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

   Traditional Telephone Companies. All of the largest traditional telephone companies in our target markets offer DSL services. As a result, the traditional telephone companies represent strong competition in all of our target service areas, and we expect this competition to intensify. The traditional telephone companies have an established brand name and reputation for quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, own the telephone wires themselves and can bundle digital data services with their existing voice services to achieve economies of scale in serving their customers. Certain of the traditional telephone companies are aggressively pricing their consumer DSL services as low as $21.95 per month without ISP services and $39.95 with an ISP, placing pricing pressure on our consumer grade services. The traditional telephone companies are also in a position to offer service from central offices where we are unable to secure space because of asserted or actual space restrictions. The traditional telephone companies are also able to offer consumer services through remote terminals, which for technical reasons do not allow the provisioning of our consumer grade services as well as some of our business grade services.

   Cable Modem Service Providers. Cable modem service providers such as AT&T Broadband, Comcast Corp, Cox Communications, AOL Time Warner, and Charter Communications are deploying high-speed Internet access services over hybrid fiber-coaxial cable networks. Hybrid fiber-coaxial cable is a combination of fiber optic and coaxial cable and has become the primary architecture utilized by cable operators in recent and ongoing upgrades of their systems. Where deployed, these networks provide similar and in some cases higher-speed Internet access than we provide. In most instances, they also offer these services at lower price points than our TeleSurfer services. We believe the cable modem service providers face a number of challenges that providers of DSL services do not face. For example, different regions within a metropolitan statistical area may be served by different cable modem service providers, making it more difficult to offer the blanket coverage required by potential wholesale customers as well as the economies of scale that result from one contiguous network. Also, some of the current cable infrastructure in the United States must be upgraded to support cable modems, a process which we believe is significantly more expensive and time-consuming than the deployment of DSL-based networks. Further, unlike DSL networks, cable networks typically do not serve business areas. Therefore, we do not view cable modem service providers as significant competition in the business market segment.

   Competitive Telecommunications Companies. Many competitive telecommunications companies such as DSL.net, Inc., Mpower Communications Corporation and New Edge Networks Inc. offer high-speed digital services using a business strategy similar to ours. Some of these competitors offer DSL-based access services and others are likely to do so in the future. Companies such as XO Communications and Allegiance Telecom have extensive fiber networks in many metropolitan areas, primarily providing high-speed digital and voice circuits to large corporations and have deployed DSL equipment and provide DSL-based services. They also have interconnection agreements with the traditional telephone companies pursuant to which they have acquired central office space in many markets targeted by us. Further, some of our resellers (such as XO Communications and Qwest) have either made investments in our competitors or are deploying their own DSL capabilities.

   National Interexchange Carriers. Interexchange carriers, such as AT&T, Sprint, WorldCom, Qwest and Level 3 Communications have deployed large-scale Internet access networks or ATM networks, sell connectivity to businesses and residential customers and have high brand recognition. In early 2001, AT&T purchased the DSL network assets of former competitor NorthPoint Communications and in the summer of 2001, WorldCom purchased the DSL network of former competitor Rhythms NetConnections. They also have interconnection agreements with many of the traditional telephone companies and a number of spaces in central offices from which they are currently offering or could begin to offer competitive DSL services. Many of these companies have begun to provide DSL-based services in competition with us. In addition, some of these companies, such as AT&T, WorldCom (through UUNET) and Qwest, are our resellers.

   Internet Service Providers. Internet service providers such as Genuity, UUNET Technologies (a WorldCom company), EarthLink, Inc., XO Communications, and Speakeasy.net provide Internet access to residential and business customers, generally using a variety of telecommunications services such as T1, satellite, wireless, dial-up, ISDN and DSL services. These Internet service providers can and do compete with us in certain instances at the retail level and at the wholesale level. To the extent we are not able to recruit Internet service providers as customers for our service, Internet service providers resell our competitors' services and could even become competitive DSL service providers themselves.

   On-Line Service Providers. On-line service providers include companies such as AOL Time Warner and MSN (a subsidiary of Microsoft Corp.) that provide, over the Internet and through proprietary on-line services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media which enable the provision of digital services to a significant number of consumers. In addition, they provide Internet connectivity, ease-of-use and consistency of environment. Many of these on-line service providers have developed their own access networks for modem connections. AOL Time Warner owns certain cable systems throughout the United States. Some of these systems offer cable modem service and AOL has begun the deployment of its Internet services over these networks. If these on-line service providers extend their access networks to DSL or other high-speed service technologies, they would become stronger competitors of ours.

   Wireless and Satellite Data Service Providers. Wireless and satellite data service providers continue to develop wireless and satellite-based Internet connectivity. We face competition from terrestrial wireless services including: third-generation wireless networks, two Gigahertz ("Ghz") and 28 Ghz wireless cable systems (Multi-channel Microwave Distribution System ("MMDS") and Local Multi-channel Distribution System ("LMDS")), and 18 Ghz, 39 Ghz and 50 Ghz point-to-point and point-to-multi-point microwave systems. Some of our resellers, such as WorldCom and XO Communications hold many of these microwave licenses and are offering broadband data services over this spectrum. Companies such as Teligent Inc. and WinStar Communications, Inc., hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing. Many of the companies that have historically offered these alternative connectivity solutions have scaled back their operations, suspended service, or sold their operations. Winstar Communications sold substantially all of its operating assets in its bankruptcy proceedings to IDT Corporation and Aerie Networks recently acquired the Ricochet Network from the bankruptcy proceedings of Metricom, Inc. Many of these wireless providers are having some difficulty with these newer technologies as they are relatively immature. Geographical issues, such as line of sight, surrounding LMDS and MMDS deployment make widespread deployment difficult. Third generation cellular (3G) or augmented second generation cellular (2.5G) systems are being deployed or are expected to be deployed in the near future by providers such as AT&T Wireless, Cingular, Sprint, Verizon and Voice Stream. These wireless services tend to have equal or slower speeds than DSL and are generally more expensive to deploy.

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

   Many of our competitors have used the difficulties faced by competitive telecom companies to attempt to dissuade potential customers from purchasing our services. We expect these efforts to continue in the near future, which may lead to reduced demand for our services and higher cancellation rates.

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

  . the OSS and interfaces that we can use to place orders, report network problems and monitor the traditional telephone company's response to our requests;

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

   Regulations promulgated by the FCC under the 1996 Telecommunications Act specify in greater detail the requirements of the 1996 Telecommunications Act imposed on the traditional telephone companies to open their networks to competition by providing competitors interconnection, central office and remote terminal space, access to unbundled network elements, retail services at wholesale rates and nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. The requirements enable companies such as us to interconnect with the traditional telephone companies in order to provide local telephone exchange services and to use portions of the traditional telephone companies' existing networks to offer new and innovative services such as our TeleSpeed, TeleSurfer and TeleXtend services.

   These FCC requirements have been subject to litigation before several courts and reconsideration at the FCC. Currently, the FCC's rules for pricing of unbundled network elements are on appeal before the United States Supreme Court. On July 18, 2000, the United States Court of Appeals for the Eighth Circuit struck down the FCC's total element long run incremental cost methodology which the FCC previously required state commissions to use in setting the prices for collocation and for unbundled network elements that we purchase from the traditional telephone companies. The court also rejected an alternative cost methodology based on "historical costs" which was advocated by the traditional telephone companies. In rejecting the FCC's cost methodology, the court held that, under the 1996 Telecommunications Act, it is permissible for the FCC to prescribe a forward-looking incremental cost methodology that is based on actual incremental costs. The Supreme Court agreed to hear consolidated appeals of the Eighth Circuit decision in January 2001. Oral argument and briefing in those cases are complete, and a decision from the Supreme Court is expected imminently. The outcome of this proceeding and subsequent FCC and state commissions implementation actions is uncertain.

   In addition to considering the FCC's pricing methodology the FCC's rules requiring incumbent LECs to combine network elements for requesting carriers are also before the Supreme Court. Those rules are generally applicable only to voice carriers using the so-called "UNE-Platform" or "UNE-P" combination of network elements. Should the Supreme Court strike down or otherwise modify these combination rules, it may affect our ability to expand our service offerings in the future.

   The FCC's March 1999 collocation rules are currently on appeal to the D.C. Circuit Court of Appeals for a second time as a result of a March 2000 D.C. Circuit Court of Appeals decision and subsequent FCC decision on remand. In its March 2000 decision, the appeals court required the FCC to revise its rules concerning the types of equipment that we may collocate on the traditional telephone company premises, the steps that traditional telephone companies may take to separate their equipment from our equipment and the ability of one competitive carrier to interconnect with another competitive carrier on premises owned by a traditional local telephone company. The FCC issued a decision on remand that revised its rules in a manner that permits incumbent telephone companies to exercise more discretion in determining the placement of equipment in central offices. The traditional telephone companies may implement the FCC's ruling and any subsequent court decision in a manner that impairs our ability to obtain collocation space and collocate the equipment of our choice on their premises. Such actions by the traditional telephone companies could adversely affect our business and disrupt our existing network design, configuration and services. In addition, the appellate court may remand the FCC's collocation rules a second time, which could create further uncertainty regarding the terms and conditions to which our collocation arrangements are subject.

   The FCC's November 1999 and January 2001 rules regarding line-sharing and spectrum management policy are currently on appeal before the D.C. Circuit Court of Appeals. Oral argument before the Court is scheduled for March 2002. We rely on line-sharing to serve a large percentage of our customers, and the availability of the line-sharing UNE is crucially important to our ability to serve those customers. If the appellate court rules in favor of the challenge to the FCC's line-sharing rules, such a ruling could have an adverse affect on our ability to offer service to a large number of our customers. In addition, many FCC unbundling and collocation rules are implemented by state commissions, such as in interconnection arbitrations. State commission implementation decisions are subject to appeal in either federal or state court. Since our business plan depends upon the unbundling and collocation provisions of the 1996 Telecommunications Act, the results of these proceedings, challenges, and appeals could significantly impact our ability to provide our services.

   In the fourth quarter of 2001, the FCC commenced a rulemaking proceeding as part of its triennial review of its unbundling rules. In this proceeding, the FCC has undertaken a top to bottom reexamination of its unbundling rules. These rules provide the legal means by which we obtain access to unbundled loops, line-sharing, interoffice transport, operations support systems (OSS), and other network elements that are vital to our business plan and our ability to serve current and future customers. Should the FCC decide to scale back the list of UNEs that incumbent LECs are required to provide, such a decision would have an adverse impact on our ability to offer service to our customers. In particular, we rely on unbundled loops and line-sharing, purchased from the incumbent telephone companies pursuant to FCC rules, in order to reach end users. Should the FCC decide to change its rules to limit our access to such elements, our ability to provide our services would be significantly impacted. In addition, the FCC has pending before it a petition by several traditional telephone companies to eliminate the legal requirement that they provide leased access to high-capacity loops. Access to such loops is vital to such Covad products as TeleXtend, a new service that offers service comparable to telephone company "T1" retail services, at a lower price. We use high-capacity loops leased from the telephone companies, and the FCC's decision to limit the availability of such loops would impact our ability to offer our TeleExtend service.

   In February 2002, the FCC opened an inquiry into how its existing regulations impact the retail deployment of broadband services by the nation's phone companies. The FCC's inquiry is into the proper regulatory classification of retail services provided by the phone companies, and not whether the obligation to open the phone company networks should be eliminated. As currently framed, the FCC's inquiry would not directly impact our ability to offer our own wholesale broadband services to ISPs. Even though our continued access to phone company facilities is not directly impacted by this FCC inquiry, we believe the inquiry did cause concerns for our shareholders and potential shareholders. The FCC's inquiry also seems to indicate that the FCC may be sympathetic to the phone companies' claim that they need regulatory relief in order to compete with cable modem providers. This inquiry also may increase the likelihood of future decisions from the FCC that adversely impact our ability to access the phone companies' facilities. Even the perception that the FCC is sympathetic to the concerns of the phone companies might create uncertainty about our ability to provide continuing service, which could adversely impact our ability to attract new customers and the value of our shares.

   Aside from rulemaking proceedings, other actions by the FCC impact our business. The 1996 Telecommunications Act also allows the Regional Bell Operating Companies or "RBOCs," the traditional telephone companies created by AT&T's divestiture of its local exchange business (now BellSouth, Verizon, SBC and Qwest), to provide interLATA long distance services in their own local service regions upon a showing that the RBOC makes its own facilities available for interconnection and access to companies like us in accordance with the Act. As a result, we are active in the RBOC long distance entry process before the state commissions, the FCC and the Department of Justice, all of which have a role in ensuring that the RBOC provides access and interconnection as required by the Act. The FCC has approved nine RBOC applications to date, for Verizon in New York, Massachusetts, Pennsylvania, and Connecticut and SBC in Texas, Oklahoma, Kansas, Missouri and Arkansas. There are several other BOC applications for long distance authority currently pending at the FCC, and more filings are anticipated in the immediate future. In particular, BellSouth and Qwest, neither of which has successfully applied for long distance authority at the FCC, are both expected to file applications in the next few months. Given the FCC's grant of several applications, the FCC is likely to thereafter grant similar applications by Verizon, SBC and the other RBOCs in other states. We have opposed such applications where we believe we have not received access and interconnection as required by the Act. Grants of long-distance authority to RBOCs will likely affect the level of cooperation we receive from each of the RBOCs. In addition, the approval of such entries will likely adversely affect the level of cooperation.

   The FCC also reviews and approves telecommunications industry mergers. In approving the merger of SBC and Ameritech in October 1999, the FCC required SBC/Ameritech to create a structurally-separate advanced services affiliate throughout the SBC/Ameritech service territory. The FCC required SBC/Ameritech to provide its own in-region DSL services through this affiliate as a condition to freeing the affiliate from traditional telephone company regulation. The provision of DSL services by such an affiliate could harm our business. In June 2000, Bell Atlantic and GTE were ordered by the FCC to create such a similar affiliate in the context of their merger into Verizon. In January 2001, however, the D.C. Circuit Court of Appeals reversed and vacated the FCC's SBC/Ameritech Merger Order on the basis that the separate affiliate requirement was inconsistent with the 1996 Telecommunications Communications Act. Both Verizon and SBC could now decide to alter, or even to eliminate, the separate affiliates through which they have provided advanced services like DSL. To the extent those separate affiliates provided assurances of nondiscriminatory provisioning practices, the discontinuance of those affiliates will remove an important competitive safeguard.

   In addition, the 1996 Telecommunications Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. Since passage of the 1996 Act, traditional telephone company tariff filings at the FCC, including filings for DSL services, have been subjected to increasingly less regulatory review. In particular, without substantive review of the cost support for traditional telephone company DSL services, rates for those services may be below cost and may facilitate price squeezes, predatory pricing or other exclusionary strategies by traditional telephone companies that may harm our business. In addition, under the 1996 Telecommunications Act, the FCC is considering eliminating certain regulations that apply to the traditional telephone companies' provision of services that are competitive with ours. The timing and the extent of regulatory freedom and pricing flexibility granted to the traditional telephone companies will affect the competition we face from the traditional telephone companies' competitive services. In December 2001, the FCC adopted a public notice seeking comment on whether it should treat the DSL retail services of traditional telephone companies as "non-dominant" services. The effect of declaring such services non-dominant would be the elimination of the tariff filings for DSL services, including the requirement that the telephone companies provide cost support for their pricing determinations. The elimination of the tariffing and cost imputation requirements would facilitate telephone company price squeezes and similar predatory conduct, which could raise the prices we pay for crucial inputs to our business. Although the FCC has not publicly signaled its intent in this proceeding, the chance that the FCC will lift some or all of these safeguards is a risk to our ability to secure timely access to network elements at a sustainable price.

   Further, the 1996 Telecommunications Act provides the FCC with the authority to forbear from regulating entities such as us who are classified as "non-dominant" carriers. The FCC has exercised its forbearance authority.

As a result, we are not obligated to obtain prior certificate approval from the FCC for our interstate services or file tariffs for such services. We have determined not to file tariffs for our interstate services. We provide our interstate services to our customers on the basis of contracts rather than tariffs. We believe that it is unlikely that the FCC will require us to file tariffs for our interstate services in the future. We are, however, required to submit to certain obligations that attach to all telecommunications carriers. For example, we are required to make quarterly payments into the federal universal service fund ("FUSF"). The FUSF is a fund mandated by Congress to provide cost support for various programs that ensure the availability of telecommunications services to, for example, schools and libraries, hospitals, and high-cost regions of the country. We are required to pay a percentage of our interstate and international telecommunications revenue to the FUSF, and we generally pass that percentage through to our customers pursuant to FCC rules. The amount we are required to pay into the FUSF varies depending on the breakdown between, for example, our telecommunications revenue and non-telecommunications (such as equipment sales and installation services) revenue. In addition, we are not required to pay into the FUSF for any information services revenue, such as that derived by Covad.net, which is an ISP. The FCC has a proceeding underway to reexamine its FUSF contribution rules, and the FCC and its FUSF collection agent periodically change the rules related to those contributions, including the percentage of interstate telecommunications revenue that a carrier must contribute to the FUSF. To the extent those rules are changed, or interpretation of those rules results in an increase in the FUSF contributions that we must make, we may be subject to increased liability for payments beyond what we have already contributed.

   The impact of these judicial and regulatory decisions on the prices we pay to the traditional telephone companies for collocation and unbundled network elements is highly uncertain. There is a risk that any new prices set by the regulators, particularly if the Supreme Court should remand the FCC's pricing methodology, could be materially higher than current or currently expected prices. If we are required to pay higher prices to the local telephone companies for collocation and unbundled network elements, it could have a material adverse effect on our business.

   Any changes in applicable federal law and regulations, in particular, changes in its interconnection agreements with traditional telephone companies, the prospective entry of the RBOCs into the in-region long distance business and grant of regulatory freedom and pricing flexibility to the traditional telephone companies could harm our business.

   State Regulation. To the extent we provide identifiable intrastate services or have otherwise submitted ourselves to the jurisdiction of the relevant state telecommunications regulatory commissions, we are subject to such jurisdiction. In addition, certain states have required prior state certification as a prerequisite for processing and deciding an arbitration petition for interconnection under the 1996 Telecommunications Act. We are authorized to operate as a competitive local exchange carrier in all of our targeted metropolitan statistical areas. We have pending arbitration proceedings in different states for interconnection arrangements with the relevant traditional telephone companies. We have concluded arbitration proceedings in a number of states by entering into interconnection agreements with the relevant traditional telephone companies. We have filed tariffs in certain states for intrastate services as required by state law or regulation. We are also subject to periodic financial and other reporting requirements of these states with respect to our intrastate services.

   The different state commissions have various proceedings to determine the rates, charges and terms and conditions for collocation and unbundled network elements. Unbundled network elements are the various portions of a traditional telephone company's network that a competitive telecommunications company can lease for purposes of building a facilities-based competitive network, including telephone wires, central office collocation space, inter-office transport, operational support systems, local switching and rights of way. The rates set forth in many of our interconnection agreements are interim rates and will be prospectively, and, in some cases, retroactively, affected by the permanent rates set by the various state commissions for such unbundled network elements as unbundled loops and interoffice transport. We have participated in unbundled network element rate proceedings in several states in an effort to reduce these rates. If any state commission decides to increase unbundled network element rates our operating results would suffer. The applicability of the various state regulations on our business and compliance requirements will be further affected by the extent to which our services are determined to be intrastate services. Jurisdictional determinations of our services as intrastate services could harm our business. In particular, we could be deemed liable for payments into state universal service funds, which are programs that require telecommunications carriers providing intrastate services to pay a percentage of their intrastate revenues to support various state programs that ensure universal availability of telecommunications and related services. We do not believe that the services we offer on an interstate basis are subject to such state assessments, but a state commission or judicial decision to the contrary could subject us to liability for such payments.

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

   The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which communications companies operate in the United States. In particular, in the 107th Congress the United States House of Representatives approved H.R. 1542, principally sponsored by Congressmen Tauzin (R-LA) and Dingell (D-MI). This bill would need to be approved by the Senate and the President before it can become law. It contains several provisions that, if enacted into law, would pose an obstacle to the expansion of our business. Specifically, H.R. 1542 would permit the Bell Operating Companies to enter the long distance data market without first satisfying the market-opening provisions of the 1996 Act, including the obligations to provide nondiscriminatory access to unbundled network elements. In addition, the proposed legislation would, in its current form, eliminate the legal requirement that telephone companies provide access to local loops that consist of a combination of fiber and copper, rather than just copper. If our ability to lease such loops is eliminated, it would severely impact our addressable market and our ability to compete effectively with the telephone companies' retail DSL offerings. It is unclear whether additional amendments may be made to the legislation that would impact our business in a positive or negative way. It is equally unclear whether this legislation will ever become law. Passage into law of this or any similar legislation could adversely affect our business.

   The ultimate outcome of these proceedings and the ultimate impact of the 1996 Telecommunications Act or any final regulations adopted pursuant to the 1996 Telecommunications Act on our business cannot be determined at this time but may well be adverse to our interests. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we can give you no assurance that such future regulation or regulatory changes will not harm our business. See "Part I. Item 1. Business--Risk Factors--Our services are subject to government regulation, and changes in current or future laws or regulations could adversely affect our business" and "Part I. Item 1. Business--Risk Factors--Challenges in obtaining space for our equipment on premises owned by the traditional local telephone companies harms our business."

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

   Currently we have two patents granted and a number of patent applications pending, and intend to prepare additional applications and to seek additional patent protection for our systems and services to the extent possible. The pending and any future patent applications may not be issued to us, and if issued, they may not protect our intellectual property from competition which could seek to design around or invalidate these patents.

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

Employees

   As of December 31, 2001, we had approximately 1,400 employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing, legal and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing, legal and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

Risk Factors

  We may need to raise additional capital under difficult financial market conditions in order to maintain our operations

   Management has developed a business plan that it believes will take us to the point where our operations will yield a positive cash flow without raising additional capital. This business plan is based upon several assumptions, including the growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. We are currently facing a variety of challenges which affect the cash needs of the Company, including:

  . the failure or inability of some of our Internet service provider customers to pay their bills for our services;

  . the fact that we have generated significant net losses and that we continue to experience negative cash flow from our operations;

  . increased customer disconnection rates that will adversely impact revenues;

  .   the growth of our revenue and line count in each geographic area;

  . the rate at which customers and end-users purchase and pay for our different services

  .   ability to maintain pricing levels of our services;

  . the level of marketing required to acquire and retain customers and to attain a competitive position in each region we enter;

  . the rate at which we invest in engineering and development and intellectual property with respect to existing and future technology;

  . investment opportunities in complementary businesses, acquisitions or other opportunities; and

  .   the possibility of an adverse resolution of the lawsuits against us.

   We believe our current cash, cash equivalents, and short-term investments should be sufficient to meet our anticipated cash needs for working capital and capital expenditures until we become cash flow positive. We do not have a significant surplus of cash, however, so adverse business, legal, regulatory or legislative developments may require us to obtain additional financing. If we have the opportunity, we may also choose to raise additional capital sooner, depending on market conditions, to allow us to increase our capital expenditures, expand our services into new regions, expand our network, or offer lower prices to our customers to increase subscriber volume.

   We may be unsuccessful in raising sufficient capital at all or on terms that would not meaningfully dilute the ownership percentage of existing shareholders. Moreover, we believe that current capital market conditions, particularly for our industry, are very difficult. There also may be some negative perceptions that remain from our recent Chapter 11 proceeding, the difficulties we have experienced with our financial reporting and internal controls issues in 2001 and 2000 and the revenue recognition challenges that we continue to face as a result of our customers' financial difficulties. These factors may severely restrict our ability to obtain additional financing. If we are unable to obtain required additional capital or are required to obtain it on terms less satisfactory than we desire, there may be a material adverse effect on our financial condition which would require a restructuring, sale or liquidation of our company, in whole or in part.

   In addition, our credit agreement with SBC Communications contains covenants that limit our ability to incur additional debt, and also restricts certain investments. As a result, we may not be able to undertake certain activities which management believes are in our best interest to develop our business. As a result of the limitations on our ability to obtain additional debt financing, we may be required to raise funding through the issuance of equity securities, which we may be unable to do on acceptable terms.

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

  Our internal controls need to be improved

   In the course of preparing the financial statements for the year ended December 31, 2000, internal control weaknesses were discovered, which continued into 2001. During 2001 we have taken corrective action, including the hiring of key personnel, the use of outside consultants, and documenting key policies and procedures that we believe improved our internal controls. We are continuing our efforts to improve such controls. However, these procedures are relatively new and are still being improved. Our growth continues to stress these internal controls and we cannot assure you that our current control procedures will be adequate for any future growth.

  Our business may suffer unless financial market conditions improve

   The current financial market conditions pose a variety of additional challenges to our business. First, the financial condition of many of our Internet service provider customers has deteriorated, and continues to deteriorate because of their inability to raise additional funds for their businesses. In the quarter ended December 31, 2001, these financially distressed customers accounted for approximately thirteen percent of our installed base of lines. The ability of these customers to generate additional revenue for us has been reduced dramatically, if not eliminated. Our inability to rapidly replace this portion of our distribution channel will have a material adverse impact on our business.

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

   Third, the continued uncertainty in the overall economy could also have a material adverse impact on the demand for our services from our customers and our own direct sales.

   Fourth, in order to fund continued development, deployment and expansion of our networks and fund operating losses, we may need to access the capital markets. If adequate funds are unavailable or not available on acceptable terms, we may further revise our business strategies and/or further delay, curtail, reduce the scope of, or eliminate the expansion of our networks, operations and/or our marketing and sales efforts. Should we revise our business strategies, we may not achieve break even on a cash-flow basis or turn profitable as planned, expected or announced.

  The financial uncertainty of the DSL industry caused us to lose orders

   We continue to receive reports that our competitors are using the bankruptcies of NorthPoint Communications and Rhythms NetConnections and the financial difficulties of the competitive telecom sector to discourage end-users from purchasing our services. We have seen and expect that some end-users will either purchase DSL services from the traditional telephone companies, or purchase alternative technologies instead of our DSL services.

   The demise of NorthPoint Communications and Rhythms NetConnections and our own Chapter 11 proceeding caused significant press, analyst, investor, customer, end-user and employee concerns about the viability of our business in 2001, and these concerns may continue to exist. It is likely that these concerns contributed to the following conditions that we experienced in 2001 and may continue to experience:

  . greater cancellation of orders placed and disconnects of lines already in service;

  .   fewer orders from existing customers;

  .   loss of existing customers;

  .   inability to sign up new customers and book new orders; and

  .   reduced revenues and growth.

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

  .   expand our direct sales capability and infrastructure;

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

  . manage and resolve any disputes, which have arisen and may in the future arise with our traditional telephone company suppliers;

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

   Our growth has placed, and will continue to place, significant demands on our management, operational and capital resources. We expect to implement system upgrades, new software releases and other enhancements, which could cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers' expectations. We expect these demands to require the addition of new management personnel and the increased outsourcing of Covad functions to third parties. We may be unable to do this successfully, in which case we could experience a reduction in the growth of our line orders and therefore our revenues.

   Direct sales are becoming a larger portion of our business strategy and we intend to increase our direct sales efforts significantly in 2002. This will require significant management and operational resources and may cause disruption to our business and our relationships with our existing resellers. It is also uncertain whether we will be able to profitably expand our direct sales capability.

   Previously, we deployed new software systems that caused some disruption to our business while enhancing the productivity and efficiency of certain operational practices. Future changes in our processes that we introduce or we are required to introduce as a result of our arrangements with the traditional telephone companies could cause similar or more serious disruption to our ability to provide our services and to our overall business.

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

   Our rapid expansion also placed considerable strain on our ability to reconcile the bills that we receive from the phone companies for the network elements and services that we use to deliver our services. We receive thousands of pages of bills every month that often contain errors that are difficult to detect. Even with a manual review, it is likely that we will not detect all of the errors in these bills. As a result, we may be overbilled by the phone companies for their services. We are working with the phone companies to automate this process, but we expect that we will have to continue to devote considerable resources to the review of these bills.

  We have experienced increased cancellations and disconnections

   Since our inception a significant percentage of orders for our services have been cancelled. The primary reasons for these cancellations are:

  .   the subscriber is too far from our central office;

  .   the lack of adequate facilities; or

  .   service is not available at their location.

   The cancellation rates for consumer line-shared orders are particularly high in the territories of the two large traditional local telephone companies on the East Coast, BellSouth and Verizon East. Based upon our experiences with other traditional local telephone companies like Pacific Bell, we believe that our consumer line-shared order cancellation rates will decline as we work through various operational issues, as well as regulatory and legal issues relating to the performance of the traditional local telephone companies. However, our failure to significantly reduce our current cancellation rates and improve our operational and other processes with the traditional local telephone companies will continue to have a material adverse impact on our customer relationships, bookings, installations, revenues and our ability to acquire new customers.

   Our high customer disconnection rate continues to impair the expansion of our business. These disconnections have occurred as a result of several factors, including disconnections of end-users served by partners that were not paying for their services, disconnection requests that were not immediately processed, disconnections in regions where we stopped offering our services as a result of our restructuring, and other reasons. We may see additional increases in our disconnection rates for various reasons. Our failure to significantly reduce our disconnection rate would have a material adverse effect on our business.

  We are dependent on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers

   We primarily market our Internet access services through Internet service providers, telecommunications carriers and other customers for resale to their business and consumer end-users. To date, a limited number of Internet service providers have accounted for the significant majority of our revenues. For example, in the fourth quarter of 2001, one of our Internet service providers, EarthLink, provided approximately 56% of our orders and a significant percent of our revenues. As a result, a significant reduction in the number of end-users or revenues provided by one or more of our key customers could materially harm our operating results including revenue and line-growth in any given period. We expect that our Internet service provider customers and telecommunications carriers will account for the majority of our future market penetration and revenue growth.

   Our agreements with our customers are generally non-exclusive. Many of our customers also resell services offered by our competitors. In addition, a number of our customers have committed to provide large numbers of end-users in exchange for price discounts. If our customers do not meet their volume commitments or otherwise do not sell our services to as many end-users as we expect, our business will suffer. In addition, future relationships we may establish with other third parties may not result in significant line orders or revenue.

   We stopped recognizing revenue for several of our Internet service provider customers in 2001 because we could no longer be reasonably assured of payment from these customers. If a customer cannot provide us with reasonable assurance of payment, then we only recognize revenue when the customer actually pays for our services and after we have collected all previous accounts receivable balances. As of December 31, 2001, the number of our lines that remain in service with Internet service provider customers for which we only recognize revenue when the customer pays for our services is approximately 44,000, excluding lines that are in the process of being disconnected. With respect to these Internet service provider customers, approximately 84% of their lines are business lines and approximately 16% are consumer lines. Business lines carry a higher profit margin than consumer lines. Based upon our experience to this point, we expect that approximately 50% of the lines that are with these customers will be restored to ordinary revenue recognition status and the remainder will be disconnected.

   Although we will continue to try to obtain payments from these customers, it is unlikely that we will obtain payment in full from one or more of these customers. With respect to the Internet service provider customers that are in bankruptcy proceedings, as well as any additional Internet service provider customers that seek bankruptcy protection, there can be no assurance that we will ultimately collect sums owed to us by these customers and it remains uncertain what consequence, if any, bankruptcy proceedings would have on lines installed for such customers. Moreover, to the extent that we receive payments from customers that subsequently seek bankruptcy protection, we may be required to return some or all of these payments to the bankruptcy trustee. For example, XO Communications is a customer that represented 9% of our revenue in 2001 and has announced a plan to restructure its debt. XO may have to file for bankruptcy protection as part of this plan. Consequently, beginning in the fourth quarter of 2001, we began recognizing revenue received from XO Communications on a cash basis. In addition, XO may stop doing business with us. The inability of our Internet service provider customers to pay these past due amounts, and to make timely payments for our services in the future, has adversely affected our financial condition and results of operations and may continue to do so in the future.

   Some of our Internet service provider customers, including CAIS and InternetConnect, filed for bankruptcy protection in 2001. We purchased substantially all the assets of InternetConnect and are in the process of moving its end users to our network or to one of our Internet service provider customers. Based upon our experience with other purchases of end users from distressed partners, we expect that as much as one-half of these end-users will not continue to purchase our services.

   We expect that some additional Internet service provider customers will be unable to obtain additional funding and therefore will be unable to pay for our service, which means that we will not receive the revenue associated with these additional Internet service provider customers. We have terminated our contracts with some of these Internet service provider customers and we have and may continue to disconnect end-users that are purchasing our services from delinquent Internet service providers. There can be no assurance that these end-users will continue to purchase our services from us or from another one of our Internet service provider customers. Even if we are able to transition these end-users to another Internet service provider or to ourselves, such migrations will require a significant amount of our resources and cause disruptions in our processes and operations, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business.

  We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations

   On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. It claims that we falsified trouble ticket reports with respect to the phone lines that we ordered from it and made false statements to the public and governmental authorities critical of Verizon, and seeks unspecified monetary damages (characterized as being in the "millions") and injunctive relief. The complaint asserts causes of action for negligent and intentional misrepresentation and violations of the Lanham Act and the California unfair business practices statute. An adverse judgment in this matter could have a material adverse impact on our business because of the financial impact. It could also harm our reputation with the state public utilities commissions and the Federal Communications Commission, which would adversely impact our regulatory efforts.

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

  We rely upon distributions from our subsidiaries to service our indebtedness and our indebtedness is effectively subordinated to the indebtedness of our subsidiaries

   We are a holding company. As such, we conduct substantially all of our operations through our subsidiaries. As of December 31, 2001, we had approximately $76.3 million of total indebtedness (including capital lease obligations and the future minimum payments under our operating leases). Our agreement with SBC Communications permits us and our subsidiaries to incur additional indebtedness in the future. Our cash flow and ability to service our indebtedness will depend upon the cash flow of our subsidiaries and payments of funds by those subsidiaries to us in the form of repayment of loans, dividends or otherwise. These subsidiaries are separate and distinct legal entities with no legal obligation to pay any amounts due on our indebtedness or to make funds available for this purpose. In addition, our subsidiaries may become parties to financing arrangements which may contain limitations on the ability of our subsidiaries to pay dividends or to make loans or advances to us or otherwise make cash flow available to us.

   If we were unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, we would be in default under the terms of the agreements governing such indebtedness. In that case, SBC Communications could elect to declare all of the funds borrowed to be due and payable together with accrued and unpaid interest. If an acceleration occurs and we do not have sufficient funds to pay the accelerated indebtedness, the holders could initiate enforcement action against us.

   In addition, in the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation or reorganization, SBC Communications will have a secured claim to our assets, prior to the satisfaction of any unsecured claim from such assets. In the event of our bankruptcy, liquidation or reorganization, holders of our equity will be entitled to payment from the remaining assets only after payment of, or provision for, all indebtedness, including secured indebtedness. In any of the foregoing events, we may not have sufficient assets to make any payments with respect to our equity.

  We were delisted from the Nasdaq National Market and this limits the public market for our common stock

   We were delisted from the Nasdaq National Market on July 20, 2001 and our common stock currently trades on Nasdaq's "OTC Bulletin Board." Our delisting from the Nasdaq National Market has adversely affected the liquidity and price of our common stock and it may have a long-term adverse impact on our ability to raise capital in the future.

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

  .   adverse litigation results;

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

  Future sales or issuances of our common stock may depress our stock price

   Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of March 22, 2002, we had 220,562,012 shares of common stock outstanding. A significant number of these shares are not publicly traded but are available for immediate resale to the public, subject to certain volume limitations under the securities laws and lock-up arrangements. As of January 1, 2002, we also have 11,194,003 shares of our common stock reserved for issuance pursuant to options under our 1997 Stock Plan. As of January 1, 2002, we have 31,600,330 shares that are subject to outstanding options issued pursuant to our 1997 Stock Plan and the stock option plans we assumed in connection with our acquisitions of BlueStar and Laser Link.net. We have also reserved approximately 6,503,927 shares of common stock for issuance under our 1998 Employee Stock Purchase Plan as of January 1, 2002. Shares underlying vested options are generally eligible for immediate resale in the public market. In addition, a significant portion of our stockholders have certain registration rights with respect to their shares.

   Pursuant to the MOU we signed with the plaintiffs in the securities class action in the United States District Court for the Northern District of California, we would distribute approximately 6.5 million shares to individuals if the final settlement is approved by that court (see Part I. Item 3. "Legal Proceedings" for a more detailed discussion of this matter). We expect that the court will consider the final settlement in the second or third quarter of 2002. If these shares are distributed to these individuals, they will be eligible for immediate resale in the public markets.

   We sold 9,373,169 shares of our common stock to SBC Communications, Inc. in the fourth quarter of 2000. SBC agreed not to transfer any of these shares until November 2001, and, after that period, SBC agreed to offer us the first opportunity to purchase shares that it intends to sell. We are not aware of any sales of these shares by SBC. Sales of shares of our common stock by SBC could adversely affect the price of our stock.

   We may issue additional shares of capital stock, or warrants or other convertible securities in connection with future financings, which, given our current stock price, will have a dilutive effect on existing stockholders and may adversely affect our stock price.

  Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indebtedness, our Stockholder Protection Rights Plan and our change in control severance arrangements could prevent a change in our control

   Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Our charter and bylaws provide for a classified board of directors, limitations on the ability of stockholders to call special meetings and act by written consent, the lack of cumulative voting for directors and procedures for advance notification of stockholder nominations and proposals. These provisions, as well as Section 203 of the Delaware General Corporation Law to which we are subject, could discourage potential acquisition proposals and could delay or prevent a change of control.

   Our agreements with SBC Communications provide that, in the event of certain changes in control, SBC could require us to repay its $50 million loan and the unused portion of its $75 million prepayment. In addition, our Stockholder Protection Rights Plan contains provisions that make a hostile takeover prohibitively expensive and, in effect, requires interested suitors to cooperate with the Board of Directors prior to acquiring more than 15% of our capital stock. There is no guarantee that the Stockholder Protection Rights Plan will not discourage takeover attempts, which would otherwise result in a premium to our stockholders.

   The provisions in the charter, bylaws, indebtedness and Stockholder Protection Rights Plan could have the effect of discouraging others from making tender offers for our shares and, as a consequence, they also may inhibit increases in the market price of our shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in our management.

  We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow

   We may experience an overall price decrease for our services due to competition, volume-based pricing, an increase in the proportion of our revenues generated by our consumer services and other factors. Currently, we charge higher prices for some of our services than some of our competitors do for their similar services. As a result, we cannot assure you that our customers and their end-user customers will select our services over those of our competitors. In addition, prices for digital communications services in general have fallen historically, and we expect this trend to continue. We have provided and expect in the future to provide price discounts to customers that commit to sell our services to a large number of their end-user customers. Our consumer-grade services have lower prices and significantly lower profit margins than our business-grade services. In recent months, the number of orders that we have received for consumer-grade services have been greater than the number of orders we have received for business-grade services.

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

   The traditional telephone companies represent the dominant competition in all of our target service areas and we expect this competition to intensify. For example, they have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own telephone wires and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. Certain of the traditional telephone companies are aggressively pricing their DSL services as low as $30 per month, placing pricing pressure on our services. While we are now allowed to provide our data services over the same telephone wires which provide analog voice services, we have experienced difficulties in implementing this ability, and in many instances, final prices for shared-line access have not been established. There is no assurance that we can provide our services in this manner without running into operational, technical or financial obstacles, including those created by the traditional telephone companies. Further, they can offer service to end-users from certain central offices where we are unable to secure central office space and offer service. In addition, consolidations involving the traditional telephone companies may further the traditional telephone companies' efforts to compete with us since the combined entities will benefit from the resources of the traditional telephone company. Accordingly, we may be unable to compete successfully against the traditional telephone companies.

   The risks posed to us by the traditional telephone companies as our key suppliers and competitors are also compounded by the role some of these companies, such as SBC and Qwest, play as our resellers. These competitors may determine not to fulfill their obligations despite their contractual commitments to us. The failure by these resellers to fulfill their obligations to us would have a material adverse impact on our business.

   Cable modem service providers, such as Cox Communications, and their respective cable company customers, are deploying high-speed Internet access services over coaxial cable networks. Where deployed, these networks provide similar, and in some cases, higher-speed Internet access and RLAN access than we provide. They also offer these services at lower price points than our TeleSurfer services. As a result, competition with the cable modem service providers may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for our services.

   Many competitive telecommunications companies offer high-speed data services using a business strategy similar to ours. Some of these competitors have been offering DSL-based access services and others are likely to do so in the future. These companies may be acquired in whole or in part by one or more of our established resellers on highly favorable terms because of the currently low market values of companies in this sector or because they are in bankruptcy. In such instances, we could lose one or more of our resellers and face more robust competition, which would have a material adverse impact on our business. One of our significant resellers, AT&T, acquired the operating assets of NorthPoint Communications. Similarly, UUNet is one of our resellers and is also a subsidiary of Worldcom, which recently acquired the assets of Rhythms NetConnections. In addition, some competitive telecommunications companies have extensive fiber networks in many metropolitan areas primarily providing high-speed digital and voice circuits to large corporations, and have interconnection agreements with traditional telephone companies pursuant to which they have acquired central office space in many of our existing and target markets. Further, certain of our resellers have made investments in our competitors, and some of our resellers have deployed their own facilities to provide DSL-based access services. As a result of these factors, we may be unsuccessful in generating a significant number of new customers or retaining existing customers.

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

  .   attract and retain end-user

  .   expand our direct sales;

  .   respond to competitive developments;

  .   reduce our dependence on financially weak resellers;

  . potentially raise additional capital if our existing funds ultimately prove to be insufficient in order for us to reach cash flow positive status;

  .   continue to attract, retain and motivate qualified employees;

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

  We have a history of losses and expect losses in the future

   We have incurred substantial losses and experienced negative cash flow each fiscal quarter since our inception in 1997. Although we have significantly reduced our capital expenditures, we expect to incur additional net losses and negative cash flow at least into the second half of 2003. Our future cash requirements for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

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

  . investments in and acquisitions of businesses that are complementary to ours to support the growth of our business;

  . the rates at which we invest in engineering and development and intellectual property with respect to existing and future technology;

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

  Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts and investors

   Our annual and quarterly operating results are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of our control. These factors include:

  . the effect of our revised business plan and our recent bankruptcy filing on our relationships with our customers;

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

  .   our ability to successfully defend our company against litigation;

  . the mix of line orders between consumer end-users and business end-users (which typically have higher margins);

  .   our ability to expand our direct sales channel in a profitable manner;

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

  .   our ability to improve and maintain the level of our internal controls;

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

  We cannot predict whether we will be successful because our business strategy is largely unproven

   We believe that we were the first competitive telecommunications company to widely provide high-speed Internet and network access using DSL technology. To date, much of our business strategy remains unproven. To be successful, we must develop and market services that achieve broad commercial acceptance by Internet service provider, enterprise and telecommunications carrier customers in our targeted metropolitan statistical areas. Because our business and the demand for high-speed digital communications services are in the early stages of development, we are uncertain whether our services will achieve broad commercial acceptance.

   It is uncertain whether our strategy of selling a significant portion of our services through Internet service providers, telecommunication carriers and others will be successful. This strategy creates marketing, operational and other challenges and complexities that are less likely to appear in the case of a single entity providing integrated DSL and Internet service provider services. For example, cable modem service providers, such as Time Warner, Inc., market, sell and provide high-speed services, Internet access and content services on an integrated basis. Since we are currently selling most of our services to end-users through third parties, our ability to retain these end-users is largely dependent on the performance of these resellers. If these resellers fail to satisfy their obligations to their end-users, or if they do not pay us for our services, we may lose end-users or we may be forced to disconnect end-users. Also, our direct sales effort may adversely affect our relationship with our current Internet service provider customers, since we will be providing some of the services that they provide.

   Our expanding direct sales capability is still being developed. It is uncertain whether we can rapidly grow our direct subscriber base in a cost effective manner. Our inability to effectively manage the growth of our direct subscriber base could adversely affect our results.

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

   One of our competitors, NorthPoint Communications, has sold its network assets to AT&T. The acquisition of these assets by AT&T will potentially reduce the orders we receive from AT&T, introduce a formidable new competitor into our market, create uncertainty in the financial and business markets, and may reduce the prices our customers pay us for lines because of increased competition. Another one of our competitors, Rhythms NetConnections, sold its assets to Worldcom. One of Worldcom's subsidiaries, UUNet, is our reseller and has stopped sending us new orders for our services.

   In light of our increasing number of direct sales to end users and other changes we have made in our business, some of our existing Internet service provider customers may perceive us as a potential or actual competitor instead of as a supplier. Such Internet service providers may therefore reduce the volume or the rate of growth of the sales of our services, or may cease to resell our services. No assurance can be given that our provision of additional services will not alienate some or all of our existing customers and thus harm our business.

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

   Among other things, the 1996 Telecommunications Act removes barriers to entry in the local telecommunications markets by preempting state and local laws that restrict competition by providing competitors interconnection, access to unbundled network elements, collocation, and retail services at wholesale rates. The FCC's primary rules interpreting the 1996 Telecommunications Act were issued on August 8, 1996. The U.S. Court of Appeals has reviewed these rules for the Eighth Circuit, the U.S. Court of Appeals for the District of Columbia, and the U.S. Supreme Court, among others. The U.S. Supreme Court overruled the Eighth Circuit in January 1999 and upheld most of the FCC rules. In September 1999, the FCC adopted unbundling rules that responded to the Supreme Court's January 1999 decision. The FCC is currently considering petitions to reconsider this decision, and appeals of this and related FCC decisions are also currently pending before various federal courts, including the Supreme Court.

   Since August 1996, the FCC has proposed and adopted further rules related to our ability to obtain access to unbundled network elements and other services. These decisions also have been the subject of litigation and appeals. In the December 2001, the FCC began a top to bottom review of its unbundling rules, and the FCC could as part of that proceeding restrict or eliminate access to elements of the telephone company network that are crucial to our business.

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

   In January 2001, the FCC reaffirmed its line-sharing rules and also interpreted those rules as requiring traditional local telephone companies to facilitate "line-splitting"--the provisioning on a single loop of DSL service by a company like Covad while another competitive local exchange carrier provides analog, dial-up telephone service on the lower frequencies of the same loop. Beginning in 2001, we began provisioning new orders for consumer-grade services over line-shared telephone wires. In addition, we provide certain small office and home office customers with DSL service provided over line-shared lines. If the traditional telephone companies fail to deliver line-shared telephone wires in sufficient quantities or to deliver functioning line-shared telephone wires in an acceptable period of time, the growth of our consumer business will be adversely affected. In addition, traditional local telephone companies have appealed both of these decisions to the D.C. Circuit Court of Appeals. The outcome of these appeals is uncertain and an unfavorable outcome could have a material adverse impact on our business.

   We have not entered into interconnection agreements that take full advantage of all of the new federal rules related to unbundling and collocation. We anticipate that traditional telephone companies will continue to challenge these new rules in regulatory proceedings and court challenges. In addition, we anticipate that traditional telephone companies will resist full implementation of these federal and state rules. Any unfavorable decisions by the courts, the FCC, or state telecommunications regulatory commissions could harm our business. In addition, a failure to enforce these rules by the appropriate court, FCC, or state authority in a timely basis could slow down our deployment of services or could otherwise harm our business.

   FCC actions other than rulemaking proceedings can also impact our business. The 1996 Telecommunications Act also allows the Regional Bell Operating Companies (RBOCs, now BellSouth, Verizon, SBC and Qwest), which are the traditional telephone companies created by AT&T's divestiture of its local exchange business, to provide interLATA long distance services in their own local service regions upon a showing that the RBOC provides interconnection and access to companies like Covad as required by the Act. As a result, Covad is active in the RBOC interLATA entry process before the state commissions, the FCC, and the Department of Justice, all of which have a role in ensuring that the RBOC provides access and interconnection as required by the Act. The FCC has approved nine RBOC applications to date, for Verizon in New York, Massachusetts, Pennsylvania, and Connecticut and SBC in Texas, Oklahoma, Kansas, Missouri and Arkansas. There are several other BOC applications for long distance authority currently pending at the FCC, and more filings are anticipated in the immediate future. In particular, BellSouth and Qwest, neither of which has ever successfully applied for long distance authority at the FCC, are both expected to file applications in the next few months. Covad has opposed such applications where it believes it has not received access and interconnection as required by the Act. Grants of long-distance authority to RBOCs will likely adversely affect the level of cooperation we receive from each of the RBOCs.

   In approving the merger of SBC and Ameritech in October 1999, the FCC required SBC/Ameritech to create a structurally separate advanced services affiliate throughout the SBC/Ameritech service territory. The FCC required SBC/Ameritech to provide its own in-region DSL services through this affiliate, and the affiliate would be free from traditional telephone company regulation. The provision of DSL services by such an affiliate could harm our business. In June 2000, Bell Atlantic and GTE were ordered by the FCC to create such a similar affiliate, in the context of their merger into Verizon. However, in January 2001, the D.C. Circuit Court of

Appeals reversed and vacated the FCC's SBC/Ameritech Merger Order on the basis that the separate affiliate requirement was inconsistent with the Communications Act. Both Verizon and SBC could now be permitted by this Court decision to alter, or even to eliminate the separate affiliates through which they have provided services like DSL. To the extent those separate affiliates provided assurances of nondiscriminatory provisioning practices, the discontinuance of those affiliates will remove important competitive safeguards.

   Changes to current regulations, the adoption of new regulations or policies by the FCC or state regulatory authorities, court decisions, or legislation, such as changes to the 1996 Telecommunications Act, could harm our business. On February 27, 2002, the United States House of Representatives approved H.R. 1542, principally sponsored by Congressmen Tauzin (R-LA) and Dingell (D-MI). This bill would need to be approved by the United States Senate and the President before it can become a law. This bill contains several provisions that, if enacted into law, would impair the expansion of our business. Specifically, H.R. 1542 would permit the Bell Operating Companies to enter the long distance data market without first satisfying the market-opening provisions of the 1996 Act, including the obligations to provide nondiscriminatory access to unbundled network elements. In addition, the legislation would, in its current form, eliminate the legal requirement that telephone companies provide access to local loops that consist of a combination of fiber and copper, rather than just copper. If our ability to lease such loops were eliminated, it would severely impact our addressable market and our ability to compete effectively with the telephone companies' retail DSL offerings. It is unclear whether additional amendments may be made to the legislation that would impact our business in a positive or negative way. It is equally unclear whether this legislation will ever become law. Passage into law of this or any similar legislation could adversely affect our business.

   In addition to regulatory proceedings and decisions, we rely significantly upon private antitrust and other litigation to ensure that traditional local telephone companies provide us access to their networks as required by federal and state antitrust law, the Communications Act, and other legal requirements. We are pursuing antitrust and other remedies in federal district court against Verizon and BellSouth. In pursuing this litigation, we have incurred substantial expenses and overhead costs that may or may not lead to satisfactory results. A recent Seventh Circuit Court of Appeals decision in Goldwasser v. Ameritech has cast doubt and uncertainty as to our ability to pursue private antitrust remedies for actions by traditional local telephone companies that also violate the Communications Act. Some federal district courts in subsequent rulings have followed the Goldwasser decision, while others have not. We believe that the Goldwasser decision has already reduced traditional local telephone company incentives to provide us access to their networks as required by law. In particular, the United States District Court for the Northern District of Georgia dismissed most of the claims in our antitrust suit against BellSouth, citing Goldwasser as its principal precedential basis for doing so. We have appealed that decision to the United States Court of Appeals for the Eleventh Circuit. The U.S. Department of Justice and the Federal Communications Commission filed a joint amicus brief with the Eleventh Circuit urging the Court to reverse the decision of the District Court. We believe that the participation of these government agencies in our appeal provides important support for our position, but we cannot predict the outcome of this matter. In addition, Verizon has filed a motion to dismiss our pending litigation against it in federal district court in Washington, D.C., also on the basis of the Goldwasser decision. While we are opposing Verizon's motion to dismiss and believe that our position should prevail, we cannot predict the outcome of these motions.

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

   On July 18, 2000, the United States Court of Appeals for the Eighth Circuit struck down the FCC's total element long run incremental cost methodology ("TELRIC"), which the FCC previously required state commissions to use in setting the prices for collocation and for unbundled network elements we purchase from the traditional telephone companies. The Court also rejected an alternative cost methodology based on "historical costs," which was advocated by the traditional telephone companies. In rejecting the FCC's cost methodology, the Court held that it is permissible for the FCC to prescribe a forward-looking incremental cost methodology that is based on actual incremental costs under the 1996 Telecommunications Act. In January 2001, the Supreme Court agreed to hear the appeal of this Eighth Circuit decision and oral argument in the case has already been held. A decision in this case is expected soon.

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

  Challenges in obtaining space for our equipment on premises owned by the traditional local telephone companies harms our business

   We must secure physical space from traditional local telephone companies for our equipment in their central offices in order to provide our intended services in our targeted metropolitan statistical areas. In the past, we have experienced rejections of our applications to secure this space in many central offices, and we are likely to receive rejections when we apply for space in remote terminals. We must place our equipment in remote terminals, or in the alternative access electronic equipment installed by the telephone companies, in order to provide higher speed DSL service to a larger number of users. Remote terminals are used by traditional telephone companies to serve end-users through a combination of fiber optic technology and copper wires. Traditional telephone companies are increasing their deployment of fiber-fed remote terminal architectures (for example, SBC's "Project Pronto"). For us to provide copper based DSL services to these end-users, we need to address the technical means of accessing the copper telephone wires that terminate at these remote terminals. The legal parameters that define the access that the telephone companies must provide us, and technical means by which we will secure such access, has not been definitely settled by the FCC, state commissions, and our interconnection agreement negotiations with the telephone companies. It is unclear whether we will be successful in our efforts to secure access to network elements provisioned through remote terminals.

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

   In February 2002, Terry Moya, our Executive Vice President, External Affairs and Corporate Development left us to pursue other opportunities. In March 2002, Cathy Hemmer, our Executive Vice President and COO, announced her intention to leave us at the end of the month to pursue other opportunities. The responsibilities of these executives were assumed by other members of our executive management team. These departures may cause disruption to our business and may lead to the departures of other employees.

   Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, operations, sales, marketing, financial, legal, human resource, and managerial personnel as we add end-users to our network. Competition for such qualified personnel is intense. The significant drop in our stock price has greatly reduced or eliminated the value of stock options held by our employees, making it more difficult to retain employees in this competitive market. This is particularly the case in software development, network engineering and product management. We also may be unable to attract, assimilate or retain other highly qualified technical, operations, sales, marketing, financial, legal, human resource and managerial personnel. Our business will be harmed if we cannot attract the necessary technical, operations, sales, marketing, financial, legal, human resource and managerial personnel. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

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

  We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders

   In addition to our recent purchase of InternetConnect's assets, we intend to consider acquisitions of businesses and technologies in the future on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time expenses and the creation of goodwill or other intangible assets that result in significant amortization expense. Any acquisition, including the InternetConnect asset purchase, may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and networks gained through acquisitions and strategic investments with our own. In a strategic investment where we acquire a minority interest in a company, we may lack control over the operations and strategy of the business, and we cannot guarantee that such lack of control will not interfere with the integration of services and distribution channels of the business with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such strategic investments and acquisitions.

   We cannot guarantee that we successfully will:

  .   identify attractive acquisition and strategic investment candidates;

  .   complete and finance additional acquisitions on favorable terms; or

  .   integrate the acquired businesses or assets into our own.

   We cannot guarantee that the integration of our business with any acquired company's business will be accomplished smoothly or successfully, if at all. Any of these factors could materially harm our business or our operating results in a given period.

  The broadband communications industry is undergoing rapid technological changes and new technologies may be superior to the technology we use

   The broadband communications industry is subject to rapid and significant technological change, including continuing developments in DSL technology, which does not presently have widely accepted standards, and alternative technologies for providing broadband communications, such as cable modem and wireless technology. As a consequence:

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

  A system failure could delay or interrupt service to our customers

   Our operations depend upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. In connection with our cost-cutting efforts, we also closed our second network operations center in Virginia. The occurrence of a natural disaster or other unanticipated problem at our network operations center or any of our regional data centers could cause interruptions in our services. Additionally, failure of a traditional telephone company or other service provider, such as competitive telecommunications companies, to provide communications capacity that we require, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in our services. Any damage or failure that causes interruptions in our operations could harm our business.

  A breach of network security could delay or interrupt service to our customers

   Our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Internet service provider, telecommunications carrier and corporate networks have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, current and former employees and others. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems of our customers and the customers' end-users. This might result in liability to our customers and also might deter potential customers. We intend to implement security measures that are standard in the telecommunications industry and to develop additional security measures. We have not yet developed and implemented many of these security measures and we may not implement such measures in a timely manner. Moreover, these measures, if and when implemented, may be circumvented, and eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and such customers' end-users, which could harm our business.

  Interference in the traditional telephone companies' copper plant could degrade the performance of our services

   Certain tests indicate that some types of DSL technology may cause interference with, and be interfered with by other signals present in a traditional telephone company's copper plant, usually with lines in close proximity. In addition, as we continue to implement line sharing with the traditional local telephone companies, our ADSL data services may be interfered with by the voice services of the traditional local telephone companies carried over the same line or adjacent lines. If it occurs, such interference could cause degradation of performance of our services or the services of the traditional local telephone companies and render us unable to offer our services on selected lines. The amount and extent of such interference will depend on the condition of the traditional telephone company's copper plant and the number and distribution of DSL and other signals in such plant and cannot now be ascertained. When interference occurs, it is difficult to detect.

   In November 1999, the FCC established a loop spectrum policy designed to facilitate the introduction of new loop technologies (such as new flavors of xDSL) while at the same time minimizing interference. The FCC also established a Network Reliability and Interoperability Council V (NRIC V), of which Covad is a member, to recommend further policies and procedures in this regard. NRIC V has recently completed its term, and substantial spectrum management issues remain unresolved. As a result, the procedures to resolve interference issues between competitive telecommunications companies and traditional telephone companies are still being developed and may not be effective ultimately.

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

  We must comply with federal, state and local tax and other surcharges on our service, the levels of which are uncertain

   Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate services and intrastate services. Interstate surcharges include Federal Universal Service Fees, Common Carrier

Regulatory Fees and TRS Fund fees. In addition, state regulators impose similar surcharges and fees on intrastate services and the interpretation of these surcharges and fees is uncertain in many cases. The division of our services between interstate services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or relevant state commission authorities. The FCC is currently considering the jurisdictional nature of Internet service provider-bound traffic, as a result of a March 24, 2000 decision by the United States Court of Appeals for the D.C. Circuit related to the jurisdictional nature of analog, dial-up traffic to the Internet. A change in the characterization of their jurisdictions could cause our payment obligations, pursuant to the relevant surcharges, to increase. In addition, pursuant to periodic revisions by state and federal regulators of the applicable surcharges, we may be subject to increases in the surcharges and fees currently paid. Also, a determination of the jurisdictional nature of our DSL services may require us to commit additional resources to regulatory compliance, such as tariff filings. In addition, we may be required to pay certain state taxes, including sales taxes, depending on the jurisdictional treatment of the services we offer. The amount of those taxes could be significant depending on the extent to which the various states chose to tax our services. We may or may not be able to recover those tax payments from our customers. To the extent we are not able to do so, our tax liability may be greater than we anticipated.

ITEM 2.  PROPERTIES

   We are headquartered in Santa Clara, California in a facility under lease that will expire on March 31, 2004. We also lease office space in many of the metropolitan statistical areas in which we conduct operations. We also own a facility in Manassas, Virginia. We recently entered into a non-binding letter of intent to sell our Manassas facility for $14.0 million. The sale is conditioned upon (1) the buyer's completion of its due diligence and (2) the negotiation and signing of definitive agreements relating to the sale.

   We have completed the process of consolidating our office space in Santa Clara as well as our office spaces in Denver and Virginia. In connection with our restructuring, we closed a facility in Alpharetta, Georgia. We also lease central office space from the traditional telephone company in each region that we operate or plan to operate under the terms of our interconnection agreements and obligations imposed by state public utilities commissions and the FCC. While the terms of these leases are perpetual, the productive use of our central office space is subject to the terms of our interconnection agreements. We will increase our central office space if we choose to expand our network geographically.

ITEM 3.  LEGAL PROCEEDINGS

   On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming our pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001 (the "Plan"). On December 20, 2001 (the "Effective Date"), the Plan was consummated and we emerged from bankruptcy. Under our Plan, we settled several claims against us. These claims include:

  . The class action lawsuits filed in the United States District Court for the Northern District of California, provided that this settlement will not be final unless it is approved by that court. This settlement is described in more detail below.

  . The lawsuits filed in the Superior Court of the State of California for the County of Santa Clara by six purchasers of the convertible notes that we issued in September 2000.

  .   Disputed claims made by former shareholders of Laser Link.net.

  .   Disputed claims made by GE Capital and its subsidiary, Heller Financial
      Group.

   As of December 31, 2001, there were approximately $31.6 million in unresolved claims related to our Chapter 11 bankruptcy proceedings. As of December 31, 2001, we have recorded $22.2 million for these unresolved claims in its consolidated balance sheet. However, it is reasonably possible that our unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from this $22.2 million amount.

See "Part II. Item 8. Notes to Consolidated Financial Statements, Note 2, Reorganization Under Bankruptcy Proceedings," for additional details.

   Purchasers of our common stock and purchasers of the convertible notes we issued in September 2000 have filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against us and certain of our present and former officers and directors. These complaints were filed in the United States District Court Northern District of California in the fourth quarter of 2000. The complaints have been consolidated and the lead plaintiff has filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired our securities, including those who purchased common stock and those who purchased our convertible notes during the periods from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. The Company and the officer and director defendants entered into a memorandum of understanding ("MOU") with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which the Company, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of our bankruptcy plan if it provided for the distribution of $16.5 million in cash to be funded by the Company's D&O insurance carriers and approximately 6.5 million shares of our common stock. The plaintiffs voted in favor of the Plan. The settlement provided for in the MOU is subject to the approval of the District Court. The approximately 6.5 million shares issuable to the plaintiffs upon such approval by the District Court were issued on the Effective Date of the bankruptcy and are being held by the Company in escrow, pending approval by the District Court. We believe we have strong defenses to the claims alleged in the lawsuit and intend to contest the lawsuit vigorously if the parties do not execute and file with the District Court a final settlement or if the District Court does not approve the final settlement. Because this action is at an early stage, however, we are unable to provide you with an evaluation of the ultimate outcome of the litigation if the parties do not execute a final settlement agreement or the court does not approve the final settlement agreement. However, we believe it is more likely than not that this settlement will be completed. We do not expect this process to be completed for several months.

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

   In connection with his departure, Terry Moya, our former Executive Vice President, Corporate Development and External Affairs, has threatened litigation against the company for wrongful termination, breach of contract and misrepresentation. We believe that his assertions are without merit and that we would have strong defenses to any legal action, but because no legal action has been filed we are unable to provide an evaluation of the ultimate outcome of any potential litigation.

   See "Part I. Item 1. Business--Customers" for a description of bankruptcy proceedings of certain of our customers and the disposition of our lines that remain in service with certain of these customers.

   We are also a party to a variety of legal proceedings as either plaintiff or defendant, or are engaged in business disputes that arise in the ordinary course of business. We do not believe the ultimate outcome of these matters will have a material impact on our financial condition or results of operations.

   Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We are not currently engaged in any other legal proceedings that we believe could have a material adverse effect on our business, prospects, operating results and financial condition. We are, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by or we may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm our business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the quarter ended December 31, 2001, we did not submit any matters to the vote of our security holders. In connection with our proceeding under Chapter 11 of the United States Bankruptcy Code, certain holders of our common stock and our notes approved our First Amended Plan of Reorganization, as modified.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Information and Dividend Policy For Our Common Stock

   Our common stock traded on the Nasdaq National Market under the symbol "COVD" from January 22, 1999, the date of our initial public offering, to July 20, 2001. On July 20, 2001, our common stock was delisted from the NASDAQ National Market. Since July 20, 2001, our common stock has traded on Nasdaq's OTC Bulletin Board. Prior to January 22, 1999, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market. These prices have been adjusted to account for stock splits in May 1999 and April 2000.

                                                     High   Low
                                                    ------ ------
               Fiscal Year Ended December 31, 2000
               First Quarter....................... $66.25 $38.63
               Second Quarter...................... $45.75 $15.44
               Third Quarter....................... $23.06 $13.38
               Fourth Quarter...................... $12.00 $ 1.34

               Fiscal Year Ending December 31, 2001
               First Quarter....................... $ 4.72 $ 1.16
               Second Quarter...................... $ 1.52 $ 0.66
               Third Quarter....................... $ 0.91 $ 0.35
               Fourth Quarter...................... $ 3.07 $ 0.35

   On March 15, 2002, the last reported sale price for our common stock on the OTC Bulletin Board was $1.80 per share. As of March 22, 2002, there were 1,139 holders of record of our common stock, and there were no holders of record of our Class B common stock.

   We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future dividend policy will be determined by our Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        For the Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                           2001          2000          1999         1998         1997
                                                       ------------  ------------  ------------  -----------  ----------
                                                                (dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues, net......................................... $    332,596  $    158,736  $     66,488  $     5,326  $       26
Depreciation and amortization.........................      150,839       178,425        37,602        3,406          70
Provision for restructuring expenses..................       14,364         4,988            --           --          --
Provision for long-lived asset impairment.............       11,988       589,388            --           --          --
Loss from operations..................................     (536,880)   (1,354,192)     (171,601)     (37,682)     (2,767)
Interest expense......................................      (92,782)     (109,863)      (44,472)     (15,217)        (12)
Reorganization expenses, net..........................       62,620            --            --           --          --
Loss before extraordinary item and cumulative effect
 of change in accounting principle....................     (688,969)   (1,433,887)     (195,397)     (48,121)     (2,612)
Extraordinary item....................................    1,033,727            --            --           --          --
Cumulative effect of change in accounting
 principle............................................           --        (9,249)           --           --          --
                                                       ------------  ------------  ------------  -----------  ----------
Net income (loss)..................................... $    344,758  $ (1,443,136) $   (195,397) $   (48,121) $   (2,612)
Basic and diluted per share amounts:
    Net income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle........................................ $      (3.89) $      (9.41) $      (1.83) $     (3.75) $    (0.35)
    Extraordinary item................................ $       5.83  $         --  $         --  $        --  $       --
    Cumulative effect of accounting change............ $         --  $      (0.06) $         --  $        --  $       --
    Net income (loss)................................. $       1.94  $      (9.47) $      (1.83) $     (3.75) $    (0.35)
    Weighted average common shares used in
     computing basic and diluted per share
     amounts..........................................  177,347,193   152,358,589   107,647,812   12,844,203   7,361,000
Pro forma amounts assuming the accounting change
 is applied retroactively:
    Net income (loss)................................. $    344,758  $ (1,433,887) $   (204,646) $   (48,121) $   (2,612)
    Net income (loss) attributable to common
     Stockholders..................................... $    344,758  $ (1,433,887) $   (205,792) $   (48,121) $   (2,612)
    Basic and diluted net income (loss) per common
     share............................................ $       1.94  $      (9.41) $      (1.91) $     (3.75) $    (0.35)

                                                                               As of December 31,
                                                       -----------------------------------------------------------------
                                                           2001          2000          1999         1998         1997
                                                       ------------  ------------  ------------  -----------  ----------
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments..... $    283,863  $    869,834  $    767,357  $    64,450  $    4,378
Net property and equipment............................      215,804       338,409       186,059       59,145       3,014
Total assets..........................................      675,168     1,511,485     1,147,606      139,419       8,074
Long-term obligations, including current portion......       50,011     1,374,673       375,050      142,879         783
Total stockholders' equity (deficit)..................      259,829      (182,663)      690,291      (24,706)      6,498

                                                                   As of and for the Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                           2001          2000          1999         1998         1997
                                                       ------------  ------------  ------------  -----------  ----------
Other Operating and Financial Data:
Homes and businesses passed...........................   40,000,000    40,000,000    29,000,000    6,000,000     278,000
Lines installed.......................................      351,000       274,000        57,000        4,000          26
Capital expenditures for property and equipment....... $     15,732  $    319,234  $    174,054  $    41,177  $    1,617

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

  All amounts are presented in thousands, except share and per share amounts

Overview

   We are a leading provider of high-speed Internet connectivity ("broadband") and related communications services, which we sell to businesses and consumers indirectly through Internet service providers, telecommunications carriers and other resellers. These wholesale partners generally resell our services to their business and consumer end-users. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales and our website. Our other customers are large companies with established brand names or other organizations that resell our Internet access services. These services include a range of high-speed, high-capacity gateways for connecting end-users to the Internet and corporate networks using traditional copper telephone wiring. The technology that makes this possible is commonly referred to as "digital subscriber line" or "DSL."

   Incorporated in October 1996, we have a relatively short operating history introducing our services commercially in the San Francisco Bay Area in December 1997. As of December 31, 2001, we believe we have one of the largest nationally deployed digital subscriber line networks based on approximately 1,700 operational central offices that pass more than 40 million homes and businesses in the U.S As of December 31, 2001, we had approximately 351,000 high-speed Internet access lines in service using digital subscriber line technology (approximately 13% of which are associated with financially distressed customers). We have received orders for our services from more than 150 Internet service provider and telecommunications carrier customers, including AT&T Corporation, XO Communications, EarthLink, Inc., UUNET Technologies (a WorldCom company), and Megapath Networks and Speakeasy.net, both privately owned companies. We also provide dial-up Internet access service to over 190,000 customers through Covad.net, our direct sales channel. We are also developing a variety of services that are enhanced or enabled by our high-speed network and we are entering into business arrangements in order to bring a variety of additional service offerings to our customers and their end-users.

   Since our inception, we have generated significant net losses and we continue to experience negative operating cash flow. As of December 31, 2001, we had an accumulated deficit of $1,344,508. We expect losses and negative cash flow to continue at least into the second half of 2003. Although we currently have a plan in place that we believe will get us to cash flow positive without raising additional capital, our cash reserves are limited and our plan is based on assumptions, some of which are out of our immediate control. If our assumptions are not met, we may need to raise additional capital on terms that are less satisfactory than we desire, which may have a material adverse effect on our financial condition and could cause significant dilution to our shareholders.

   In the course of preparing the financial statements for the year ended December 31, 2000, internal control weaknesses were discovered, which continued into 2001. During 2001 we implemented new control procedures that we believe improved our internal controls, including the hiring of key personnel, the use of outside consultants, and documenting key policies and procedures and we are continuing our efforts to improve such controls. However, these procedures are relatively new and are still being improved. Our growth continues to stress these internal controls and we cannot assure you that there will not be additional control weaknesses in the future.

   On June 25, 2001, our former subsidiary, BlueStar, made an irrevocable assignment for the benefit of its creditors ("ABC") of all its assets to an independent trustee (the "Assignee") in the state of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that is expected to occur over a period of approximately one year. On July 25, 2001, certain creditors of BlueStar filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code, which was dismissed on October 11, 2001. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar's former assets are no longer controlled by us or BlueStar and cannot be used by either BlueStar's or our Board of Directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar's assets and the discharging of its liabilities are currently under the sole control of the Assignee. Therefore, we deconsolidated BlueStar effective June 25, 2001, which resulted in the recording of a deferred gain in the amount of approximately $55,200 in our condensed consolidated balance sheet as of December 31, 2001. Such deferred gain represents the difference between the carrying values of BlueStar's assets (aggregating approximately $7,900) and liabilities (aggregating approximately $63,100) as of June 25, 2001. We will recognize such deferred gain as an extraordinary item when the liquidation of BlueStar is complete and its liabilities have been discharged. We currently do not have an estimate as to when we will be able to recognize this gain.

   On August 15, 2001 (the "Petition Date"), we filed a voluntary petition (the "Petition") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") for the purpose of confirming our pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001, (the "Plan") with the majority holders (the "Noteholders") of our senior notes. The Petition was filed with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and was assigned Case No. 01-10167 (JJF). Our operating subsidiaries did not commence bankruptcy proceedings and continued to operate in the ordinary course of business. On December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on December 20, 2001 (the "Effective Date"), the Plan was consummated and we emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of the Plan, including the unresolved claims described in "Note 2 to our consolidated financial statements--Reorganization Under Bankruptcy Proceedings". Under our Plan, we were able to extinguish approximately $1,394,020 in aggregate face amount of outstanding Notes, including accrued interest in exchange for a combination of approximately $271,708 in cash and 35,292,800 common shares, or 15% of the reorganized company. We also recorded an extraordinary gain on the extinguishment of debt in the amount of $1,033,727.

   On November 13, 2001, we announced the signing of a loan agreement and the restructuring of our resale and marketing agreement with SBC Communications Inc. We expect that the cash generated from these agreements, will enable us to fully fund our operations to cash flow positive. The new agreements include four elements: a one-time $75,000 prepayment, collateralized by all of our assets, that SBC can use toward the purchase of our services during the next 10 years; a $50,000 four-year loan collateralized by substantially all of our domestic assets; a payment to us of a $10,000 restructuring fee in exchange for eliminating SBC's revenue commitments under the original resale and marketing agreement and the elimination of a $15,000 co-op-marketing fee, which was required in the previous resale and marketing agreement, owed by us to SBC. We received these funds on December 20, 2001 and the amounts are reflected in our cash balance as of December 31, 2001. These agreements with SBC contain customary change of control provisions that would require us to repay (1) any outstanding principal and interest on the loan; and (2) any unused portion of the prepayment, if a change of control occurred. They also contain default provisions that would allow SBC to accelerate any unpaid portion of the prepayment and the loan in the event that we default.

   During the year ended December 31, 2001, we implemented a business plan, in response to changes in the economy and the capital markets, that helped to lower our cost structure in an effort to reach profitability earlier than previously planned. Specific steps we have taken in this regard include: assigning for the benefit of creditors our BlueStar Communications Group subsidiary; eliminating our high yield bond debt through a successful voluntary reorganization; reducing our workforce by as many as 2,600 employees from a peak of approximately 4,000 employees in 2000 to approximately 1,400 employees as of December 31, 2001; reducing the size of our network to approximately 1,700 central offices; reducing the amount and quantity of rebates and other incentives that we provide to our customers; consolidating and/or closing offices throughout the United States; enhancing productivity in our operations to increase customer satisfaction while reducing costs; streamlining our direct sales and marketing channel and supplementing it with telephone sales and sales through our website; and evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising expenses.

   We disaggregate our business operations based upon differences in services and marketing channels even though the cash flows from these operations are not largely independent of each other. Our wholesale division ("Wholesale") is a provider of high-speed connectivity services, which include DSL technology, to ISP, enterprise and telecommunications customers. Our direct division ("Direct"), is a provider of Internet access services to individuals, corporations and other organizations. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other items not allocated to the segments.

   We evaluate performance of the segments based on segment operating results.

  Revenue Recognition and Change in Accounting Principle

   See Note 1 to our consolidated financial statements for a discussion of our revenue recognition policy.

   During the fourth quarter of 2000, retroactive to January 1, 2000, we changed our method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Previously, we had recognized up-front fees as revenues upon activation of service. Under the new accounting method, which was adopted retroactive to January 1, 2000, we now recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Also as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, we now treat the incremental direct costs of service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies, service delivery and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to expense using the straight-line method over 24 months.

   The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which is included in net loss for the year ended December 31, 2000. The effect of the change in accounting principle on the year ended December 31, 2000 was to increase loss before cumulative effect of change in accounting principle by $51,550 ($0.33 per share). For the years ended December 31, 2001 and 2000, we recognized approximately $11,661 and $18,661, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during 2001 and 2000 was to increase net income/decrease net loss by $ 3,067 and $4,624, respectively. Although SAB 101 substantially alters the timing of recognition of certain revenues and treatment of certain costs in our consolidated financial statements, it does not affect our consolidated cash flows.

  Internet Service Provider Resale Channel Difficulties

   In order to limit our exposure to the potential financial difficulties of some of our wholesale partners, we have implemented certain policies and taken a series of actions. We may stop taking new orders from them, but continue to install and maintain previously accepted orders. We may terminate our contracts with those partners who are unresponsive to our efforts to maintain an on-going business relationship. While our goal is to maintain consistent high quality service to end-users, we may also decide to disconnect some end-users that are purchasing our services from certain customers. Although we have successfully migrated lines, there can be no assurance that migrated end-users will continue to purchase our services. Even if we are able to migrate end-users, this process requires a significant amount of our resources, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business. We have also worked proactively to collect outstanding amounts billed to these customers.

   Even though we are making progress in reducing the number of subscribers for which we are not currently recognizing revenue, there is no assurance that we will be able to completely restore the remaining lines to revenue producing status or that we will not encounter future payment problems from our customers. Based on our experience to this point, we may lose as many as 50% of the lines associated with these delinquent partners. However, in light of the financial position of many Internet service providers, should a particular Internet service provider customer become subject to reorganization or bankruptcy proceedings, no assurance can be given that we will be able to collect payments owed to us or retain payments or other consideration (including subscriber lines) already received by us.

  Related Parties

   Our former interim chief executive officer, who is also a member of our board of directors, is a minority stockholder and former member of the board of directors of one of our ISP customers, InternetConnect, which filed for bankruptcy protection in 2001. We recognized revenues of $5,601, $7,189, and $2,135 related to this customer during the years ended December 2001, 2000, and 1999, respectively. Gross accounts receivable from this customer amounted to $1,375 as of December 31, 2000 (none at December 31, 2001). On January 4, 2002, we purchased substantially all of the assets of InternetConnect (Note 1) in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $7,350 in cash. We did not assume any liabilities or obligations of InternetConnect. The assets purchased included cash, accounts receivable, equipment and other assets and approximately 9,250 lines, which include DSL and T1 broadband connections, along with VPN customers. The majority of these lines are currently on the our network.

   We purchased equipment from a supplier that was partially owned by one of our stockholders. Purchases from this supplier totaled $45,695 for the year ended December 31, 1999. During 1999, an unrelated party acquired this supplier. In addition, we acquired an equity interest in a new supplier during 1999 and disposed of this interest in 2001. Purchases from this new supplier totaled $13,928, $54,538 and $3,401 for the years ended December 31, 2001, 2000 and 1999, respectively. We also purchased certain products from a company in which one of our directors and former interim chief executive officer serves as a director. Purchases from this vendor totaled $33 in 2001. Purchases were not made from this vendor in 2000 or 1999.

Results of Operations

  Three Years Ended December 31, 2001

   Revenues, net

   We recorded net revenues of $332,596 for the year ended December 31, 2001, an increase of (i) $173,860 (109.5 percent) over revenues of $158,736 for the year ended December 31, 2000 and (ii) $266,108 (400.2 percent) over revenues of $66,488 for the year ended December 31, 1999. The increases in revenues are mainly attributable to growth in the number of customers and end-users resulting from our sales and marketing efforts, the addition of new wholesale partners and the expansion of our national network. We expect revenues to increase in future periods as we add additional end-users, introduce new services and increase our sales and marketing efforts. Revenues for the year ended December 31, 2001 were comprised of $285,707 from our wholesale channel and $46,889 from our direct channel.

   During the years ended December 31, 2001 and 2000, we issued billings to our financially distressed customers, including those that have filed for bankruptcy protection, aggregating $74,928 and $45,278, respectively (none in 1999). These billings were not recognized as revenues or accounts receivable in our consolidated financial statements. However, we ultimately recognized revenues from certain of these customers on a cash basis aggregating $29,003 and $2,814 during the years ended December 31, 2001 and 2000, respectively (none in 1999).

   Network and Product Costs

   We recorded network and product costs of $456,586 for the year ended December 31, 2001, $430,298 for the year ended December 31, 2000, and $101,445 for the year ended December 31, 1999. For the year ended December 31, 2001, network and product costs were 137.3 percent of revenues, a significant improvement from the year ended December 31, 2000, when network and product costs were 271.1 percent of revenues. This compares to 152.6 percent for the year ended December 31, 1999. The increase in absolute dollars for network and product costs in all periods is attributable to the expansion of our network and increased orders resulting from sales and marketing efforts. The decrease in percentage from the year ended December 31, 2000 to the year ended December 31, 2001 is attributable to the downsizing of our network to approximately 1,700 central offices, cost reduction efforts to lower network costs related to data transport and a reduction in headcount within our operations and engineering groups as well as increased revenue from a growing subscriber base. Included in network and product costs for the year ended December 31, 2001, is a recovery of $5,570 from disputed collocation claims that were recognized in the fourth quarter of 2001. We expect network and product costs to increase in future periods due to increased sales activity and expected revenue growth, but to decrease as a percentage of revenue as we begin to fully realize the economies of scale that can exist within our business.

   Sales, Marketing, General and Administrative Expenses

   Sales, marketing, general and administrative expenses were $205,197 (61.7 percent of revenues) for the year ended December 31, 2001, $294,846 (185.7 percent of revenues) for the year ended December 31, 2000, and $96,086 (144.5 percent of revenues) for the year ended December 31, 1999. Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of business, the development of corporate identification, promotional and advertising materials, and expenses for the establishment of our management team. The decrease in expenses from 2000 to 2001 is attributable to a reduction in our workforce, a reduction in office space throughout the United States, and other cost reduction measures related to advertising and marketing expenses as well as salaries freezes and reduced travel by employees. The increase in sales, marketing, general and administrative expense from 1999 to 2000 is attributable to growth in personnel in all areas and the continued expansion of our sales and marketing efforts, deployment of our network, expansion of our facilities and building of our operating infrastructure. Sales, marketing, general and administrative expenses are expected to remain relatively flat and continue to decrease as a percentage of revenue as we continue to grow our business.

   Operating expenses, which include network and product costs and selling, marketing, general and administrative expenses, for the year ended December 31, 2001, were comprised of $484,818 from our wholesale channel and $90,651 from our direct channel.

   Provision for Bad Debts (Bad Debt Recoveries)

   We recorded net bad debt expenses (recoveries) of $(658) for the year ended December 31, 2001, $11,257 for the year ended December 31, 2000, and $2,956 for the year ended December 31, 1999 respectively. Bad debt expense (recovery) was (0.2)%, 7.1%, and 4.4% of net revenue for the periods ending December 31, 2001, 2000, and 1999, respectively. The decrease in the amount of bad debt expense from 2000 to 2001 is the result of improved collections. The increase in percentage from the year ended December 31, 1999 to the year ended December 31, 2000 is to account for the increased risk that some of our resellers experienced in obtaining additional financing and our experiences from prior periods.

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

  .   amortization of capitalized software costs; and

  .   amortization of intangible assets.

   Depreciation and amortization of property and equipment was $137,920 for the year ended December 31, 2001, $91,205 for the year ended December 31, 2000, and $27,888 for the year ended December 31, 1999. The increase was due to the addition of equipment and facilities placed in service throughout the years ended December 31, 1999 and 2000. We expect depreciation and amortization to remain relatively unchanged in the future due to our expectations that our capital expenditures in the near term will be less than historical amounts as we believe that the geographic footprint of our network will remain relatively unchanged and future capital expenditures will be mostly limited to adding capacity to our network to support the addition of new users.

   Amortization expenses for the years ended December 31, 2001, 2000 and 1999 were $12,919, $87,220 and $9,714 respectively. The increase in expense from 1999 to 2000 is attributable to the amortization of goodwill that was recorded as a result of the acquisition of LaserLink in the first quarter of 2000 and the acquisition of BlueStar in the third quarter of 2000. The decrease in expense from 2000 to 2001 is a direct result of the impairment and corresponding write-down of the goodwill, that was recorded as a result of these acquisitions, during the fourth quarter of 2000.

   Following the completion of our long-lived asset impairment analysis as of December 31, 2000, as discussed below, we also re-evaluated the remaining estimated useful lives of our long-lived assets, including intangibles. As a result, effective January 1, 2001, we reduced the remaining estimated useful lives of all long-lived assets (excluding buildings and leasehold improvements) that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years. This change in accounting estimate increased our loss before extraordinary item by $14,006 ($.08 per share) and decreased our net income by $14,006 ($.08 per share) in 2001.

   Depreciation and amortization expenses for the year ended December 31, 2001, were comprised of $127,908 from our wholesale channel and $2,393 from our direct channel.

   Provision for Restructuring Expenses

   In the fourth quarter of 2000, we announced our decision to effect a new business plan to help lower our cost structure in an effort to reach cash flow positive earlier than previously planned. These decisions were driven by changes in the overall economy and the capital markets, and based upon a comprehensive review of internal operations. Specific steps that were taken:

  . reducing the size of our network to approximately 1,700 central offices through the closing approximately 200 underproductive or not fully built out central offices within the Covad specific network and approximately 250 central offices that were related to BlueStar Communications Group;

  . reducing our workforce by as many as 2,500 employees from a peak of approximately 4,000 employees in 2000 to approximately 1,400 employees as of December 31, 2001;

  . consolidating and/or closing offices throughout the United States, including our corporate headquarters in Santa Clara, California;

  . assigning for the benefit of creditors our BlueStar Communications Group subsidiary; and

  . evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising expenses.

   In connection with our restructuring efforts, we recorded a charge to operations of $4,988 in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the year ended December 31, 2001, the total workforce was reduced and we paid $3,849 in severance benefits, which were charged against the restructuring liability recorded as of December 31, 2000.

   We recorded additional restructuring expenses aggregating $14,364 during the year ended December 31, 2001, of which $2,140 related to the BlueStar shutdown. These expenses consist principally of collocation and building lease termination costs that met the requirements for accrual in 2001. During the year ended December 31, 2001, we paid collocation and building lease termination costs of $12,355, which were charged against the restructuring liabilities recorded during 2001. We continue to consider whether additional restructuring is necessary, and additional charges to operations related to any further restructuring activities may be incurred by in future periods.

   Provision for Long-Lived Asset Impairment

   During the year ended December 31, 2001, we recorded an expense in the amount of $11,988 for the impairment of certain long-lived assets. In the fourth quarter of 2001, we determined that certain communication equipment was obsolete, based on its discontinued use in our network. We also made the decision to sell (subject to certain approvals) our Manassas, Virginia, facility including land, building and certain furniture and fixtures. In March 2002, we entered into a non-binding agreement with a third party to sell this property for less than the current book value. Accordingly, we recorded a write-down of this property and equipment for $9,999 during the fourth quarter of 2001. We also recorded a write-down of goodwill in the amount of $1,989 during 2001.

   At the end of 2000, various indicators pointed to a possible impairment of our long-lived assets. Such indicators included deterioration in the business climate for Internet and DSL service companies, the reduced availability of private or public funding for such businesses, significant declines in the market values of our competitors in the DSL service industry and changes in our strategic plans. We performed asset impairment tests by comparing the expected aggregate undiscounted cash flows to the carrying amounts of the long-lived assets. Based on the results of these tests, we determined that our long-lived assets were impaired. With the assistance of independent valuation experts, we then determined the fair value of our long-lived assets. Fair value was determined using the discounted cash flow method and the market comparison method. A write-down of $589,388 was recorded as of the fourth quarter of 2000, reflecting the amount by which the carrying amount of certain long-lived assets exceed their respective fair values. The write-down consisted of $390,600 for goodwill, $92,400 for other intangible assets and $106,388 for certain property and equipment. In connection with this write-down, all of the goodwill recorded as part of the Laser Link and BlueStar acquisitions has been eliminated. No impairment write-downs of long-lived assets were recorded during 1999.

   Litigation-related Expenses

   We recorded litigation-related expenses of $31,160 for the year ended 2001, including a cash payment of $5,359 and a non-cash charge of $25,801 for the value of 9,328,334 shares of common stock that either have been issued or are expected to be issued. Of these shares, 2,000,000 have been issued and 6,495,844 are expected to be distributed upon the approval of the Memorandum of Understanding described in "Part I. Item 3 Legal Proceedings." We will adjust this charge in subsequent quarters based on our stock price until such time as the final distribution of certain shares is made. We recognized $4,000 of these charges in the second quarter ended June 30, 2001, $1,907 in the third quarter ended September 30, 2001 and $25,253 in the fourth quarter ended December 31, 2001. We did not recognize similar charges for the years ended December 31, 2000 and 1999.

   Write-off of In-process Research & Development Costs

   During the year ended December 31, 2000, we recorded an expense in the amount of $3,726, for the write-off of in-process research and development ("IPRD") costs that we obtained through the acquisition of Laser Link. There were no write-offs of IPRD for the periods ending December 31, 2001 and December 31, 1999.

   Net Interest Expense

   Net interest expense for the years ended December 31, 2001, 2000, and 1999 was $68,189, $56,962, and $23,796, respectively. Net interest expense during these periods consisted primarily of interest expense on our 13.5% senior discount notes due 2008 issued in March 1998, our 12.5% senior notes due 2009 issued in February 1999, our 12% senior notes due 2010, our 6% convertible senior notes due 2005 and capital lease obligations. Net interest expense was partially offset by interest income earned on cash balances on hand during the year. For the year ended December 31, 2001, our contractual interest obligation on the above identified notes was $142,356. During the year ended December 31, 2001, we completed a reorganization under Chapter 11 of the United States Bankruptcy Code. Under our Plan, we were able to extinguish approximately $1,394,020 in aggregate face amount of outstanding Notes, including accrued interest, in exchange for a combination of approximately $271,708 in cash and 35,292,800 common shares, or 15% of the reorganized company. As a result of the extinguishment, we did not recognize interest expense of $49,574 for the year ended December 31, 2001 on these Notes.

   Upon our emergence from Chapter 11 bankruptcy on December 20, 2001 (Note 2--Reorganization Under Bankruptcy Protection), we entered into a series of new agreements with SBC (Note 11--Stockholders' Equity (Deficit)). One such agreement (the "Credit Agreement") involves a term note payable that is collateralized by substantially all of our domestic assets. This note bears interest at 11%, which is payable quarterly beginning in December 2003. The entire unpaid principal balance is payable in December 2005. However, we have the right to prepay the principal amount of the note, in whole or in part, at any time without penalty.

   We expect future net interest expense to be limited to capital lease obligations and accrued interest on our 11.0% note payable to SBC offset by interest earned on cash balances.

   Reorganization Items

   During the year ended December 31, 2001, we recognized expenses directly associated with our Chapter 11 bankruptcy proceeding in the amount of $63,229. These reorganization expenses consisted of non-cash adjustments to unamortized debt issuance costs and discounts and professional fees for legal and financial advisory services. For the year ended December 31, 2001, we recognized interest income in the amount of $609 on accumulated cash that we did not disburse as a result of our Chapter 11 bankruptcy proceeding. This interest income has been offset against the reorganization expenses in our consolidated statement of operations for the year ended December 31, 2001.

   Investment Losses

   We recorded losses and write-downs on investments for the year ended December 31, 2001, in the amount of $25,149. This included impairment write downs of equity investments of $10,069, our equity in the losses of unconsolidated affiliates of $13,769 and the recognition of other than temporary losses on short-term investments of $1,311. We recorded losses and write-downs on investments for the year ended December 31, 2000 in the amount of $35,857. This included impairment write-downs of equity investments of $17,826, our equity in the losses of unconsolidated affiliates of $6,452 and the recognition of other than temporary losses on short-term investments of $11,579. We did not recognize similar items for the year ended December 31, 1999.

  Extraordinary Item--gain on the extinguishment of debt

   We recorded a gain on the extinguishment of debt in the amount of $1,033,727 for the year ended December 31, 2001. See Note 2 to our consolidated financial statements--Reorganization Under Bankruptcy Proceedings--for additional information.

  Income Taxes

   We made no provision for taxes because we operated at a loss, before the extraordinary gain on the extinguishment of debt, for the year ended December 31, 2001. No tax provision was recorded on the extraordinary gain on the extinguishment of debt due to the relevant federal income tax provisions with respect to the treatment of debt extinguishment income in Chapter 11 bankruptcy proceedings. Additionally, we made no provision for taxes because we operated at a loss for the years ended December 31, 2000 and 1999. As of December 31, 2001, we had net operating loss carryforwards for federal tax purposes of approximately $267,200 which will expire in 2021, if not utilized. The federal operating loss carryforwards have been reduced by approximately $950,000 as a result of the bankruptcy. We also had net operating loss carryforwards for state income tax purposes of approximately $937,600 which begin to expire in 2004, if not utilized.

   Realization of our deferred tax assets relating to net operating loss carryforwards is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(145,941), $411,672, and $8,300 during 2001, 2000, and 1999, respectively.

  Preferred Dividends

   We did not recognize any preferred dividends for the years ended December 31, 2001 and 2000. The holders of preferred stock were entitled to receive dividends payable in preference and priority to any payment of dividends on common stock. The cumulative dividends at December 31, 1998 for preferred stock were approximately $1,100, all of which were converted into 133,587 shares of common stock in connection with our IPO in January 1999. For the year ended December 31, 1999, this was recorded as a preferred dividend.

  Critical Accounting Policies and Estimates

   Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical accounting policies and estimates, which are more fully described in the referenced notes to our consolidated financial statements:

  . As more fully described in Note 4, we recognize revenues when (i) persuasive evidence of an arrangement between the customer and us exists,
      (ii) service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Similarly, we treat the incremental direct costs of service activation as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over 24 months.

  . As more fully described in Notes 1 and 4, we have concentrations of credit risk with a small number of customers, certain of which were experiencing financial difficulties as of December 31, 2001 and 2000 and were not current in their payments for our services as of those dates. Accordingly, we recognized revenues from these customers on a cash basis in certain periods, after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with certain of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. We maintain an allowance, through charges to revenues, based on our estimate of the ultimate resolution of these disputes.

  . As more fully described in Note 1, we state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

  . As more fully described in Notes 2 and 3, we implemented significant reorganization and restructuring plans in 2001 and 2000. In this regard, we consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. However, as of December 31, 2001, we had certain unresolved claims relating to our Chapter 11 bankruptcy proceedings that are in dispute. Therefore, it is reasonably possible that such disputed bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our consolidated balance sheet as of December 31, 2001. In addition, as more fully described in Note 10, we tentatively settled certain securities litigation in connection with our emergence from Chapter 11 bankruptcy in 2001. However, the final settlement of such litigation is still subject to court approval.

  . As more fully described in Notes 1 and 5, property and equipment and intangible assets are recorded at cost, subject to adjustments for impairment. Property and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated useful lives, certain of which were significantly revised in 2001, as more fully described in Note 1. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets. See further discussion below concerning the pending adoption of SFAS Nos. 142 and 144 and our framework for evaluating the impairment of long-lived assets in periods ending after December 31, 2001.

  . As more fully described in Notes 2, 3 and 10, we are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. However, it is reasonably possible that certain of the liabilities reflected in our consolidated balance sheets associated with various loss contingencies could change in the near term due to new developments or changes in settlement strategies.

  . As more fully described in Note 10, we are currently analyzing the applicability of certain transaction-based taxes to sales of our products and services. This analysis includes discussions with authorities of jurisdictions in which we do business to determine the extent of our transaction-based tax liabilities. We believe that such negotiations will be concluded without a material adverse effect on our consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based tax liabilities could change in the near term.

  . As more fully described in Notes 1 and 12, we account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

  Recent Accounting Pronouncements

   On January 1, 2001, we adopted statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on our consolidated financial statements as of and for the year ended December 31, 2001.

   During the fourth quarter of 2000, retroactive to January 1, 2000, we changed our method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which is included in net loss for the year ended December 31, 2000. For the years ended December 31, 2001 and 2000, we recognized $11,661 and $18,661, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during 2001 and 2000 was to decrease our net loss by $3,067 and $4,624, respectively.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. We are required to adopt SFAS No. 142 on January 1, 2002. We do not believe the adoption of SFAS Nos. 141 and 142 will have a material effect on our consolidated financial statements because we do not presently have any indefinite-lived intangible assets.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt SFAS No. 143 on January 1, 2003, and we do not believe the adoption of SFAS No. 143 will have a material effect on our consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. We are required to adopt SFAS No. 144 on January 1, 2002, and we do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial statements.

   In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding the provision in EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. We are required to adopt this provision of EITF Issue 00-25 on January 1, 2002, and we do not believe the adoption of this new guidance will have a material effect on our consolidated financial statements.

Quarterly Financial Information (Unaudited)

   The Company's 2001 and 2000 unaudited consolidated quarterly financial information, is as follows (in thousands):

                                                                     Three months ended
                                                       ---------------------------------------------
                                                       March 31    June 30   September 30 December 31
                                                       ---------  ---------  ------------ -----------
2001:
Revenues, net......................................... $  71,245  $  87,099   $  84,784   $   89,468
Network and product costs............................. $ 135,162  $ 121,444   $ 103,290   $   96,690
Sales, marketing, general and administrative.......... $  62,827  $  59,268   $  46,601   $   36,501
Provision for restructuring expenses.................. $  14,805  $   2,942   $    (130)  $   (3,253)
Provision for long-lived asset impairment.............        --  $   2,230   $    (241)  $    9,999
Loss from operations.................................. $(174,712) $(141,847)  $(108,070)  $ (112,251)
Loss before extraordinary item........................ $(198,535) $(175,462)  $(139,749)  $ (175,223)
Extraordinary item....................................        --         --          --   $1,033,727
Net income (loss)..................................... $(198,535) $(175,462)  $(139,749)  $  858,504
Basic and diluted per share amounts:
   Loss before extraordinary item..................... $   (1.15) $   (1.01)  $   (0.79)  $    (0.96)
   Extraordinary item.................................        --         --          --   $     5.65
   Net income (loss).................................. $   (1.15) $   (1.01)  $   (0.79)  $     4.69

2000:
Revenues, net......................................... $  20,750  $  43,244   $  39,523   $   55,219
Network and product costs............................. $  66,008  $  88,891   $ 129,818   $  145,581
Sales, marketing, general and administrative.......... $  52,757  $  64,917   $  89,311   $   87,861
Provision for restructuring expenses..................        --         --          --   $    4,988
Provision for long-lived asset impairment.............        --         --          --   $  589,388
Loss from operations.................................. $(118,311) $(152,720)  $(229,046)  $ (854,115)
Loss before cumulative effect of accounting change.... $(127,010) $(153,021)  $(246,344)  $ (907,512)
Cumulative effect of accounting change................ $  (9,249)        --          --           --
Net loss.............................................. $(136,259) $(153,021)  $(246,344)  $ (907,512)
Basic and diluted per share amounts:
   Loss before cumulative effect of accounting change. $   (0.87) $   (1.00)  $   (1.58)  $    (5.40)
   Cumulative effect of accounting change............. $   (0.06)        --          --           --
   Net loss........................................... $   (0.93) $   (1.00)  $   (1.58)  $    (5.40)

   During the fourth quarter of 2000, retroactive to January 1, 2000, we adopted SAB No. 101, which requires up-front revenues to be deferred. Also, as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, we now treat the incremental direct costs of DSL service activation as deferred charges in amounts that are no greater than the up-front fees that are deferred.

   For the three-month periods ended March 31, June 30, September 30 and December 31, 2000, we recognized approximately $4,770, $4,738, $4,645 and $4,508 of revenues, respectively, that were included in the SAB No. 101 cumulative effect adjustment as of January 1, 2000. The effect of that revenue during those periods was to decrease net loss by approximately $1,156 during each of those periods.

   For the three-month periods ended March 31, June 30, September 30 and December 31, 2001, we recognized approximately $4,264, $3,679, $2,697, and $1,021 of revenues, respectively, that were included in the SAB No. 101 cumulative effect adjustment as of January 1, 2000. The effect of that revenue during those periods was to decrease net loss by approximately $1,140, $949, $688 and $290 during each of those periods, respectively.

   In the fourth quarter of 2001, we determined that certain communications equipment was obsolete based on its discontinued use in our network. We also made the decision to sell (subject to certain approvals) our Manassas, Virginia, facility including land, building and certain furniture and fixtures. In March 2002, we entered into a non-binding agreement with a third party to sell this property for less than the current book value. Accordingly, we recorded a write-down of this property and equipment for $9,999 during the fourth quarter of 2001.

   We recorded litigation-related expenses of $31,160 for the year ended 2001, including a cash payment of $5,359 and a non-cash charge of $25,801 for the value of 9,328,334 shares of common stock that either have been issued or are expected to be issued. Of these shares, 2,000,000 have been issued during the fourth quarter of 2001, and 6,495,844 are expected to be distributed upon the approval of the MOU described in "Part I. Item 3 Legal Proceedings." We will adjust this charge in subsequent quarters based on our stock price until such time as the final distribution of certain shares is made. We recognized $4,000 of these charges in the second quarter ended June 30, 2001, $1,907 in the third quarter ended September 30, 2001 and $25,253 in the fourth quarter ended December 31, 2001, respectively.

   Included in the network and product costs for the fourth quarter of 2001 is a recovery of $5,570 from disputed collocation claims.

   Our network and product costs have decreased in every quarter for the year ended December 31, 2001, reflecting the impact of cost reduction measures and efforts to rationalize our network. Our selling, marketing, general and administrative expenses have decreased on a relative basis (excluding bankruptcy-related expenses recorded during the fourth quarter of 2001) in most quarters and reflect the impact of our restructuring efforts and cost control measures including a reduction in workforce and the consolidation of office space. We have experienced decreasing losses from operations on a quarterly basis during the year ended December 31, 2001, as we increased revenues and decreased operating expenses with depreciation and amortization remaining relatively flat as a result of decreased capital expenditures. We expect to sustain quarterly losses for at least the next few years. See "Item 1. Business--Risk Factors--We have a history of losses and expect losses in the future." Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including the factors described in "Part I. Item 1. Business--Risk Factors." Factors that may affect our operating results include:

  .   the financial difficulties experienced by our customers;

  .   our ability to collect "past-due" receivables from customers;

  .   receipt of timely payment from our customers;

  .   the financial condition of our customers;

  . our ability to attract and retain Internet service provider, enterprise and telecommunications carrier customers and limit end-user churn rates;

  .   the rate at which customers subscribe to our services;

  . the rate at which traditional telephone companies can provide us access to facilities over which we sell our service;

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

  . the mix of line orders between consumer end-users and business end-users (which typically have higher margins) as well as the mix between our Wholesale and Direct channels;

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

  .   our ability to raise additional capital as may be required in the future;
      and

  .   the absence of an adverse result in litigation against us.

   Many of these factors are outside of our control. See "Item 1.
Business--Risk Factors--Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts and investors."

Liquidity and Capital Resources

   Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the design, creation, implementation and maintenance of our OSS, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were $23,672 for the year ending December 31, 2001. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be less in future periods while capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add.

   From our inception through December 31, 2001, we financed our operations primarily through private placements of $220,600 of equity securities, $1,282,000 in net proceeds raised from the issuance of notes (including our recent agreement with SBC for a $50,000 note payable), a $75,000 collateralized deposit, and $719,000 in net proceeds raised from public equity offerings. As of December 31, 2001, we had an accumulated deficit of $1,344,508, and cash, cash equivalents, and short-term investments of $283,863. In addition, we had stockholders' equity as of December 31, 2001 of $259,829.

   Net cash used in our operating activities was $455,199 for the year ended December 31, 2001. The net cash used for operating activities during this period was primarily due to the net losses before extraordinary item of $688,969, offset by $150,839 for depreciation and amortization, $25,801 for non-cash litigation-related expenses, $20,845 for the accretion of debt discount and amortization of deferred debt issuance costs and $42,856 of non-cash reorganization expenses.

   Net cash provided by our investing activities was $258,238 for the year ended December 31, 2001. The net cash provided by investing activities during this period was primarily due to net proceeds received from the sale and maturities of investments of $876,935, offset by purchases of short-term investments of $638,096.

   Net cash used in our financing activities for the year ended December 31, 2001 was $153,669, which primarily related to the payment of $271,708 for the extinguishment of approximately $1,324,000 of book amount of debt, offset by $125,000 in net proceeds from our agreements with SBC for a note payable due in 2005 and a collateralized deposit.

   We recently entered into a non-binding letter of intent to sell our Manassas, VA, facility for $14,000. The sale is conditioned upon (1) the buyers completion of its due diligence and (2) the negotiation and signing of definitive agreements relating to the sale.

   As of December 31, 2001, we had $207,810 in cash and cash equivalents and $76,053 in short-term investments. We expect to experience negative cash flow from operating and investing activities at least into the second half of 2003 due to continued development, commercial deployment and addition of new end-users to our networks. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

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

   In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings, and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

   Our contractual debt and lease obligations for the next five years, and thereafter are as follows (amounts in thousands):

                                         2002  2003-2004 2005-2006 Thereafter  Total
                                        ------ --------- --------- ---------- -------
Note payable to SBC.................... $   --  $    --   $50,000    $   --   $50,000
Capital leases......................... $   --  $    --   $    --    $   --   $    --
Office leases..........................  5,540    9,226     5,742     1,829    22,337
Other operating leases.................  2,371    1,575         5        --     3,951
                                        ------  -------   -------    ------   -------
   Total contractual cash obligations.. $7,922  $10,801   $55,747    $1,829   $76,299
                                        ======  =======   =======    ======   =======

   Our business plan includes certain discretionary spending in 2002 that is predicated on certain revenue growth assumptions. If necessary, we will curtail this discretionary spending so that we can continue as a going concern at least through January 1, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. Additionally, based on the advice of our legal counsel, we believe it is more likely than not that certain securities litigation described in Note 10 to our 2001 consolidated financial statements will ultimately be settled in accordance with the terms of the memorandum of understanding ("MOU") executed by us and the plaintiffs in such securities litigation dated August 10, 2001. Therefore, we do not believe that the ultimate settlement of this securities litigation will have a material adverse effect on our ability to continue as a going concern at least through January 1, 2003. However, in the event (1) the MOU is not ultimately approved by the United States District Court and (2) the settlement of the aforementioned securities litigation ultimately requires us to disburse additional cash to the plaintiffs in such litigation, we will reduce other discretionary spending so that we can continue as a going concern at least through January 1, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. We do not believe the curtailment of our discretionary spending, if necessary, will have a material adverse effect on the overall execution of our business plan.

   We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures to reach cash flow positive operations, which we currently anticipate will be in the second half of 2003. An adverse business, legal, regulatory or legislative development may require us to raise additional financing. If necessary, we will develop a contingency plan to address any material adverse developments. We also recognize that we may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition which could require a restructuring, sale or liquidation of our company.

Forward-Looking Statements

   We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-K that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

  .   expectations regarding our ability to become cash-flow positive;

  .   expectations regarding the extent to which customers roll out our service;

  . expectations regarding our relationships with our strategic partners and other potential third parties;

  .   expectations as to pricing for our services in the future;

  .   expectations as to the impact of our service offerings on our margins;

  .   the possibility that we may obtain significantly increased sales volumes;

  .   the impact of advertising on brand recognition and operating results;

  . plans to make strategic investments and acquisitions and the affect of such investments and acquisitions;

  . estimates and expectations of future operating results, including expectations regarding when we anticipate operating on a cash flow basis, the adequacy of our cash reserves, our monthly burn rate and the number of installed lines;

  . expectations regarding the time frames, rates, terms and conditions for utilizing "line sharing;"

  .   plans to develop and commercialize value-added services;

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

  .   the effect of regulatory reform and litigation;

  .   the effect of litigation currently pending; and

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

   These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

  .   collect receivables from customers;

  .   retain end-users that are serviced by delinquent customers;

  .   successfully market our services to current and new customers;

  .   generate customer demand for our services;

  .   successfully defend our company against litigation;

  . successfully reduce our operating costs and overhead in light of the financial circumstances of many of our customers while continuing to provide good customer service;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of December 31, 2001 is fixed-rate debt.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Covad Communications Group, Inc.

   We have audited the accompanying consolidated balance sheets of Covad Communications Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covad Communications Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 4 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition and related incremental direct costs in accordance with guidance contained in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

                                          /s/  ERNST & YOUNG LLP

Walnut Creek, California
March 21, 2002

                       COVAD COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands, except share and per share amounts)

                                                                                                          December 31,
                                                                                                    ------------------------
                                                                                                       2001         2000
                                                                                                    -----------  -----------
                                              ASSETS
Current assets:
Cash and cash equivalents.......................................................................... $   207,810  $   558,440
Short-term investments.............................................................................      76,053      311,394
Restricted cash and investments....................................................................       9,203       27,748
Accounts receivable, net of allowances of $8,483 at December 31, 2001 ($15,034 at December 31,
 2000).............................................................................................      23,245       26,877
Unbilled revenues..................................................................................       4,964        7,246
Other receivables..................................................................................       3,885        6,389
Inventories........................................................................................       7,249       14,221
Prepaid expenses and other current assets..........................................................       6,689        5,884
                                                                                                    -----------  -----------
    Total current assets...........................................................................     339,098      958,199
Property and equipment, net........................................................................     215,804      338,409
Collocation fees, net of accumulated amortization of $18,131 at December 31, 2001 ($7,871 at
 December 31, 2000)................................................................................      53,464       74,888
Restricted investments.............................................................................          --       12,722
Investments in unconsolidated affiliates...........................................................       4,874       30,347
Deferred costs of service activation...............................................................      57,962       52,831
Deferred debt issuance costs.......................................................................          --       36,890
Other long-term assets.............................................................................       3,966        7,199
                                                                                                    -----------  -----------
    Total assets................................................................................... $   675,168  $ 1,511,485
                                                                                                    ===========  ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable................................................................................... $    15,842  $    72,896
Accrued compensation...............................................................................      16,268       15,685
Current portion of long-term debt..................................................................          --       43,735
Current portion of capital lease obligations.......................................................          11        2,566
Accrued collocation and network service fees.......................................................      40,839       39,910
Accrued transaction-based taxes....................................................................      31,263       21,381
Accrued interest...................................................................................         183       38,706
Accrued market development funds and customer incentives...........................................         636       13,860
Unresolved claims related to bankruptcy proceedings................................................      22,200           --
Accrued restructuring expenses.....................................................................          --        3,980
Other accrued liabilities..........................................................................       9,200       27,137
                                                                                                    -----------  -----------
    Total current liabilities......................................................................     136,442      279,856
Long-term debt, net of discount of $10,227 at December 31, 2000 (none at December 31, 2001)........      50,000    1,324,704
Long-term portion of capital lease obligations.....................................................          --        3,668
Collateralized customer deposit....................................................................      75,000           --
Deferred gain resulting from deconsolidation of subsidiary.........................................      55,200           --
Unearned revenues..................................................................................      98,697       85,920
                                                                                                    -----------  -----------
    Total liabilities..............................................................................     415,339    1,694,148
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at
 December 31, 2001 and 2000........................................................................          --           --
Common Stock, $0.001 par value; 590,000,000 shares authorized; 216,542,210 shares issued and outstanding at December 31, 2001 (171,937,452 shares issued and outstanding at December 31,
 2000).............................................................................................         216          172
Additional paid-in capital.........................................................................   1,606,737    1,509,365
Deferred stock-based compensation..................................................................        (257)      (3,067)
Notes receivable from stockholders.................................................................          --         (423)
Accumulated other comprehensive income (loss)......................................................      (2,359)         556
Accumulated deficit................................................................................  (1,344,508)  (1,689,266)
                                                                                                    -----------  -----------
    Total stockholders' equity (deficit)...........................................................     259,829     (182,663)
                                                                                                    -----------  -----------
    Total liabilities and stockholders' equity (deficit)........................................... $   675,168  $ 1,511,485
                                                                                                    ===========  ===========

                            See accompanying notes.

                       COVAD COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in thousands, except share and per share amounts)

                                                                                         Year ended December 31,
                                                                                ----------------------------------------
                                                                                    2001          2000          1999
                                                                                ------------  ------------  ------------
Revenues, net.................................................................. $    332,596  $    158,736  $     66,488
Operating expenses:
   Network and product costs...................................................      456,586       430,298       101,445
   Sales, marketing, general and administrative................................      205,197       294,846        96,086
   Provision for bad debts (bad debt recoveries)...............................         (658)       11,257         2,956
   Depreciation and amortization of property and equipment.....................      137,920        91,205        27,888
   Amortization of intangible assets...........................................       12,919        87,220         9,714
   Provision for restructuring expenses........................................       14,364         4,988            --
   Provision for long-lived asset impairment...................................       11,988       589,388            --
   Litigation-related expenses, net............................................       31,160            --            --
   Write-off of in-process research and developments costs.....................           --         3,726            --
                                                                                ------------  ------------  ------------
       Total operating expenses................................................      869,476     1,512,928       238,089
                                                                                ------------  ------------  ------------
Loss from operations...........................................................     (536,880)   (1,354,192)     (171,601)
Other income (expense):
   Interest income.............................................................       24,593        52,901        20,676
   Realized gain on short-term investments.....................................        5,909        13,466            --
   Other than temporary losses on short-term investments.......................       (1,311)      (11,579)           --
   Provision for impairment of investments in unconsolidated affiliates........      (10,069)      (17,826)           --
   Equity in losses of unconsolidated affiliates...............................      (13,769)       (6,452)           --
   Gain on disposal of investment in unconsolidated affiliate..................          178            --            --
   Interest expense (contractual interest expense was $142,356 during the year
     ended December 31, 2001)..................................................      (92,782)     (109,863)      (44,472)
   Miscellaneous expense, net..................................................       (2,218)         (342)           --
   Reorganization expenses, net................................................      (62,620)           --            --
                                                                                ------------  ------------  ------------
   Other income (expense), net.................................................     (152,089)      (79,695)      (23,796)
                                                                                ------------  ------------  ------------
Loss before extraordinary item and cumulative effect of change in accounting
  principle....................................................................     (688,969)   (1,433,887)     (195,397)
Extraordinary item--gain on extinguishment of debt.............................    1,033,727            --            --
Cumulative effect of change in accounting principle............................           --        (9,249)           --
                                                                                ------------  ------------  ------------
Net income (loss)..............................................................      344,758    (1,443,136)     (195,397)
Preferred dividends............................................................           --            --        (1,146)
                                                                                ------------  ------------  ------------
Net income (loss) attributable to common stockholders.......................... $    344,758  $ (1,443,136) $   (196,543)
                                                                                ============  ============  ============
Basic and diluted per share amounts:
   Loss before extraordinary item and cumulative effect of change in
     accounting principle...................................................... $      (3.89) $      (9.41) $      (1.83)
                                                                                ============  ============  ============
   Extraordinary item.......................................................... $       5.83  $         --  $         --
                                                                                ============  ============  ============
   Cumulative effect of accounting change...................................... $         --  $      (0.06) $         --
                                                                                ============  ============  ============
   Net income (loss)........................................................... $       1.94  $      (9.47) $      (1.83)
                                                                                ============  ============  ============
   Weighted average common shares used in computing basic and diluted per
     share amounts.............................................................  177,347,193   152,358,589   107,647,812
                                                                                ============  ============  ============
Pro forma amounts assuming the accounting change is applied retroactively:
   Net income (loss)........................................................... $    344,758  $ (1,433,887) $   (204,646)
                                                                                ============  ============  ============
   Net income (loss) attributable to common stockholders....................... $    344,758  $ (1,433,887) $   (205,792)
                                                                                ============  ============  ============
   Basic and diluted net income (loss) per common share........................ $       1.94  $      (9.41) $      (1.91)
                                                                                ============  ============  ============

                            See accompanying notes.

                       COVAD COMMUNICATIONS GROUP, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (Amounts in thousands, except share amounts)

                                                                Convertible
                                                              Preferred Stock      Common Stock     Additional    Deferred
                                                            ------------------  ------------------   Paid-In    Stock-Based
                                                              Shares     Amount   Shares     Amount  Capital    Compensation
                                                            -----------  ------ -----------  ------ ----------  ------------
Balances at December 31, 1998..............................  27,369,243   $ 18   26,491,494   $ 27  $   30,670    $(4,688)
Issuance of common stock...................................          --     --   48,999,989     49     725,692         --
Issuance of common stock upon exercise of warrants.........          --     --   15,652,382     16         (11)        --
Issuance of Series C and D preferred stock.................   9,568,766      6           --     --      59,994         --
Deferred charge related to issuance of Series C and D
 preferred stock...........................................          --     --           --     --      28,700         --
Conversion of Series A, Series B and Series C preferred
 stock to common stock..................................... (27,369,243)   (18)  41,053,864     41         (23)        --
Conversion of Series C1 and D1 preferred stock.............  (9,568,766)    (6)   6,379,177      6          --         --
Preferred dividends........................................          --     --      133,587     --         (77)        --
Conversion of convertible preferred stock..................          --     --           --     --          --         --
Deferred stock-based compensation..........................          --     --           --     --       6,593     (6,593)
Amortization of deferred stock-based compensation..........          --     --           --     --          --      4,768
Unrealized gains on investments............................          --     --           --     --          --         --
Net loss...................................................          --     --           --     --          --         --
                                                            -----------   ----  -----------   ----  ----------    -------
Balances at December 31, 1999..............................          --     --  138,710,493    139     851,538     (6,513)
Issuance of common stock...................................          --     --   18,101,646     18     155,385         --
Issuance of common stock upon exercise of options..........          --     --    5,461,935      5      12,080         --
Issuance of common stock for acquisitions of businesses....          --     --   11,097,753     11     480,645       (407)
Repurchase of common stock.................................          --     --   (1,434,375)    (1)         --         --
Recognition of warrants....................................          --     --           --     --       9,089         --
Assumption of notes receivable from stockholders in
 connection with business acquisitions.....................          --     --           --     --          --         --
Deferred stock-based compensation..........................          --     --           --     --         628       (628)
Amortization of deferred stock-based compensation..........          --     --           --     --          --      4,481
Unrealized losses on available-for-sale securities.........          --     --           --     --          --         --
Foreign currency translation...............................          --     --           --     --          --         --
Net loss...................................................          --     --           --     --          --         --
                                                            -----------   ----  -----------   ----  ----------    -------
Balances at December 31, 2000..............................          --     --  171,937,452    172   1,509,365     (3,067)
Issuance of common stock...................................          --     --    1,010,000      1         579         --
Issuance of common stock upon exercise of options..........          --     --    4,100,977      4       2,109         --
Repurchase of common stock.................................          --     --      (67,500)    --        (172)        --
Issuance of common stock upon emergence from
 Chapter 11 bankruptcy.....................................          --     --   37,292,800     37      93,568         --
Deconsolidation of subsidiary..............................          --     --           --     --          --         --
Stock-based compensation...................................          --     --           --     --         439         --
Issuance of common stock for business acquisition..........          --     --    2,268,481      2       2,062         --
Reversal of deferred stock-based compensation..............          --     --           --     --      (1,213)     1,213
Amortization of deferred stock-based compensation..........          --     --           --     --          --      1,597
Unrealized losses on available-for-sale securities.........          --     --           --     --          --         --
Foreign currency translation...............................          --     --           --     --          --         --
Net income.................................................          --     --           --     --          --         --
                                                            -----------   ----  -----------   ----  ----------    -------
Balances at December 31, 2001..............................          --   $ --  216,542,210   $216  $1,606,737    $  (257)
                                                            ===========   ====  ===========   ====  ==========    =======

                                                               Notes      Accumulated                   Total
                                                             Receivable      Other                  Stockholders'
                                                                From     Comprehensive Accumulated     Equity
                                                            Stockholders Income (Loss)   Deficit      (Deficit)
                                                            ------------ ------------- -----------  -------------
Balances at December 31, 1998..............................    $  --       $     --    $   (50,733)  $   (24,706)
Issuance of common stock...................................       --             --             --       725,741
Issuance of common stock upon exercise of warrants.........       --             --             --             5
Issuance of Series C and D preferred stock.................       --             --             --        60,000
Deferred charge related to issuance of Series C and D
 preferred stock...........................................       --             --             --        28,700
Conversion of Series A, Series B and Series C preferred
 stock to common stock.....................................       --             --             --            --
Conversion of Series C1 and D1 preferred stock.............       --             --             --            --
Preferred dividends........................................       --             --             --           (77)
Conversion of convertible preferred stock..................       --             --             --            --
Deferred stock-based compensation..........................       --             --             --            --
Amortization of deferred stock-based compensation..........       --             --             --         4,768
Unrealized gains on investments............................       --         91,257             --        91,257
Net loss...................................................       --             --       (195,397)     (195,397)
                                                               -----       --------    -----------   -----------
Balances at December 31, 1999..............................       --         91,257       (246,130)      690,291
Issuance of common stock...................................       --             --             --       155,403
Issuance of common stock upon exercise of options..........       --             --             --        12,085
Issuance of common stock for acquisitions of businesses....       --             --             --       480,249
Repurchase of common stock.................................       --             --                           (1)
Recognition of warrants....................................       --             --             --         9,089
Assumption of notes receivable from stockholders in
 connection with business acquisitions.....................     (423)            --             --          (423)
Deferred stock-based compensation..........................       --             --             --            --
Amortization of deferred stock-based compensation..........       --             --             --         4,481
Unrealized losses on available-for-sale securities.........       --        (88,985)            --       (88,985)
Foreign currency translation...............................       --         (1,716)            --        (1,716)
Net loss...................................................       --             --     (1,443,136)   (1,443,136)
                                                               -----       --------    -----------   -----------
Balances at December 31, 2000..............................     (423)           556     (1,689,266)     (182,663)
Issuance of common stock...................................       --             --             --           580
Issuance of common stock upon exercise of options..........       --             --             --         2,113
Repurchase of common stock.................................       --             --             --          (172)
Issuance of common stock upon emergence from
 Chapter 11 bankruptcy.....................................       --             --             --        93,605
Deconsolidation of subsidiary..............................      423             --             --           423
Stock-based compensation...................................       --             --             --           439
Issuance of common stock for business acquisition..........       --             --             --         2,064
Reversal of deferred stock-based compensation..............       --             --             --            --
Amortization of deferred stock-based compensation..........       --             --             --         1,597
Unrealized losses on available-for-sale securities.........       --         (2,327)            --        (2,327)
Foreign currency translation...............................       --           (588)            --          (588)
Net income.................................................       --             --        344,758       344,758
                                                               -----       --------    -----------   -----------
Balances at December 31, 2001..............................    $  --       $ (2,359)   $(1,344,508)  $   259,829
                                                               =====       ========    ===========   ===========

                            See accompanying notes.

                       COVAD COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                               Year ended December 31,
                                                                                         -----------------------------------
                                                                                            2001         2000        1999
                                                                                         -----------  -----------  ---------
Operating Activities:
Net income (loss)....................................................................... $   344,758  $(1,443,136) $(195,397)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Provision for bad debts (bad debt recoveries)........................................        (658)      11,257      2,956
   Depreciation and amortization........................................................     150,839      178,425     37,602
   Loss on disposition of equipment.....................................................       2,679          524        358
   Non-cash reorganization expenses.....................................................      42,856           --         --
   Non-cash litigation-related expenses.................................................      25,801           --         --
   Provision for long-lived asset impairment............................................      11,988      589,388         --
   Write-off of in-process research and development costs...............................          --        3,726         --
   Amortization of deferred stock-based compensation....................................       1,597        4,481      4,768
   Other stock-based compensation.......................................................         439        9,089         --
   Accretion of interest on investments.................................................      (7,136)     (25,093)    (6,240)
   Accretion of debt discount and amortization of deferred debt issuance costs..........      20,845       27,826     20,269
   Other than temporary losses on short-term investments................................       1,311       11,579         --
   Provision for impairment of investments in unconsolidated affiliates.................      10,069       17,826         --
   Equity in losses of unconsolidated affiliates........................................      13,769        6,452         --
   Gain on disposal of investment in unconsolidated affiliates..........................        (178)          --         --
   Extraordinary item...................................................................  (1,033,727)          --         --
   Cumulative effect of change in accounting principle..................................          --        9,249         --
   Net changes in operating assets and liabilities:
       Restricted cash..................................................................      (9,103)        (635)      (565)
       Accounts receivable..............................................................         532      (18,932)   (16,416)
       Unbilled revenue.................................................................       2,282       (1,827)    (4,756)
       Inventories......................................................................       6,748       (5,662)    (7,601)
       Prepaid expenses and other current assets........................................       3,163        3,534     (5,005)
       Deferred costs of service activation.............................................      (5,131)     (52,831)        --
       Accounts payable.................................................................     (53,652)      41,047      5,815
       Unresolved claims related to bankruptcy proceedings..............................      22,200           --         --
       Accrued restructuring expenses...................................................       2,024        4,988         --
       Other current liabilities........................................................     (22,291)      51,773     50,518
       Unearned revenue.................................................................      12,777       80,459      4,687
                                                                                         -----------  -----------  ---------
          Net cash used in operating activities.........................................    (455,199)    (496,493)  (109,007)

Investing Activities:
Cash acquired through business acquisitions.............................................          --        4,330         --
Cash relinquished as a result of deconsolidating a subsidiary...........................      (1,599)          --         --
Purchase of short-term investments......................................................    (638,096)    (613,307)  (558,212)
Maturities of short-term investments....................................................     547,477      679,615    104,390
Sale of short-term investments..........................................................     329,458       92,917         --
Purchase of restricted investments......................................................          --           --    (73,435)
Redemption of restricted investments....................................................      26,875       26,875     13,214
Purchase of restricted investments in connection with bankruptcy proceedings............    (257,202)          --         --
Redemption of restricted investments in connection with bankruptcy proceedings..........     270,698           --         --
Purchase of property and equipment......................................................     (15,732)    (319,234)  (174,054)
Proceeds from sale of property and equipment............................................       1,280           --         --
Recovery of internal-use software costs.................................................       2,000       21,500         --
Payment of collocation fees.............................................................      (7,940)     (25,038)   (34,132)
Acquisition of equity investments in unconsolidated affiliates..........................          --      (51,341)        --
Proceeds from sale of investment in unconsolidated affiliate............................       1,225           --         --
Purchase of other long-term assets......................................................        (206)      (2,053)    (7,627)
                                                                                         -----------  -----------  ---------
Net cash provided by (used in) investing activities.....................................     258,238     (185,736)  (729,856)

                       COVAD COMMUNICATIONS GROUP, INC.

                            (Amounts in thousands)

                                                                            Year ended December 31,
                                                                        -------------------------------
                                                                          2001        2000       1999
                                                                        ---------  ----------  --------
Financing Activities:
Proceeds from collateralized customer deposit.......................... $  75,000  $       --  $     --
Proceeds from issuance of long-term debt and warrants, net.............    50,000     897,619   205,049
Principal payments of long-term debt in connection with bankruptcy
  proceedings..........................................................  (271,708)         --        --
Other principal payments of long-term debt.............................    (8,393)     (5,457)       --
Principal payments under capital lease obligations.....................    (1,089)     (2,347)     (267)
Proceeds from common stock issuance, net of repurchase.................     2,521     167,487   725,746
Proceeds from preferred stock issuance.................................        --          --    60,000
Principal payments on short-term borrowings............................        --     (32,900)       --
Payment of preferred dividends.........................................        --          --       (77)
                                                                        ---------  ----------  --------
          Net cash provided by (used in) financing activities..........  (153,669)  1,024,402   990,451
Effect of foreign currency translation on cash and cash equivalents....        --         229        --
                                                                        ---------  ----------  --------
Net increase (decrease) in cash and cash equivalents...................  (350,630)    342,402   151,588
Cash and cash equivalents at beginning of year.........................   558,440     216,038    64,450
                                                                        ---------  ----------  --------
          Cash and cash equivalents at end of year..................... $ 207,810  $  558,440  $216,038
                                                                        =========  ==========  ========

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest, net of amounts capitalized
  ($2,490 and $2,757 in 2000 and 1999, respectively--none in 2001)..... $  68,051  $   77,816  $ 13,257
                                                                        =========  ==========  ========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common stock issued in lieu of preferred dividends..................... $      --  $       --  $  1,069
                                                                        =========  ==========  ========
Equipment purchased through capital leases............................. $      --  $      955  $     --
                                                                        =========  ==========  ========

                            See accompanying notes.

                       COVAD COMMUNICATIONS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000 and 1999
          (Amounts in thousands, except share and per share amounts)

1.  Nature of Operations and Summary of Significant Accounting Policies

Organization, Business and Basis of Presentation

  Organization and Business

   Covad Communications Group, Inc. ("Covad") is a provider of high-speed connectivity services. These services include a range of high-speed, high-capacity Internet and network access services utilizing digital subscriber line ("DSL") technology and related value-added services. Covad's high-speed connectivity services are sold to businesses and consumers directly and indirectly through Internet service providers ("ISPs"), enterprises, telecommunications carriers and other customers. These services are sold directly to business and consumer end-users through Covad's field sales force, telephone sales and Covad's website. ISPs purchase Covad's services in order to provide high-speed Internet access to their business and consumer end-users. Branded virtual service providers purchase turnkey broadband or dial-up services from the Company and sell these services to their existing customers or affiliate groups. Enterprise customers purchase services directly or indirectly from Covad to provide their employees with high-speed remote access to the enterprise's local area network. Other telecommunications carriers purchase Covad's services for resale to their ISP affiliates, Internet users and enterprise customers.

  Basis of Presentation

   The consolidated financial statements include the accounts of Covad and its wholly owned subsidiaries (collectively, the "Company"), except for the accounts of BlueStar Communications Group, Inc. and its subsidiaries (collectively, "BlueStar"), which have been excluded from the Company's consolidated financial statements effective June 25, 2001 (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

   The Company's business plan includes certain discretionary spending in 2002 that is predicated on certain revenue growth assumptions. If necessary, management will curtail this discretionary spending so that the Company can continue as a going concern at least through January 1, 2003 using only the Company's unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. Additionally, based on the advice of the Company's legal counsel, management believes it is more likely than not that certain securities litigation described in Note 10 will ultimately be settled in accordance with the terms of the memorandum of understanding ("MOU") executed by the Company and the plaintiffs in such securities litigation dated August 10, 2001. Therefore, management does not believe that the ultimate settlement of this securities litigation will have a material adverse effect on the Company's ability to continue as a going concern at least through January 1, 2003. However, in the event (i) the MOU is not ultimately approved by the United States District Court and (ii) the settlement of the aforementioned securities litigation ultimately requires the Company to disburse additional cash to the plaintiffs in such litigation, management will reduce other discretionary spending so that the Company can continue as a going concern at least through January 1, 2003 using only the Company's unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. Management does not believe the curtailment of the Company's discretionary spending, if necessary, will have a material adverse effect on the overall execution of the Company's business plan.

                       COVAD COMMUNICATIONS GROUP, INC.

Summary of Significant Accounting Policies

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company's critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances (Notes 1 and 4), (ii) inventory valuation (Note 1), (iii) reorganization and restructuring liabilities (Notes 2 and 3), (iv) useful life assignments and impairment evaluations associated with property and equipment and intangible assets (Notes 1 and 5), (v) anticipated outcomes of legal proceedings and other disputes (Notes 2, 3 and 10), (vi) transaction-based tax liabilities (Note 10) and (vii) valuation allowances associated with deferred tax assets (Note 12).

  Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of December 31, 2001 and 2000, cash equivalents consisted principally of money market mutual funds. All of the Company's investments are classified as available-for-sale and stated at their fair market values, which are determined based on quoted market prices. The Company's short-term investments had original maturities greater than three months, but less than one year, from the balance sheet dates. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders' equity (deficit). Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold.

   Short-term investments consisted of the following:

                                                    December 31, 2001
                                        ------------------------------------------
                                                    Gross      Gross
                                        Amortized Unrealized Unrealized
                                          Cost      Gains      Losses   Fair Value
                                        --------- ---------- ---------- ----------
U.S. Government agency securities...... $ 30,019    $    1      $(23)    $ 29,997
Certificates of deposit................   46,089        --       (33)      46,056
                                        --------    ------      ----     --------
   Total available-for-sale securities. $ 76,108    $    1      $(56)    $ 76,053
                                        ========    ======      ====     ========

                                                    December 31, 2000
                                        ------------------------------------------
                                                    Gross      Gross
                                        Amortized Unrealized Unrealized
                                          Cost      Gains      Losses   Fair Value
                                        --------- ---------- ---------- ----------
U.S. Government agency securities...... $283,884    $  239      $ (2)    $284,121
Commercial paper and corporate notes...   14,935        --        (8)      14,927
Marketable equity securities...........   10,303     2,043        --       12,346
                                        --------    ------      ----     --------
   Total available-for-sale securities. $309,122    $2,282      $(10)    $311,394
                                        ========    ======      ====     ========

                       COVAD COMMUNICATIONS GROUP, INC.

   Realized gains and losses resulting from the sale of available-for-sale securities were as follows:

                                Year ended December 31,
                                -----------------------
                                 2001      2000   1999
                                ------   -------  ----
                         Gains. $6,373   $13,466  $ --
                         Losses   (464)       --    --
                                ------   -------  ----
                                $5,909   $13,466  $ --
                                ======   =======  ====

  Restricted Cash and Investments

   As of December 31, 2001 the Company held $9,203 in money market mutual funds principally for the payment of unresolved bankruptcy claims (Note 2). As of December 31, 2000 the Company held $39,036 in U.S. Treasury securities and $1,434 in money market mutual funds for the payment of interest on the Company's 1999 senior notes (Note 7) and other purposes.

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

   The Company performs periodic reviews of its investments for impairment. Impairment write-downs create a new carrying value for both publicly and privately held investments and the Company does not record subsequent increases in fair value in excess of the new carrying value for privately held investments accounted for under the cost or equity methods. The Company recorded write-downs of $10,069 and $17,826 during the years ended December 31, 2001 and 2000, respectively, related to impairments of its privately held investments. No impairment losses were recognized in 1999.

  Concentrations of Credit Risk, Significant Customers, Key Suppliers and Related Parties

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and restricted investments. The Company's cash and investment policies limit cash equivalents, short-term investments and restricted investments to short-term, investment grade instruments. Cash and cash equivalents, short-term investments and restricted cash and investments are held with various domestic and Canadian financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents or restricted investments. However, during the years ended December 31, 2001 and 2000, the Company recognized other than temporary losses on certain available-for-sale securities aggregating $1,311 and $11,579, respectively. No such losses were recognized in 1999.

   The Company conducts business primarily with ISP, enterprise and telecommunications carrier customers in the United States. As more fully described in Note 4, the Company has concentrations of credit risk with a small number of customers, and certain of the Company's ISP customers were experiencing financial difficulties as of December 31, 2001 and 2000 and were not current in their payments for the Company's services at those dates. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. An allowance is maintained for estimated credit losses. During the years ended December 31,

                       COVAD COMMUNICATIONS GROUP, INC.

2001, 2000 and 1999, the Company wrote-off certain accounts receivable balances aggregating $10,371, $175, and $1,138, respectively, against the allowance for credit losses.

   The Company's former interim chief executive officer, who is also a member of the Company's board of directors, is a minority stockholder and former member of the board of directors of one of the Company's ISP customers, InternetConnect, which filed for bankruptcy protection in 2001 (Note 15). The Company recognized revenues of $5,601, $7,189, and $2,135 related to this customer during the years ended December 31, 2001, 2000, and 1999, respectively. Gross accounts receivable from this customer amounted to $1,375 as of December 31, 2000 (none as of December 31, 2001).

   The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. In addition, the Company believes there are alternative suppliers for the equipment used to provide its services. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company's business and results of operations.

   The Company purchased equipment from a supplier that was partially owned by a stockholder of the Company. Purchases from this supplier totaled $45,695 for the year ended December 31, 1999. During 1999, an unrelated party acquired this supplier. In addition, the Company acquired an equity interest in a new supplier during 1999 and disposed of this interest in 2001. Purchases from this new supplier totaled $13,928, $54,538 and $3,401 for the years ended December 31, 2001, 2000 and 1999, respectively.

   The Company also purchased certain products from a company in which one of the Company's directors and former interim chief executive officer serves as a director. Purchases from this vendor totaled $33 in 2001. Purchases were not made from this vendor in 2000 or 1999.

  Inventories

   Inventories, consisting primarily of customer premises equipment, are stated at the lower of cost, determined using the "first-in, first-out" method, or market.

  Property and Equipment

   Property and equipment are recorded at cost, subject to adjustments for impairment, and depreciated or amortized using the straight-line method over the following estimated useful lives:


   Building............................... 10 years

   Leasehold improvements................. 5 years or the term of the lease, whichever is less

   Computer equipment..................... 2 to 5 years

   Computer software...................... 3 to 5 years

   Furniture and fixtures................. 2 to 5 years

   Networks and communication equipment... 2 to 5 years

   The Company incurs significant costs associated with internal use software, which consists principally of the Company's operational support systems ("OSS") software and website. The Company charges to expense as incurred the costs of research, including pre-development efforts related to determining technological or product

                       COVAD COMMUNICATIONS GROUP, INC.

alternatives, and costs incurred for training and maintenance. Software and web site development costs, which include direct costs such as labor and contractors, are capitalized when it is probable that the project will be completed and the software or website will be used as intended. Costs incurred for upgrades and enhancements to the Company's software or website are capitalized when it is probable that such efforts will result in additional functionality. Capitalized software and website costs are amortized to expense over the estimated useful life of the software or website. Amortization of internal use software costs was $9,207, $6,394, and $3,253 during the years ended December 31, 2001, 2000, and 1999, respectively. The Company accounts for incidental sales of licenses to its OSS software on a cost recovery basis (Note
6).

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

  Collocation Fees

   Collocation fees represent nonrecurring fees paid to other telecommunications carriers for the perpetual right to use central office space to house equipment owned or leased by the Company. Such nonrecurring fees are capitalized as intangible assets and amortized over five years using the straight-line method. The Company's collocation agreements also require periodic recurring payments, which are charged to expense as incurred. All such collocation agreements are cancelable by the Company at any time.

  Change in Accounting Estimate

   Effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding a building and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased the Company's loss before extraordinary item by $14,006 ($.08 per share) and decreased net income by $14,006 ($.08 per share) for the year ended December 31, 2001.

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

  Advertising Costs

   The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $16,467, $45,511 and $25,798, respectively.

                       COVAD COMMUNICATIONS GROUP, INC.

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

   Borrowings. The fair values of borrowings, including long-term debt and capital lease obligations, are estimated based on quoted market prices, where available, or by discounting the future cash flows using estimated borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company. The aggregate fair value of the Company's long-term debt and capital lease obligations was $50,011 as of December 31, 2001, as compared to the aggregate carrying amount of $50,011 as of such date. The aggregate fair value of the Company's long-term debt and capital lease obligations was $972,045 as of December 31, 2000, as compared to the aggregate carrying amount of $1,374,673 as of such date.

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

  Per Share Amounts

   Basic per share amounts are computed by using the weighted average number of shares of the Company's common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period.

   Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible debt instruments. However, diluted net income (loss) per share is the same as basic net income (loss) per share in the periods presented in the accompanying consolidated

                       COVAD COMMUNICATIONS GROUP, INC.

statements of operations because loss from operations is the "control number" in determining whether potential common shares are included in the calculation. Consequently, the impact of (i) including common shares subject to repurchase,
(ii) the assumed exercise of outstanding stock options and warrants and (iii) the assumed conversion of the 2000 convertible senior notes (Note 7) was not dilutive to loss from operations.

   The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations:

                                                   Year ended December 31,
                                             -----------------------------------
                                                2001        2000        1999
                                             ----------- ----------- -----------
Weighted average shares of common stock
  outstanding............................... 177,489,090 155,944,344 115,675,656
Less weighted average shares of common stock
  subject to repurchase.....................     141,897   3,585,755   8,027,844
                                             ----------- ----------- -----------
Weighted average common shares used in
  computing basic per share amounts......... 177,347,193 152,358,589 107,647,812
                                             =========== =========== ===========

  Comprehensive Income (Loss)

   Significant components of the Company's comprehensive income (loss) are as follows:

                                                          Year ended December 31,
                                        Cumulative   --------------------------------
                                         Amounts       2001       2000        1999
                                        -----------  --------  -----------  ---------
Net income (loss)...................... $(1,344,508) $344,758  $(1,443,136) $(195,397)
Unrealized gains (losses) on available-
  for-sale securities..................         (55)   (2,327)     (88,985)    91,257
Foreign currency translation
  adjustment...........................      (2,304)     (588)      (1,716)        --
                                        -----------  --------  -----------  ---------
Comprehensive income (loss)............ $(1,346,867) $341,843  $(1,533,837) $(104,140)
                                        ===========  ========  ===========  =========

  Recent Accounting Pronouncements

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company's consolidated financial statements as of and for the year ended December 31, 2001.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is required to adopt SFAS No. 142 on January 1, 2002. The Company does not believe the adoption of SFAS Nos. 141 and 142 will have a material effect on its consolidated financial statements because the Company does not presently have any indefinite-lived intangible assets.

                       COVAD COMMUNICATIONS GROUP, INC.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on January 1, 2002, and it does not believe the adoption of SFAS No. 144 will have a material effect on its consolidated financial statements.

   In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus regarding the provision in EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The Company is required to adopt this provision of EITF Issue 00-25 on January 1, 2002, and it does not believe the adoption of this new guidance will have a material effect on its consolidated financial statements.

  Reclassifications

   Certain balances in the Company's 2000 and 1999 consolidated financial statements have been reclassified to conform to the presentation in 2001.

2.  Reorganization Under Bankruptcy Proceedings

   On August 15, 2001 (the "Petition Date"), Covad, excluding its operating subsidiaries, filed a voluntary petition (the "Petition") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") for the purpose of confirming its pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001 (the "Plan") with the majority holders (the "Noteholders") of its senior notes (Note 7). The Petition was filed with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and was assigned Case No. 01-10167 (JJF). On December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on December 20, 2001 (the "Effective Date"), the Plan was consummated and Covad emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of the Plan, including the unresolved claims described below.

                       COVAD COMMUNICATIONS GROUP, INC.

   On the Effective Date, the Company made the following distributions of cash and shares of its common stock to certain claimants:

                                                     Common Stock
                                   ------------------------------------------------
                                                       Aggregate Fair     Total
Claimant                             Cash     Shares    Market Value  Consideration
--------                           -------- ---------- -------------- -------------
Noteholders....................... $271,708 35,292,800    $88,585       $360,293
Plaintiffs in litigation (Note 10)    5,793  2,000,000      5,020         10,813
Other claimants...................    1,900         --         --          1,900
                                   -------- ----------    -------       --------
                                   $279,401 37,292,800    $93,605       $373,006
                                   ======== ==========    =======       ========

   The aforementioned distributions of cash and shares of the Company's common stock resulted in the extinguishment of certain liabilities of Covad as of the Effective Date and the recognition of an extraordinary gain and certain litigation-related and other general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2001, as follows:

Extinguishment of senior notes:
   Senior notes...................................................... $1,351,488
   Accrued interest..................................................     42,532
                                                                      ----------
                                                                       1,394,020
   Less consideration distributed to the Noteholders.................    360,293
                                                                      ----------
       Extraordinary gain recognized................................. $1,033,727
                                                                      ==========
Settlement of litigation (Note 10):
   Consideration distributed to the plaintiffs....................... $   10,813
   Less amounts accrued prior to the Effective Date..................      6,820
                                                                      ----------
       Additional litigation-related expenses recognized............. $    3,993
                                                                      ==========
Other:
   Consideration distributed to the claimants........................ $    1,900
   Less amounts accrued prior to the Effective Date..................         --
                                                                      ----------
       Additional general and administrative expenses recognized..... $    1,900
                                                                      ==========

   There were unresolved claims related to Covad's Chapter 11 bankruptcy proceedings aggregating $31,608 as of December 31, 2001. As of December 31, 2001, the Company has recorded these unresolved claims in its consolidated balance sheet based on the amount of such claims allowed by the Bankruptcy Court (adjusted for changes in the value of the Company's common stock after December 20, 2001), unless the Company has persuasive evidence indicating that a claim is duplicative with another allowed claim that was settled previously or is otherwise in error. In these cases, the unresolved claim does not meet the criteria for recognition in the Company's consolidated financial statements. However, it is reasonably possible that the Company's unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for "Unresolved claims related to bankruptcy proceedings" reflected in the accompanying consolidated balance sheet as of December 31, 2001.

   As of December 31, 2001, the Company had (i) placed $8,000 of cash in a reserve fund (this balance is classified as "Restricted Cash and Investments" in the accompanying consolidated balance sheet) and (ii) reserved 7,295,844 shares of common stock pending the resolution of the aforementioned disputed claims.

                       COVAD COMMUNICATIONS GROUP, INC.

   The holders of the Company's common stock issued prior to the Effective Date of the Plan retained their existing equity interests, but were diluted through the issuance of common stock to the claimants described above. As of the Effective Date, and after the issuance of 37,292,800 shares of the Company's common stock pursuant to the Plan as described above, there were 216,445,276 shares of the Company's common stock issued and outstanding. The holders of the Company's common stock immediately before the Effective Date of the Plan held more than 50% of the Company's voting shares (including shares reserved for future issuance under the Plan) immediately after the Effective Date of the Plan. Therefore, under AICPA Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company did not qualify for fresh-start reporting.

   In accordance with SOP 90-7, expenses resulting from the restructuring are reported separately as reorganization items. For the year ended December 31, 2001, the Company recognized expenses directly associated with Covad's Chapter 11 bankruptcy proceedings in the amount of $63,229. These reorganization expenses consisted of (i) non-cash adjustments to unamortized debt issuance costs and discounts and (ii) professional fees for legal and financial advisory services. For the year ended December 31, 2001, the Company recognized interest income in the amount of $609 on accumulated cash that Covad did not disburse as a result of its Chapter 11 bankruptcy proceedings. Such interest income has been offset against the aforementioned reorganization expenses in the Company's 2001 consolidated statement of operations.

   Operating cash receipts and payments made by Covad resulting from the Plan were as follows for the period from August 15, 2001 through December 20, 2001:

                 Cash receipts:
                    Interest received................ $  2,650
                                                      --------
                        Total cash receipts.......... $  2,650
                                                      ========
                 Cash disbursements:
                    Interest paid.................... $  1,509
                    Professional fees paid...........   16,003
                    Claims paid......................  277,892
                                                      --------
                        Total cash disbursements..... $295,404
                                                      ========

3.  Other Restructuring Activities

   BlueStar, which was acquired by the Company on September 22, 2000 in a transaction accounted for as a purchase (Note 6), provided broadband communications and Internet services to small and medium sized businesses in smaller cities using a direct sales model. Continued losses at BlueStar, with no near term possibility of improvement, caused the Company's board of directors, to decide, on June 22, 2001, to cease the Company's funding of BlueStar's operations. Subsequently, on June 25, 2001, BlueStar terminated all of its 365 employees. However, 59 of BlueStar's former employees were temporarily retained by the Company for varying periods through July 31, 2001 to assist with the migration of certain BlueStar end user lines to the Company's network, as described below. In addition, the Company hired 69 of BlueStar's former employees subsequent to June 25, 2001.

   On June 24, 2001, the Company and BlueStar entered into a Purchase Agreement ("PA") under which the Company purchased the right to offer service to BlueStar's customers, subject to BlueStar's right to seek higher offers. The amount of consideration to be paid by the Company under the PA is contingent on the number of end user lines that are successfully migrated from BlueStar to the Company. However, the maximum amount payable

                       COVAD COMMUNICATIONS GROUP, INC.

by the Company under the PA is $5,000. To facilitate this migration, the Company and BlueStar entered into a Migration Agreement on July 12, 2001 that required the Company to pay certain amounts contemplated in the PA directly to certain former employees of BlueStar and certain BlueStar vendors, including the Assignee, as defined below. The Company made payments aggregating $5,100 in connection with BlueStar's cessation of operations during the year ended December 31, 2001. Of this amount, $1,300 represents employee severance benefits, $2,000 represents customer acquisition costs under the PA and $1,800 represents legal and other professional fees . Such (i) severance benefits and professional fees and (ii) customer acquisition costs have been charged to restructuring expenses and network and product costs, respectively, in the Company's consolidated statement of operations for the year ended December 31, 2001.

   On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors ("ABC") of all its assets to an independent trustee (the "Assignee") in the State of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that is expected to occur over a period of approximately one year. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar's former assets are no longer controlled by BlueStar or the Company and cannot be used by either BlueStar's or the Company's board of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar's assets and the discharging of its liabilities are currently under the sole control of the Assignee. On July 25, 2001, certain creditors of BlueStar filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code, which was dismissed on October 11, 2001. Nevertheless, the control of BlueStar's assets no longer rests with the Company. Therefore, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of $55,200 in the Company's consolidated balance sheet as of December 31, 2001. Such deferred gain represents the difference between the carrying values of BlueStar's assets (aggregating $7,900) and liabilities (aggregating $63,100) as of June 25, 2001. The Company will recognize such deferred gain as an extraordinary item when the liquidation of BlueStar is complete and its liabilities have been discharged.

   The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the deconsolidation of BlueStar had occurred on January 1, 2000 and does not purport to be indicative of the results of operations that would have occurred had the deconsolidation occurred on January 1, 2000, or the results that may occur in the future :

                                                        Year ended December 31,
                                                        ----------------------
                                                          2001        2000
                                                        ---------  -----------
Revenues............................................... $ 320,619  $   152,948
Loss before extraordinary item and cumulative effect of
  accounting charge.................................... $(646,647) $(1,406,527)
Net income (loss)...................................... $ 387,080  $(1,415,776)
Basic and diluted net income (loss) per share.......... $    2.18  $     (9.29)

   During the fourth quarter of 2000, the Company announced a comprehensive restructuring plan that involved the following steps:

  . raising revenue by reducing rebates and other incentives that the Company provides to customers and reducing new line addition plans for 2001 to improve margins and reduce subscriber payback times;

  . closing approximately 200 under-performing or not fully built-out central offices and holding the size of the Company's network at approximately 1,700 central offices;

  . reducing the Company's workforce by 638 employees, which represented approximately 21% of the Company's workforce;

                       COVAD COMMUNICATIONS GROUP, INC.

  . closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia, Santa Clara, California and Denver, Colorado.

  . continued downsizing of the Company's international operations and discontinuing plans to fund additional international expansion while continuing to manage existing investments ( Note 6);

  . enhancing productivity in the Company's operations to increase customer satisfaction while reducing costs;

  .   restructuring the Company's direct sales and marketing channel; and

  . evaluating and implementing other cost reduction strategies, including salary freezes and reductions in travel, facilities and advertising expenses.

   In connection with this restructuring plan, the Company recorded a charge to operations of $4,988 in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the year ended December 31, 2001, the total workforce was reduced by 638 employees and the Company paid $3,849 in severance benefits, which were charged against the restructuring liability recorded as of December 31, 2000.

   The Company recorded additional restructuring expenses aggregating $14,364 during the year ended December 31, 2001, of which $2,140 related to the BlueStar shutdown. These expenses consist principally of collocation and building lease termination costs that met the requirements for accrual in 2001. During the year ended December 31, 2001, the Company paid collocation and building lease termination costs of $12,355, which were charged against the restructuring liabilities recorded during 2001. During the year ended December 31, 2001, the restructuring liability was also reduced by $131 based on revised estimates of the Company's restructuring expenses. Management continues to consider whether additional restructuring is necessary, and the Company may incur additional charges to operations related to any further restructuring activities in future periods.

4.  Revenue Recognition and Change in Accounting Principle

   Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales prices is reasonably assured. Revenues earned for which the customer has not been billed are recorded as "Unbilled revenues" in the consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the consolidated balance sheet caption "Unearned revenues." Included in revenues are Federal Universal Service Fund charges billed to customers aggregating $13,277, $10,647 and $1,717 for the years ended December 31, 2001, 2000 and
1999, respectively.

   The Company has over 150 wholesale customers. However, for the year ended December 31, 2001, the Company's thirty largest wholesale customers collectively comprised 88.5% of the Company's total wholesale revenues and 76.0% of the Company's total revenues. As of December 31, 2001, receivables from these customers collectively comprised 79.9% of the Company's gross accounts receivable balance.

   For the year ended December 31, 2001, one wholesale customer (Earthlink, Inc.) accounted for 17.5% of the Company's total revenues. As of December 31, 2001, receivables from this wholesale customer comprised 26.0% of the Company's gross accounts receivable balance. For the year ended December 31, 1999, two wholesale customers (Earthlink, Inc. and XO Communications) accounted for 14.0% and 13.0%, respectively, of the Company's total revenues. As of December 31, 1999, receivables from such wholesale

                       COVAD COMMUNICATIONS GROUP, INC.

customers comprised 9.2% and 8.9%, respectively, of the Company's gross accounts receivable balance. No individual customers accounted for more than 10% of the Company's total revenues in 2000.

   A number of the Company's ISP customers are experiencing financial difficulties. During the years ended December 31, 2001 and 2000, certain of these financially distressed ISP customers either (i) were not current in their payments for the Company's services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) its ability to retain certain of the payments received from the ISP customers who have filed for bankruptcy protection is uncertain. Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner, but who have not filed for bankruptcy protection, is recorded as revenue when cash for those services is received, after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheet caption "Unearned revenues" if the Company's ability to retain these payments is uncertain.

   A number of the Company's financially distressed ISP customers have filed for bankruptcy protection. Revenues from these ISP customers accounted for approximately 7.1%, 8.3% and 18.3% of the Company's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The Company continues to attempt to migrate end users from certain of these financially distressed ISP customers to the extent feasible.

   During the years ended December 31, 2001 and 2000, the Company issued billings to its financially distressed customers, including those that have filed for bankruptcy protection, aggregating $74,928 and $45,278, respectively (none in 1999). These billings were not recognized as revenues or accounts receivable in the consolidated financial statements. However, the Company ultimately recognized revenues from certain of these customers on a cash basis (as described above) aggregating $29,003 and $2,814 during the years ended December 31, 2001 and 2000, respectively (none in 1999).

   The Company has obtained information indicating that some of its ISP customers who (i) were essentially current in their payments for the Company's services prior to December 31, 2001, and (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable by the Company as of December 31, 2001, may become financially distressed. Revenues from these customers accounted for approximately 14.2%, 13.9% and 25.5% of the Company's total net revenues for the years ended December 31, 2001, 2000, and 1999, respectively. If these customers are unable to demonstrate their ability to pay for the Company's services in a timely manner, in periods ending subsequent to December 31, 2001, revenue from these customers will be recognized on a cash basis (as described above).

   The Company has billing disputes with certain of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company's accounts receivable and revenues can be reasonably estimated based on historical experience. Accordingly, the Company maintains an allowance, through charges to revenues, based on its estimate of the ultimate resolution of these disputes. During the years ended December 31, 2001 and 2000, the Company wrote-off certain accounts receivable balances aggregating $6,701 and $13,468, respectively, against the allowance for customer disputes. The Company did not write-off any accounts receivable balances against the allowance for customer disputes in 1999.

   During the fourth quarter of 2000, retroactive to January 1, 2000, the Company changed its method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial

                       COVAD COMMUNICATIONS GROUP, INC.

Statements." Previously, the Company had recognized up-front fees as revenues upon activation of service. Under the new accounting method, which was adopted retroactive to January 1, 2000, the Company now recognizes up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Also as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, the Company now treats the incremental direct costs of service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to expense using the straight-line method over 24 months. The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which is included in net loss for the year ended December 31, 2000. The effect of the change in accounting principle on the year ended December 31, 2000 was to increase loss before cumulative effect of change in accounting principle by $51,550 ($0.33 per share). The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to all prior periods presented.

   For the years ended December 31, 2001 and 2000, the Company recognized $11,661 and $18,661, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue during 2001 and 2000 was to increase net income/decrease net loss by $3,067 and $4,624, respectively.

5.  Impairment of Long-Lived Assets

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

   With the assistance of independent valuation experts, the Company then determined the fair value of its long-lived assets. Fair value was determined using the discounted cash flow method and the market comparison method. A write-down of $589,388 was recorded in the fourth quarter of 2000, reflecting the amount by which the carrying amount of certain long-lived assets exceed their respective fair values. The write-down consisted of $390,641 for goodwill, $92,395 for other intangible assets and $106,352 for certain property and equipment. As described in Note 6, the Company recorded an additional write-down of goodwill in the amount of $1,989 during 2001. Furthermore, during the fourth quarter of 2001, the Company determined that (i) certain of its communication equipment was obsolete based on its discontinued use in the Company's network and (ii) it would sell (subject to the approval of the Company's board of directors) its land, building and certain furniture and fixtures located in Manassas, Virginia. In March 2002, the Company entered into a non-binding letter of intent with a third party to sell the aforementioned Manassas, Virginia property. Accordingly, a write-down of this property and equipment in the amount of $9,999 was recognized by the Company during the fourth quarter of 2001. No write-downs of long-lived assets were recorded by the Company during 1999.

                       COVAD COMMUNICATIONS GROUP, INC.

   Property and equipment consisted of the following:

                                                         December 31,
                                                       -----------------
                                                         2001     2000
                                                       -------- --------
        Land.......................................... $    891 $  1,195
        Building......................................   17,257   18,226
        Leasehold improvements........................    8,433   11,360
        Computer equipment............................   46,440   45,147
        Computer software.............................   34,751   39,727
        Furniture and fixtures........................   20,337   28,584
        Networks and communication equipment..........  332,668  290,661
                                                       -------- --------
                                                        460,777  434,900
        Less accumulated depreciation and amortization  244,973   96,491
                                                       -------- --------
           Property and equipment, net................ $215,804 $338,409
                                                       ======== ========

6.  Business Acquisitions and Equity Investments

Acquisition of Laser Link.net, Inc.

   On March 20, 2000, the Company acquired Laser Link.net, Inc. ("Laser Link") by issuing approximately 5,000,000 common shares in exchange for all of the outstanding common shares of Laser Link. This transaction was accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the results of operations of Laser Link for periods ending after the date of acquisition. The common shares issued were valued for accounting purposes using the average market price of $61.52 per share, which is based on the average closing price around the announcement date (March 9, 2000) of the transaction. The outstanding Laser Link stock options were converted into options to purchase approximately 1,400,000 shares of the Company's common stock at a fair value of $58.66 per share. In addition, the outstanding Laser Link warrants were converted into warrants to purchase 15 shares of the Company's common stock at a fair value of $61.52 per share. The value of the options and warrants, as well as direct transaction costs, were included as elements of the total purchase cost.

                       COVAD COMMUNICATIONS GROUP, INC.

   The total purchase cost of the Laser Link acquisition has been allocated to the assets and liabilities of Laser Link based upon estimates of their fair values. The following tables depict the total purchase cost and the allocation thereof:

            Total purchase cost:
               Value of common shares issued............... $308,429
               Value of assumed Laser Link options.........   84,176
                                                            --------
                                                             392,605
               Acquisition costs...........................   10,566
                                                            --------
                      Total purchase cost.................. $403,171
                                                            ========
            Purchase price allocation:
               Tangible net assets acquired................ $    691
               Intangible assets acquired:
                   Developed and core technology...........   13,023
                   Customer base...........................   28,552
                   Assembled workforce.....................    1,140
                   In-process research and development.....    3,726
                   Goodwill................................  356,039
                                                            --------
                      Total purchase consideration......... $403,171
                                                            ========

   The tangible assets of Laser Link acquired by the Company aggregating $9,078 consisted principally of cash, accounts receivable and property and equipment. The liabilities of Laser Link assumed by the Company aggregating $8,387 consisted principally of a note payable (which was repaid prior to December 31, 2000), accounts payable and accrued expenses.

   The customer base was valued using an income approach, which projects the associated revenue, expenses and cash flows attributable to the customer base over its estimated life of five years. These cash flows are discounted to their present value. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of five years (Note 5).

   The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of three years (Note 5).

   A portion of the purchase price was allocated to developed and core technology and in-process research and development ("IPRD"). Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Laser Link concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The relief from royalty method, which assumes that the value of an asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the assets, was the primary technique utilized in valuing the developed and core technology and IPRD.

   Where developmental projects had reached technological feasibility, they were classified as developed and core technology and the value assigned to developed technology was capitalized. Through December 31, 2000, the elements of this intangible asset were being amortized on a straight-line basis over their estimated useful lives, which ranged from one to four years (Note 5). Where the developmental projects had not reached

                       COVAD COMMUNICATIONS GROUP, INC.

technological feasibility and had no future alternative uses, they were classified as IPRD. The value allocated to projects identified as IPRD was charged to expense in 2000.

   The nature of the efforts required to develop the purchased IPRD into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

   In valuing the IPRD, the Company considered, among other factors, the importance of each project to the overall development plan, the project incremental cash flows from the projects when completed and any associated risks. The projected incremental cash flows were discounted back to their present value using a discount rate of 30%. This discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

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

   Goodwill was determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets and liabilities. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of five years (Note 5).

   The following unaudited pro forma financial information presents the consolidated results of operations of the Company, excluding the charges for IPRD and long-lived asset impairment, as if the acquisition of Laser Link had occurred on January 1, 1999 and does not purport to be indicative of the results of the operations that would have occurred had the acquisition been made on January 1, 1999, or the results that may occur in the future:

                                                                   Year ended December 31,
                                                                   ----------------------
                                                                      2000         1999
                                                                   ---------    ---------
Revenues.......................................................... $ 164,176    $  66,502
Loss before extraordinary item and cumulative effect of accounting
  change.......................................................... $(858,011)   $(276,177)
Net loss.......................................................... $(867,260)   $(276,177)
Basic and diluted net loss per share.............................. $   (5.65)   $   (2.54)

Acquisition of BlueStar

   On September 22, 2000, the Company acquired BlueStar by issuing approximately 6,100,000 shares of common stock (including 800,000 shares to be held in escrow for a one year period pending the Company's verification of certain representations and warranties made to it by BlueStar at the date of the acquisition) in exchange for all of the outstanding preferred and common shares of BlueStar. Two of the Company's stockholders and members of its board of directors when the acquisition occurred were also stockholders of BlueStar, and one was a member of the board of directors of BlueStar.

                       COVAD COMMUNICATIONS GROUP, INC.

   This transaction was accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the results of operations of BlueStar for periods ending after the date of acquisition. However, as described in Note 3, the Company deconsolidated BlueStar effective June 25, 2001.

   The common shares issued by the Company to BlueStar's stockholders were valued for accounting purposes using the average market price of $14.23 per share, which is based on the average closing price around the closing date of the transaction. In addition, the outstanding BlueStar stock options and warrants were converted into options to purchase approximately 225,000 shares of the Company's common stock at a fair value of $6.55 per share. The value of the options, as well as direct transaction costs, have been included as elements of the total purchase cost.

   Up to 5,000,000 additional common shares of the Company's common stock were to be issued if BlueStar achieved certain specified levels of revenues and earnings before interest, taxes, depreciation and amortization in 2001. However, during April, 2001, the Company reached an agreement with the BlueStar stockholders' representative to resolve this matter, as well as the matters that caused 800,000 of the Company's common shares to be held in escrow as of December 31, 2000, by providing the BlueStar stockholders with 2,532,850 (which include 264,369 options and warrants which are held by the Company in the event such options and warrants are exercised after the distribution date) of the 5,000,000 shares, in exchange for a release of all claims against the Company. The 800,000 common shares held in escrow were ultimately returned to the Company under this agreement. BlueStar's former stockholders received the additional shares of the Company's common stock during 2001. Consequently, the Company recorded additional goodwill of $1,989 in 2001. However, the Company determined that such goodwill was impaired based on BlueStar's continued operating losses, as described in Note 3. Therefore, such goodwill balance was written-off through a charge to the provision for long-lived asset impairment during the year ended December 31, 2001.

   The total purchase cost of the BlueStar acquisition was allocated to the assets and liabilities of BlueStar based upon estimates of their fair value. The following tables depict the total purchase cost and the allocation thereof:

       Total purchase cost:
          Value of common shares issued....................... $ 86,579
          Fair Value of assumed BlueStar options and warrants.    1,471
                                                               --------
                                                                 88,050
          Acquisition costs...................................    5,724
                                                               --------
                 Total purchase cost.......................... $ 93,774
                                                               ========
       Purchase price allocation:
          Tangible net assets acquired........................ $(55,833)
          Intangible assets acquired:
              Customer base...................................   17,332
              Assembled workforce.............................   11,491
              Deferred stock-based compensation...............      407
              Collocation agreements..........................   24,013
              Goodwill........................................   96,364
                                                               --------
                                                               $ 93,774
                                                               ========

   The tangible assets of BlueStar acquired by the Company aggregating $64,753 consisted principally of accounts receivable, prepaid expenses and property and equipment. The liabilities of BlueStar assumed by the

                       COVAD COMMUNICATIONS GROUP, INC.

Company aggregating $120,586 consisted principally of accounts payable, accrued expenses, a short-term bridge loan (which was retired prior to December 31, 2000) and equipment financing arrangements.

   The customer base was valued using an income approach, which projects the associated revenue, expenses and cash flows attributable to the customer base over its estimated life. These cash flows are discounted to their present value using a rate of return that reflects the appropriate level of risk. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of three years (Note 5).

   The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of three years (Note 5).

   The value of the collocation agreements was calculated using the replacement cost approach which estimates the value of the asset at replacement cost. Through December 31, 2000, this intangible asset was being amortized to expense over its estimated useful life of three years (Note 5).

   Deferred stock-based compensation associated with unvested BlueStar stock options at the date of acquisition was being amortized to expense over the remainder of the vesting period (Note 5).

   Goodwill was determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets and liabilities. Through December 31, 2000, this intangible asset was being amortized on a straight-line basis over its estimated useful life of five years (Note 5).

   The following unaudited pro forma financial information presents the consolidated results of operations of the Company, excluding the charge for long-lived asset impairment, as if the acquisition of BlueStar had occurred on January 1, 1999 and does not purport to be indicative of the results of operations that would have occurred had the acquisition been made on January 1, 1999, or the results that may occur in the future:

                                                                   Year ended December 31,
                                                                   ----------------------
                                                                      2000         1999
                                                                   ---------    ---------
Revenues.......................................................... $ 164,635    $  67,258
Loss before extraordinary item and cumulative effect of accounting
  change.......................................................... $(924,242)   $(251,636)
Net loss.......................................................... $(933,491)   $(251,636)
Basic and diluted net loss per share.............................. $   (5.95)   $   (2.21)

                       COVAD COMMUNICATIONS GROUP, INC.

Unconsolidated Investments in Affiliates

   The following table lists the Company's unconsolidated investments in affiliates as of December 31, 2001 and 2000:

                                               Ownership               Investment
                                               Percentage            Carrying Value
                                               ---------  Method of  --------------
      Entity Name        Date of Investment(s) 2001  2000 Accounting  2001   2000
      -----------        --------------------- ----  ---- ---------- ------ -------
DishnetDSL Limited......  February 2000          6%    6%   Equity   $3,000 $17,603
ACCA Networks Co., Ltd..  August 2000           18%   42%   Equity       --   9,195
Certive Corporation.....  November 1999; May
                          2000                   5%    5%   Equity    1,874   2,418
Sequoia Capital X.......  May-November 2000     --     2%   Equity       --   1,131
Loop Holdings Europe ApS  September 2000        21%   21%   Equity       --      --
                                                                     ------ -------
                                                                     $4,874 $30,347
                                                                     ====== =======

DishnetDSL Limited

   In February 2000, the Company acquired a 6% American Depository Receipt ("ADR") equity interest in DishnetDSL Limited ("Dishnet"), a privately held, Indian telecommunications company, in exchange for cash payments totaling approximately $23,000, which the Company believed was representative of the fair value of such investment based on significant concurrent investments in Dishnet made by new, non-strategic investors. The difference between the cost of the Company's equity investment in Dishnet and its proportional share of Dishnet's net assets ($11,963 and $15,700 as of December 31, 2001 and 2000, respectively) is being amortized using the straight-line method over a period of five years. Concurrent with its purchase of the Dishnet ADRs, the Company also acquired, without further consideration, (i) contingent warrants for the purchase of up to 3,700,000 Dishnet ADRs at a price that is presently indeterminate and (ii) a put option (the "Put Option") from a Dishnet shareholder and another entity that entitles the Company to require these entities to purchase the Dishnet ADRs owned by the Company at their original purchase price for a specified period beginning in February 2002. Because of the contingent nature of the Dishnet warrants and uncertainties concerning the financial capacity of the makers of the Put Option, the Company ascribed no separate value to these elements of the transaction. As a result of this strategic investment, one employee of the Company became a member of the board of directors of Dishnet. (The Company's chairman holds options to purchase shares of Dishnet and is independently a member of the board of directors of Dishnet).

   In February 2002, the Company's board of directors approved an offer involving (i) the sale of the Company's 6% ADR interest in Dishnet for $3,000 in cash, (ii) settlement of a claim alleging breach of contract by the Company relating to the OSS license described below and (iii) relinquishment of the Put Option by the Company. Completion of this transaction is conditioned on the negotiation of definitive documents. Consequently, during 2001, the Company wrote-down the carrying value of its Dishnet equity investment to its estimated net realizable value through a charge to the provision for impairment of unconsolidated equity investments in the amount of $10,069.

   In February 2000, the Company also licensed its OSS software to Dishnet and another entity for $28,000, $24,000 of which was received in cash on such date. The Company also agreed to provide certain software support, customization and training services to Dishnet and another entity relating to the OSS license up to an aggregate cost of $2,500. Accordingly, the Company recorded $2,500 of the OSS license proceeds received from Dishnet as a liability in February 2000. All of the $2,500 customization liability has been offset by expenses

                       COVAD COMMUNICATIONS GROUP, INC.

incurred in 2000 and 2001 by the Company to customize the OSS for Dishnet. The remaining proceeds of $21,500 have been offset against the Company's capitalized internal use software costs.

ACCA Networks Co., Ltd.

   In August 2000, the Company acquired a 42% preferred equity interest in ACCA Networks Co., Ltd. ("ACCA"), a privately held, Japanese telecommunications Company, in exchange for cash payments aggregating approximately $11,700, which the Company believes is representative of the fair value of such investment based on significant concurrent investments in ACCA made by new, non-strategic investors. The difference between the cost of the Company' equity investment in ACCA and its proportional share of ACCA's net assets ($1,100 and $1,350 as of December 31, 2001 and 2000, respectively) is being amortized using the straight-line method over a period of five years. As a result of this strategic investment, one employee of the Company is a member of the board of directors of ACCA.

   In addition, in August 2000, the Company also licensed its OSS software to ACCA for $9,000, of which $2,000 and $2,000 was received in cash during 2001 and 2000, respectively. The remainder of $5,000 is due in December 2005. The Company may also receive certain royalty payments from ACCA in the future under terms of the OSS license agreement. The Company also agreed to provide certain software support, customization and training services to ACCA relating to the OSS license up to an aggregate cost of $2,000. Accordingly, the Company recorded $2,000 of the OSS license proceeds received from ACCA as a liability in August 2000, and the remainder of such proceeds will be recorded under the cost recovery method when received as a reduction of the Company's capitalized internal use software costs. All of the $2,000 customization liability has been offset by expenses incurred in 2000 and 2001 by the Company to customize the OSS for ACCA.

Certive Corporation

   As of December 31, 2001, the Company holds a 5% preferred equity interest in Certive Corporation ("Certive"), a privately held, development stage application service provider. The Company's chairman is also the chairman and a principal stockholder of Certive.

Sequoia Capital X

   As of December 31, 2000, the Company held a 2% limited partnership interest in Sequoia Capital X, a privately held venture capital partnership. The Company sold its investment in Sequoia Capital X during 2001 for $1,225 in cash, which resulted in the recognition of a gain in the amount of $178.

Loop Holdings Europe ApS

   In September 2000, the Company acquired 100% of the capital stock of Loop Holdings Europe ApS ("Loop Holdings"), which owns 70% (a 43% voting interest) of the preferred stock of Loop Telecom, S.A. ("Loop Telecom"), a privately held, Spanish telecommunications company. Consideration for the Company's acquisition of the capital stock of Loop Holdings consisted of $15,000 in cash and non-recourse notes payable aggregating $35,000. In March 2001, the Company declined to make the first scheduled payment of $15,000 under the terms of the non-recourse notes payable. As a result, the Company's indirect preferred equity interest in Loop Telecom was diluted to 21% (a 21% voting interest) and its obligations under the non-recourse notes payable were released. Accordingly, in the accompanying consolidated balance sheet as of December 31, 2000, the Company has netted the non-recourse notes payable aggregating $35,000 against the equity investment balance and it has written-off its initial $15,000 investment balance in Loop Holdings through a charge to operations in 2000 due to uncertainties concerning the recoverability of such investment.

                       COVAD COMMUNICATIONS GROUP, INC.

   On February 5, 2002, the Company, via Loop Holdings, sold its equity interest in Loop Telecom to certain other shareholders of Loop Telecom for $360 in cash.

7.  Long-Term Debt

   The Company's long-term debt consisted of the following:

                                                                December 31,
                                                             ------------------
                                                              2001      2000
                                                             ------- ----------
1998 senior notes, extinguished in 2001 (Note 2)............ $    -- $  188,347
1999 senior notes, extinguished in 2001 (Note 2)............      --    211,357
2000 senior notes, extinguished in 2001 (Note 2)............      --    425,000
2000 convertible senior notes, extinguished in 2001 (Note 2)      --    500,000
Note payable to SBC (Note 11), as described below...........  50,000         --
Other.......................................................      --     43,735
                                                             ------- ----------
                                                              50,000  1,368,439
Less current portion........................................      --     43,735
                                                             ------- ----------
   Total long-term debt..................................... $50,000 $1,324,704
                                                             ======= ==========

   Immediately prior to Covad's emergence from Chapter 11 bankruptcy on December 20, 2001 (Note 2), the Company's new agreements with SBC became effective (Note 11). One such agreement (the "Credit Agreement") involves a term note payable that is collateralized by substantially all of the Company's domestic assets. This note bears interest at 11%, which is payable quarterly beginning in December 2003. The entire unpaid principal balance is payable in December 2005. However, the Company has the right to prepay the principal amount of the note, in whole or in part, at any time without penalty. In addition, upon a "Change of Control," as defined in the Credit Agreement, of the Company, SBC has the option to require all amounts due under the terms of the Credit Agreement to be paid by the Company within 30 days of the Change of Control. The Credit Agreement contains various restrictive covenants, which, among other things, restrict the Company's ability to incur additional indebtedness or permit liens to be placed on its assets.

   During the year ended December 31, 2000, the Company recorded in its Consolidated Balance Sheet, as part of the BlueStar acquisition (Note 6), various other financing arrangements, principally to finance the acquisition, build-out and maintenance of BlueStar's networks and communication equipment. These financing arrangements bear interest rates ranging from 7.75% to 12.0% and mature between August 2001 and July 2003. These financing arrangements were classified as current liabilities in the Company's consolidated balance sheet as of December 31, 2000. However, as described in Note 3, the Company deconsolidated BlueStar effective June 25, 2001.

   Aggregate scheduled future principal payments, absent any optional or mandatory prepayments, of long-term debt are as follows:

                        Year ending December 31,
                           2002-2004............ $    --
                           2005.................  50,000
                                                 -------
                               Total............ $50,000
                                                 =======

                       COVAD COMMUNICATIONS GROUP, INC.

8.  Capital Leases

   The Company has entered into capital lease arrangements to finance the acquisition of certain equipment.

   The capitalized costs and accumulated amortization related to assets under capital leases were $133 and $133, respectively, as of December 31, 2001 (the corresponding amounts were $8,214 and $2,298, respectively, as of December 31,
2000).

   The Company did not have significant future minimum lease payments under these capital leases as of December 31, 2001.

9.  Operating Leases

   The Company leases vehicles, equipment, and office space under various operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the respective lease term. Future minimum lease payments by year under operating leases with noncancelable terms in excess of one year, along with future minimum payments to be received under noncancelable subleases, are as follows:

                                        Gross     Less     Net
                                        Lease   Sublease  Lease
                                       Payments Payments Payments
              Year ending December 31, -------- -------- --------
                      2002............ $ 7,911   $  380  $ 7,531
                      2003............   6,703      371    6,332
                      2004............   4,098      309    3,789
                      2005............   2,890       --    2,890
                      2006............   2,857       --    2,857
                     Thereafter.......   1,829       --    1,829
                                       -------   ------  -------
                       Total.......... $26,288   $1,060  $25,228
                                       =======   ======  =======

   Rent expense, which is net of sublease income of $152 in 2001 (none in 2000 or 1999) associated with all operating leases totaled $15,421, $19,584, and $4,302 for the years ended December 31, 2001, 2000, and 1999.

10.  Contingencies

Litigation

   Purchasers of the Company's common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court Northern District of California (the "District Court"). The complaints have been consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company's securities, including those who purchased common stock and those who purchased the Company's convertible senior notes during the periods from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. On August 10, 2001, the Company signed a MOU with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. Under this agreement, the Company is to contribute approximately 6,500,000 common shares. The Company's insurance carriers would fund the cash

                       COVAD COMMUNICATIONS GROUP, INC.

portion of the settlement. Final settlement is contingent on negotiation and execution of a final agreement and approval by the United States District Court. As described in Note 2, this settlement was approved by the Bankruptcy Court on December 20, 2001. Additionally, management, based on the advice of legal counsel, believes it is more likely than not that this settlement will ultimately be approved by the District Court. Consequently, the Company recorded a liability of approximately $18,590 in its consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. The Company will remeasure this liability in future periods, through the date of final settlement of this litigation, based on changes in the underlying value of the Company's common stock.

   In addition, six purchasers of the convertible senior notes that the Company issued in September 2000 have filed complaints against the Company and two former officers in the Superior Court of the State of California for the County of Santa Clara. The complaints have been consolidated. The complaints allege fraud and deceit, negligence and violations of state securities laws. The relief sought includes rescission of the plaintiffs' alleged purchases of approximately $142,000 in aggregate principal amount of convertible notes and unspecified damages, including punitive damages and attorneys' fees. However, the Company believes the convertible notes were legally and validly issued. Two of these purchasers allegedly holding $48,000 in aggregate principal amount of the convertible notes have dismissed their complaints without prejudice. Following the Company's filing for bankruptcy protection, these plaintiffs removed these actions to Federal Court, seeking to amend their claims. After the Federal Court vacated the hearing on plaintiffs' motion to amend, plaintiffs filed a new complaint in Federal Court. The new complaint alleged causes of action against present and formers directors and officers of the Company and no longer named the Company as a defendant. On October 24, 2001, Covad and two former officers reached a settlement in which the plaintiffs agreed to release all of their claims against the Company and its past and present directors and officers. The settlement created a settlement fund consisting of a cash amount provided by the Company and its insurance carrier. This litigation was settled on a final basis on December 20, 2001, upon the payment of $2,600 to the plaintiffs by the Company, which is net of a payment of $900 received by the Company from its insurers.

   Several stockholders have filed complaints, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the Company's underwriters in the United States District Court for the Southern District of New York. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. The plaintiffs claim that the Company and others failed to disclose the arrangements that some of the Company's underwriters purportedly made with certain investors. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are at an early stage, the Company is unable to provide an evaluation of the ultimate outcome of the litigation.
   Numerous former shareholders of Laser Link had threatened to file complaints against the Company and two of its former officers. Under the Plan (Note 2), the Company settled with a group of these former shareholders by paying $2,300 and issuing 2.0 million shares of the Company's common stock to these former shareholders on December 20, 2001 (Note 2). The Company also settled the claims of another former Laser Link shareholder on March 18, 2002, in exchange for a payment by the Company of $640 and the issuance of 0.8 million shares of the Company's common stock. Consequently, the Company recorded a liability of $2,202 in its consolidated balance sheet as of December 31, 2001, through a charge to litigation-related expenses during the fourth quarter of 2001.

   A manufacturer of telecommunications hardware has filed a complaint against the Company in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. The plaintiff is seeking an injunction to stop the Company from using the COVAD

                       COVAD COMMUNICATIONS GROUP, INC.

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

   In connection with his departure, Terry Moya, the Company's former Executive Vice President, Corporate Development and External Affairs, has threatened litigation against the Company for wrongful termination, breach of contract and misrepresentation. The Company does not believe that his assertions have any merit, but cannot predict the ultimate outcome of any potential litigation.

   An unfavorable outcome in any of the pending legal proceedings described above could have a material adverse effect on the Company's consolidated financial position and results of operations.

   The Company is also a party to a variety of other legal proceedings, as either plaintiff or defendant, and is engaged in other disputes that arise in the ordinary course of its business. The Company's management believes these other matters will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations.

Other Contingencies

   As of December 31, 2001, the Company had disputes with a number of telecommunications companies concerning the balances owed to such telecommunications carriers for collocation fees and certain network services. In the opinion of management, such disputes will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations. However, it is reasonably possible that management's estimates of the Company's collocation fee and network service obligations, as reflected in the accompanying consolidated balance sheets, could change in the near term. In this regard, on February 26, 2002, the Company executed a settlement agreement with Verizon involving certain disputed collocation fee and network service obligations. Under the terms of this settlement agreement, (i) the Company was relieved of an accrued collocation fee and network service obligation with a balance of $5,570, which was recorded as a

                       COVAD COMMUNICATIONS GROUP, INC.

reduction of network and product costs during the fourth quarter of 2001 and
(ii) Verizon's ultimate damage award or settlement, if any, pursuant to the Company's antitrust lawsuit against Verizon will be reduced by $6.6 million. In addition, the Company is engaged in a variety of negotiations, arbitrations and regulatory proceedings with multiple telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies' denial of physical central office space to the Company in certain central offices, the cost and delivery of central office space, the delivery of transmission facilities and telephone lines and other operational issues. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company's consolidated financial position and results of operations.

   As of December 31, 2001, management was analyzing the applicability of certain transaction-based taxes to sales of the Company's products and services. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of the Company's respective transaction-based tax liabilities. In the opinion of management, such analysis will be concluded without a material adverse effect on the Company's consolidated financial position and results of operations. However, it is reasonably possible that management's estimates of the Company's transaction-based tax liabilities, as reflected in the accompanying consolidated balance sheets, could change in the near term.

11.  Stockholders' Equity (Deficit)

Strategic Investors

   In January 1999, the Company entered into strategic relationships with AT&T Corp., NEXTLINK Communications, Inc. (now XO Communications) and Qwest Communications Corporation. As part of these strategic relationships, the Company received equity investments totaling approximately $60,000. The Company recorded intangible assets of $28,700 associated with these transactions that were being amortized over periods of three to six years using the straight-line method. For the years ended December 31, 2000 and 1999, such amortization expense totaled $8,300 and $8,200, respectively (none in 2001--Note 5).

   On September 20, 2000, the Company entered into various agreements (the "September 2000 Agreements") with SBC Communications, Inc. ("SBC"), including
(i) a six-year resale and marketing agreement under which SBC was to market and resell the Company's DSL services (through December 31, 2000, the Company had not provided any DSL services to SBC or recognized any revenues under this arrangement), (ii) a stock purchase agreement whereby SBC acquired, on November 6, 2000, a minority ownership position of approximately 6% of the Company's outstanding common stock in exchange for $150,000, and (iii) a settlement agreement of the Company's pending legal matters with SBC and its affiliates including performance standards and line-sharing arrangements governing the future commercial relationship between the two entities in all 13 SBC states.

   Effective December 20, 2001, immediately prior to Covad's emergence from Chapter 11 bankruptcy (Note 2), the Company entered into a series of new agreements with SBC, including (i) a $50,000 Credit Agreement (Note 7), (ii) a 10-year resale agreement (the "Resale Agreement") under which SBC, its affiliates or special agents will resell the Company's DSL services (SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially of the Company's domestic assets, to the Company on December 20, 2001 under the terms of the Resale Agreement) and (iii) a termination and mutual general release agreement (the "Termination Agreement") that resulted in the cancellation of the September 2000 Agreements, except for the stock purchase agreement and an interconnection and line-sharing agreement that remains in effect. The Company received a payment of $10,000 from SBC on December 20, 2001 under the terms of the Termination Agreement, which was deferred and is being recognized as revenue on a straight-line basis over the 10-year term of the Resale Agreement.

                       COVAD COMMUNICATIONS GROUP, INC.

Common Stock

   141,897 and 1,114,841 shares of the Company's common stock outstanding at December 31, 2001 and December 31, 2000, respectively, were subject to repurchase provisions which generally lapse over a four-year period from the date of issuance.

   Common stock reserved for future issuance as of December 31, 2001 was as follows:

                    Bankruptcy claims (Note 2)..  7,295,844
                    Outstanding options......... 31,600,330
                    Options available for grant. 11,194,003
                    Employee stock purchase plan  6,503,927
                    Outstanding warrants........    236,574
                                                 ----------
                       Total.................... 56,830,678
                                                 ==========

Notes Receivable from Stockholders

   Notes receivable from stockholders consisted of full-recourse notes issued to BlueStar by various employees in connection with the exercise of certain stock options. Such notes are collateralized by shares of the Company's common stock and bear interest at a fixed rate of 7%. Interest payments are due annually from January 2001 through January 2004. All principal and accrued interest on these notes is due at maturity, in January 2005, and management believes that all such amounts are fully collectible. However, as described in
Note 3, the Company deconsolidated BlueStar effective June 25, 2001.

Stockholder Protection Rights Plan

   On February 15, 2000, the Company's board of directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company's common stock or Class B common stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company's outstanding shares of common stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder Protection Rights Agreement, one one-thousandth of a share of participating preferred stock, par value $.001 per share, for $400 per share, subject to adjustment. As of December 31, 2001, none of these rights were exercisable.

Warrants

   Warrants for the purchase of 236,574 shares of the Company's common stock were outstanding as of December 31, 2001. Such warrants are exercisable at prices ranging from $0.0015 to $48.44 per share during periods ending between February 2003 and March 2008. All such warrants were vested as of December 31, 2001.

12.  Income Taxes

   The Company has made no provision for income taxes in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods. In addition, the Company made no provision for income taxes on the extraordinary gain resulting from the extinguishment of debt in 2001 (Note 2) due to the relevant tax regulations governing the treatment of debt extinguishment income in Chapter 11 bankruptcy proceedings.

                       COVAD COMMUNICATIONS GROUP, INC.

   A reconciliation of income taxes computed at the federal statutory rate to income tax expense (benefit) recorded in the Company's consolidated statements of operations is as follows:

                                                   Year ended December 31,
                                               ------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  --------
 Federal benefit at statutory rate............ $(241,139) $(505,098) $(66,435)
 Nondeductible interest expense...............       878      1,189     2,050
 Net operating losses with no current benefits   206,948    342,863    64,306
 Goodwill.....................................        --    158,257        --
 Deconsolidation of BlueStar..................    23,915         --        --
 Other........................................     9,398      2,789        79
                                               ---------  ---------  --------
    Income tax expense (benefit).............. $      --  $      --  $     --
                                               =========  =========  ========

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                        December 31,
                                                    --------------------
                                                      2001       2000
                                                    ---------  ---------
       Deferred tax assets:
          Net operating loss carryforwards......... $ 149,756  $ 297,903
          Unearned revenue.........................    77,959     52,094
          Accrued interest.........................        --     24,376
          Unconsolidated investments in affiliates.    25,454     14,343
          Depreciation and amortization............    36,437     21,964
          Other....................................     2,907     36,490
                                                    ---------  ---------
              Total deferred tax assets............   292,513    447,170
          Valuation allowance......................  (292,513)  (438,454)
                                                    ---------  ---------
              Net deferred tax assets..............        --      8,716
          Deferred tax liabilities.................        --     (8,716)
                                                    ---------  ---------
              Net deferred taxes................... $      --  $      --
                                                    =========  =========

   Realization of the Company's deferred tax assets relating to net operating loss carryforwards is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company's net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(145,941), $411,672 and $8,282 during 2001, 2000, and 1999, respectively.

   As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $267,200, which will expire in the year 2021, if not utilized. The Company's federal net operating loss carryforwards were reduced by $950,000 as a result of the Company's Chapter 11 bankruptcy proceedings (Note 2). The Company also had net operating loss carryforwards for state income tax purposes of approximately $937,600, which begin to expire in 2004, if not utilized.

   The tax benefits associated with employee stock options provided deferred tax benefits of $116 for the year ended December 31, 2001. Such deferred tax benefits have been offset by a valuation allowance and will be credited to additional paid-in capital if realized. Deferred tax benefits related to the Company's employee stock options in prior years were eliminated as a result of the Company's Chapter 11 bankruptcy proceedings (Note 2).

                       COVAD COMMUNICATIONS GROUP, INC.

   The utilization of the Company's net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

13.  Employee Benefit Plans

Defined Contribution Plan

   The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

   In connection with the Company's acquisition of Laser Link (Note 6) and BlueStar (Notes 3 and 6), the Company merged Laser Link's and BlueStar's defined contribution retirement plan under Section 401(k) of the Internal Revenue Code into the Company's defined contribution retirement plan.

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

Stock Option Plans

   The 1997 Stock Plan (the "Plan") provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company's board of directors. The options expire from two to eight years after the date of grant. As of December 31, 2001, the Company has reserved 42,794,333 shares of the Company's common stock under the Plan for sale and issuance at prices to be determined by the Company's board of directors.

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

   In connection with the Company's acquisition of BlueStar, the Company assumed BlueStar's stock option plan. BlueStar's stock option plan provides for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. The Company assumed the BlueStar stock option plan at the time it acquired BlueStar and it is no longer issuing options under the BlueStar stock option plan. A maximum of 1,251,182 shares of the Company's Common Stock will be available for issuance under the BlueStar stock option plan. The options granted under the BlueStar stock option plan are included in the data set forth below.

                       COVAD COMMUNICATIONS GROUP, INC.

   The following table summarizes stock option activity for the years ended December 31, 2001, 2000, and 1999:

                                           Number of
                                           Shares of
                                            Common      Option Price
                                             Stock       Per Share
                                          -----------  --------------
          Balance as of December 31, 1998  27,557,550  $0.022-$  5.44
             Granted.....................   8,774,658  $0.007-$ 44.67
             Exercised...................  (8,012,683) $0.007-$ 38.17
             Cancelled...................  (3,796,892) $0.147-$ 43.42
                                          -----------  --------------
          Balance as of December 31, 1999  24,522,633  $0.007-$ 44.67
             Granted and assumed.........  16,604,003  $0.001-$149.79
             Exercised...................  (5,461,935) $0.001-$ 66.58
             Cancelled...................  (7,930,326) $0.001-$ 64.75
                                          -----------  --------------
          Balance as of December 31, 2000  27,734,375  $0.001-$149.79
             Granted.....................  24,726,003  $0.350-$ 39.00
             Exercised...................  (4,100,977) $0.001-$  2.56
             Cancelled................... (16,759,071) $0.001-$149.79
                                          -----------  --------------
          Balance as of December 31, 2001  31,600,330  $0.001-$149.79
                                          ===========  ==============

   The following is a summary of the status of stock options outstanding at December 31, 2001:

                                 Options Outstanding                  Options Exercisable
                     -------------------------------------------- ---------------------------
                     Number of  Weighted-Average Weighted-Average Number of  Weighted-Average
Exercise Price Range  Shares     Life Remaining   Exercise Price   Shares     Exercise Price
-------------------- ---------- ---------------- ---------------- ---------- ----------------
   $0.00-$6.63...... 24,823,856       6.9             $ 1.51       7,072,160      $ 1.84
   $6.63-$13.25.....    627,052       5.6             $ 8.35         331,778      $ 7.97
   $13.25-$19.88....    950,439       6.2             $16.28         361,725      $16.78
   $19.88-$26.50....    301,003       6.2             $24.20         118,671      $24.47
   $26.50-$33.13....  1,721,530       5.3             $28.98         962,252      $28.99
   $33.13-$39.75....    526,420       4.6             $35.88         344,424      $35.76
   $39.75-$46.38....    490,118       5.3             $40.88         296,718      $40.84
   $46.38-$53.00....    577,777       6.2             $50.66         254,829      $50.66
   $53.00-$59.63....    767,429       6.1             $57.08         357,052      $57.08
   $59.63-$149.79...    814,706       5.9             $65.77         372,650      $67.99
                     ----------       ---             ------      ----------      ------
                     31,600,330       6.6             $ 8.89      10,472,259      $12.95
                     ==========       ===             ======      ==========      ======

   During the year ended December 31, 2001, the Company reversed approximately $1,213 of deferred stock-based compensation recorded in prior years due to the termination of certain employees. During the years ended December 31, 2000 and 1999, the Company recorded deferred stock-based compensation of approximately $628 and $6,593, respectively, as a result of granting stock options and issuing restricted stock with exercise or purchase prices that were less than the fair value of the Company's common stock at the date of grant or issuance. These amounts are being amortized to operations over the vesting periods using a graded vesting method. Amortization of deferred stock-based compensation for the years ended December 31, 2001, 2000 and 1999 was approximately $1,597, $4,481 and $4,768, respectively. Included in the amortization of deferred stock-based compensation for the year ended December 31, 2000 are amounts aggregating $724 relating to accelerated vesting provisions included in stock options granted to certain employees in previous years. These accelerated

                       COVAD COMMUNICATIONS GROUP, INC.

vesting provisions were triggered by the resignation of such employees during 2000. No similar amounts are included in the amortization of deferred stock-based compensation in 2001 or 1999.

   During the year ended December 31, 2001, the Company extended the exercise period of options granted to certain former employees for the purchase of 244,550 shares of the Company's common stock. Consequently, the Company recognized stock-based compensation expense of $253 in 2001, which represents the difference between the exercise price of these options and the fair value of the Company's common stock on the respective dates of the option award modifications. The Company did not modify any stock-based awards in 2000 or 1999.

   The Company grants options to consultants from time to time in exchange for services performed for the Company. In general, these options vest over the contractual period of the consulting arrangement. The Company granted options to consultants to purchase 347,000 and 39,000 shares of the Company's common stock in 2001 and 1999, respectively. No shares were granted to consultants in 2000. The fair value of these options is being amortized to expenses over the vesting term of the options. The Company recorded expense of $186, and $534 for the fair value of these options in 2001 and 1999, respectively. No expense was recorded for options granted to consultants in 2000. As of December 31, 2001, the fair value of the remaining unvested options to consultants is $643. These charges are subject to adjustment based on the fair value of the stock on the date the options vest.

Pro forma Stock-Based Compensation Information

   Pro forma information regarding the results of operations and net income
(loss) per share is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes valuation model.

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

   Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For the years ended December 31, 2001, 2000 and 1999, the fair value of the Company's stock-based awards to employees was estimated using the following weighted average assumptions:

                                               2001   2000   1999
                                               -----  -----  -----
             Expected life of options in years   4.0    4.0    4.0
             Volatility....................... 169.2% 171.0% 123.5%
             Risk-free interest rate..........   3.5%   5.1%   7.0%
             Expected dividend yield..........   0.0%   0.0%   0.0%

   The weighted average fair value of stock options granted during the years ended December 31, 2001, 2000, and 1999 was $1.45, $29.02 and $9.79 per share, respectively. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period, which would

                       COVAD COMMUNICATIONS GROUP, INC.

result in a reduction in net income/an increase in net loss of approximately $13,051, $206,900 and $35,200 for the years ended December 31, 2001, 2000 and
1999, respectively.

   The result of applying the fair value method to the Company's option grants would have reduced the net income per share/increased the net loss per share by $.07 per share, $1.33 per share and $0.23 per share for the years ended December 31, 2001, 2000 and 1999, respectively.

14.  Business Segments

   The Company disaggregates its business operations based upon differences in services and marketing channels, even though the cash flows from these operations are not largely independent of each other. The Company's wholesale division ("Wholesale") is a provider of high-speed connectivity services, which utilize DSL technology, to ISP, enterprise and telecommunications carrier customers. The Company's direct division ("Direct") is a provider of high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. As described in
Note 3, on June 25, 2001, BlueStar, which was a component of Direct, made an irrevocable assignment for the benefit of creditors of all its assets to an independent trustee in the State of Tennessee and, accordingly, was not part of the Company's operations during periods beginning after June 25, 2001. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other nonrecurring and unusual items not allocated to the segments. (In 1999, the Company's business was comprised entirely of Wholesale DSL service operations.).

   The accounting policies used in measuring segment assets and operating results are the same as those described in Notes 1 and 4. The items discussed in Notes 2, 3, 5 and 6 are not allocated to the segments and are included in corporate operations. The Company evaluates performance of the segments based on segment operating results, excluding nonrecurring and unusual items.

                       COVAD COMMUNICATIONS GROUP, INC.

   Information about the Company's current business segments was as follows as of and for the years ended December 31, 2001 and 2000 (the Company's 2000 segment information has been restated to conform to the Company's organizational structure in 2001):

                                                         Total     Corporate   Intercompany Consolidated
                                   Wholesale   Direct   Segments   Operations  Eliminations    Total
                                   ---------  --------  ---------  ----------  ------------ ------------
As of and for the year ended
  December 31, 2001:
Domestic Internet and network
  access revenues from
  unaffiliated customers, net..... $ 285,707  $ 46,889  $ 332,596  $       --      $ --      $  332,596
Intersegment revenues.............        --        --         --          --        --              --
                                   ---------  --------  ---------  ----------      ----      ----------
     Total revenues, net..........   285,707    46,889    332,596          --        --         332,596
Operating expenses................   484,818    90,651    575,469     116,816        --         692,285
Depreciation and amortization.....   127,908     2,393    130,301       7,619        --         137,920
Amortization of intangible
  assets..........................    12,919        --     12,919          --        --          12,919
Provision for restructuring
  expenses........................        --        --         --      14,364        --          14,364
Provision for long-lived asset
  impairment......................        --        --         --      11,988        --          11,988
                                   ---------  --------  ---------  ----------      ----      ----------
     Total operating expenses.....   625,645    93,044    718,689     150,787        --         869,476
                                   ---------  --------  ---------  ----------      ----      ----------
Loss from operations..............  (339,938)  (46,155)  (386,093)   (150,787)       --        (536,880)
                                   ---------  --------  ---------  ----------      ----      ----------
Interest income...................    23,907        77     23,984         609        --          24,593
Equity in losses of unconsolidated
  affiliates......................        --        --         --     (13,769)       --         (13,769)
Interest expense..................   (90,048)   (2,734)   (92,782)         --        --         (92,782)
Other income (expense), net.......    (6,644)     (266)    (6,910)    (63,221)       --         (70,131)
                                   ---------  --------  ---------  ----------      ----      ----------
     Total other income
       (expense), net.............   (72,785)   (2,923)   (75,708)    (76,381)       --        (152,089)
                                   ---------  --------  ---------  ----------      ----      ----------
Loss before extraordinary item....  (412,723)  (49,078)  (461,801)   (227,168)       --        (688,969)
Extraordinary item................        --        --         --   1,033,727        --       1,033,727
                                   ---------  --------  ---------  ----------      ----      ----------
     Net income (loss)............ $(412,723) $(49,078) $(461,801) $  806,559      $         $  344,758
                                   =========  ========  =========  ==========      ====      ==========
Assets............................ $ 656,200  $    801  $ 657,001  $   18,167      $ --      $  675,168
Investments in unconsolidated
  affiliates:
   Domestic....................... $      --  $     --  $      --  $    1,874      $ --      $    1,874
   International.................. $      --  $     --  $      --  $    3,000      $ --      $    3,000
Capital expenditures for property
  and equipment................... $  10,454  $    614  $  11,068  $    4,664      $ --      $   15,732

                       COVAD COMMUNICATIONS GROUP, INC.

                                                         Total     Corporate  Intercompany Consolidated
                                 Wholesale    Direct    Segments   Operations Eliminations    Total
                                 ----------  --------  ----------  ---------- ------------ ------------
As of and for the year ended
  December 31, 2000:
Domestic Internet and network
  access revenues from
  unaffiliated customers, net... $  133,535  $ 25,201  $  158,736  $      --      $ --     $   158,736
Intersegment revenues...........         --        --          --         --        --              --
                                 ----------  --------  ----------  ---------      ----     -----------
     Total revenues, net........    133,535    25,201     158,736         --        --         158,736
Operating expenses..............    624,149    41,014     665,163     71,238        --         736,401
Depreciation and amortization...     79,421     7,770      87,191      4,014        --          91,205
Amortization of intangible
  assets........................         --        --          --     87,220        --          87,220
Provision for restructuring
  expenses......................         --        --          --      4,988        --           4,988
Provision for long-lived asset
  impairment....................         --        --          --    589,388        --         589,388
Write-off of in-process research
  and development costs.........         --        --          --      3,726        --           3,726
                                 ----------  --------  ----------  ---------      ----     -----------
     Total operating
       expenses.................    703,570    48,784     752,354    760,574        --       1,512,928
                                 ----------  --------  ----------  ---------      ----     -----------
Loss from operations............   (570,035)  (23,583)   (593,618)  (760,574)       --      (1,354,192)
                                 ----------  --------  ----------  ---------      ----     -----------
Interest income.................     52,837        64      52,901         --        --          52,901
Equity in losses of
  unconsolidated affiliates.....         --        --          --     (6,452)       --          (6,452)
Interest expense................   (108,289)   (1,574)   (109,863)        --        --        (109,863)
Other income (expense), net.....    (16,294)       13     (16,281)        --        --         (16,281)
                                 ----------  --------  ----------  ---------      ----     -----------
     Total other income
       (expense), net...........    (71,746)   (1,497)    (73,243)    (6,452)       --         (79,695)
                                 ----------  --------  ----------  ---------      ----     -----------
Loss before cumulative effect of
  change in accounting
  principle.....................   (641,781)  (25,080)   (666,861)  (767,026)       --      (1,433,887)
Cumulative effect of change in
  accounting principle..........     (9,249)       --      (9,249)        --        --          (9,249)
                                 ----------  --------  ----------  ---------      ----     -----------
     Net loss................... $ (651,030) $(25,080) $ (676,110) $(767,026)     $ --     $(1,443,136)
                                 ==========  ========  ==========  =========      ====     ===========
Assets.......................... $1,402,968  $ 51,790  $1,454,758  $  56,727      $ --     $ 1,511,485
Investments in unconsolidated
  affiliates:
   Domestic..................... $       --  $     --  $       --  $   3,549      $ --     $     3,549
   International................ $       --  $     --  $       --  $  16,798      $ --     $    16,798
Capital expenditures for
  property and equipment........ $  289,874  $  6,485  $  296,359  $  22,875      $ --     $   319,234

                       COVAD COMMUNICATIONS GROUP, INC.

15.  Subsequent Event

   On January 4, 2002, the Company purchased substantially all of the assets of InternetConnect (Note 1) in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $7,350 in cash. The Company did not assume any liabilities or obligations of InternetConnect. The assets purchased included cash, accounts receivable, equipment and other assets and approximately 9,250 lines, which include DSL and T1 broadband connections, along with VPN customers. The majority of these lines are currently on the Company's network.

Supplemental Data

   The supplementary information required by Item 302 of Regulation S-K is in "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The current executive officers and directors of the Company, and their respective ages as of March 1, 2002, are as follows:

      Name        Age                            Position
      ----        ---                            --------
Charles Hoffman.. 53  President and Chief Executive Officer
Patrick Bennett.. 54  Executive Vice President and General Manager, Covad Direct
Chuck Haas....... 42  Executive Vice President and General Manager, Covad Wholesale
P. Michael Hanley 44  Senior Vice President Organizational Transformation
Anjali Joshi..... 41  Executive Vice President, Engineering
Dhruv Khanna..... 42  Executive Vice President, Secretary, and General Counsel, Legal
                        and External Affairs
Mark A. Richman.. 42  Senior Vice President and Chief Financial Officer
Charles McMinn... 50  Chairman, Board of Directors
Frank J. Marshall 55  Vice-Chairman, Board of Directors
Helene Runtagh... 53  Director
Daniel Lynch..... 60  Director
Rich Shapero..... 53  Director
Larry Irving..... 45  Director
Robert Hawk...... 62  Director

   Charles Hoffman has served as the Company's President and Chief Executive Officer since June 2001. Mr. Hoffman previously served as President and Chief Executive Officer of Rogers Wireless, Inc. from 1998 to 2001. From 1996 to 1998 he served as President, Northeast Region for Sprint PCS. Prior to that, he spent 16 years at Southwestern Bell from 1980 to 1996 in various senior positions, including regional manager, general manager and vice president and general manager.

   Patrick Bennett joined the Company in October 2001. He has served as the Company's Executive Vice President and General Manager, Covad Direct since January 2002. Prior to joining the Company, Mr. Bennett served as senior vice president with TESSCO Technologies from March 2001 to October 2001. Before that, Mr. Bennett was with Rogers Wireless where he served as its Executive Vice President and Chief Operating Officer from December 1999 to March 2001 and as its Senior Vice President, Sales, from April 1998 to December 1999. From 1996 to 1998, Mr. Bennett was an area vice president for Sprint PCS.

   Charles Haas is a founder of the Company and has been serving as the Company's Executive Vice President and General Manager, Covad Wholesale since January 2002. He served as the Company's Vice President, Sales and Marketing from May 1997 until November 1998 and has served in various other senior roles with the Company. Mr. Haas has over fourteen years of sales and business development experience with Intel where he held various positions from July 1982 to April 1997. At Intel Mr. Haas served as manager of corporate business development, focusing on opportunities in the broadband computer communications area, and played a principal in the development of the Company's Residential Broadband strategy for telephone and satellite companies (DSL, Fiber-to-the-Curb and satellite modems).

   P. Michael Hanley has served as the Company's Senior Vice President, Organizational Transformation, since February 2002. Mr. Hanley came to the Company from Rogers Wireless, Inc. Canada's largest wireless communications service provider, where he served as its Vice President, Organizational Transformation from 1999 to 2001 and as its Vice President, Credit Operations from 1996 to 1999. Prior to joining, Rogers Wireless, Mr. Hanley held increasingly senior roles with Canadian Imperial Bank of Commerce from 1994 to 1996.

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

   Dhruv Khanna is one of the Company's founders. He served as the Company's Vice President, General Counsel and Secretary from October 1996 until February 1999. From February 1999 to January 2002, he served as the Company's Executive Vice President, General Counsel and Secretary since that date. Since January 2002, he has served as the Company's Executive Vice President, Secretary, and General Counsel, Legal and External Affairs. He was an in-house counsel for Intel Corporation's communications products division and its Senior Telecommunications Attorney between 1993 and 1996. Between 1987 and 1993, Mr. Khanna was an associate at Morrison & Foerester, LLP, where his clients included Teleport Communications Group (now AT&T Corp.), McCaw Cellular Communications, Inc. (now AT&T Wireless), and Southern Pacific Telecom (now Qwest Communications International, Inc.). Mr. Khanna has extensive experience with regulatory matters, litigation and business transactions involving the RBOCs and other telecommunications companies. While at Intel, he helped shape the computer industry's positions on the Telecommunications Act of 1996 and the FCC's rules implementing the 1996 Act.

   Mark A. Richman joined the Company in September 2001 as its Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Richman served as Vice President and Chief Financial Officer of MainStreet Networks from June 2000 to August 2001. From October 1996 to June 2000 Mr. Richman served as vice president and corporate treasurer of Adecco S.A. and as vice president of finance and administration for its subsidiary, Adecco U.S. From February 1994 to October 1996, he was European finance director for Merisel.

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

   Frank J. Marshall has served as a member of the Company's Board of Directors since October 1997 and has served as Vice Chairman of the Board of Directors since June 2001. Mr. Marshall also served as the Company's Interim Chief Executive Officer from November 2000 to June 2001. Mr. Marshall currently serves on the board of directors of PMC-Sierra, Inc., NetScreen Technologies and several private companies. Mr. Marshall also serves on the technical advisory board of several private high technology private companies. He is a member of the InterWest Partners Advisory Committee. From 1992 to 1997, Mr. Marshall served as Vice President of Engineering and Vice President and General Manager, Core Business Unit of Cisco Systems, Inc. From 1982 to 1992, he served as Senior Vice President, Engineering at Convex Computer Corporation.

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

   Daniel Lynch has served as a member of the Company's Board of Directors since April 1997. From December 1990 to December 1995, he served as chairman of the board of directors of Softbank Forums, a provider of education and conference services for the information technology industry. Mr. Lynch founded Interop Company in 1986, which is now a division of the successor to Softbank Forums, Key3Media Mr. Lynch is a member of the Association for Computing Machinery and the Internet Society. He is also a member of the Board of Trustees of the Santa Fe Institute and the Bionomics Institute. He previously served as Director of the Information Processing Division for the Information Sciences Institute in Marina del Rey, where he led the Arpanet team that made the transition from the original NCP protocols to the current TCP/IP based protocols. He has served as a member of the board of directors of Exodus Communications since January 1998. Mr. Lynch previously served as a member of the board of directors at UUNET Technologies, Inc., from April 1994 until August 1996.

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

   See Part I. Item 3 "Legal Proceedings" for information relating to our Chapter 11 proceeding in 2001.

Classified Board

   The Board of Directors is divided into three classes. The term of office and directors consisting of each class is as follows:

Class               Directors                        Term of Office
-----               ---------                        --------------
Class I............ Daniel Lynch      .  expires at the annual meeting of
                    Rich Shapero         stockholders in 2003 and at each third
                    Larry Irving         succeeding annual meeting thereafter

Class II........... Frank J. Marshall .  expires at the annual meeting of
                    Hellene Runtagh      stockholders in 2004 and at each third
                                         succeeding annual meeting thereafter

Class III.......... Charles McMinn    .  expires at the annual meeting of
                    Robert Hawk          stockholders in 2002 and at each third
                                         succeeding annual meeting thereafter

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

   The Company also has a Pricing Committee and Management Compensation Committee. The Pricing Committee currently consists of one outside director, Mr. Irving and three inside directors, Messrs. McMinn, Marshall and Hoffman. The function of the Pricing Committee is to set the price for the sale of the Company's common stock to third-parties. The function of the Management Compensation Committee, which consists solely of one inside director, Mr. Hoffman, is to review and determine the compensation policy for employees other than the Company's executive officers and directors and to review and determine all forms of compensation for such employees.

Director Compensation

   Except for grants of stock options subject to vesting and restricted stock subject to repurchase, directors of the Company generally do not receive compensation for services provided as a director or committee member. Periodic stock options and restricted stock are granted as follows:

  . All newly installed directors receive a stock option grant to purchase 60,000 shares of common stock and ongoing directors receive annual grants of options to purchase 15,000 shares of our common stock;

  . Members of our Audit Committee, other than the Chairperson, receive a one time grant of options to purchase 10,000 shares of our common stock when they are appointed to the Audit Committee and then receive annual grants of options to purchase 5,000 shares of our common stock; and

  . The Chairperson of our Audit Committee receives an option to purchase 10,000 shares of our common stock when appointed to the Audit Committee and then receives annual grants of options to purchase 10,000 shares of our common stock.

All of these grants of stock options or restricted stock subject to repurchase are at the market price on the grant date and vest over a period of four years. In January 2001, each of the members of the Board of Directors, other than Mr. McMinn (who received a stock option grant to purchase 60,000 shares at the market price on the grant date as a newly installed director), received a one-time stock option grant to purchase 50,000 shares at the market price on the grant date, vesting over four years.

   The Company does not pay additional cash amounts for committee participation or special assignments of the Board of Directors, except for reimbursement of expenses in attending Board and committee meetings.

   In April 2001, we provided Mr. McMinn and Mr. Marshall with stock option grants to purchase 200,000 shares each. These options were priced at the closing price of our stock on the NASDAQ National Market on the grant date. One-half of these options were immediately vested and the remaining one-half were scheduled to vest over the following six months. As a result of Mr. Marshall's resignation as our Interim Chief Executive Officer in June 2001, the option to purchase 50,000 of these 200,000 shares did not vest. In November 2001, Mr. Marshall was granted an additional option to purchase 50,000 shares at the market price on the grant date. These options fully vested in December 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2000, except the following forms which were filed late by Anjali Joshi (Form 5 due February 15, 2002) and Frank Marshall (Form 5 due February 15, 2002). Based solely upon representations from these officers and directors, each of these late forms were filed in connection with single transactions.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer or was one of the Company's four other most highly compensated executive officers (collectively, the "Named Executive Officers") during the fiscal year ended December 31, 2001.

                          SUMMARY COMPENSATION TABLE

                                                                  Long-Term Compensation
                                                               -----------------------------
                                          Annual Compensation  Restricted      Securities
                                  Fiscal ---------------------   Stock         Underlying     All Other
   Name and principal position     Year   Salary       Bonus   Awards ($)   Options/SARs (#) Compensation
   ---------------------------    ------ --------     -------- ----------   ---------------- ------------
Charles E. Hoffman...............  2001  $257,617(19) $166,154        --       2,500,000       $100,207(20)
  President and Chief Executive    2000  $     --     $     --        --              --       $     --
  Officer                          1999  $     --     $     --        --              --       $     --

Frank J. Marshall................  2001  $      0     $      0        --         300,000       $      0
  Interim Chief Executive Officer  2000  $      0(1)  $     --        --          60,000       $     --
  And Director                     1999  $     --     $     --        --              --       $     --

Catherine Hemmer(15).............  2001  $350,000     $195,300        --         250,000       $ 87,656(12)
  Executive Vice President,        2000  $334,615           --        --         175,000       $ 87,860(10)
  Chief Operations Officer         1999  $180,769     $109,500  $882,500(5)           --       $ 87,740(11)

Dhruv Khanna.....................  2001  $275,000     $153,450        --         327,000       $    152(9)
  Executive Vice President,        2000  $263,462           --        --          52,501       $    270(9)
  Human Resources, General
  Counsel and Secretary            1999  $176.923     $ 85,000        --              --       $    180(9)

Terry Moya(21)...................  2001  $250,000     $114,500        --         352,000       $    163(9)
  Executive Vice President,        2000  $209,615     $ 88,919        --         227,501       $    240(9)
  External Affairs and Corporate   1999  $ 70,673(3)  $ 36,458  $526,200(6)      240,000       $ 40,065(13)
  Development

Anjali Joshi.....................  2001  $232,692     $125,308        --         325,000       $    163(9)
  Executive Vice President,        2000  $172,865     $ 30,000        --          80,001       $    176(9)
  Engineering                      1999  $120,000     $     --        --              --       $    122(9)

Robert Davenport, III(14)........  2001  $157,500     $ 43,346        --          62,000       $150,083(8)
  President, Covad                 2000  $303,846           --        --         152,500       $150,360(7)
  Communications International     1999  $183,077(2)  $ 91,667        --         450,001       $    171(9)
  BV

John J. McDevitt(16).............  2001  $215,174     $ 62,488        --          50,000       $500,000(18)
  Executive Vice President         2000  $124,000(4)  $     --        --         250,000       $ 50,126(17)
                                   1999  $     --     $     --        --              --       $    ---

--------
 (1) On November 1, 2000, the Company announced the resignation of Mr. Knowling. Frank J. Marshall was appointed to replace Mr. Knowling on an interim basis.
 (2) Pro rated based on an annual salary of $200,000 from hiring date of January 20, 1999
 (3) Pro rated based on an annual salary of $175,000 from hiring date of July 26, 1999.
 (4) Pro rated based on an annual salary of $275,000 from hiring date of July 21, 2000.
 (5) This value is based upon the closing price of $29.416 for 30,000 shares granted on November 3, 1999 to Ms. Hemmer and Mr. Devich. Twenty-five percent of these shares vest on the four consecutive anniversaries of the grant date. As of December 29, 2000, twenty-five percent of these shares were vested and each grant was valued at $49,686 based on a closing price of $1.6562.

 (6) This value is based upon the closing price of $35.083 for 15,000 shares granted on July 26, 1999 to Mr. Moya. Twenty-five percent of these shares vest on the four consecutive anniversaries of the grant date. As of December 29, 2000, twenty-five percent of these shares were vested and valued at $24,843 based on a closing price of $1.6562.
 (7) Includes scheduled loan forgiveness of $150,000 on a $600,000 note, which was secured by Mr. Davenport's residence as well as, premium payments for Mr. Davenport's term life insurance.
 (8) Includes scheduled loan forgiveness of $150,000 on a $600,000 note, which was secured by Mr. Davenport's residence as well as, premium payments for Mr. Davenport's term life insurance.
 (9) The dollar amount represents premium payments the Company made for these executives' term life insurance policy.
(10) Includes scheduled loan forgiveness of $87,500 on a $350,000 note, which was secured by Ms. Hemmer's residence as well as, premium payments for Ms. Hemmer's term life insurance.
(11) Includes scheduled loan forgiveness of $87,500 on a $350,000 note, which was secured by Ms. Hemmer's residence as well as, premium payments for Ms. Hemmer's term life insurance.
(12) Includes scheduled loan forgiveness of $87,500 on a $350,000 note, which was secured by Ms. Hemmer's residence as well as, premium payments for Ms. Hemmer's term life insurance.
(13) Includes a payment of $40,000 as a sign-on bonus as well as $65 for term life insurance premium.
(14) Mr. Davenport resigned from the Company in May 2001.
(15) Ms. Hemmer resigned from the Company in March 2002.
(16) Mr. McDevitt resigned from the Company in September 2001.
(17) Includes a payment of $50,000 as a sign-on bonus as well as $122 for term life insurance premium.
(18) Includes scheduled loan forgiveness of $500,000 on a $500,000 note which was secured by Mr. McDevitt's residence as well as premium payments for Mr. McDevitt's term life insurance. Includes a payment of $100,055 as a relocation bonus.
(19) Pro rated based on annual salary of $500,000 from hiring date of June 25, 2001.
(20) Includes a payment of $100,000 as a sign on bonus as well as $207 for term life insurance.
(21) Mr. Moya left the Company in February 2002.

Option/SAR Grants In Last Fiscal Year

   The following table sets forth information regarding stock options granted to Named Executive Officers during the fiscal year ended December 31, 2001.

                                         Individual Grants
                         -------------------------------------------------
                                         Percent of                        Potential Realizable Value at
                           Number of    Total Options                         Assumed Annual Rates Of
                           Securities    Granted to                          Stock Price Appreciation
                           Underlying   Employees in  Exercise                For Option Term ($)(3)
                            Options        Fiscal     Price Per Expiration -----------------------------
          Name           Granted (#)(1)  2000 (%)(2)    Share      Date          5%            10%
          ----           -------------- ------------- --------- ----------   ----------     ----------
Frank J. Marshall.......      50,000        0.2019%    $2.5600   01/23/09  $   61,114     $  146,379
                             200,000        0.8076%    $1.3000   04/17/09  $  124,138     $  297,333
                              50,000        0.2019%    $0.8600   11/12/09  $   20,531     $   49,174

Charles E. Hoffman......   2,500,000       10.0951%    $0.8400   06/25/09  $1,002,656     $2,401,537

Robert Davenport, III(4)      62,000        0.2504%    $2.5625   06/14/01  $   75,856     $  181,688

Catherine Hemmer(5).....     150,000        0.6057%    $2.5625   03/23/09  $  183,522     $  439,567
                             100,000        0.4038%    $0.5600   09/11/09  $   26,738     $   64,041

Dhruv Khanna............     127,000        0.5128%    $2.5625   03/23/09  $  155,382     $  372,167
                             100,000        0.4038%    $1.4300   05/04/09  $   68,276     $  163,533
                             100,000        0.4038%    $0.5600   09/11/09  $   26,738     $   64,041

Terry Moya(7)...........      92,000        0.3715%    $2.5625   03/23/09  $  112,560     $  269,601
                             180,000        0.7268%    $1.4300   05/04/09  $  122,897     $  294,360
                              80,000        0.3230%    $0.5600   09/11/09  $   21,390     $   51,233

Anjali Joshi............     100,000        0.4038%    $2.5625   03/23/09  $  122,348     $  293,045
                             125,000        0.5048%    $1.4300   05/04/09  $   85,345     $  204,416
                             100,000        0.4038%    $0.5600   09/11/09  $   26,738     $   64,041

John McDevitt(6)........      50,000        0.2019%    $2.5625   10/21/01  $   61,174     $  146,522

--------
(1) The material terms of the option grants are as follows: (i) the options consist of qualified and nonqualified stock options; (ii) all have an exercise price equal to the fair market value on the date of grant; (iii) grants generally have an 8-year term and become exercisable over a four-year period (for example, grants of initial stock options to new employees typically vest at a rate of 12.5% of the option shares on the six-month anniversary of the grant date with the remainder vesting in 42 equal monthly installments); (iv) the options are not transferable and (v) all options are otherwise subject to the terms and provisions of the Company's 1997 Stock Plan. See "--1997 Stock Plan."
(2) Based on options covering an aggregate of 24,764,475 shares the Company granted during 2001 pursuant to the Company's 1997 Stock Plan.
(3) These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The potential realizable values are calculated by assuming that the Company's common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the granted options. The assumed 5% and 10% rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock price growth.
(4) Mr. Davenport resigned from the Company in May 2001.
(5) Ms. Hemmer resigned from the Company in March 2002.
(6) Mr. McDevitt resigned from the Company in September 2001.
(7) Mr. Moya left the Company in February 2002.

Aggregated Option/SAR Exercises In Last Fiscal Year And Year-End Option/SAR
Values

   The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 2001 and the number and year-end value of shares of the Company's common stock underlying the unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised or held stock appreciation rights during the year ended December 31, 2001.

                                                 Number Of Securities
                                                Underlying Unexercised      Value Of Unexercised
                                                Options At December 31,     In-The-Money Options
                            Shares     Value             2001            At December 31, 2001 ($)(2)
                         Acquired On  Realized ------------------------- ---------------------------
          Name           Exercise (#)  ($)(1)  Exercisable Unexercisable Exercisable   Unexercisable
          ----           ------------ -------- ----------- ------------- -----------   -------------
Frank J. Marshall.......    50,000    $    --    200,000        50,000    $570,817      $   78,000
Charles E Hoffman.......                         312,500     2,187,500    $865,304      $4,418,750
Robert Davenport, III(3)              $    --                   62,000    $     --      $   18,445
Catherine Hemmer........              $    --     59,373       190,627    $169,494      $  244,448
Dhruv Khanna............              $    --     87,935       239,065    $251,133      $  327,280
Terry Moya..............     3,750    $ 1,872    107,830       244,170    $307,806      $  345,991
Anjali Joshi............    15,500    $41,132     86,143       238,857    $246,010      $  344,324
John J McDevitt.........              $    --                   50,000    $     --      $   14,875

--------
(1) Value represents the fair market value at exercise minus the exercise price.
(2) Value represents the difference between the exercise price and the market value (i.e., closing price) of common stock of $2.86 on December 31, 2001. An option is "in-the-money" if the market value of the common stock exceeds the exercise price.
(3) Mr. Davenport resigned from the Company in May 2001.

Employment Agreements And Change In Control Arrangements

   In May 2001, we entered into a written employment agreement with Charles Hoffman, our President and Chief Executive Officer. Mr. Hoffman will receive compensation in the form of a $500,000 annual base salary and a bonus of $375,000 if he attains certain performance goals. Mr. Hoffman also received (i) a signing bonus of $100,000, and (ii) stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.84 per share. Mr. Hoffman has agreed to be bound by customary confidentiality provisions. In the event that Mr. Hoffman is terminated without cause, we have agreed to pay his salary for an additional year from his termination date, provided that he does not become employed by one of our competitors.

   In December 2000, we entered into written employment agreements with Mark Perry, our former Executive Vice President and Chief Financial Officer, John McDevitt, our former Executive Vice President, Sales and Marketing, Terry Moya, our former Executive Vice President, External Affairs and Corporate Development and Catherine Hemmer, our former Executive Vice President and Chief Operating Officer. In May 2001, we entered into a similar written employment agreement with Anjali Joshi, our Executive Vice President, Engineering. These agreements have a 12-month term, except for Ms. Hemmer's and Mr. Moya's agreement, which have 18-month terms. If we terminate any of these officers without cause (as that term is defined in the agreement), or if an officer resigns for good reason (as that term is defined in the agreement), we must continue to pay their annual salary through the term of the agreement, plus a pro rated portion of their bonus. In the event of a change of control (as that term is defined in the agreement), these employment agreements are null and void.

   In connection with their departure from the Company, Jane Marvin, our former Executive Vice President, Human Resources, Joseph Devich, our former Executive Vice President, Corporate Services, and Robert Davenport, the former President and Chief Executive Officer of Covad International, each received six months of salary continuation in lieu of any benefits under their employment agreement. Mr. Davenport and Ms. Marvin's salaries were terminated when the Company filed its petition under Chapter 11 of the United States Bankruptcy Code and they have both filed claims for these amounts in the Company's bankruptcy proceeding. These claims have not been resolved.

   Mark Perry, our former Chief Financial Officer, will have his salary continued for nine months after his departure and, in exchange for these payments, Mr. Perry agreed to forego any rights under his employment agreement and agreed to provide us with consulting services for three months after his resignation.

   In connection with her departure from the Company, Ms. Hemmer will receive a lump sum payment of $120,000 in lieu of any benefits under her written employment agreement. We will also forgive the remaining $87,500 that she owes the Company as a result of a loan that was provided to her. We also extended the exercise period for a portion of Ms. Hemmer's stock options (until July 31, 2002).

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

  Securities Subject To The Plan

   As of January 1, 2002, the number of shares of the Company's common stock which are reserved for issuance under the Plan is 59,657,761 shares, plus an annual increase on the first day of each fiscal year equal to the lesser of (i) 3% of the outstanding shares on such date or (ii) an amount determined by the Company's Board of Directors, with the total annual increase being capped at 20,000,000 shares. In 2001, the 3% annual increase consisted of 5,308,123 shares plus 10,000,000 additional shares approved at the Company's Annual Meeting held June 30, 2000 for the Year 2001.

   These shares may be authorized, but unissued, or reacquired common stock. If an option or SPR expires or becomes unexercisable without having been exercised in full, or is surrendered pursuant to an option exchange program, the unpurchased shares that were subject thereto may become available for future grant or sale under the Plan.

  Participation In The Plan

   As of January 1, 2002, 31,600,330 shares of common stock were subject to outstanding options and SPRs under the Plan, 49,681,484 options had been issued under the Plan (net of cancelled options), and we can grant up to 9,976,277 additional options within the Plan's limits.

1998 Employee Stock Purchase Plan

   The 1998 Employee Stock Purchase Plan was adopted by the Company's Board of Directors in December 1998, and approved by the stockholders in January 1999. As of January 1, 2001, a total of 8,626,749 shares of the Company's common stock have been reserved for issuance under this plan, plus annual increases equal to the lesser of (i) 2% of the outstanding shares on such date or (ii) an amount determined by the Board of Directors. To date, 2,122,821 shares have been issued under the 1998 Employee Stock Purchase Plan.

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

   As a result, the Company will issue shares of the Company's common stock, subject to adjustment in the number of shares and exercise price of the original options, upon exercise of outstanding stock options previously issued under the BlueStar Plan. In the Merger, each share of BlueStar common stock was converted into .053 share of the Company's common stock (the "Exchange Ratio"). In light of the Exchange Ratio, there are 63,771 shares of the Company's common stock subject to unexercised options under the BlueStar Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding ownership of the Company's common stock as of March 1, 2002 by:

      (i) each Named Executive Officer;

      (ii) each of the Company's directors;

      (iii) all of the Company's executive officers and directors as a group;
   and

      (iv) all persons known to the Company to beneficially own 5% or more of the Company's common stock.

   Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of March 1, 2002 as described in the footnotes below. Percentage ownership is calculated pursuant to SEC Rule 13d-3(d)(1). Except as otherwise indicated, the address of each of the persons in this table, other than the selling stockholders, is as follows: c/o Covad Communications Group, Inc., 3420 Central Expressway, Santa Clara, California 95051.

                                                                     Shares Beneficially Owned
                                                                     ------------------------
Beneficial Owner                                                        Number      Percentage
----------------                                                      ----------    ----------
Charles McMinn(1)...................................................  3,611,809        1.60%
Rich Shapero(2).....................................................  3,634,251        1.61%
Chuck Haas(3).......................................................  5,437,114        2.41%
Dhruv Khanna(4).....................................................  5,448,491        2.41%
Catherine Hemmer(5).................................................    518,263           *
Robert Hawk(6)......................................................    437,812           *
Daniel Lynch(7).....................................................    607,207           *
Frank J. Marshall(8)................................................  2,365,478        1.05%
Hellene Runtagh(9)..................................................     73,830           *
Larry Irving(10)....................................................     48,247           *
Terry Moya(11)......................................................    387,665           *
Anjali Joshi (12)...................................................    265,426           *
Charles Hoffman (13)................................................    520,833           *
All current executive officers and directors as a group (16 persons) 23,600,168       10.44%

--------
  * Represents beneficial ownership of less than 1% of the Company's outstanding stock.
 (1) Includes 668 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
 (2) Includes 4,374 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
 (3) Includes 13,750 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
 (4) Includes 15,814 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
 (5) Includes 35,947 shares of common stock subject to options exercisable within 60 days of March 1, 2002 as well as 15,141 shares of the Company's common stock beneficially owned by Ms. Hemmer's husband, which may be attributable to Ms. Hemmer.
 (6) Includes 4,583 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
 (7) Includes 4,791 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
 (8) Includes 4,374 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
 (9) Includes 6,666 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
(10) Includes 5,207 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
(11) Includes 29,980 shares of common stock subject to options exercisable within 60 days of March 1, 2002.
(12) Includes 21,093 shares of common stock subject to options exercisable within 60 days of March 2, 2002.
(13) Includes 104,167 shares of common stock subject to options exercisable within 60 days of March 2, 2002.

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

   On April 24, 1998, the Subscription Agreement was amended pursuant to an Assignment and Assumption Agreement to which we were a party along with Warburg, Crosspoint and Mr. Hawk. By the terms of this agreement, Warburg and Crosspoint assigned to Mr. Hawk their obligation to purchase 54,022 shares of our Series C Preferred Stock and 44,338 warrants to purchase Series C Preferred Stock for an aggregate purchase price of $100,000. On the same date, Mr. Hawk purchased 54,022 shares of our Series C Preferred Stock at a price per share of $1.8511. As a result of this amendment, the aggregate obligation of Warburg and Crosspoint to purchase our Series C Preferred Stock and warrants to purchase Series C Preferred Stock was reduced from 8,646,214 shares to 8,592,192 shares and from 7,094,250 shares to 7,049,911 shares, respectively, for an aggregate purchase price of $15.9 million (reduced from $16.0 million). On the same date, the Amended and Restated Stockholder Rights Agreement dated March 11, 1998 (the "Stockholder Rights Agreement") was amended to add Mr. Hawk as a party.

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

   On September 11, 2000, we entered into an agreement with SBC Communications, Inc. in which SBC purchased 9,373,169 shares of our common stock for $150 million. SBC has agreed not to transfer any of our common stock until September 11, 2001, and, after that period, SBC agreed to offer us the first opportunity to purchase shares that it intends to sell. We are not aware of any sales of these shares by SBC. SBC also agreed for a period of five years to vote its shares for the nominees to our Board of Directors either as recommended by the Board of Directors or in the proportion to the votes cast by our other shareholders, at SBC's choice. SBC also agreed that it would not acquire any material number of additional shares of our common stock for a period of five years without our prior consent.

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

   On November 13, 2001, we signed a loan agreement and restructured our resale and marketing agreement with SBC Communications Inc. The new agreements include four elements: a one-time $75 million prepayment, secured by all of our assets, that SBC can use toward the purchase of our services during the next 10 years; a $50 million four-year loan secured by all of our assets; a payment to Covad of a $10 million restructuring fee in exchange for Covad eliminating SBC's revenue commitments under the original resale and marketing agreement and the elimination of a $15 million co-op-marketing fee we owed to SBC, which was required in the previous resale and marketing agreement. These agreements with SBC contain customary change of control provisions that would require us to repay (1) any outstanding principal and interest on the loan; and (2) any unused portion of the prepayment, if a change of control occurred.

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

   In connection with our acquisition of BlueStar, we agreed to place approximately 800,000 shares of our common stock in a third-party escrow account. Up to 5,000,000 additional common shares of our common stock were to be issued if BlueStar achieved certain specified levels of revenues and earnings before interest, taxes, depreciation and amortization in 2001. However, in April 2001, we reached an agreement with the BlueStar stockholders' representative to resolve this matter, as well as the matters that caused 800,000 of the Company's common shares to be held in escrow as of December 31, 2000, by providing the BlueStar stockholders with 3,250,000 of the 5,000,000 shares, in exchange for a release of all claims against the Company. The 800,000 common shares held in escrow were ultimately returned to the Company under this agreement. BlueStar's former stockholders received the additional shares of the Company's common stock during 2001.

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

Vendor Relationships

   Crosspoint, who was one of our principal stockholders, previously owned approximately 12% of the capital stock of Diamond Lane, one of our vendors. Payments to Diamond Lane in 1998 and 1999 totaled approximately $52 million. We believe that the terms of our transactions with Diamond Lane were completed at rates similar to those available from alternative vendors. This belief is based on our management team's experience in obtaining vendors and the fact that we sought competitive bidders before entering into the relationship with Diamond Lane. Diamond Lane was acquired by Nokia Communications, which continues to be a significant supplier of our network equipment.

   Frank Marshall, the Vice-Chairman of the Board of Directors and our Interim Chief Executive Officer from November 2000 to June 2001, is also a director of NetScreen Technologies, one of our vendors. Payments to NetScreen in 2001 totaled approximately $33 thousand. We believe that the terms of our transactions with NetScreen were completed at rates similar to those available from alternative vendors. This belief is based on our management team's experience in obtaining vendors and the fact that we sought competitive bidders before entering into the relationship with NetScreen.

Minority Investments

   Mr. McMinn is a member of the Board of Directors of DishnetDSL, a DSL provider in India, and holds options to purchase shares of that company. Mr. McMinn is also on the Board of Directors and owns shares of Certive Corporation. We are a minority investor in both of these companies. Our investments in these companies were made when Mr. McMinn was not on our Board of Directors.

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

   Pursuant to the Warrant Registration Rights Agreement dated March 11, 1999, between us and Bear, Stearns & Co. Inc. and BT Alex. Brown Incorporated (now part of Deutsche Bank Alex Brown), holders of the warrants that were issued in connection with our 1998 note offering in March 1998 are entitled to certain registration rights with respect to the shares of common stock issuable upon exercise of such warrants. The warrant holders are entitled to demand and "piggy-back" registration rights, subject to certain limitations and conditions. Like the Rights Holders, the number of securities that a warrant holder may request to be included in a registration involving an exercise of its demand or "piggy-back" rights is subject to a pro rata reduction. Such a reduction will be based upon the number of shares held by each warrant holder and any other security holders exercising their respective registration rights to the extent that the managing underwriter advises us that the total number of securities requested to be included in the underwriting is such as to materially and adversely affect the success of the offering.

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

   In December 2000, we entered into written employment agreements with Mark Perry, our former Executive Vice President and Chief Financial Officer, John McDevitt, our former Executive Vice President, Sales and Marketing, Terry Moya, our former Executive Vice President, External Affairs and Corporate Development and Catherine Hemmer, our Executive Vice President and Chief Operating Officer. The agreements with Messrs. Perry, Moya and McDevitt had 12-month terms. Ms. Hemmer's agreement has an 18-month term. In May 2001, we entered into a similar written employment agreement with Anjali Joshi, our Executive Vice President, Engineering. If we terminate any of these officers without cause (as that term is defined in the agreement), or if an officer resigns for good reason (as that term is defined in the agreement), we must continue to pay their annual salary through the term of the agreement, plus a pro rated portion of their bonus. In the event of a change of control (as that term is defined in the agreement), these employment agreements are null and void.

   In connection with their departure from the Company, Jane Marvin, our former Executive Vice President, Human Resources, Joseph Devich, our former Executive Vice President, Corporate Services, and Robert Davenport, the former President and Chief Executive Officer of Covad International, each received six months of salary continuation in lieu of any benefits under their employment agreement. Mr. Davenport and Ms. Marvin's salaries were terminated when the Company filed its petition under Chapter 11 of the United States Bankruptcy Code and they have both filed claims for these amounts in the Company's bankruptcy proceeding. These claims have not been resolved.

   Mark Perry, our former Chief Financial Officer, will have his salary continued for nine months after his departure and, in exchange for these payments, Mr. Perry agreed to forego any rights under his employment agreement and agreed to provide us with consulting services for three months after his resignation.

   In connection with her departure from the Company, Ms. Hemmer will receive a lump sum payment of $120,000 in lieu of any benefits under her written employment agreement. We will also forgive the remaining $87,500 that she owes the Company as a result of a loan that was provided to her. We also extended the exercise period for a portion of Ms. Hemmer's stock options (until July 31, 2002).

   We are in discussions with Mr. Moya concerning his departure and its impact on his employment agreement (See "Part I. Item 3. "Legal Proceedings" for a more detailed discussion).

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

   We have also entered into restricted stock purchase agreements with certain of the Company's officers and directors. The shares of our common stock issued pursuant to these restricted stock purchase agreements are subject to the Company's right of repurchase which lapses in accordance with the vesting schedule of the agreements. The agreements also include similar provisions to the stock options providing for accelerated vesting in the event of a change of control. See "Certain Relationships and Related Transactions--Issuance of Common Stock."

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

   In August 1998, we loaned Joseph Devich, one of our former officers, the principal amount of $200,000 pursuant to a Note Secured by Deed of Trust, which was secured by the primary residence of Mr. Devich. This note had provisions for forgiveness based upon the continued employment of Mr. Devich and was subject to acceleration in certain events. No interest was charged on this note. As of December 4, 2000, the outstanding balance of $100,000 on this note was forgiven in connection with Mr. Devich's resignation from the Company.

   In October 1998, we loaned Catherine Hemmer, our Executive Vice President and Chief Operating Officer, and her husband, one of the Company's employees, the principal amount of $600,000 pursuant to a Note Secured By Deed of Trust, which was secured by the primary residence of the Hemmers. The outstanding principal balance of this note becomes due in four equal annual installments commencing August 10, 1999, with the last installment due on August 10, 2002. No interest is charged on the note. This note has provisions for forgiveness based upon continued employment of each of the Hemmers and is subject to acceleration in certain events. The balance of this note of $93,750 was forgiven in connection with Mr. And Ms. Hemmer's departures in March 2002.

   In April 2000, we loaned Jane Marvin, one of our resigning officers, the principal amount of $500,000 for the purchase of a primary residence. The loan is secured by such primary residence. The remaining balance on the loan was due within 120 days of Ms. Marvin's resignation. In addition, in December 1999, we loaned Ms. Marvin $80,705 pursuant to a note secured by a pledge of shares of our common stock. The entire principal balance of this note becomes due and payable in one lump sum on the earlier to occur of December 2004 or the sale of the pledged shares. Interest is payable on the note at a rate of 5.89% per annum, compounded semiannually.

   In May 1999, we loaned Robert Davenport, one of our resigning officers, the principal amount of $600,000 for the purchase of a primary residence. The loan is secured by such primary residence. No interest is charged on the note. The remaining balance on this loan of $300,000 must be paid in full over the next three years.

   In August 2000, we loaned John McDevitt, one of our officers, the principal amount of $100,000 pursuant to a note. The entire principal balance of the note became due and payable in one lump sum in August 2001. Interest is payable on the note at a rate of 6.60% per annum, compounded semiannually. In addition, in January

2001, we loaned Mr. McDevitt $500,000 for the purchase of a primary residence. The loan is secured by such primary residence. The principal balance of the loan is due and payable in four equal annual installments beginning at the first year anniversary of the commencement of Mr. McDevitt's employment. No interest was charged on this loan. The outstanding balance of this note of $500,000 was forgiven in accordance with its terms when Mr. McDevitt's employment ended.

   In October 2000, we loaned Terry Moya, one of our former officers, the principal amount of $35,000 pursuant to a note secured by a pledge of shares of our common stock. The entire principal balance of this note becomes due and payable on the earlier to occur of October 2005 or the sale of the pledged shares. Interest is payable at a rate of 6.60% per annum, compounded semiannually. During 2001, this note became a non-recourse note when the market price for our stock dropped below $0.50. We are in discussions with Mr. Moya concerning his departure and its impact on this note (See "Part I. Item 3. Legal Proceedings" for a more detailed disussion).

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

      (2) Financial Statement Schedules. Financial statement schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto.

      (3) Exhibits. The Exhibits listed below and on the accompanying Index to Exhibits immediately following the signature page hereto are filed as part of, or incorporated by reference into, this Report on Form 10-K.

                                 EXHIBIT INDEX

Exhibit
Number                                              Description
------                                              -----------

 2.1(14) Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc.
           dated November 26, 2001.

 2.2(15) Order Pursuant to (S) 1129 of the Bankruptcy Code Confirming the Debtor's First Amended Chapter
           11 Plan of Reorganization, as Modified (Docket No. 214).

 2.3(3)  Agreement and Plan of Merger Among Covad Communications Group, Inc., LightSaber
           Acquisition Co. and Laser Link.Net, Inc., dated as of March 8, 2000.

 2.4(8)  Agreement and Plan of Merger and Registration among Covad Communications Group, Inc., Covad
           Acquisition Corp. and BlueStar Communications Group, Inc., dated as of June 15, 2000.

 2.5(10) Acquisition Agreement, dated as of September 8, 2000, among Covad Communications Group,
           Inc., Greenway Holdings Ltd., Loop Holdings Europe APS, Loop Telecom, S.A. and the
           shareholders of Loop Telecom, S.A.

 2.6(16) Shareholders' Agreement, dated as of September 12, 2000, among Loop Holdings Europe APS,
           Loop Telecom, S.A., Covad Communications Group, Inc. and the other shareholders of Loop
           Telecom, S.A.

 3.1(12) Amended and Restated Certificate of Incorporation.

 3.2(17) Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.

 3.3     Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20,
           2001.

 3.4(18) Bylaws, as currently in effect.

 4.1(1)  Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York.

 4.4(1)  Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear,
           Stearns & Co., Inc. and BT Alex. Brown Incorporated.

 Exhibit
 Number                                             Description
 ------                                             -----------

 4.5(1)   Specimen 131/2% Senior Note Due 2008.

 4.6(1)   Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the
            Registrant and certain of its stockholders.

 4.7(2)   Indenture dated as of February 18, 1999 among the Registrant and The Bank of New York.

 4.8(2)   Registration Rights Agreement dated as of February 18, 1999 among the Registrant and the Initial
            Purchasers.

 4.9(2)   Specimen 121/2% Senior Note Due 2009.

 4.10(7)  Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.

 4.11(7)  Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear,
            Stearns & Co., Inc.

 4.12(7)  Specimen 12% Senior Note Due 2010.

 4.13(4)  Stockholder Protection Rights Agreement dated February 15, 2000.

 4.14(13) Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1,
            2001Stock Restriction Agreement among Covad Communications and certain stockholders of
            BlueStar.

 4.16(9)  Indenture, dated as of September 25, 2000, between the Company and United States Trust
            Company of New York.

 4.17(9)  Specimen 6% Convertible Senior Note.

10.1(2)   Form of Indemnification Agreement entered into between the Registrant and each of the
            Registrant's executive officers and directors.

10.2      1998 Employee Stock Purchase Plan and related agreements, as currently in effect.

10.3      1997 Stock Plan and related option agreement, as currently in effect.

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

10.15(5)  Series C-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 between the
            Registrant and NEXTLINK Communications, Inc.

10.16(5)  Series D-1 Preferred Stock Purchase Agreement dated as of December 30, 1998 between the
            Registrant and NEXTLINK Communications, Inc.

10.17(5)  Series C-1 Preferred Stock Purchase Agreement dated as of January 19, 1998 between the
            Registrant and U.S. Telesource, Inc.

10.18(5)  Series D-1 Preferred Stock Purchase Agreement dated as of January 19, 1998 between the
            Registrant and U.S. Telesource, Inc.

 Exhibit
 Number                                             Description
 ------                                             -----------

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

10.22(11) Stock Purchase Agreement between SBC Communications Inc. and Covad Communications
            Group, Inc., dated September 10, 2000.

10.23(11) Resale and Marketing Agreement between SBC Communications Inc. and Covad
            Communications Group, Inc., dated September 10, 2000.

10.24(19) Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group,
            Inc. and SBC Communications Inc.

10.25(20) Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc.,
            Covad Communications Group, Inc., Covad Communications Company, DIECA
            Communications Company and Laser Link.net, Inc.

10.26(21) Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.

10.27(22) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement
            dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of
            Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.

10.28(23) Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to
            SBC Communications Inc.

10.29(24) Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to
            SBC Communications Inc.

10.30(25) Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.31(26) Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad
            Communications Company in favor of SBC Communications Inc.

10.32(27) Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.

10.33(28) Capital Markets Debt Subordination Provisions.

10.34(29) General Unsecured Debt Subordination Agreement.

10.35(8)  Stockholders Agreement among Covad Communications and certain stockholders of BlueStar.

21.1(30)  Subsidiaries of the Registrant.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

24.1      Power of Attorney (incorporated in the signature page herein).

--------
 (1) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-51097) as originally filed on April 27, 1998 and as subsequently amended.
 (2) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-75955) as originally filed on April 4, 1999 and as subsequently amended.
 (3) Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.
 (4) Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.
 (5) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

 (6) Intentionally deleted.
 (7) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.
 (8) Incorporated by reference to Exhibit 2.2 filed with our registration statement on Form S-4 (No. 333-43494) as originally filed on August 10, 2000 and as subsequently amended.
 (9) Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.
(10) Incorporated by reference to Exhibit 2.3 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.
(11) Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.
(12) Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.
(13) Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.
(14) Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.
(15) Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(16) Incorporated by reference to Exhibit 2.4 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.
(17) Incorporated by reference to Exhibit 3.5 filed with our current report on Form 8-K as originally filed on July 17, 2000 and as subsequently amended.
(18) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.
(19) Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(20) Incorporated by reference to Exhibit 99.2 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(21) Incorporated by reference to Exhibit 99.3 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(22) Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(23) Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(24) Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(25) Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(26) Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(27) Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(28) Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(29) Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(30) Incorporated by reference to the exhibit of corresponding number filed with our report on 10-K as filed on May 24, 2001

   (b) Reports on Form 8-K

   The following items were reported on Form 8-K by the Company during the fiscal quarter ended December 31, 2001.

   The Company filed a Current Report on Form 8-K on November 9, 2001, attaching its Disclosure Statement in Support of First Amended Plan of Reorganization (including all exhibits thereto).

   The Company filed a Current Report on Form 8-K on December 14, 2001, attaching its Amended and Restated Stockholder Protection Rights Agreement with Mellon Investor Services LLC.

   The Company filed a Current Report on Form 8-K on December 28, 2001, announcing the confirmation of its First Amended Plan of Reorganization, as Modified, and the consummation of its agreements with SBC Communications Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COVAD COMMUNICATIONS GROUP, INC.

                                             By:        /s/  MARK RICHMAN
                                                  ------------------------------
                                                          Mark Richman
                                                    Senior Vice President and
                                                     Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles E. Hoffman and/or Mark A. Richman and either of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 28, 2002 in the capacities indicated.

          Signature                       Title
          ---------                       -----

   /s/  CHARLES E. HOFFMAN    Chief Executive Officer and
-----------------------------   Director
    (Charles E. Hoffman)        (Principal Executive
                                Officer)

      /s/  MARK RICHMAN       Senior Vice President and
-----------------------------   Chief Financial Officer
       (Mark Richman)           (Principal Financial and
                                Accounting Officer)

     /s/  CHARLES MCMINN      Chairman of the Board of
-----------------------------   Directors
      (Charles McMinn)

     /s/  FRANK MARSHALL      Vice-Chairman of the Board of
-----------------------------   Directors
      (Frank Marshall)

      /s/  ROBERT HAWK        Director
-----------------------------
        (Robert Hawk)

    /s/  HELLENE RUNTAGH      Director
-----------------------------
      (Hellene Runtagh)

      /s/  LARRY IRVING       Director
-----------------------------
       (Larry Irving)

      /s/  DANIEL LYNCH       Director
-----------------------------
       (Daniel Lynch)

      /s/  RICH SHAPERO       Director
-----------------------------
       (Rich Shapero)

                                 EXHIBIT INDEX

 Exhibit
 Number                                              Description
 ------                                              -----------

 2.1(14)  Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc.
            dated November 26, 2001.

 2.2(15)  Order Pursuant to (S) 1129 of the Bankruptcy Code Confirming the Debtor's First Amended
            Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).

 2.3(3)   Agreement and Plan of Merger Among Covad Communications Group, Inc., LightSaber
            Acquisition Co. and Laser Link.Net, Inc., dated as of March 8, 2000.

 2.4(8)   Agreement and Plan of Merger and Registration among Covad Communications Group, Inc.,
            Covad Acquisition Corp. and BlueStar Communications Group, Inc., dated as of June 15, 2000.

 2.5(10)  Acquisition Agreement, dated as of September 8, 2000, among Covad Communications Group,
            Inc., Greenway Holdings Ltd., Loop Holdings Europe APS, Loop Telecom, S.A. and the
            shareholders of Loop Telecom, S.A.

 2.6(16)  Shareholders' Agreement, dated as of September 12, 2000, among Loop Holdings Europe APS,
            Loop Telecom, S.A., Covad Communications Group, Inc. and the other shareholders of Loop
            Telecom, S.A.

 3.1(12)  Amended and Restated Certificate of Incorporation.

 3.2(17)  Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.

 3.3      Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20,
            2001.

 3.4(18)  Bylaws, as currently in effect.

 4.1(1)   Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York.

 4.4(1)   Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and
            Bear, Stearns & Co., Inc. and BT Alex. Brown Incorporated.

 4.5(1)   Specimen 131/2% Senior Note Due 2008.

 4.6(1)   Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the
            Registrant and certain of its stockholders.

 4.7(2)   Indenture dated as of February 18, 1999 among the Registrant and The Bank of New York.

 4.8(2)   Registration Rights Agreement dated as of February 18, 1999 among the Registrant and the Initial
            Purchasers.

 4.9(2)   Specimen 121/2% Senior Note Due 2009.

 4.10(7)  Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.

 4.11(7)  Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear,
            Stearns & Co., Inc.

 4.12(7)  Specimen 12% Senior Note Due 2010.

 4.13(4)  Stockholder Protection Rights Agreement dated February 15, 2000.

 4.14(13) Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1,
            2001Stock Restriction Agreement among Covad Communications and certain stockholders of
            BlueStar.

 4.16(9)  Indenture, dated as of September 25, 2000, between the Company and United States Trust
            Company of New York.

 4.17(9)  Specimen 6% Convertible Senior Note.

 Exhibit
 Number                                             Description
 ------                                             -----------

10.1(2)   Form of Indemnification Agreement entered into between the Registrant and each of the
            Registrant's executive officers and directors.

10.2      1998 Employee Stock Purchase Plan and related agreements, as currently in effect.

10.3      1997 Stock Plan and related option agreement, as currently in effect.

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

10.22(11) Stock Purchase Agreement between SBC Communications Inc. and Covad Communications
            Group, Inc., dated September 10, 2000.

10.23(11) Resale and Marketing Agreement between SBC Communications Inc. and Covad
            Communications Group, Inc., dated September 10, 2000.

10.24(19) Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group,
            Inc. and SBC Communications Inc.

10.25(20) Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc.,
            Covad Communications Group, Inc., Covad Communications Company, DIECA
            Communications Company and Laser Link.net, Inc.

10.26(21) Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.

10.27(22) Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement
            dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of
            Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.

10.28(23) Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to
            SBC Communications Inc.

10.29(24) Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to
            SBC Communications Inc.

 Exhibit
 Number                                         Description
 ------                                         -----------

10.30(25) Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.31(26) Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad
            Communications Company in favor of SBC Communications Inc.

10.32(27) Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.

10.33(28) Capital Markets Debt Subordination Provisions.

10.34(29) General Unsecured Debt Subordination Agreement.

10.35(8)  Stockholders Agreement among Covad Communications and certain stockholders of BlueStar.

21.1(30)  Subsidiaries of the Registrant.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

24.1      Power of Attorney (incorporated in the signature page herein).

--------
 (1) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-51097) as originally filed on April 27, 1998 and as subsequently amended.
 (2) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-75955) as originally filed on April 4, 1999 and as subsequently amended.
 (3) Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.
 (4) Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.
 (5) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.
 (6) Intentionally deleted.
 (7) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.
 (8) Incorporated by reference to Exhibit 2.2 filed with our registration statement on Form S-4 (No. 333-43494) as originally filed on August 10, 2000 and as subsequently amended.
 (9) Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.
(10) Incorporated by reference to Exhibit 2.3 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.
(11) Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.
(12) Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.
(13) Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.
(14) Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.
(15) Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(16) Incorporated by reference to Exhibit 2.4 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.
(17) Incorporated by reference to Exhibit 3.5 filed with our current report on Form 8-K as originally filed on July 17, 2000 and as subsequently amended.

(18) Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.
(19) Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(20) Incorporated by reference to Exhibit 99.2 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(21) Incorporated by reference to Exhibit 99.3 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(22) Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(23) Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(24) Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(25) Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(26) Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(27) Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(28) Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(29) Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.
(30) Incorporated by reference to the exhibit of corresponding number filed with our report on 10-K as filed on May 24, 2001