Form 10-Q
period 2002-03-31
COVAD COMMUNICATIONS GROUP INC
filed 2002-05-02
CIK 1043769

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002

                       Commission file number: 000-25271

                               -----------------

                       COVAD COMMUNICATIONS GROUP, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware                 77-0461529
                   (State or other          (I.R.S. Employer
                    jurisdiction         Identification Number)
                 of incorporation or
                    organization)

               3420 Central Expressway
               Santa Clara, California
                (Address of principal             95051
                 executive offices)            (Zip Code)

                                (408) 616-6500
             (Registrant's telephone number, including area code)

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

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

   As of April 24, 2002 there were 217,845,673 shares outstanding of the Registrant's Common Stock, including Class B Common Stock.

================================================================================

                       COVAD COMMUNICATIONS GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
  PART I.  FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements (Unaudited)........  3
          Condensed Consolidated Balance Sheets as of March 31, 2002
            and December 31, 2001........................................  3
          Condensed Consolidated Statements of Operations for the Three
            Months Ended March 31, 2002 and 2001.........................  4
          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2002 and 2001...........................  5
          Notes to Condensed Consolidated Financial Statements...........  6
  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................  17
  Item 3. Market Risk....................................................  31

  PART II.  OTHER INFORMATION
  Item 1. Legal Proceedings..............................................  32
  Item 2. Changes in Securities and Use of Proceeds......................  34
  Item 3. Defaults Upon Senior Securities................................  34
  Item 4. Submission of Matters to a Vote of Security Holders............  34
  Item 5. Other Information..............................................  34
  Item 6. Exhibits and Reports on Form 8-K...............................  34

  SIGNATURE..............................................................  35

                        PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                       COVAD COMMUNICATIONS GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands, except share and per share amounts)

                                                                                                        March 31,   December 31,
                                                                                                          2002          2001
                                                                                                       -----------  ------------
                                                                                                       (Unaudited)    (Note 1)
                                               ASSETS
                                               ------
Current assets:
  Cash and cash equivalents........................................................................... $   166,652  $   207,810
  Short-term investments..............................................................................      81,020       76,053
  Restricted cash and investments.....................................................................       7,943        9,203
  Accounts receivable, net of allowances of $4,460 at March 31, 2002 ($8,483 at December 31, 2001)....      33,894       23,245
  Unbilled revenue....................................................................................       4,571        4,964
  Other receivables...................................................................................       2,297        3,885
  Inventories.........................................................................................       5,935        7,249
  Prepaid expenses and other current assets...........................................................       7,809        6,689
                                                                                                       -----------  -----------
   Total current assets...............................................................................     310,121      339,098
Property and equipment, net...........................................................................     187,348      215,804
Collocation fees, net.................................................................................      51,465       53,464
Investments in unconsolidated affiliates..............................................................       4,483        4,874
Deferred costs of service activation..................................................................      54,262       57,962
Other long-term assets................................................................................       3,576        3,966
                                                                                                       -----------  -----------
   Total assets....................................................................................... $   611,255  $   675,168
                                                                                                       ===========  ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
Current liabilities:
  Accounts payable.................................................................................... $    15,910  $    15,842
  Accrued compensation................................................................................      13,936       16,268
  Current portion of capital lease obligations........................................................          --           11
  Accrued collocation and network service fees........................................................      37,966       40,839
  Accrued transaction-based taxes.....................................................................      32,590       31,263
  Accrued interest....................................................................................       1,558          183
  Accrued market development funds and customer incentives............................................       1,064          636
  Unresolved claims related to bankruptcy proceedings.................................................      18,277       22,200
  Other accrued liabilities...........................................................................      12,322        9,200
                                                                                                       -----------  -----------
   Total current liabilities..........................................................................     133,623      136,442
Long-term debt........................................................................................      50,000       50,000
Collateralized customer deposit.......................................................................      73,445       75,000
Deferred gain resulting from deconsolidation of subsidiary............................................      55,200       55,200
Unearned revenues.....................................................................................      94,037       98,697
                                                                                                       -----------  -----------
   Total liabilities..................................................................................     406,305      415,339

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at
   March 31, 2002 and December 31, 2001...............................................................          --           --
  Common Stock, $0.001 par value; 590,000,000 shares authorized; 217,723,788 shares issued and
   outstanding at March 31, 2002 (216,542,210 shares issued and outstanding at December 31, 2001).....         218          216
  Additional paid-in capital..........................................................................   1,608,676    1,606,737
  Deferred stock-based compensation...................................................................        (156)        (257)
  Accumulated other comprehensive loss................................................................      (2,441)      (2,359)
  Accumulated deficit.................................................................................  (1,401,347)  (1,344,508)
                                                                                                       -----------  -----------
   Total stockholders' equity.........................................................................     204,950      259,829
                                                                                                       -----------  -----------
   Total liabilities and stockholders' equity......................................................... $   611,255  $   675,168
                                                                                                       ===========  ===========

                            See accompanying notes.

                       COVAD COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    (Amounts in thousands, except share and per share amounts) (Unaudited)

                                                                             Three months ended March 31,
                                                                             ---------------------------
                                                                                 2002           2001
                                                                             ------------   ------------
Revenues, net...............................................................  $   101,666    $    71,245
Operating expenses:
 Network and product costs..................................................       88,761        135,162
 Sales, marketing, general and administrative...............................       38,637         62,827
 Bad debt recoveries, net...................................................          (73)        (4,247)
 Depreciation and amortization of property and equipment....................       30,853         33,809
 Amortization of collocation fees...........................................        3,629          3,601
 Provision for restructuring expenses.......................................           --         14,805
 Litigation-related expenses................................................       (3,767)            --
                                                                             ------------   ------------
   Total operating expenses.................................................      158,040        245,957
                                                                             ------------   ------------
Loss from operations........................................................      (56,374)      (174,712)
Other income (expense):
 Interest income............................................................        1,469         11,147
 Realized gain (loss) on short-term investments.............................          (17)         6,297
 Other than temporary losses on short-term investments......................           --         (1,311)
 Equity in losses of unconsolidated affiliates..............................         (391)        (3,168)
 Gain on disposal of investment in unconsolidated affiliates................          360             --
 Interest expense...........................................................       (1,375)       (36,759)
 Miscellaneous expense, net.................................................         (511)           (29)
                                                                             ------------   ------------
 Other income (expense), net................................................         (465)       (23,823)
                                                                             ------------   ------------
Net loss.................................................................... $    (56,839)  $   (198,535)
                                                                             ============   ============
Basic and diluted net loss per share........................................ $      (0.26)   $     (1.15)
                                                                             ============   ============
Weighted average number of common shares used in computing basic and diluted
  net loss per share........................................................  216,857,650    172,612,338
                                                                             ============   ============



                            See accompanying notes.

                       COVAD COMMUNICATIONS GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in thousands) (Unaudited)

                                                                                  Three months ended
                                                                                      March 31,
                                                                                 -------------------
                                                                                   2002      2001
                                                                                 --------  ---------
Operating Activities:
  Net loss...................................................................... $(56,839) $(198,535)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Bad debt recoveries, net.....................................................      (73)    (4,247)
   Depreciation and amortization................................................   34,482     37,410
   Loss on disposition of equipment.............................................      574        227
   Provision for restructuring expenses.........................................       --     14,805
   Non-cash litigation-related expenses.........................................   (3,767)        --
   Amortization of deferred stock-based compensation............................       66        471
   Other stock-based compensation...............................................      248          -
   Amortization (accretion) of interest on investments..........................       36     (2,884)
   Realized loss (gain) on short-term investments...............................       17     (6,297)
   Other than temporary losses on short-term investments........................       --      1,311
   Equity in losses of unconsolidated affiliates................................      391      3,168
   Gain on disposal of investment in unconsolidated affiliates..................     (360)        --
   Accretion of debt discount and amortization of deferred debt issuance costs..       --      8,098
   Net changes in operating assets and liabilities:
    Restricted cash.............................................................    1,260         29
    Accounts receivable.........................................................  (10,576)    (1,727)
    Unbilled revenue............................................................      393       (264)
    Inventories.................................................................    1,314      1,981
    Prepaid expenses and other current assets...................................      728    (15,420)
    Deferred costs of service activation........................................    3,700     (5,601)
    Accounts payable............................................................       68    (33,101)
    Unresolved claims related to bankruptcy proceedings.........................     (126)        --
    Collateralized customer deposit.............................................   (1,555)        --
    Other current liabilities...................................................    2,645    (51,778)
    Unearned revenues...........................................................   (4,529)    12,725
                                                                                 --------  ---------
      Net cash used in operating activities.....................................  (31,903)  (239,629)
                                                                                 --------  ---------
Investing Activities:
  Purchases of short-term investments...........................................  (45,104)  (252,447)
  Maturities of short-term investments..........................................       --    233,408
  Sales of short-term investments...............................................   40,000    117,266
  Redemption of restricted investments..........................................       --     13,437
  Purchases of property and equipment...........................................   (3,805)    (9,233)
  Proceeds from sale of property and equipment..................................      123        559
  Payment of collocation fees...................................................     (919)    (1,517)
  Proceeds from sale of investment in unconsolidated affiliates.................      360         --
                                                                                 --------  ---------
      Net cash provided by (used in) investing activities.......................   (9,345)   101,473
                                                                                 --------  ---------
Financing Activities:
  Principal payments on long-term debt..........................................       --     (3,583)
  Principal payments under capital lease obligations............................      (11)      (377)
  Proceeds from common stock issuance...........................................      101      1,804
  Repurchase of restricted stock................................................       --       (172)
                                                                                 --------  ---------
      Net cash provided by (used in) financing activities.......................       90     (2,328)
                                                                                 --------  ---------
  Net decrease in cash and cash equivalents.....................................  (41,158)  (140,484)
  Cash and cash equivalents at beginning of period..............................  207,810    558,440
                                                                                 --------  ---------
  Cash and cash equivalents at end of period.................................... $166,652  $ 417,956
                                                                                 ========  =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest...................................... $     --  $  68,051
                                                                                 ========  =========

                            See accompanying notes.

                       COVAD COMMUNICATIONS GROUP, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (All dollar amounts are presented in thousands, except per share amounts)
                                  (Unaudited)

1.   Basis of Presentation and Summary of Significant Accounting Policies

   The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

   The Company's business plan includes certain discretionary spending in 2002 that is predicated on certain revenue growth assumptions. If necessary, management will curtail this discretionary spending so that the Company can continue as a going concern at least through January 1, 2003 using only the Company's unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. Additionally, based on the advice of the Company's legal counsel, management believes it is more likely than not that certain securities litigation described in Note 6 will ultimately be settled in accordance with the terms of the memorandum of understanding ("MOU") executed by the Company and the plaintiffs in such securities litigation dated August 10, 2001. Therefore, management does not believe that the ultimate settlement of this securities litigation will have a material adverse effect on the Company's ability to continue as a going concern at least through January 1, 2003. However, in the event (i) the MOU is not ultimately approved by the United States District Court and (ii) the settlement of the aforementioned securities litigation ultimately requires the Company to disburse additional cash to the plaintiffs in such litigation, management will reduce other discretionary spending so that the Company can continue as a going concern at least through January 1, 2003 using only the Company's unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. Management does not believe the curtailment of the Company's discretionary spending, if necessary, will have a material adverse effect on the overall execution of the Company's business plan.

   The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

   All information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company's critical

                       COVAD COMMUNICATIONS GROUP, INC.

accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) reorganization and restructuring liabilities, (iv) useful life assignments and impairment evaluations associated with property and equipment and collocation fees, (v) anticipated outcomes of legal proceedings and other disputes, (vi) transaction-based tax liabilities and (vii) valuation allowances associated with deferred tax assets.

  Long-Lived Assets

   As of December 31, 2001, the Company's estimated annual amortization expenses associated with collocation fees for the next five years were as follows:

                                  2002 $13,177
                                  2003 $13,177
                                  2004 $13,177
                                  2005 $13,177
                                  2006 $   756

   Effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding building and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased the Company's net loss by $3,248 ($0.02 per share) for the three months ended March 31, 2001.

  Basic and Diluted Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of shares of the Company's common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period.

   Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible debt instruments. However, diluted net loss per share is the same as basic net loss per share in the periods presented in the accompanying condensed consolidated statements of operations because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the assumed conversion of convertible debt instruments is not dilutive.

   The following table presents the calculation of weighted average common shares used in the computations of basic and diluted net loss per share presented in the accompanying condensed consolidated statements of operations:

                                                               Three months ended March 31,
                                                               ----------------------------
                                                                    2002          2001
                                                                -----------    -----------
Weighted-average number of shares of common stock outstanding. 216,903,234    173,947,338
Less weighted average number of shares of common stock subject
  to repurchase...............................................      45,584      1,335,000
                                                                -----------    -----------
Weighted average number of common shares used in computing
  basic and diluted net loss per share........................ 216,857,650    172,612,338
                                                                ===========    ===========

                       COVAD COMMUNICATIONS GROUP, INC.

  Comprehensive Loss

   Significant components of the Company's comprehensive loss are as follows:

                                                                 Three months ended
                                                                     March 31,
                                                   Cumulative   -------------------
                                                    Amounts       2002      2001
                                                   -----------  --------  ---------
Net loss.......................................... $(1,401,347) $(56,839) $(198,535)
Unrealized losses on available-for-sale securities        (137)      (82)    (2,230)
Foreign currency translation adjustment...........      (2,304)       --       (705)
                                                   -----------  --------  ---------
Comprehensive loss................................ $(1,403,788) $(56,921) $(201,470)
                                                   ===========  ========  =========

  Recent Accounting Pronouncements

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company's condensed consolidated financial statements.

   On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The adoption of SFAS Nos. 141 and 142 had no effect on the Company condensed consolidated financial statements.

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

   On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 had no effect on the Company's condensed consolidated financial statements.

   On January 1, 2002, the Company adopted the FASB's Emerging Issues Task Force ("EITF") guidance regarding the provision in EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor

                       COVAD COMMUNICATIONS GROUP, INC.

exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on the Company's condensed consolidated financial statements.

  Reclassifications

   Certain balances in the Company's 2001 condensed consolidated financial statements have been reclassified to conform to the presentation in 2002.

2.   Revenue Recognition and Change in Accounting Principle

   Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales prices is reasonably assured. Revenues earned for which the customer has not been billed are recorded as "Unbilled revenues" in the condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheet caption "Unearned revenues." Included in revenues are Federal Universal Service Fund charges billed to customers aggregating $2,988 and $4,176 for the three months ended March 31, 2002 and 2001, respectively.

   The Company has over 150 wholesale customers. However, for the three months ended March 31, 2002, the Company's thirty largest wholesale customers collectively comprised 94.5% of the Company's total wholesale revenues and 82.2% of the Company's total revenues. As of March 31, 2002, receivables from these customers collectively comprised 73.5% of the Company's gross accounts receivable balance.

   For the three months ended March 31, 2002, two wholesale customers (Earthlink, Inc. and XO Communications) individually accounted for 20.6% and 10.7%, respectively, of the Company's total revenues. As of March 31, 2002, receivables from Earthlink, Inc. comprised 21.3% of the Company's gross accounts receivable balance. The Company began recognizing revenues from XO Communications on a cash basis (as described below) during the fourth quarter of 2001. Therefore, the Company's contractual receivable from XO Communications of $2,791 as of March 31, 2002 has not been recognized in the accompanying condensed consolidated balance sheet as of such date.

   For the three months ended March 31, 2001, two customers (Earthlink, Inc. and XO Communications) individually accounted for 15.6% and 12.0%, respectively, of the Company's total revenues. As of March 31, 2001, receivables from these customers comprised 6.0% and 5.3%, respectively, of the Company's gross accounts receivable balance.

   A number of the Company's Internet service provider ("ISP") and telecommunications carrier customers are experiencing financial difficulties. During the three months ended March 31, 2002 and 2001, certain of these financially distressed customers either (i) were not current in their payments for the Company's services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that
(i) the collectibility of revenues from these customers was not reasonably assured or (ii) its ability to retain certain of the payments received from the customers who have filed for bankruptcy protection was not reasonably assured. Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner, but who have not filed for bankruptcy protection, is recognized when cash for those services is received, after the collection of all previous outstanding accounts

                       COVAD COMMUNICATIONS GROUP, INC.

receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheet caption "Unearned revenues" if the Company's ability to retain these payments is not reasonably assured. During the three months ended March 31, 2002, as a result of developments in the bankruptcy proceedings of certain of the Company's customers, the Company determined that its ability to retain certain payments received from these bankrupt customers prior to January 1, 2002 was now reasonably assured. Accordingly, during the three months ended March 31, 2002, the Company recognized revenues that were deferred as of December 31, 2001 aggregating $3,568.

   A number of the Company's financially distressed customers have filed for bankruptcy protection. Revenues from these customers accounted for approximately 7.5% and 4.0% of the Company's total revenues for the three months ended March 31, 2002 and 2001, respectively. The Company continues to attempt to migrate end users from certain of these financially distressed customers to the extent feasible.

   During the three months ended March 31, 2002, the Company issued billings to its financially distressed customers, including those that have filed for bankruptcy protection, aggregating $18,774 that were not recognized as revenues or accounts receivable in the condensed consolidated financial statements, as compared to the corresponding amounts of $22,328 and $19,476 for the three months ended December 31, 2001 and March 31, 2001, respectively. However, the Company ultimately recognized revenues from certain of these financially distressed customers on a cash basis (as described above) aggregating $20,170 and $4,173 during the three months ended March 31, 2002 and 2001, respectively. The Company had contractual receivables from its financially distressed customers, including receivables from customers that have filed for bankruptcy protection of $12,485, totaling $29,713 as of March 31, 2002 that are not reflected in the accompanying condensed consolidated balance sheet as of such date.

   The Company has obtained information indicating that some of its customers who (i) were essentially current in their payments for the Company's services prior to March 31, 2002, and (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable by the Company as of March 31, 2002, may become financially distressed. Revenues from these customers accounted for approximately 17.9% and 8.1% of the Company's total revenues for the three months ended March 31, 2002, and 2001, respectively. As of March 31, 2002, receivables from these customers comprised 11.3% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company's services in a timely manner, in periods ending subsequent to March 31, 2002, revenue from these customers will be recognized on a cash basis (as described above).

   The Company has billing disputes with certain of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company's accounts receivable and revenues can be reasonably estimated based on historical experience. Accordingly, the Company maintains an allowance, through charges to revenues (which amounted to $1,260 and $1,550 during the three months ended March 31, 2002 and 2001, respectively), based on its estimate of the ultimate resolution of these disputes.

   During the fourth quarter of 2000, retroactive to January 1, 2000, the Company changed its method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Previously, the Company had recognized up-front fees as revenues upon activation of service. Under the new accounting method, which was adopted retroactive to January 1, 2000, the Company now recognizes up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Also as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, the Company now treats the incremental direct costs of service

                       COVAD COMMUNICATIONS GROUP, INC.

activation (which consist principally of customer premise equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to expense using the straight-line method over 24 months. The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which was included in net loss for the year ended December 31, 2000. For the three months ended March 31, 2001, the Company recognized $4,264 in revenue that was included it he cumulative effect adjustment as of January 1, 2000 (none during the three months ended March 31, 2002). The effect of that revenue during the three months ended March 31, 2001 was to decrease net loss by $1,140.

3.  Asset Purchase

   On January 3, 2002, the Company purchased substantially all of the assets of InternetConnect, a related party, in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $5,470 in cash, $235 of which had been deposited with InternetConnect's agent prior to December 31, 2001. (Under the terms of the asset purchase agreement, the Company may be required to pay additional cash of up to $1,880 for the assets of InternetConnect, depending upon the outcome of a previous post-petition bankruptcy claim filed against InternetConnect by the Company.) The Company did not assume any liabilities or obligations of InternetConnect or hire any of InternetConnect's employees. In addition, the Company does not believe the assets acquired from InternetConnect constitute a self-sustaining business.

   The tangible assets of InternetConnect purchased by the Company consisted of accounts receivable, refundable deposits and property and equipment. The Company also purchased the right, but not the obligation, to assume InternetConnect's customer contracts. However, the Company did not exercise this right. Instead, the Company solicited the approximate 9,250 digital subscriber line ("DSL"), T-1, virtual private network ("VPN") and dial-up customers of InternetConnect, and approximately 6,200 of such customers executed new contracts with the Company and its resellers subsequent to January 3, 2002.

   The Company has allocated the aforementioned purchase price based on the estimated fair values of the elements of this transaction as of January 3, 2002, as follows:

                 Accounts receivable.................... $1,386
                 Refundable deposits....................    349
                 Property and equipment.................     61
                 Customer acquisition costs.............  3,674
                                                         ------
                                                         $5,470
                                                         ======

   The customer acquisition costs of $3,674 described above were charged to network and product costs for the three months ended March 31, 2002 (i) because the Company's relationship with InternetConnect's former customers did not exist as of January 3, 2002 and (ii) based on the Company's accounting policy for costs of this nature that are not accompanied by up-front fees (Note 2).

4.  Property Held for Sale

   During the fourth quarter of 2001, the Company tentatively decided to sell property, consisting of land, a building and certain improvements with an aggregate carrying value of $13,251 as of March 31, 2002, located in Manassas, Virginia. This property is part of the Company's wholesale segment. In March 2002, the Company entered into a non-binding letter of intent with a third party to sell such property for $14,000, which was subject

                       COVAD COMMUNICATIONS GROUP, INC.

to approval by the Company's board of directors. In April 2002, the Company received the necessary approval from its board of directors to proceed with the sale of this property (at which time the Company suspended depreciation of the building and related improvements). The Company expects to complete the sale of its Manassas, Virginia property in the second quarter of 2002.

5.  Restructuring

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

   In connection with this restructuring plan, the Company recorded a charge to operations of $4,988 in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months ended March 31, 2001, the Company reduced its workforce by 485 employees and paid severance benefits of $2,968, which were charged against the restructuring liability recorded as of December 31, 2000.

   The Company recorded additional restructuring expenses aggregating $14,805 during the three months ended March 31, 2001. These expenses consisted principally of collocation and building lease termination costs that met the requirements for accrual during the three months ended March 31, 2001. During the three months ended March 31, 2001, the Company paid collocation and building lease termination costs of $2,421, which were charged against the restructuring liability recorded during this period. The Company completed the restructuring activities that were initiated in 2000 during the fourth quarter of 2001. Therefore, the Company neither recognized nor paid any restructuring expenses during the three months ended March 31, 2002. However, management continues to consider whether additional restructuring is necessary, and additional charges to operations related to any further restructuring activities may be incurred in future periods.

                       COVAD COMMUNICATIONS GROUP, INC.

6.  Contingencies

  Litigation

   On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order confirming the Company's pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001 (the "Plan"). On December 20, 2001 (the "Effective Date"), the Plan was consummated and the Company emerged from bankruptcy. Under the Plan, the Company settled several claims against it. These claims include:

  . The class action lawsuits filed in the United States District Court for the Northern District of California, provided that this settlement will not be final unless it is approved by that court. This settlement is described in more detail below.

  . The lawsuits filed in the Superior Court of the State of California for the County of Santa Clara by six purchasers of the convertible notes that the Company issued in September 2000.

  .  Disputed claims made by former shareholders of Laser Link.net.

  .  Disputed claims made by GE Capital and its subsidiary, Heller Financial
     Group.

   As of March 31, 2002, there were approximately $27,200 in unresolved claims related to the Company's Chapter 11 bankruptcy proceedings. As of March 31, 2002, the Company had recorded $18,277 for these unresolved claims in its condensed consolidated balance sheet. However, it is reasonably possible that the Company's unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company's condensed consolidated balance sheet.

   Purchasers of the Company's common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the "District Court"). The complaints have been consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company's securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. On August 10, 2001, the Company signed a Memorandum of Understanding ("MOU") with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. Under this agreement, the Company is to contribute 6,495,844 common shares. The Company's insurance carriers would fund the cash portion of the settlement. This settlement was approved by the Bankruptcy Court on December 20, 2001. Final settlement is contingent on the additional approval by the United States District Court. Additionally, management, based on the advice of legal counsel, believes it is more likely than not that this settlement will ultimately be approved by the District Court. Consequently, the Company recorded a liability of approximately $18,590 in its consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company's common stock, the Company decreased this liability to $14,823 as of March 31, 2002 through a credit to litigation-related expenses in the amount of $3,767 for the three months ended March 31, 2002. The Company will continue to remeasure this liability in future periods, through the date of final settlement of this litigation, based on changes in the underlying value of the Company's common stock.

   Several stockholders have filed complaints, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the Company's underwriters in the United States District Court for the Southern District of New York. These lawsuits are so-

                       COVAD COMMUNICATIONS GROUP, INC.

called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. The plaintiffs claim that the Company and others failed to disclose the arrangements that some of the Company's underwriters purportedly made with certain investors. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are at an early stage, the Company is unable to provide an evaluation of the ultimate outcome of the litigation.

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

   In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit. The Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursing antitrust and other claims in this lawsuit arising out of BellSouth's conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. Both BellSouth and Verizon have asked the courts to dismiss the Company's cases on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech, which dismissed a consumer antitrust class action against Ameritech. The Georgia court granted in part BellSouth's motion and dismissed some of the Company's antitrust claims and breach of contract claims. The Company has appealed the Bell South ruling in the Eleventh Circuit Court of Appeals. To date, the District of Columbia court has not ruled on Verizon's motion. The Company cannot predict the outcome of this motion.

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

   In connection with his departure from the Company in April 2002, Terry Moya, the Company's former Executive Vice President, Corporate Development and External Affairs, had threatened litigation against the Company for wrongful termination, breach of contract and misrepresentation. In April 2002, the Company executed a settlement agreement with Mr. Moya, which did not have a material impact on the Company's consolidated financial position or results of operations. The Company has recorded an accrual as of March 31, 2002, through a charge to administrative expenses for the three months then ended, relating to this settlement agreement.

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

                       COVAD COMMUNICATIONS GROUP, INC.

  Other Contingencies

   As of March 31, 2002, the Company had disputes with a number of telecommunications companies concerning the balances owed to such telecommunications carriers for collocation fees and certain network services. In the opinion of management, such disputes will be resolved without a material adverse effect on the Company's consolidated financial position and results of operations. However, it is reasonably possible that management's estimates of the Company's collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term. In addition, the Company is engaged in a variety of negotiations, arbitrations and regulatory proceedings with multiple telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies' denial of physical central office space to the Company in certain central offices, the cost and delivery of central office space, the delivery of transmission facilities and telephone lines and other operational issues. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company's consolidated financial position and results of operations.

   As of March 31, 2002, management was analyzing the applicability of certain transaction-based taxes to sales of the Company's products and services. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of the Company's respective transaction-based tax liabilities. In the opinion of management, such analysis will be concluded without a material adverse effect on the Company's consolidated financial position and results of operations. However, it is reasonably possible that management's estimates of the Company's transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term.

7.  Business Segments

   The Company disaggregates its business operations based upon differences in services and marketing channels, even though the cash flows from these operations are not largely independent of each other. The Company's wholesale division ("Wholesale") is a provider of high-speed connectivity services, including DSL, T-1 and VPN services, to ISP, enterprise and telecommunications carrier customers. The Company's direct division ("Direct") is a provider of high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other non-recurring and unusual items not allocated to the segments.

   The Company evaluates performance of the segments based on segment operating results, excluding nonrecurring and unusual items.

                       COVAD COMMUNICATIONS GROUP, INC.

   Information about the Company's business segments was as follows as of and for the three months ended March 31, 2002 and 2001 (the Company's 2001 segment information has been restated to conform to the Company's organizational structure in 2002):

As of and for the three months ended                         Total     Corporate  Intercompany Consolidated
      March 31, 2002:                Wholesale    Direct    Segments   Operations Eliminations    Total
------------------------------------ ----------  --------  ----------  ---------- ------------ ------------
     Domestic revenues from
       unaffiliated customers,
       net.......................... $   88,413  $ 13,253  $  101,666   $     --      $ --      $  101,666
     Net loss....................... $  (33,558) $ (4,524) $  (38,082)  $(18,757)     $ --      $  (56,839)
     Assets......................... $  594,552  $    806  $  595,358   $ 15,897      $ --      $  611,255

As of and for the three months ended                         Total     Corporate  Intercompany Consolidated
      March 31, 2001:                Wholesale    Direct    Segments   Operations Eliminations    Total
------------------------------------ ----------  --------  ----------  ---------- ------------ ------------
     Domestic revenues from
       unaffiliated customers,
       net.......................... $   58,693  $ 12,552  $   71,245   $     --      $ --      $   71,245
     Net loss....................... $ (117,233) $(32,241) $ (149,474)  $(49,061)     $ --      $ (198,535)
     Assets......................... $1,193,745  $ 10,192  $1,203,937   $ 51,995      $ --      $1,255,932

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2002. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed herein and in the "Risk Factors" section of our Annual Report on Form 10-K, which is contained in Part I, Item 1, Business-Risk Factors, of that report. We disclaim any obligation to update information contained in any forward-looking statement. See "--Forward Looking Statements."

   (All dollar amounts are presented in thousands, except per share amounts)

Overview

   We are a leading provider of high-speed Internet connectivity ("broadband") and related communications services, which we sell to businesses and consumers indirectly through Internet service providers ("ISP"), telecommunications carriers and other resellers. These wholesale partners generally resell our services to their business and consumer end-users. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales and our website. Our other customers are large companies with established brand names or other organizations that resell our Internet access services. Our services include a range of high-speed, high-capacity Internet access connectivity and related services using digital subscriber line ("DSL"), T-1, Virtual Private Network ("VPN") and firewall technologies.

   Incorporated in October 1996, we have a relatively short operating history introducing our services commercially in the San Francisco Bay Area in December 1997. As of March 31, 2002, we believe we have one of the largest nationally deployed DSL networks based on approximately 1,700 operational central offices that pass more than 40 million homes and businesses in the U.S. As of March 31, 2002, we had approximately 359,000 high-speed Internet access lines in service using DSL technology (approximately 13% of which are associated with financially distressed customers). We have received orders for our services from more than 150 ISP and telecommunications carrier customers, including AT&T Corporation, XO Communications, EarthLink, Inc., UUNET Technologies (a WorldCom company), and Megapath Networks and Speakeasy.net, both privately owned companies. We also provide dial-up Internet access service to over 99,000 customers through Covad.net, our direct sales channel. We are also developing a variety of services that are enhanced or enabled by our high-speed network and we are entering into business arrangements in order to bring a variety of additional service offerings to our customers and their end-users.

   Since our inception, we have generated significant net losses and we continue to experience negative operating cash flow. As of March 31, 2002, we had an accumulated deficit of $1,401,347. We expect losses and negative cash flow to continue at least into the second half of 2003. Although we currently have a plan in place that we believe will get us to cash flow positive without raising additional capital, our cash reserves are limited and our plan is based on assumptions, some of which are out of our immediate control. If our assumptions are not met, we may need to raise additional capital on terms that are less satisfactory than we desire, which may have a material adverse effect on our financial condition and could cause significant dilution to our shareholders.

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

   On June 25, 2001, our former subsidiary, BlueStar, made an irrevocable assignment for the benefit of its creditors ("ABC") of all its assets to an independent trustee (the "Assignee") in the state of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that is expected to occur over a period of approximately one year. On July 25, 2001, certain creditors of BlueStar filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code, which was dismissed on October 11, 2001. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar's former assets are no longer controlled by us or BlueStar and cannot be used by either BlueStar's or our board of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar's assets and the discharging of its liabilities are currently under the sole control of the Assignee. Therefore, we deconsolidated BlueStar effective June 25, 2001, which resulted in the recording of a deferred gain in the amount of approximately $55,200 in our condensed consolidated balance sheet as of March 31, 2002. Such deferred gain represents the difference between the carrying values of BlueStar's assets (aggregating approximately $7,900) and liabilities (aggregating approximately $63,100) as of June 25, 2001. We will recognize such deferred gain as an extraordinary item when the liquidation of BlueStar is complete and its liabilities have been discharged. We currently do not have an estimate as to when we will be able to recognize this gain.

   On August 15, 2001 (the "Petition Date"), we filed a voluntary petition (the "Petition") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") for the purpose of confirming our pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001, (the "Plan") with the majority holders (the "Noteholders") of our senior notes. The Petition was filed with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and was assigned Case No. 01-10167 (JJF). Our operating subsidiaries did not commence bankruptcy proceedings and continued to operate in the ordinary course of business. On December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on December 20, 2001 (the "Effective Date"), the Plan was consummated and we emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of the Plan, including certain unresolved claims. Under our Plan, we were able to extinguish approximately $1,394,020 in aggregate face amount of outstanding Notes, including accrued interest, in exchange for a combination of approximately $271,708 in cash and 35,292,800 common shares, or 15% of the reorganized company. We also recorded an extraordinary gain on the extinguishment of debt in the amount of $1,033,727 in the fourth quarter of 2001.

   On November 13, 2001, we announced the signing of a loan agreement and the restructuring of our resale and marketing agreement with SBC Communications Inc. ("SBC"). We expect that the cash generated from these agreements will enable us to fully fund our operations to cash flow positive. The new agreements include four elements: a one-time $75,000 prepayment, collateralized by substantially all of our domestic assets, that SBC can use toward the purchase of our services during the next 10 years; a $50,000 four-year loan collateralized by substantially all of our domestic assets; a payment to us of a $10,000 restructuring fee in exchange for eliminating SBC's revenue commitments under the original resale and marketing agreement and the elimination of a $15,000 co-op-marketing fee, which was required in the previous resale and marketing agreement, owed by us to SBC. We received these funds on December 20, 2001. These agreements with SBC contain customary change of control provisions that would require us to repay (1) any outstanding principal and interest on the loan; and (2) any unused portion of the prepayment, if a change of control occurred. They also contain default provisions that would allow SBC to accelerate any unpaid portion of the prepayment and the loan in the event that we default.

   During the year ended December 31, 2000, we implemented a business plan, in response to changes in the economy and the capital markets, that helped to lower our cost structure in an effort to reach profitability earlier than previously planned. Specific steps we have taken in this regard include: assigning for the benefit of creditors our BlueStar subsidiary; eliminating our high yield bond debt through a successful voluntary reorganization; reducing our workforce by as many as 2,600 employees from a peak of approximately 4,000 employees in 2000 to approximately 1,400 employees as of March 31, 2002; reducing the size of our network to approximately

1,700 central offices; reducing the amount and quantity of rebates and other incentives that we provide to our customers; consolidating and/or closing offices throughout the United States; enhancing productivity in our operations to increase customer satisfaction while reducing costs; streamlining our direct sales and marketing channel and supplementing it with telephone sales and sales through our website; and evaluating and implementing other cost reduction strategies including salary freezes and reductions in travel, facilities and advertising expenses.

   We disaggregate our business operations based upon differences in services and marketing channels even though the cash flows from these operations are not largely independent of each other. Our wholesale division ("Wholesale") is a provider of high-speed connectivity services, which include DSL technology, to ISP, enterprise and telecommunications carrier customers. Our direct division ("Direct"), is a provider of Internet access services to individuals, corporations and other organizations. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other items not allocated to the segments.

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

   The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which is included in net loss for the year ended December 31, 2000. For the three months ended March 2001, we recognized approximately $4,264 in revenue that was included in the cumulative effect adjustment as of January 1, 2000 (none during the three months ended March 31, 2002). The effect of that revenue during the three months ended March 31, 2001 was to decrease net loss by $1,140. Although SAB 101 substantially alters the timing of recognition of certain revenues and treatment of certain costs in our consolidated financial statements, it does not affect our consolidated cash flows.

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

   Even though we are making progress in reducing the number of subscribers for which we are not currently recognizing revenue on an accrual basis, there is no assurance that we will be able to completely restore the remaining lines to normal revenue producing status or that we will not encounter future payment problems from our customers. Based on our experience to this point, we may lose as many as 50% of the lines associated with these delinquent partners. However, in light of the financial position of many ISPs, should a particular ISP customer become subject to reorganization or bankruptcy proceedings, no assurance can be given that we will be able to collect payments owed to us or retain payments or other consideration (including subscriber lines) already received by us.

  Related Party Transactions

   Our former interim chief executive officer, who is also a member of our board of directors, is a minority stockholder and former member of the board of directors of one of our ISP customers, InternetConnect, which filed for bankruptcy protection in 2001. We recognized revenues of $2,249 and $484 related to this customer during the three months ended March 31, 2002 and 2001, respectively. Gross accounts receivable from this customer amounted to $4,043 as of March 31, 2001 (none at March 31, 2002). On January 3, 2002, we purchased substantially all of the assets of InternetConnect in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $5,470 in cash. (Under the terms of the asset purchase agreement, we may be required to pay additional cash of up to $1,880 for the assets of InternetConnect, depending upon the outcome of a previous post-petition bankruptcy claim filed by us against InternetConnect.) We did not assume any liabilities or obligations of InternetConnect or hire any of InternetConnect's employees. The tangible assets purchased from InternetConnect consisted of accounts receivable, refundable deposits and property and equipment. We also purchased the right, but not the obligation, to assume InternetConnect's customer contracts. However, we did not exercise this right. Instead, we solicited the approximate 9,250 DSL, T-1, VPN and dial-up customers of InternetConnect, and approximately 6,200 of such customers executed new contracts with us and our resellers subsequent to January 3, 2002.

   We acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $1,695 and $9,631 for the three months ended March 31, 2002 and 2001, respectively. We also purchased certain products from a company in which one of our directors and former interim chief executive officer serves as a director. Purchases from this vendor totaled $38 and $8 during the three months ended March 31, 2002 and 2001, respectively.

Results of Operations

  Three Months Ended March 31, 2002 and 2001

  Revenues, net

   We recorded net revenues of $101,666 for the three months ended March 31, 2002, an increase of $30,421 (42.7 percent) over revenues of $71,245 for the three months ended March 31, 2001. As described in the overview section above, we deconsolidated our Bluestar subsidiary effective June 25, 2001. Net revenues from Bluestar were $6,556 during the three months ended March 31, 2001 and none during the three months ended March 31, 2002. The increase in revenues is mainly attributable to growth in the number of customers and end-users resulting from our sales and marketing efforts. We expect revenues to increase in future periods as we add additional end-users, introduce new services and increase our sales and marketing efforts. Included in net revenues are Federal Universal Service Fund charges billed to our customers aggregating $2,988 and $4,176 for the three months ended March 31, 2002 and 2001, respectively. Revenues for the three months ended March 31, 2002 were comprised of $88,413 from our wholesale channel and $13,253 from our direct channel.

   We have over 150 wholesale customers. However, for the three months ended March 31, 2002, our thirty largest wholesale customers collectively comprised 94.5% of our total wholesale revenues and 82.2% of our total revenues. As of March 31, 2002, receivables from these customers collectively comprised 72.0% of our gross accounts receivable balance.

   For the three months ended March 31, 2002, two of our wholesale customers (Earthlink, Inc. and XO Communications) individually accounted for 20.6% and 10.7%, respectively, of our total revenues. As of March 31, 2002, receivables from Earthlink, Inc. comprised 21.3% of our gross accounts receivable balance. We began recognizing revenues from XO Communications on a cash basis during the fourth quarter of 2001. Therefore, as of March 31, 2002, we did not recognize the contractual receivable from XO Communications of $2,791 in our consolidated financial statements.

   For the three months ended March 31, 2001, two of our wholesale customers (Earthlink, Inc. and XO Communications) individually accounted for 15.6% and 12.0%, respectively, of our total revenues. As of March 31, 2001, receivables from these customers comprised 6.0% and 5.3%, respectively, of our gross accounts receivable balance.

   During the three months ended March 31, 2002 and 2001, we issued billings to our financially distressed customers, including those that have filed for bankruptcy protection, aggregating $18,774 and $19,476, respectively. These billings were not recognized as revenues or accounts receivable in our consolidated financial statements. We had contractual receivables from our financially distressed customers, including receivables from customers that have filed for bankruptcy protection of $12,485, totaling $29,713 as of March 31, 2002 that are not reflected in our consolidated financial statements. However, we ultimately recognized revenues from certain of these customers on a cash basis aggregating $20,170 and $4,173 during the three months ended
March 31, 2002 and 2001, respectively. The cash-basis revenues of $20,170 recognized during the three months ended March 31, 2002 include payments totaling $3,568 from certain bankrupt customers that we received prior to January 1, 2002 and recorded as unearned revenues in our consolidated balance sheet as of December 31, 2001 because our ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, we determined that our ability to retain these payments was reasonably assured as of March 31, 2002. Consequently, we recognized these payments as revenues during the three months ended March 31, 2002.

   A number of our financially distressed customers have filed for bankruptcy protection. Revenues from these customers accounted for approximately 7.5% and 4.0% of our total revenues for the three months ended March 31, 2002 and 2001, respectively. We continue to attempt migration of end users from certain of these financially distressed customers to the extent feasible.

   We have obtained information indicating that some of our customers who (i) were essentially current in their payments for our services prior to March 31, 2002, or (ii) have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of March 31, 2002, may become financially distressed. Revenues from these customers accounted for approximately 17.9% and 8.1% of our total revenues for the three months ended March 31, 2002, and 2001, respectively. As of March 31, 2002, receivables from these customers comprised 11.3% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company's services in a timely manner, in periods ending subsequent to March 31, 2002, revenue from these customers will be recognized on a cash basis.

   We have billing disputes with certain of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. Accordingly, we maintain an allowance, through charges to revenues (which amounted to $1,260 and $1,550 during the three months ended March 31, 2002 and 2001, respectively) based on our estimate of the ultimate resolution of these disputes.

  Network and Product Costs

   We recorded network and product costs of $88,761 and $135,162 for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, network and product costs were 87.3 percent of revenues, a significant improvement from the three months ended March 31, 2001, when network and product costs were 189.7 percent of revenues. The decrease in network and product costs, in absolute dollars and as a percentage of revenues, during the three months ended March 31, 2002 is attributable to the downsizing of our network to approximately 1,700 central offices, cost reduction efforts to lower network costs related to data transport, a reduction in headcount within our operations and engineering groups and the deconsolidation of our BlueStar subsidiary effective June 25, 2001 (network and product costs related to BlueStar were $19,068 during the three months ended March 31, 2001 and none during the three months ended March 31, 2002), as well as increased revenue from a growing subscriber base. Network and product costs for the three months ended March 31, 2002 include acquisition costs of $3,674 associated with certain of InternetConnect's former customers, as described above. We expect network and product costs to increase in future periods due to increased sales activity and expected revenue growth, but to decrease as a percentage of revenue as we begin to fully realize the economies of scale that can exist within our business.

  Sales, Marketing, General and Administrative Expenses

   Sales, marketing, general and administrative expenses were $38,637 (38.0 percent of revenues) for the three months ended March 31, 2002 and $62,827 (88.2 percent of revenues) for the three months ended March 31, 2001. Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of business, the development of corporate identification, promotional and advertising materials, and expenses for the establishment of our management team. The decrease in expenses from 2001 to 2002 is attributable to a reduction in our workforce, a reduction in office space throughout the United States, other cost reduction measures related to advertising and marketing expenses, salary freezes, reduced travel by employees and the deconsolidation of our BlueStar subsidiary effective June 25, 2001 (selling, marketing, general and administrative expenses related to BlueStar were $7,038 during the three months ended March 31, 2001 and none during the three months ended March 31, 2002). Sales, marketing, general and administrative expenses are expected to remain relatively flat and continue to decrease as a percentage of revenue as we continue to grow our business.

   Operating expenses, which include network and product costs and selling, marketing, general and administrative expenses, for the three months ended March 31, 2002, were comprised of $88,450 from our wholesale channel and $17,900 from our direct channel.

  Bad debt recoveries, net

   We recorded net bad debt recoveries of $73 for the three months ended March 31, 2002 and $4,247 for the three months ended March 31, 2001. Bad debt recoveries were 0.1% and 6.0% of net revenue for the three months ended March 31, 2002 and 2001, respectively. Such bad debt recoveries are the result of improved collections.

  Depreciation and Amortization

   Depreciation and amortization of property and equipment was $30,853 and $33,809 for the three months ended March 31, 2002 and 2001, respectively. The decrease in 2002 was due principally to certain assets becoming fully depreciated during this period. We expect depreciation and amortization to remain relatively unchanged in the future due to our expectations that our capital expenditures in the near term will be less than historical amounts as we believe that the geographic footprint of our network will remain relatively unchanged and near term capital expenditures will be mostly limited to adding capacity to our network to support the addition of new users.

   Amortization expenses associated with collocation fees for the three months ended March 31, 2002 and 2001 were $3,629 and $3,601 respectively. These comparable amounts represent the stabilization of our network build during the last twelve months.

   Effective January 1, 2001, we reduced the remaining estimated useful lives of all long-lived assets (excluding building and leasehold improvements) that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years. This change in accounting estimate increased our net loss by $3,248 ($0.02 per share) during the three months ended March 31, 2001.

   Depreciation and amortization expenses for the three months ended March 31, 2002 were comprised of $32,767 from our wholesale channel and $556 from our direct channel.

  Restructuring Expenses

   In connection with the restructuring plan we announced in December 2000, we recorded a charge to operations of $4,988 during the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months ended March 31, 2001, we paid severance benefits of $2,968, which were charged against the restructuring liability recorded as of December 31, 2000.

   Results of operations for the three months ended March 31, 2001 include restructuring expenses of $14,805 for collocation and building lease termination costs that met the requirements for accrual during the first quarter of 2001. We completed the restructuring activities that were initiated in 2000 during the fourth quarter of 2001. Therefore, we neither recognized nor paid any restructuring expenses during the three months ended March 31, 2002. However, we continue to consider whether additional restructuring is necessary, and we may incur additional expenses related to further restructuring activities in future periods.

  Litigation-related Expenses

   We recorded a credit to litigation-related expenses of $3,767 for the three months ended March 31, 2002, representing a non-cash valuation adjustment for the change in value of 6,495,844 shares of common stock that are expected to be distributed upon the approval of the MOU as described in "Part II. Item 1. Legal Proceedings" of our 2001 Annual Report (Form 10-K), filed with the SEC on March 29, 2002. We will adjust this liability in subsequent quarters based on changes in our stock price until such time as the final distribution of the shares is made. We did not recognize any litigation-related expenses for the three months ended March 31, 2001.

  Net Interest Income (Expense)

   Net interest income (expense) for the three months ended March 31, 2002 and 2001 was $94 and $(25,612), respectively. Net interest income during the three months ended March 31, 2002 consisted principally of interest income earned on our cash, cash equivalent and short-term investment balances, less interest expense on our long-term debt. Net interest expense during the three months ended March 31, 2001 consisted primarily of interest expense on our senior notes, which were extinguished in December 2001, and capital lease obligations, less interest income on our cash, cash equivalent and short-term investment balances. As a result of this debt extinguishment, our interest expense during the three months ended March 31, 2002 related principally to our note payable to SBC described below.

   Upon our emergence from Chapter 11 bankruptcy on December 20, 2001, we entered into a series of new agreements with SBC. One such agreement involves a term note payable that is collateralized by substantially all of our domestic assets. This note bears interest at 11.0%, which is payable quarterly beginning in December 2003. The entire unpaid principal balance is payable in December 2005. However, we have the right to prepay the principal amount of the note, in whole or in part, at any time without penalty.

   We expect future interest expense to be limited principally to interest on our 11.0% note payable to SBC.

  Investment Gains and Losses

   We recorded a net loss on investments for the three months ended March 31, 2002 in the amount of $48. This amount includes a realized loss on short-term investments of $17, our equity in the losses of our unconsolidated affiliates of $391 and a gain on the sale of our equity investment in one of our unconsolidated affiliates of $360.

   We recorded a net gain on investments for the three months ended March 31, 2001 of $1,818. This included a realized gain on short-term investments of $6,297, other than temporary losses on short-term investments of $1,311 and our equity in the losses of our unconsolidated affiliates of $3,168.

  Income Taxes

   We made no provision for income taxes because we operated at a loss during all periods presented.

  Critical Accounting Policies and Estimates

   Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical accounting policies and estimates:

  . We recognize revenues when (i) persuasive evidence of an arrangement between the customer and us exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed and determinable and
     (iv) collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Similarly, we treat the incremental direct costs of service activation (which consist principally of customer premise equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over 24 months.

  . We have concentrations of credit risk with a small number of customers, certain of which were experiencing financial difficulties as of March 31, 2002 and 2001 and were not current in their payments for our services as of those dates. Accordingly, we recognize revenues from these financially distressed customers in the period in which cash is received, after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with certain of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. We maintain an allowance, through charges to revenues, based on our estimate of the ultimate resolution of these disputes.

  . We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

  . We implemented significant reorganization and restructuring plans in 2001 and 2000. In this regard, we consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. However, as of March 31, 2002, we had certain claims relating to our Chapter 11 bankruptcy proceedings that were unresolved. Therefore, it is reasonably possible that such unresolved bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our condensed consolidated balance sheet as of March 31, 2002. In addition, we tentatively settled certain securities litigation in connection with our emergence from Chapter 11 bankruptcy in 2001. However, the final settlement of such litigation is still subject to court approval.

  . Property and equipment and intangible assets are recorded at cost, subject to adjustments for impairment. Property and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated useful lives, certain of which were significantly revised in 2001. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets. See further discussion below concerning the recent adoption of SFAS Nos. 142 and 144 and our framework for evaluating the impairment of long-lived assets in periods ending after December 31, 2001.

  . We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business, including disputes with a number of telecommunications companies related to the balances we owe them for collocation and network service fees. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. However, it is reasonably possible that certain of the liabilities reflected in our condensed consolidated balance sheets associated with various loss contingencies and business disputes could change in the near term due to new developments or changes in settlement strategies.

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

  Recent Accounting Pronouncements

   On January 1, 2001, we adopted statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on our condensed consolidated financial statements.

   On January 1, 2002, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The adoption of SFAS Nos. 141 and 142 had no effect on our condensed consolidated financial statements.

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt SFAS No. 143 on January 1, 2003, and we do not believe the adoption of SFAS No. 143 will have a material effect on our consolidated financial statements.

   On January 1, 2002, we adopted the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 had no effect on our condensed consolidated financial statements.

   On January 1, 2002, we adopted the FASB's Emerging Issues Task Force ("EITF") guidance regarding the provision in EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer," dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor's products or services is presumed to be a reduction of the selling price of the vendor's products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on our condensed consolidated financial statements.

  Liquidity and Capital Resources

   Our operations have required substantial capital investment for the procurement, design and construction of our central office cages, the design, creation, implementation and maintenance of our operational support system, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were $4,724 for the three months ending March 31, 2002. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be less in future periods while capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add.

   From our inception through March 31, 2002, we financed our operations primarily through private placements of $220,600 of equity securities, $1,282,000 in net proceeds raised from the issuance of notes (including our recent agreement with SBC for a $50,000 note payable), a $75,000 collateralized deposit and $719,000 in net proceeds raised from public equity offerings. As of March 31, 2002, we had an accumulated deficit of $1,401,347, and cash, cash equivalents, and short-term investments of $247,672. In addition, we had stockholders' equity as of March 31, 2002 of $204,950.

   Net cash used in our operating activities was $31,903 for the three months ending March 31, 2002. The net cash used in our operating activities during this period was primarily due to the net loss of $56,839, an increase in accounts receivable of $10,576 and a reduction of non-cash litigation-related expenses of $3,767, offset by depreciation and amortization charges of $34,482.

   Net cash used in our investing activities was $9,345 for the three months ending March 31, 2002. The net cash used in our investing activities during this period was primarily due to purchases of short-term investments of $45,104, purchases of property and equipment of $3,805, payment of collocation fees of $919, offset by sales of short-term investments of $40,000.

   Net cash provided by our financing activities was $90 for the three months ending March 31, 2002. The net cash provided by our financing activities during this period was primarily due to proceeds from common stock issuances of $101, offset by principal payments under our capital lease obligations of $11.

   We recently entered into a non-binding letter of intent to sell our Manassas, VA, facility for $14,000. The sale is conditioned upon (1) the buyers completion of its due diligence and (2) the negotiation and signing of definitive agreements relating to the sale.

   As of March 31, 2002, we had $166,652 in cash and cash equivalents and $81,020 in short-term investments. We expect to experience negative cash flow from operating and investing activities at least into the second half of 2003 due to continued development, commercial deployment and addition of new end-users to our networks. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

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

   In addition, we may wish to selectively pursue possible acquisitions of, or investments in, businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

   Our contractual debt and lease obligations as of December 31, 2001 for the next five years, and thereafter, were as follows:

                              2002  2003-2004 2005-2006 Thereafter  Total
                             ------ --------- --------- ---------- -------
      Note payable to SBC... $   --  $    --   $50,000    $   --   $50,000
      Capital leases........     11       --        --        --        11
      Office leases.........  5,540    9,226     5,742     1,829    22,337
      Other operating leases  2,371    1,575         5        --     3,951
                             ------  -------   -------    ------   -------
                             $7,922  $10,801   $55,747    $1,829   $76,299
                             ======  =======   =======    ======   =======

   Our business plan includes certain discretionary spending in 2002 that is predicated on certain revenue growth assumptions. If necessary, we will curtail this discretionary spending so that we can continue as a going concern at least through January 1, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. Additionally, based on the advice of our legal counsel, we believe it is more likely than not that certain securities litigation described in Note 6 to our March 31, 2002 condensed consolidated financial statements will ultimately be settled in accordance with the terms of the MOU executed by us and the plaintiffs in such securities litigation dated August 10, 2001. Therefore, we do not believe that the ultimate settlement of this securities litigation will have a material adverse effect on our ability to continue as a going concern at least through January 1, 2003. However, in the event (1) the MOU is not ultimately approved by the United States District Court and (2) the settlement of the aforementioned securities litigation ultimately requires us to disburse additional cash to the plaintiffs in such litigation, we will reduce other discretionary spending so that we can continue as a going concern at least through January 1, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. We do not believe the curtailment of our discretionary spending, if necessary, will have a material adverse effect on the overall execution of our business plan.

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

  Risk Factors

   The following is a summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to "Part I. Item 1. Business--Risk Factors," found in our 2001 Annual Report on Form 10-K, filed with the SEC on March 29, 2002.

  . We may not be able to expand as quickly as we need to achieve profitability.

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

  . Challenges in obtaining space for our equipment on premises owned by the traditional local telephone companies harms our business.

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

  .  Our business may suffer unless financial market conditions improve.

  .  The financial uncertainty of the DSL industry caused us to lose orders.

  . We may need to raise additional capital under difficult financial market conditions in order to maintain our operations.

  .  Our internal controls need to be improved.

  .  We have experienced increased cancellations and disconnections.

  . We rely upon distributions from our subsidiaries to service our indebtedness and our indebtedness is effectively subordinated to the indebtedness of our subsidiaries.

  . We were delisted from the Nasdaq National Market and this limits the public market for our common stock.

  . The price of our common stock may fluctuate significantly, which may result in losses for investors.

  .  Future sales or issuances of our common stock may depress our stock price.

  . Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indebtedness, our Stockholder Protection Rights Plan and our change in control severance arrangements could prevent a change in our control.

  . Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts and investors.

  . Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations.

  . We depend on a limited number of third parties for equipment supply, service and installation.

  . We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

  . The broadband communications industry is undergoing rapid technological changes and new technologies may be superior to the technology we use.

  .  A system failure could delay or interrupt service to our customers.

  . A breach of network security could delay or interrupt service to our customers.

  . Interference in the traditional telephone companies' copper plant could degrade the performance of our services.

  . Our intellectual property protection may be inadequate to protect our proprietary rights.

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

  .  the effect of litigation currently pending; and

  . other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.

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

  .  defend our company against litigation;

  .  increase the contribution from our direct channel;

  . reduce our operating costs and overhead in light of the financial circumstances of many of our customers while continuing to provide good customer service;

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

   All written and oral forward-looking statements made in connection with this report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included in document and in our Annual Report on Form 10-K for the year ended December 31, 2001. We disclaim any obligation to update information contained in any forward-looking statement.

Item 3.  Market Risk

Quantitative and Qualitative Disclosures about Market Risk

   Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of March 31, 2002 is fixed-rate debt.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

  .  Disputed claims made by GE Capital and its subsidiary, Heller Financial
     Group.

   As of March 31, 2002, there were approximately $27.2 million in unresolved claims related to our Chapter 11 bankruptcy proceedings. As of March 31, 2002, we have recorded $18.3 million for these unresolved claims in our condensed consolidated balance sheet. However, it is reasonably possible that our unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in our condensed consolidated balance sheet.

   Purchasers of our common stock and purchasers of the convertible notes we issued in September 2000 have filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against us and certain of our present and former officers and directors. These complaints were filed in the United States District Court for the Northern District of California in the fourth quarter of 2000. The complaints have been consolidated and the lead plaintiff has filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired our securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. The Company and the officer and director defendants entered into a memorandum of understanding ("MOU") with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which the Company, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of our bankruptcy plan if it provided for the distribution of $16.5 million in cash to be funded by the Company's D&O insurance carriers and approximately 6.5 million shares of our common stock. The plaintiffs voted in favor of the Plan. The settlement provided for in the MOU is subject to the approval of the District Court. The approximately 6.5 million shares issuable to the plaintiffs upon such approval by the District Court were issued on the Effective Date of the bankruptcy and are being held by the Company in escrow, pending approval by the District Court. We believe we have strong defenses to the claims alleged in the lawsuit and intend to contest the lawsuit vigorously if the District Court does not approve the final settlement. Because this action is at an early stage, however, we are unable to provide you with an evaluation of the ultimate outcome of the litigation if the court does not approve the final settlement agreement. However, we believe it is more likely than not that this settlement will be completed. We do not expect this process to be completed for several months.

   In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit. We also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing antitrust and other claims in this lawsuit arising out of BellSouth's conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. Both BellSouth and Verizon asked the courts to dismiss Covad's cases on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech, which dismissed a consumer antitrust class action against Ameritech. Bell South's motion was granted and we have appealed that decision in the United States Court of Appeals for the Eleventh Circuit. The District Court in the District of Columbia has not yet ruled on Verizon's motion. While we believe our position should prevail, we cannot predict the outcome of these motions.

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

   Several stockholders have filed complaints, on behalf of themselves and purported classes of stockholders, against us and several former and current officers and directors in addition to some of the our underwriters in the United States District Court for the Southern District of New York. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. The plaintiffs claim that we failed to disclose the arrangements that some of our underwriters purportedly made with certain investors. We believe we have strong defenses to these lawsuits and we intend to contest them vigorously. However, because these lawsuits are at an early stage, we are unable to provide an evaluation of the ultimate outcome of the litigation.

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

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   a. Exhibits:

   None

   b. Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       COVAD COMMUNICATIONS GROUP, INC.

    Date:  May 2, 2002 By:              /s/  CHARLES E. HOFFMAN
                           -------------------------------------------------
                                          Charles E. Hoffman
                            President, Chief Executive Officer and Director

    Date:  May 2, 2002 By:                 /s/  MARK RICHMAN
                           -------------------------------------------------
                                             Mark Richman
                           Senior Vice President and Chief Financial Officer