Form 10-Q
period 2002-06-30
COVAD COMMUNICATIONS GROUP INC
filed 2002-08-08
CIK 1043769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number: 000-25271

COVAD COMMUNICATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0461529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3420 Central Expressway Santa Clara, California	95051
(Address of principal executive offices)	(Zip Code)

(408) 616-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of July 24, 2002 there were 220,398,109 shares outstanding of the Registrant’s Common Stock, including Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$68,542	$207,810
Short-term investments	170,634	76,053
Restricted cash and investments	6,600	9,203
Accounts receivable, net of allowances of $5,825 at June 30, 2002 ($8,483 at December 31, 2001)	31,187	23,245
Unbilled revenue	4,392	4,964
Other receivables	1,899	3,885
Inventories	4,745	7,249
Prepaid expenses and other current assets	9,003	6,689

Total current assets	297,002	339,098
Property and equipment, net	149,075	215,804
Collocation fees, net	48,819	53,464
Investments in unconsolidated affiliates	1,617	4,874
Deferred costs of service activation	49,299	57,962
Other long-term assets	3,492	3,966

Total assets	$549,304	$675,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,162	$15,842
Accrued compensation	15,715	16,268
Current portion of capital lease obligations	—	11
Accrued collocation and network service fees	33,327	40,839
Accrued transaction-based taxes	35,177	31,263
Accrued interest	2,933	183
Accrued market development funds and customer incentives	3,590	1,733
Unresolved claims related to bankruptcy proceedings	8,733	22,200
Other accrued liabilities	8,093	8,103

Total current liabilities	116,730	136,442
Long-term debt	50,000	50,000
Collateralized customer deposit	71,850	75,000
Deferred gain resulting from deconsolidation of subsidiary	55,200	55,200
Unearned revenues	88,266	98,697

Total liabilities	382,046	415,339

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common Stock, $0.001 par value; 590,000,000 shares authorized; 220,194,828 shares issued and outstanding at June 30, 2002 (216,542,210 shares issued and outstanding at December 31, 2001)	220	216
Additional paid-in capital	1,610,264	1,606,737
Deferred stock-based compensation	(256)	(257)
Accumulated other comprehensive loss	(830)	(2,359)
Accumulated deficit	(1,442,140)	(1,344,508)

Total stockholders’ equity	167,258	259,829

Total liabilities and stockholders’ equity	$549,304	$675,168

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues, net	$97,733	$87,099	$199,399	$158,344
Operating expenses:
Network and product costs	74,703	121,444	163,464	256,606
Sales, marketing, general and administrative	35,392	59,268	74,029	122,095
Provision for bad debts (bad debt recoveries), net	2,116	1,198	2,043	(3,049)
Depreciation and amortization of property and equipment	28,531	33,895	59,384	67,704
Amortization of collocation fees	3,661	3,969	7,290	7,570
Provision for restructuring expenses	—	2,942	—	17,747
Provision for long-lived asset impairment	—	2,230	—	2,230
Litigation-related expenses	(7,146)	4,000	(10,913)	4,000

Total operating expenses	137,257	228,946	295,297	474,903

Loss from operations	(39,524)	(141,847)	(95,898)	(316,559)
Other income (expense):
Interest income	1,044	7,080	2,513	18,227
Realized gain (loss) on short-term investments	—	(460)	(17)	5,837
Other than temporary losses on short-term investments	—	—	—	(1,311)
Equity in losses of unconsolidated affiliates	(212)	(3,447)	(603)	(6,615)
Gain (loss) on disposal of investments in unconsolidated affiliates	(996)	178	(636)	178
Interest expense	(1,375)	(37,487)	(2,750)	(74,246)
Miscellaneous income (expense), net	270	521	(241)	492

Other income (expense), net	(1,269)	(33,615)	(1,734)	(57,438)

Net loss	$(40,793)	$(175,462)	$(97,632)	$(373,997)

Basic and diluted net loss per share	$(0.19)	$(1.01)	$(0.45)	$(2.16)

Weighted average number of common shares used in computing basic and diluted net loss per share	219,350,005	173,902,805	218,122,972	173,260,179

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2002	2001
Operating Activities:
Net loss	$(97,632)	$(373,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts (bad debt recoveries), net	2,043	(3,049)
Depreciation and amortization	66,674	75,274
Loss on disposition of property and equipment	314	355
Provision for restructuring expenses	—	17,747
Provision for long-lived asset impairment	—	2,230
Non-cash litigation-related expenses	(10,913)	—
Amortization of deferred stock-based compensation	175	1,365
Other stock-based compensation	269	267
Amortization (accretion) of interest on investments, net	14	(5,381)
Realized loss (gain) on short-term investments	17	(5,837)
Other than temporary losses on short-term investments	—	1,311
Equity in losses of unconsolidated affiliates	603	6,615
(Gain) loss on disposal of investments in unconsolidated affiliates	636	(178)
Accretion of debt discount and amortization of deferred debt issuance costs	—	16,564
Other	—	(24)
Net changes in operating assets and liabilities:
Restricted cash	2,603	(249)
Accounts receivable	(9,985)	(4,951)
Unbilled revenue	572	(2,383)
Inventories	2,504	3,371
Prepaid expenses and other current assets	(117)	(3,206)
Deferred costs of service activation	8,662	(12,845)
Accounts payable	(6,680)	(39,916)
Unresolved claims related to bankruptcy proceedings	(2,466)	—
Collateralized customer deposit	(3,150)	—
Other current liabilities	2,044	(7,237)
Unearned revenues	(10,168)	(9,274)

Net cash used in operating activities	(53,981)	(343,428)

Investing Activities:
Cash relinquished as a result of deconsolidating a subsidiary	—	(1,599)
Purchases of short-term investments	(154,411)	(413,512)
Maturities of short-term investments	19,988	366,508
Sales of short-term investments	40,000	138,122
Redemption of restricted investments	—	13,437
Purchases of property and equipment	(7,931)	(13,028)
Proceeds from sales of property and equipment	13,451	753
Recovery of internal use software costs	164	2,000
Payment of collocation fees	(1,297)	(5,406)
Proceeds from sales of investments in unconsolidated affiliates	3,360	1,223

Net cash provided by (used in) investing activities	(86,676)	88,498

Financing Activities:
Principal payments on long-term debt	—	(8,394)
Principal payments under capital lease obligations	(11)	(1,075)
Proceeds from common stock issuance	1,400	1,819
Repurchase of restricted stock	—	(172)

Net cash provided by (used in) financing activities	1,389	(7,822)

Net decrease in cash and cash equivalents	(139,268)	(262,752)
Cash and cash equivalents at beginning of period	207,810	558,440

Cash and cash equivalents at end of period	$68,542	$295,688

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$—	$53,105

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(All dollar amounts are presented in thousands, except share and per share amounts)
(Unaudited)

1.    Basis of Presentation and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company’s business plan includes certain discretionary spending in 2002 that is predicated on certain revenue growth assumptions. If necessary, management will curtail this discretionary spending so that the Company can continue as a going concern at least through January 1, 2003 using only the Company’s unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. Additionally, based on the advice of the Company’s legal counsel, management believes it is more likely than not that certain securities litigation described in Note 6 will ultimately be settled in accordance with the terms of the memorandum of understanding (“MOU”) dated August 10, 2001 executed by the Company and the plaintiffs in such securities litigation. Therefore, management does not believe that the ultimate settlement of this securities litigation will have a material adverse effect on the Company’s ability to continue as a going concern at least through January 1, 2003. However, in the event (i) the MOU is not ultimately approved by the United States District Court and/or (ii) the settlement of the aforementioned securities litigation ultimately requires the Company to disburse additional cash, management will reduce other discretionary spending so that the Company can continue as a going concern at least through January 1, 2003 using only the Company’s unrestricted cash, cash equivalents and short-term investments balances in existence as of December 31, 2001. Management does not believe the curtailment of the Company’s discretionary spending, if necessary, will have a material adverse effect on the overall execution of the Company’s business plan.

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

All information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company’s critical

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) reorganization and restructuring liabilities, (iv) useful life assignments and impairment evaluations associated with property and equipment and collocation fees, (v) anticipated outcomes of legal proceedings and other disputes, (vi) transaction-based tax liabilities and (vii) valuation allowances associated with deferred tax assets.

Long-Lived Assets

As of December 31, 2001, the Company’s estimated annual amortization expenses associated with collocation fees for the next five years were as follows:

2002	$13,177
2003	$13,177
2004	$13,177
2005	$13,177
2006	$ 756

Effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding building and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased the Company’s net loss by $3,052 ($0.02 per share) and $6,300 ($0.04 per share) for the three and six months ended June 30, 2001, respectively.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of the Company’s common stock outstanding during the period, less the weighted average number of outstanding common shares subject to repurchase.

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

The following table presents the calculation of weighted average common shares used in the computations of basic and diluted net loss per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Weighted-average number of shares of common stock outstanding	219,355,630	174,979,336	218,135,910	174,465,945
Less weighted average number of shares of common stock subject to repurchase	5,625	1,076,531	12,938	1,205,766

Weighted average number of common shares used in computing basic and diluted net loss per share	219,350,005	173,902,805	218,122,972	173,260,179

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Comprehensive Loss

Significant components of the Company’s comprehensive loss are as follows:

		Three months ended June 30,		Six months ended June 30,
	Cumulative Amounts	2002	2001	2002	2001
Net loss	$(1,442,140)	$(40,793)	$(175,462)	$(97,632)	$(373,997)
Unrealized gains (losses) on available-for-sale securities	132	269	773	187	(1,457)
Foreign currency translation adjustment	(962)	1,342	31	1,342	(674)

Comprehensive loss	$(1,442,970)	$(39,182)	$(174,658)	$(96,103)	$(376,128)

Recent Accounting Pronouncements

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company’s condensed consolidated financial statements.

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The adoption of SFAS Nos. 141 and 142 had no effect on the Company condensed consolidated financial statements.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it does not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 had no effect on the Company’s condensed consolidated financial statements.

On January 1, 2002, the Company adopted the FASB’s Emerging Issues Task Force (“EITF”) guidance regarding the provision in EITF Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer,” dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor’s products or services is presumed to be a reduction of the selling price of the vendor’s products or

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

Certain balances in the Company’s 2001 condensed consolidated financial statements have been reclassified to conform to the presentation in 2002.

2.    Revenue Recognition and Change in Accounting Principle

Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales prices is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheet caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund charges billed to customers aggregating $2,908 and $5,896 for the three and six months ended June 30, 2002, respectively, and $2,950 and $7,126 for the three and six months ended June 30, 2001, respectively.

The Company has over 130 wholesale customers. However, for the three and six months ended June 30, 2002, the Company’s thirty largest wholesale customers collectively comprised 92.8% and 93.2%, respectively, of the Company’s total wholesale revenues and 79.3% and 80.4%, respectively, of the Company’s total revenues. As of June 30, 2002, receivables from these customers collectively comprised 85.5% of the Company’s gross accounts receivable balance. For the three and six months ended June 30, 2001, the Company’s thirty largest wholesale customers collectively comprised 84.7% and 84.8%, respectively, of the Company’s total wholesale revenues and 69.8% and 69.9%, respectively, of the Company’s total revenues. As of June 30, 2001, receivables from these customers collectively comprised 71.4% of the Company’s gross accounts receivable balance.

For the three months ended June 30, 2002, two wholesale customers (Earthlink, Inc. and XO Communications) individually accounted for 20.1% and 8.7%, respectively, of the Company’s total revenues. For the six months ended June 30, 2002, these wholesale customers individually accounted for 20.3% and 9.7%, respectively, of the Company’s total revenues. As of June 30, 2002, receivables from Earthlink, Inc. comprised 29.9% of the Company’s gross accounts receivable balance. The Company began recognizing revenues from XO Communications on a cash basis (as described below) during the fourth quarter of 2001. Therefore, the Company’s contractual receivable from XO Communications of $2,414 as of June 30, 2002 has not been recognized in the accompanying condensed consolidated balance sheet as of such date. In June 2002, XO Communications filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

For the three months ended June 30, 2001, one wholesale customer (Earthlink, Inc.) individually accounted for 16.7% of the Company’s total revenues. For the six months ended June 30, 2001, two wholesale customers (Earthlink, Inc. and XO Communications) individually accounted for 16.2% and 10.4%, respectively, of the Company’s total revenues. As of June 30, 2001, receivables from these customers comprised 7.5% and 4.1%, respectively, of the Company’s gross accounts receivable balance.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A number of the Company’s Internet service provider (“ISP”) and telecommunications carrier customers are experiencing financial difficulties. During the three and six months ended June 30, 2002 and 2001, certain of these financially distressed customers either (i) were not current in their payments for the Company’s services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that (i) the collectibility of revenues from certain of these customers was not reasonably assured or (ii) its ability to retain certain of the payments received from the customers who have filed for bankruptcy protection was not reasonably assured. Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner, but who have not filed for bankruptcy protection, is recognized when cash for those services is received, after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheet caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured. During the three months ended March 31, 2002, as a result of developments in the bankruptcy proceedings of certain of the Company’s customers, the Company determined that its ability to retain certain payments received from these bankrupt customers prior to January 1, 2002 was now reasonably assured. Accordingly, during the three months ended March 31, 2002, the Company recognized revenues that were deferred as of December 31, 2001 aggregating $3,307 (none during the three months ended June 30, 2002).

A number of the Company’s customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 20.1% and 20.0% of the Company’s total revenues for the three and six months ended June 30, 2002, respectively, and 4.4% and 4.2% of the Company’s total revenues for the three and six months ended June 30, 2001, respectively. These percentages increased significantly during the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001, primarily because two of the Company’s customers, XO Communications and WorldCom, filed for bankruptcy protection in 2002. Although WorldCom, a wholesale customer of the Company, filed for bankruptcy protection subsequent to June 30, 2002, the Company continued to recognize revenues from WorldCom on an accrual basis during the three months ended June 30, 2002 based on the revenue recognition criteria described above. Consequently, the disclosures in the following paragraph exclude amounts pertaining to WorldCom because this customer is not presently classified as financially distressed by the Company. The Company continues to attempt to migrate end users from certain of these financially distressed customers to the extent it is legally and operationally feasible.

The Company issued billings to its financially distressed customers, including those that have filed for bankruptcy protection (excluding WorldCom), aggregating $13,557 and $32,332 during the three and six months ended June 30, 2002, respectively, that were not recognized as revenues or accounts receivable in the condensed consolidated financial statements, as compared to the corresponding amounts of $13,671 and $37,320 for the three and six months ended June 30, 2001, respectively. However, the Company ultimately recognized revenues from certain of these financially distressed customers on a cash basis (as described above) aggregating $14,507 and $31,369 during the three and six months ended June 30, 2002, respectively, and $5,703 and $9,876 during the three and six months ended June 30, 2001, respectively, some of which related to services provided in prior periods. The Company had contractual receivables from its financially distressed customers, including receivables of $10,246 from customers that have filed for bankruptcy protection (excluding WorldCom), totaling $12,599 as of June 30, 2002 that are not reflected in the accompanying condensed consolidated balance sheet as of such date.

The Company has obtained information indicating that some of its customers (including WorldCom) who (i) were essentially current in their payments for the Company’s services prior to June 30, 2002, and (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable by the

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Company as of June 30, 2002, may become financially distressed. Revenues from these customers accounted for approximately 26.1% and 24.8% of the Company’s total revenues for the three and six months ended June 30, 2002, respectively. As of June 30, 2002, receivables from these customers comprised 21.0% of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner, in periods ending subsequent to June 30, 2002, revenue from these customers will be recognized on a cash basis (as described above).

The Company has obtained persuasive evidence indicating that the financial condition of one of its customers, which was designated as financially distressed in 2000, improved significantly during the three months ended June 30, 2002, principally as a result of a capital infusion during this period. Consequently, management concluded that collection of the Company’s billings to this customer was now reasonably assured. Therefore, the Company resumed recognition of revenues from this customer on an accrual basis during the second quarter of 2002, which resulted in the recognition of a receivable balance and revenues in the amount of approximately $1,542 as of and for the three months ended June 30, 2002 that relate to services rendered in periods ended prior to April 1, 2002. The Company collected such receivable balance in full during July 2002.

The Company has billing disputes with certain of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. Accordingly, the Company maintains an allowance, through charges to revenues (which amounted to $261 and $1,521 during the three and six months ended June 30, 2002, respectively, and $6,411 and $7,961 during the three and six months ended June 30, 2001, respectively), based on its estimate of the ultimate resolution of these disputes.

During the fourth quarter of 2000, retroactive to January 1, 2000, the Company changed its method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Previously, the Company had recognized up-front fees as revenues upon activation of service. Under the new accounting method, which was adopted retroactive to January 1, 2000, the Company now recognizes up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Also as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, the Company now treats the incremental direct costs of service activation (which consist principally of customer premise equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to expense using the straight-line method over 24 months. The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which was included in net loss for the year ended December 31, 2000. For the three and six months ended June 30, 2001, the Company recognized $3,679 and $7,943, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000 (none during the three or six months ended June 30, 2002). The effect of that revenue during the three and six months ended June 30, 2001 was to reduce net loss by $949 and $2,089, respectively.

3.    Asset Purchase

On January 3, 2002, the Company purchased substantially all of the assets of InternetConnect, a related party, in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $5,470 in cash, $235 of which had been deposited with InternetConnect’s agent prior to December 31, 2001. (Under the terms of the asset purchase agreement, the

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Company may be required to pay additional cash of up to $1,880 for the assets of InternetConnect, depending upon the outcome of a previous post-petition bankruptcy claim filed against InternetConnect by the Company, which is still pending court approval.) The Company did not assume any liabilities or obligations of InternetConnect or hire any of InternetConnect’s employees. In addition, the Company does not believe the assets acquired from InternetConnect constitute a self-sustaining business.

The tangible assets of InternetConnect purchased by the Company consisted of accounts receivable, refundable deposits and property and equipment. The Company also purchased the right, but not the obligation, to assume InternetConnect’s customer contracts. However, the Company did not exercise this right. Instead, the Company solicited the approximate 9,250 digital subscriber line (“DSL”), T-1, virtual private network (“VPN”) and dial-up customers of InternetConnect, and approximately 6,200 of such customers executed new contracts with the Company and its resellers subsequent to January 3, 2002.

The Company has allocated the aforementioned purchase price based on the estimated fair values of the elements of this transaction as of January 3, 2002, as follows:

Accounts receivable	$1,386
Refundable deposits	349
Property and equipment	61
Customer acquisition costs	3,674

$5,470

The customer acquisition costs of $3,674 described above were charged to network and product costs for the three months ended March 31, 2002 (i) because the Company’s relationship with InternetConnect’s former customers did not exist as of January 3, 2002 and (ii) based on the Company’s accounting policy for costs of this nature that are not accompanied by up-front fees (Note 2).

4.    Property Sale

During the fourth quarter of 2001, the Company tentatively decided to sell property, consisting of land, a building and certain improvements, located in Manassas, Virginia. This property is part of the Company’s wholesale segment. In March 2002, the Company entered into a non-binding letter of intent with a third party to sell such property for $14,000, which was subject to approval by the Company’s board of directors. In April 2002, the Company received the necessary approval from its board of directors to proceed with the sale of this property (at which time the Company suspended depreciation of the building and related improvements when such assets had an aggregate carrying value of $13,201). In June 2002, the Company completed the sale of this property and recognized a gain of $133 in the accompanying condensed consolidated statements of operations, which represents the net proceeds of $13,334 less the aggregate carrying value of the property as described above.

5.    Restructuring of Operations

BlueStar Communications Group, Inc. and its subsidiaries (collectively, “BlueStar”), which were acquired by the Company on September 22, 2000 in a transaction accounted for as a purchase, provided broadband communications and Internet services to small and medium sized businesses in smaller cities using a direct sales model. Continued losses at BlueStar, with no near term possibility of improvement, caused the Company’s Board

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

of Directors to decide to cease the Company’s funding of BlueStar’s operations on June 22, 2001. Subsequently, on June 25, 2001, BlueStar terminated all of its 365 employees. However, 59 of BlueStar’s former employees were temporarily retained by the Company for varying periods through July 31, 2001 to assist with the migration of certain BlueStar end user lines to the Company’s network, as described below. In addition, the Company hired 69 of BlueStar’s former employees after June 25, 2001.

On June 24, 2001, the Company and BlueStar entered into a Purchase Agreement (“PA”) under which the Company has purchased the right to offer service to BlueStar’s customers, subject to BlueStar’s right to seek higher offers. The amount of consideration to be paid by the Company under the PA is contingent on the number of end user lines that are successfully migrated from BlueStar to the Company. However, the maximum amount payable by the Company under the PA is $5,000. To facilitate this migration, the Company and BlueStar entered into a Migration Agreement on July 12, 2001 that required the Company to pay certain amounts contemplated in the PA directly to certain former employees of BlueStar and certain BlueStar vendors, including the Assignee, as defined below. Through June 30, 2001, the Company made payments aggregating approximately $3,700 in connection with BlueStar’s cessation of operations. Of this amount, approximately $1,300 represented employee severance benefits, approximately $2,000 represented customer acquisition costs under the PA and approximately $400 represented legal and other professional fees relating to the liquidation of BlueStar, as described below. Such (i) severance benefits and professional fees and (ii) customer acquisition costs have been charged to (i) restructuring expenses and (ii) network and product costs, respectively, in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2001. Additionally, as of and for the three months ended June 30, 2001, the Company accrued certain estimated direct costs (aggregating approximately $700) of liquidating BlueStar, as described below, which consisted principally of legal and other professional fees. The Company recognized the salary and benefits expenses (including severance benefits) associated with the former BlueStar employees that were temporarily retained by the Company, as described above, through charges to network and product costs as they were incurred in periods ended subsequent to June 30, 2001.

On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the State of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that is expected to be completed in the fourth quarter of 2002. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the United States Bankruptcy Code. As a result of the ABC, BlueStar’s former assets are no longer controlled by BlueStar or the Company and cannot be used by either BlueStar’s or the Company’s Board of Directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the discharging of its liabilities are currently under the sole control of the Assignee. On July 25, 2001, certain creditors of BlueStar filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code, which was dismissed on October 11, 2001. Nevertheless, the control of BlueStar no longer rests with the Company. Therefore, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of $55,200 in the Company’s condensed consolidated balance sheet as of June 30, 2001. Such deferred gain represents the difference between the carrying values of BlueStar’s assets (aggregating approximately $7,900) and liabilities (aggregating approximately $63,100) as of June 25, 2001. The Company will recognize such deferred gain in its statement of operations when the liquidation of BlueStar is complete and its liabilities have been discharged.

Under the terms of the acquisition agreement dated September 22, 2000, up to 5.0 million additional shares of the Company’s common stock were to be issued to BlueStar’s former stockholders if BlueStar achieved certain specified levels of revenues and earnings before interest, taxes, depreciation and amortization in 2001. However, during April 2001, the Company reached an agreement with the BlueStar stockholders’ representative

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to resolve this matter, as well as 0.8 million of the Company’s common shares that were held in escrow as of December 31, 2000, by providing the BlueStar stockholders with 3.25 million of the 5.0 million shares, in exchange for a release of claims against the Company. The 0.8 million common shares were ultimately returned to the Company under this agreement. These transactions were approved by more than 80% of BlueStar’s stockholders on June 27, 2001. BlueStar’s former stockholders received the additional shares of the Company’s common stock subsequent to June 30, 2001. Consequently, the Company recorded a liability in the amount of $2,230 through a charge to goodwill during the three months ended June 30, 2001. However, the Company determined that such goodwill was impaired based on BlueStar’s continued operating losses, as described above. Therefore, such goodwill balance was written-off through a charge to operations during the three months ended June 30, 2001.

During the fourth quarter of 2000, the Company announced a comprehensive restructuring plan that involved the following steps:

•	raising revenue by reducing rebates and other incentives that the Company provides to customers and reducing new line addition plans for 2001 to improve margins and reduce subscriber payback times;

•	closing approximately 200 under-performing or not fully built-out central offices and reducing the size of the Company’s network to approximately 1,700 central offices;

•	reducing the Company’s workforce by 638 employees, which represented approximately 21% of the Company’s workforce;

•	closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia, Santa Clara, California and Denver, Colorado.

•	continued downsizing of the Company’s international operations and discontinuing plans to fund additional international expansion while continuing to manage existing investments;

•	enhancing productivity in the Company’s operations to increase customer satisfaction while reducing costs;

•	restructuring the Company’s direct sales and marketing channel; and

•	evaluating and implementing other cost reduction strategies, including salary freezes and reductions in travel, facilities and advertising expenses.

In connection with this restructuring plan, the Company recorded a charge to operations of $4,988 in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months ended June 30, 2001, the Company reduced its workforce by 150 employees and paid severance benefits of $866, which were charged against the restructuring liability recorded as of December 31, 2000. For the six months ended June 30, 2001, the total workforce was reduced by 635 employees and the Company paid $3,834 in severance benefits, which were charged against the restructuring liability recorded as of December 31, 2000.

The Company recorded additional restructuring expenses aggregating $1,000 and $15,805 during the three and six months ended June 30, 2001, respectively. These expenses consisted principally of collocation and building lease termination costs that met the requirements for accrual during these periods. During the three and six months ended June 30, 2001, the Company paid collocation and building lease termination costs of $2,158 and $4,579, respectively, which were charged against the restructuring liabilities recorded during these periods. The Company completed the restructuring activities that were initiated in 2000 during the fourth quarter of 2001.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Therefore, the Company neither recognized nor paid any restructuring expenses during the three or six months ended June 30, 2002. However, management continues to consider whether additional restructuring is necessary, and additional charges to operations related to any further restructuring activities may be incurred in future periods.

6.    Contingencies

Litigation

On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming the Company’s pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Plan was consummated and the Company emerged from bankruptcy. Under the Plan, the Company settled several claims against it. These claims include:

•
The class action lawsuits filed in the United States District Court for the Northern District of California, provided that this settlement will not be final unless it is approved by that court. This settlement is described in more detail below.

•	The lawsuits filed in the Superior Court of the State of California for the County of Santa Clara by six purchasers of the convertible notes that the Company issued in September 2000.

•	Disputed claims made by former shareholders of Laser Link.net.

•	Disputed claims made by GE Capital and its subsidiary, Heller Financial Group.

As of June 30, 2002, there were approximately $11,571 in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of June 30, 2002, the Company had recorded $8,733 for these unresolved claims in its condensed consolidated balance sheet. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s condensed consolidated balance sheet.

Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”). The complaints have been consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. On August 10, 2001, the Company signed an MOU with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. Under this agreement, the Company is to contribute 6,495,844 common shares. The Company’s insurance carriers would fund the cash portion of the settlement. This settlement was approved by the Bankruptcy Court on December 20, 2001. Final settlement is contingent on the additional approval by the District Court. Additionally, management, based on the advice of legal counsel, believes it is more likely than not that this settlement will ultimately be approved by the District Court. Consequently, the Company recorded a liability of approximately $4,000 in its condensed consolidated balance sheet as of June 30, 2001 through a charge to litigation-related expenses for the three months then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company increased this liability to $18,590 as of

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

December 31, 2001 through a charge to litigation-related expenses in the amount of $14,590 for the six months then ended, and decreased this liability to $7,665 as of June 30, 2002 through credits to litigation-related expenses in the amounts of $7,146 and $10,913 for the three and six months ended June 30, 2002, respectively. The Company will continue to remeasure this liability in future periods, through the date of final settlement of this litigation, based on changes in the underlying value of the Company’s common stock.

Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the underwriters who handled the Company’s stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. The plaintiffs claim that the Company and others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are at an early stage, the Company is unable to provide an evaluation of the ultimate outcome of the litigation.

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

In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. The Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursing antitrust and other claims in this lawsuit similar to its claims against Verizon. Both courts have dismissed some of the Company’s claims on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed the Company’s remaining claims on other grounds. The Company voluntarily dismissed its remaining claims in the BellSouth case so it could pursue certain issues on appeal. The Company has appealed these rulings to the Eleventh Circuit Court of Appeals and the Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. The Company cannot predict the outcome of these matters.

On June 11, 2001, Verizon Communications filed a lawsuit against the Company in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that the Company uses to provide its services to its customers. The complaint claims that the Company falsified trouble ticket reports with respect to the phone lines that the Company ordered and seeks unspecified monetary damages and injunctive relief. The initial complaint asserted causes of action for negligent and intentional misrepresentation and violations of the Lanham Act. Verizon has amended its claim to eliminate the Lanham Act claim and has added a claim under California’s unfair competition statute. This lawsuit is at an early stage, so the Company is unable to provide an evaluation of the ultimate outcome.

An unfavorable outcome in any of the pending legal proceedings described above could have a material adverse effect on the Company’s consolidated financial position and results of operations.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company is also a party to a variety of other legal proceedings, as either plaintiff or defendant, and is engaged in other disputes that arise in the ordinary course of its business. The Company’s management believes these other matters will be resolved without a material adverse effect on the Company’s consolidated financial position and results of operations, other than the fees and expenses necessary to defend these actions.

Other Contingencies

As of June 30, 2002, the Company had disputes with a number of telecommunications companies concerning the balances owed to such telecommunications carriers for collocation fees and certain network services. In the opinion of management, such disputes will be resolved without a material adverse effect on the Company’s consolidated financial position and results of operations. However, it is reasonably possible that management’s estimates of the Company’s collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. In this regard, in May 2002, the Company executed a settlement agreement with a telecommunications company involving certain disputed network service obligations. Under the terms of this settlement agreement, the Company was relieved of a network service obligation with a recorded balance of $6,018 during the three months ended June 30, 2002 through a combination of a $468 payment and a $5,550 credit that reduced network and product costs.

In addition, the Company is engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with several traditional telephone companies. These negotiations, arbitrations and proceedings concern the traditional telephone companies’ denial of physical central office space to the Company in certain central offices, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that this litigation will result in material liability to the Company and the potential gains are not quantifiable at this time. However, an unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company’s consolidated financial position and results of operations if the Company is denied or charged higher rates for transmission lines or central office spaces.

As of June 30, 2002, management was analyzing the applicability of certain transaction-based taxes to sales of the Company’s products and services. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of the Company’s respective transaction-based tax liabilities. In the opinion of management, such analysis will be concluded without a material adverse effect on the Company’s consolidated financial position and results of operations. However, it is reasonably possible that management’s estimates of the Company’s transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

7.    Business Segments

The Company disaggregates its business operations based upon differences in services and marketing channels, even though the cash flows from these operations are not independent of each other. The Company’s wholesale division (“Wholesale”) is a provider of high-speed connectivity services, including DSL, T-1 and VPN services, to ISP, enterprise and telecommunications carrier customers. The Company’s direct division (“Direct”) is a provider of high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, and other organizations. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other non-recurring and unusual items not allocated to the segments.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company evaluates performance of the segments based on segment operating results, excluding nonrecurring and unusual items.

Information about the Company’s business segments was as follows as of and for the three and six months ended June 30, 2002 and 2001 (the Company’s 2001 segment information has been restated to conform to the Company’s organizational structure in 2002):

As of and for the three months ended June 30, 2002:	Wholesale	Direct	Total Segments	Corporate Operations	Intercompany Eliminations	Consolidated Total
Domestic revenues from unaffiliated customers, net	$83,515	$14,218	$97,733	$—	$—	$97,733
Net income (loss)	$(30,077)	$402	$(29,675)	$(11,118)	$—	$(40,793)
Assets	$540,089	$1,010	$541,099	$8,205	$—	$549,304
As of and for the three months ended June 30, 2001:	Wholesale	Direct	Total Segments	Corporate Operations	Intercompany Eliminations	Consolidated Total
Domestic revenues from unaffiliated customers, net	$71,829	$15,270	$87,099	$—	$—	$87,099
Net loss	$(116,503)	$(18,722)	$(135,225)	$(40,237)	$—	$(175,462)
Assets	$1,054,905	$2,335	$1,057,240	$40,543	$—	$1,097,783
As of and for the six months ended June 30, 2002:	Wholesale	Direct	Total Segments	Corporate Operations	Intercompany Eliminations	Consolidated Total
Domestic revenues from unaffiliated customers, net	$171,929	$27,470	$199,399	$—	$—	$199,399
Net loss	$(63,398)	$(4,287)	$(67,685)	$(29,947)	$—	$(97,632)
As of and for the six months ended June 30, 2001:	Wholesale	Direct	Total Segments	Corporate Operations	Intercompany Eliminations	Consolidated Total
Domestic revenues from unaffiliated customers, net	$130,522	$27,822	$158,344	$—	$—	$158,344
Net loss	$(233,736)	$(50,963)	$(284,699)	$(89,298)	$—	$(373,997)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. This discussion contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Our actual results could differ materially from those expressed in forward-looking statements for many reasons including, but not limited to, those discussed herein and in the “Risk Factors” section of our Annual Report on Form 10-K, which is contained in Part I, Item 1, Business-Risk Factors, of that report. We disclaim any obligation to update information contained in any forward-looking statement. See “—Forward Looking Statements.”

(All dollar amounts are presented in thousands, except per share amounts)

Overview

We are a leading provider of high-speed Internet connectivity (“broadband”) and related communications services, which we sell to businesses and consumers indirectly through Internet service providers (“ISP”), telecommunications carriers and other resellers. These wholesale partners generally resell our services to their business and consumer end-users. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales and our website. Our services include a range of high-speed, high-capacity Internet access connectivity and related services using digital subscriber line (“DSL”), T-1, Virtual Private Network (“VPN”) and firewall technologies.

We have a relatively short operating history. We introduced our services commercially in the San Francisco Bay Area in December 1997. As of June 30, 2002, we believe we have one of the largest nationally deployed DSL networks based on approximately 1,750 operational central offices that pass more than 40 million homes and businesses in the U.S. As of June 30, 2002, we had approximately 357,000 high-speed Internet access lines in service using DSL technology (approximately 10.6% of these lines are associated with wholesale customers for which we recognize revenue on a cash basis due to their financial condition, primarily concentrated among three such customers). We have received orders for our services from more than 130 ISP and telecommunications carrier customers, including AT&T Corporation, XO Communications, SBC Communications, Earthlink, Inc., UUNET Technologies (a WorldCom company), as well as Megapath Networks and Speakeasy.net, both privately owned companies. We also provide dial-up Internet access service to over 57,000 customers through our direct sales channel. We are also developing a variety of services that are enhanced or enabled by our high-speed network and we are entering into business arrangements in order to bring a variety of additional service offerings to our customers and their end-users.

Since our inception, we have generated significant net losses and we continue to experience negative operating cash flow. As of June 30, 2002, we had an accumulated deficit of $1,442,140. We expect losses and negative cash flow to continue at least into the second half of 2003. Although we currently have a plan in place that we believe will get us to cash flow positive without raising additional capital, our cash reserves are limited and our plan is based on assumptions, some of which are out of our immediate control. If our assumptions are not met, we may need to raise additional capital on terms that are less satisfactory than we desire, which may have a material adverse effect on our financial condition and could cause significant dilution to our shareholders. The inability to raise additional capital could also result in a liquidation or sale of our company.

In the course of preparing the financial statements for the year ended December 31, 2000, internal control weaknesses were discovered, which continued into 2001. During 2001 we implemented new control procedures that we believe improved our internal controls, including the hiring of key personnel, the use of outside consultants, and documenting key policies and procedures and we are continuing our efforts to improve such controls. However, these procedures are still being improved. Our growth continues to stress these internal controls and we cannot assure you that there will not be additional control weaknesses in the future.

Recent Developments

We recently announced that we signed an agreement with Sprint that provides them with the ability to purchase our wholesale DSL services. Sprint expects to begin placing orders for our services in the third quarter of 2002. The agreement does not contain any volume or revenue commitments by Sprint.

We have also recently added two new members to our Board of Directors: Richard A. Jalkut and L. Dale Crandall. Mr. Crandall has also been appointed to the Audit Committee of the Board of Directors. Richard Shapero has resigned as a member of our Board of Directors.

On June 28, 2002, we announced that Brad Sonnenberg was promoted to senior vice president and general counsel. Mr. Sonnenberg will manage the legal department, including corporate transactions, litigation and government and external affairs, which is responsible for regulatory, legislative and other governmental advocacy. Mr. Sonnenberg replaces Dhruv Khanna, whose future role with us is yet to be determined.

On July 25, 2002, we announced that Andrew S. Lockwood was appointed as our senior vice president of marketing. Mr. Lockwood will be responsible for driving demand for our consumer and business class services. He will also lead our branding efforts, advertising, and overall marketing direction and handle core marketing responsibilities, such as product marketing and development, marketing communications and strategic planning.

Restructuring Activities

On June 25, 2001, our former subsidiary, BlueStar, made an irrevocable assignment for the benefit of its creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the state of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that is expected to be completed in the fourth quarter of 2002. On July 25, 2001, certain creditors of BlueStar filed an involuntary petition for relief under Chapter 7 of the Bankruptcy Code, which was dismissed on October 11, 2001. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the United States Bankruptcy Code. As a result of the ABC, BlueStar’s former assets are no longer controlled by us or BlueStar and cannot be used by either BlueStar’s or our board of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the discharging of its liabilities are currently under the sole control of the Assignee. Therefore, we deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of approximately $55,200 in our condensed consolidated balance sheet as of June 30, 2002. Such deferred gain represents the difference between the carrying values of BlueStar’s assets (aggregating approximately $7,900) and liabilities (aggregating approximately $63,100) as of June 25, 2001. We will recognize such deferred gain in our consolidated statement of operations when the liquidation of BlueStar is complete and its liabilities have been discharged.

On August 15, 2001 (the “Petition Date”), we filed a voluntary petition (the “Petition”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as contemplated by, and to implement, the agreements we entered into with the holders of our then-outstanding debt securities (the “Noteholders”), and to restructure various of our financial obligations. The Petition was filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and was assigned Case No. 01-10167 (JJF). Our operating subsidiaries did not commence bankruptcy proceedings and continued to operate in the ordinary course of business. We filed our First Amended Plan of Reorganization, as modified on November 26, 2001 (the “Plan”). On December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on

December 20, 2001 (the “Effective Date”), the Plan was consummated and we emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of the Plan, including certain unresolved claims. Under our Plan, we were able to extinguish approximately $1,394,020 in aggregate face amount of outstanding Notes, including accrued interest, in exchange for a combination of approximately $271,708 in cash and 35,292,800 common shares, or 15% of the reorganized company. We also recorded an extraordinary gain on the extinguishment of debt in the amount of $1,033,727 in the fourth quarter of 2001.

On November 13, 2001, we announced the signing of a loan agreement and the restructuring of our resale and marketing agreement with SBC Communications Inc. (“SBC”). We expect that the cash generated from these agreements will enable us to fully fund our operations to cash flow positive. The new agreements include four elements: a one-time $75,000 prepayment, collateralized by substantially all of our domestic assets, that SBC can use toward the purchase of our services during the next 10 years; a $50,000 four-year loan collateralized by substantially all of our domestic assets; a payment to us of a $10,000 restructuring fee in exchange for eliminating SBC’s revenue commitments under the original resale and marketing agreement and the elimination of a $15,000 co-op marketing fee, which was required in the previous resale and marketing agreement, owed by us to SBC. We received these funds on December 20, 2001. These agreements with SBC contain customary change of control provisions that would require us to repay (1) any outstanding principal and interest on the loan; and (2) any unused portion of the prepayment, if a change of control occurred. They also contain default provisions that would allow SBC to accelerate any unpaid portion of the prepayment and the loan in the event that we default. We filed these agreements as exhibits to a current report on Form 8-K on December 28, 2001.

During the year ended December 31, 2000, we implemented a business plan, in response to changes in the economy and the capital markets, that helped to lower our cost structure in an effort to reach profitability earlier than previously planned. Specific steps we took include: assigning for the benefit of creditors our BlueStar subsidiary; eliminating our high yield bond debt through a reorganization under the Bankruptcy Code; reducing our workforce by as many as 2,600 employees from a peak of approximately 4,000 employees in 2000 to approximately 1,400 employees as of June 30, 2002; reducing the size of our network to approximately 1,700 central offices; reevaluating the amount and quantity of rebates and other incentives that we provide to our customers; consolidating and/or closing offices throughout the United States; enhancing productivity in our operations to increase customer satisfaction while reducing costs; streamlining our direct sales and marketing channel and supplementing it with telephone sales and sales through our website; and evaluating and implementing other cost reduction strategies, including reductions in travel and facilities expenditures.

Revenue Recognition and Change in Accounting Principle

During the fourth quarter of 2000, retroactive to January 1, 2000, we changed our method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Previously, we had recognized up-front fees as revenues upon activation of service. Under the new accounting method, which was adopted retroactive to January 1, 2000, we now recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Also as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, we now treat the incremental direct costs of service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies, service delivery and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to expense using the straight-line method over 24 months.

The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which was included in our net loss for the year ended December 31, 2000. For the three and six months ended June 30, 2001, we recognized approximately $3,679 and $7,943, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000 (none during the three or six months ended June 30, 2002).

The effect of that revenue during the three and six months ended June 30, 2001 was to decrease our net loss by $949 and $2,089, respectively. Although SAB 101 substantially alters the timing of recognition of certain revenues and treatment of certain costs in our consolidated financial statements, it does not affect our consolidated cash flows.

Internet Service Provider and Telecommunications Carrier Resale Channel Difficulties

In order to limit our exposure to the potential financial difficulties of some of our wholesale partners, we have implemented certain policies and taken a series of actions. We may stop taking new orders from these partners, but continue to install and maintain previously accepted orders. We may terminate our contracts with those partners who are unresponsive to our efforts to maintain an on-going business relationship. While our goal is to maintain consistent high quality service to end-users, we may also decide to disconnect some end-users that are purchasing our services from certain customers, and in some cases attempt to migrate these end users to another wholesale partner or to Covad Direct. Although we have successfully migrated lines, there can be no assurance that migrated end-users will continue to purchase our services. Even if we are able to migrate end-users, this process requires a significant amount of our resources, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business. We have also worked proactively to collect outstanding amounts billed to these customers.

Even though we are making progress in reducing the number of subscribers for which we are not currently recognizing revenue on an accrual basis, there is no assurance that we will be able to completely restore the remaining lines to normal revenue producing status or that we will not encounter future payment problems with our customers. In addition, in light of the financial position of many ISPs and certain telecommunications carriers, should a particular ISP or telecommunications carrier customer become subject to reorganization or bankruptcy proceedings, no assurance can be given that we will be able to collect payments owed to us or retain payments or other consideration (including subscriber lines) already received by us.

Related Party Transactions

Our former interim chief executive officer, Frank Marshall, who is also a member of our board of directors, was a minority stockholder and former member of the board of directors of one of our former ISP customers, InternetConnect, which filed for bankruptcy protection in 2001. We recognized revenues of $570 and $1,054 related to this customer during the three and six months ended June 30, 2001, respectively (none during the three and six months ended June 30, 2002). Gross accounts receivable from this customer amounted to $8,364 as of June 30, 2001 (none at June 30, 2002). On January 3, 2002, we purchased substantially all of the assets of InternetConnect in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $5,470 in cash. (Under the terms of the asset purchase agreement, we may be required to pay additional cash of up to $1,880 for the assets of InternetConnect, depending upon the outcome of a previous post-petition bankruptcy claim filed by us against InternetConnect. Such claim is still unresolved). We did not assume any liabilities or obligations of InternetConnect or hire any of InternetConnect’s employees. The tangible assets purchased from InternetConnect consisted of accounts receivable, refundable deposits and property and equipment. We also purchased the right, but not the obligation, to assume InternetConnect’s customer contracts. However, we did not exercise this right. Instead, we solicited approximately 9,250 DSL, T-1, VPN and dial-up customers of InternetConnect, and approximately 6,200 of such customers executed new contracts with us and our resellers subsequent to January 3, 2002.

We acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $718 and $2,413 for the three and six months ended June 30, 2002, respectively, and $8,387 and $18,018 for the three and six months ended June 30, 2001, respectively. We also purchased certain products from a company in which our vice-chairman and former interim chief executive officer, Frank Marshall, serves as a director. Purchases from this vendor totaled $19 and $57 during the three and six months ended June 30, 2002, respectively, and $13 and $21 for the three and six months ended June 30, 2001, respectively.

Results of Operations

We disaggregate our business operations based upon differences in services and marketing channels even though the cash flows from these operations are not independent of each other. Our wholesale division (“Wholesale”) is a provider of high-speed connectivity services, which include DSL technology, to ISP, enterprise and telecommunications carrier customers. Our direct division (“Direct”), is a provider of Internet access services to individuals, corporations and other organizations. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other items not allocated to the segments. We evaluate performance of the segments based on segment operating results.

Three and Six Months Ended June 30, 2002 and 2001

Revenues, net

We recorded net revenues of $97,733 for the three months ended June 30, 2002, an increase of $10,634 (12.2%) over revenues of $87,099 for the three months ended June 30, 2001. We recorded net revenues of $199,399 for the six months ended June 30, 2002, an increase of $41,055 (25.9%) over revenues of $158,344 for the six months ended June 30, 2001. As described in the overview section above, we deconsolidated our BlueStar subsidiary effective June 25, 2001. Net revenues from BlueStar were $6,362 and $11,977 during the three and six months ended June 30, 2001, respectively, and none during the three and six months ended June 30, 2002. The increase in revenues is mainly attributable to growth in the number of customers and end-users resulting from our sales and marketing efforts. There was a decrease in revenues for the three months ended June 30, 2002, as compared to the three months ended March 31, 2002, due in part to the timing of certain revenues from bankrupt customers recognized during the three months ended March 31, 2002 of $3,307, as noted below. We also continued to experience a high end user disconnection rate during the three months ended June 30, 2002. This loss of end users continues to impair our ability to increase our revenues.

We expect revenues will increase in future periods if we can add additional end-users, reduce our disconnect rate, introduce new services and increase our sales and marketing efforts. Included in net revenues are Federal Universal Service Fund charges billed to our customers aggregating $2,908 and $5,896 for the three and six months ended June 30, 2002, respectively, and $2,950 and $7,126 for the three and six months ended June 30, 2001, respectively. Revenues for the three and six months ended June 30, 2002 were comprised of $83,515 and $171,929, respectively, from our Wholesale channel and $14,218 and $27,470, respectively, from our Direct channel.

We have over 130 wholesale customers. However, for the three and six months ended June 30, 2002, our thirty largest wholesale customers collectively comprised 92.8% and 93.2%, respectively, of our total wholesale revenues and 79.3% and 80.4%, respectively, of our total revenues. As of June 30, 2002, receivables from these customers collectively comprised 85.5% of our gross accounts receivable balance. For the three and six months ended June 30, 2001, our thirty largest wholesale customers collectively comprised 84.7% and 84.8%, respectively, of our total wholesale revenues and 69.8% and 69.9%, respectively, of our total revenues. As of June 30, 2001, receivables from these customers collectively comprised 71.4% of our gross accounts receivable balance.

For the three months ended June 30, 2002, two of our wholesale customers (Earthlink, Inc. and XO Communications) individually accounted for 20.1% and 8.7%, respectively, of our total revenues. For the six months ended June 30, 2002, these wholesale customers individually accounted for 20.3% and 9.7%, respectively, of our total revenues. As of June 30, 2002, receivables from Earthlink, Inc. comprised 29.9% of our gross accounts receivable balance. We began recognizing revenues from XO Communications on a cash basis during the fourth quarter of 2001. Therefore, as of June 30, 2002, we did not recognize the contractual receivable from XO Communications of $2,414 in our condensed consolidated financial statements. Additionally in June 2002, XO Communications filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Although XO Communications has

continued to make payments for our services following its filing for bankruptcy protection, we are not assured of payment for services in the future.

For the three months ended June 30, 2001, one wholesale customer (Earthlink, Inc.) individually accounted for 16.7% of our total net revenues. For the six months ended June 30, 2001, two wholesale customers (Earthlink, Inc. and XO Communications) individually accounted for 16.2% and 10.4%, respectively, of our total revenues. As of June 30, 2001, receivables from these customers comprised 7.5% and 4.1%, respectively, of our gross accounts receivable balance.

A number of our ISP and telecommunications carrier customers are experiencing financial difficulties. In addition, a number of our customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 20.1% and 20.0% of our total revenues for the three and six months ended June 30, 2002, respectively, and 4.4% and 4.2% of our total revenues for the three and six months ended June 30, 2001, respectively. These percentages increased significantly during the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001, primarily because two of our customers, XO Communications and WorldCom, filed for bankruptcy protection in 2002. Although WorldCom filed for bankruptcy protection subsequent to June 30, 2002, we continued to recognize revenues from WorldCom on an accrual basis during the three months ended June 30, 2002 based on the revenue recognition criteria described in Note 2. Consequently, the disclosures in the following paragraph exclude amounts pertaining to WorldCom because we have not presently classified them as financially distressed. We continue to attempt migration of end users from certain of these financially distressed customers to the extent it is legally and operationally feasible.

During the three and six months ended June 30, 2002, we issued billings to our financially distressed customers, including those that have filed for bankruptcy protection (excluding WorldCom), aggregating $13,557 and $32,332, respectively, that were not recognized as revenues or accounts receivable in our consolidated financial statements, as compared to the corresponding amounts of $13,671 and $37,320 for the three and six months ended June 30, 2001, respectively. However, we ultimately recognized revenues from certain of these customers on a cash basis aggregating $14,507 and $31,369 during the three and six months ended June 30, 2002, respectively, and $5,703 and $9,876 during the three and six months ended June 30, 2001, respectively, some of which relates to services provided in prior periods. In addition, revenues recognized during the three months ended March 31, 2002 include payments totaling $3,307 from certain bankrupt customers that we received prior to January 1, 2002 and recorded as unearned revenues in our consolidated balance sheet as of December 31, 2001 because our ability to retain these payments was not reasonably assured as of that date (none during the three months ended June 30, 2002). However, as a result of subsequent developments in the bankruptcy proceedings of such customers, we determined that our ability to retain these payments was reasonably assured prior to March 31, 2002. Consequently, we recognized these payments as revenues during the three months then ended. We had contractual receivables of $10,246 from our financially distressed customers, including receivables from customers that have filed for bankruptcy protection (excluding WorldCom), totaling $12,599 as of June 30, 2002 that are not reflected in our consolidated financial statements.

We have obtained information indicating that some of our customers (including WorldCom) who (i) were essentially current in their payments for our services prior to June 30, 2002, or (ii) have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of June 30, 2002, may become financially distressed. Revenues from these customers accounted for approximately 26.1% and 24.8% of our total revenues for the three and six months ended June 30, 2002, respectively. As of June 30, 2002, receivables from these customers comprised 21.0% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner, in periods ending subsequent to June 30, 2002, revenue from these customers will be recognized on a cash basis as described above.

We have obtained persuasive evidence indicating that the financial condition of one of our customers, which was designated as financially distressed in 2000, improved significantly during the three months ended June 30, 2002, principally as a result of a capital infusion during this period. Consequently, we concluded that collection of our billings to this customer was now reasonably assured. Therefore, we resumed the recognition of revenues from this customer on an accrual basis during the second quarter of 2002, which resulted in the recognition of a receivable balance and revenues in the amount of approximately $1,542 as of and for the three months ended June 30, 2002 that relate to services rendered in periods ended prior to April 1, 2002. We collected such receivable balance in full during July 2002.

We have billing disputes with certain of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. Accordingly, we maintain an allowance, through charges to revenues (which amounted to $261 and $1,521 during the three and six months ended June 30, 2002, respectively, and $6,411 and $7,961 during the three and six months ended June 30, 2001, respectively) based on our estimate of the ultimate resolution of these disputes.

Network and Product Costs

We recorded network and product costs of $74,703 and $121,444 for the three months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002, network and product costs were 76.4% of revenues, a significant improvement from the three months ended June 30, 2001, when network and product costs were 139.4% of revenues. We recorded network and product costs of $163,464 and $256,606 for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, network and product costs were 82.0% of revenues, a significant improvement from the six months ended June 30, 2001, when network and product costs were 162.1% of revenues. The decrease in network and product costs, in absolute dollars and as a percentage of revenues, during the three and six months ended June 30, 2002 is attributable to the downsizing of our network from historical levels, cost reduction efforts to lower network costs related to data transport, a reduction in headcount within our operations and engineering groups and the deconsolidation of our BlueStar subsidiary effective June 25, 2001 (network and product costs related to BlueStar were $15,700 and $34,768 during the three and six months ended June 30, 2001, respectively, and none during the three and six months ended June 30, 2002), as well as increased revenue from a larger subscriber base. Network and product costs for the three months ended June 30, 2002 include a recovery of $5,550 from the settlement of certain disputed network service obligations during the quarter. Network and product costs for the three months ended March 31, 2002 include acquisition costs of $3,674 associated with certain of InternetConnect’s former customers, as described above (none during the three months ended June 30, 2002). We expect network and product costs to increase in future periods if we can increase sales activity and grow revenue, but to decrease as a percentage of revenue as we leverage the economies of scale that we expect.

As discussed below in “Part II, Item 1, Legal Proceedings”, there is uncertainty concerning our ability to purchase line-shared services from the traditional telephone companies as a result of a decision issued by the United States Court of Appeals for the District of Columbia on May 24, 2002. As a result of that decision, it is possible that the traditional telephone companies could either refuse to sell us line-shared services or could substantially increase the cost of line-shared services, which could substantially increase our network costs for line-shared services and could cause us to discontinue offering those services for new and existing customers.

Sales, Marketing, General and Administrative Expenses

Sales, marketing, general and administrative expenses were $35,392 (36.2% of revenues) for the three months ended June 30, 2002 and $59,268 (68.1% of revenues) for the three months ended June 30, 2001. Sales, marketing, general and administrative expenses were $74,029 (37.1% of revenues) for the six months ended June 30, 2002 and $122,095 (77.1% of revenues) for the six months ended June 30, 2001. Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of business, the development of corporate identification, promotional and advertising materials, and expenses attributable to our management team. The decrease in expenses from 2001 to 2002 is attributable to a reduction in our workforce, a reduction in office space throughout the United States, other cost reduction measures related to advertising and marketing expenses, reduced travel by employees and the deconsolidation of our BlueStar subsidiary effective June 25, 2001 (sales, marketing, general and administrative expenses related to BlueStar were $4,472 and $11,510 during the three and six months ended June 30, 2001, respectively, and none during the three and six months ended June 30, 2002). Sales, marketing, general and administrative expenses are expected to increase in future periods as we increase our marketing efforts.

Operating expenses (which include network and product costs and sales, marketing, general and administrative expenses) for the three and six months ended June 30, 2002 were $137,257 and $295,297, respectively, and were comprised of $113,117 and $233,461, respectively, from our Wholesale channel, $13,865 and $33,212, respectively, from our Direct channel, and $10,275 and $28,624, respectively, from our Corporate Operations.

Provision for Bad Debts (Bad Debt Recoveries)

We recorded net bad debt expense of $2,116 for the three months ended June 30, 2002, as compared to $1,198 for the three months ended June 30, 2001. Bad debt expense was 2.2% and 1.4% of net revenue for the three months ended June 30, 2002 and 2001, respectively. The increase in the amount of bad debt expense is the result of certain WorldCom pre-petition receivables totaling $1,959 that we deemed uncollectible as of June 30, 2002. We recorded net bad debt expense of $2,043 for the six months ended June 30, 2002 as compared to a net bad debt recovery of $(3,049) for the six months ended June 30, 2001. The bad debt recovery recorded during the first six months of 2001 relates to the collection of certain balances from our financially distressed partners that were reserved in previous periods through charges to bad debt expense.

Depreciation and Amortization

Depreciation and amortization of property and equipment was $28,531 and $59,384 for the three and six months ended June 30, 2002, respectively, and $33,895 and $67,704 for the three and six months ended June 30, 2001, respectively. The decrease in 2002 was due principally to certain assets becoming fully depreciated during this period. We expect depreciation and amortization to remain relatively unchanged in the future due to our expectations that our capital expenditures in the near term will be less than historical amounts as we believe that the geographic footprint of our network will remain relatively unchanged and near term capital expenditures will be mostly limited to adding capacity to our network to support the addition of new users.

Amortization expenses associated with collocation fees were $3,661 and $7,290 for the three and six months ended June 30, 2002, respectively, and $3,969 and $7,570 for the three and six months ended June 30, 2001, respectively. These comparable amounts represent the stabilization of our network build during the last twelve months.

Effective January 1, 2001, we reduced the remaining estimated useful lives of all long-lived assets (excluding building and leasehold improvements) that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years. This change in accounting estimate increased our net loss by $3,052 ($0.02 per share) and by $6,300 ($0.04 per share) during the three and six months ended June 30, 2001.

Depreciation and amortization expenses for the three and six months ended June 30, 2002 were $32,192 and $66,674, respectively, and were comprised of $30,956 and $63,723, respectively, from our Wholesale channel, $443 and $999, respectively, from our Direct channel, and $793 and $1,952, respectively, from our Corporate Operations.

Restructuring Expenses

In connection with the restructuring plan we announced in December 2000, we recorded a charge to operations of $4,988 during the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000.

Results of operations for the three and six months ended June 30, 2001 include restructuring expenses of $2,942 and $17,747, respectively, for severance benefits, professional fees and collocation and building lease termination costs that met the requirements for accrual during these periods, including severance benefits and professional fees associated with the deconsolidation of our BlueStar subsidiary on June 25, 2001 as discussed above. We completed the restructuring activities that were initiated in 2000 during the fourth quarter of 2001. Therefore, we neither recognized nor paid any restructuring expenses during the three or six months ended June 30, 2002. However, we continue to consider whether additional restructuring is necessary, and we may incur additional expenses related to further restructuring activities in future periods.

Long-Lived Asset Impairment

During the three months ended June 30, 2001, we recorded a charge of $2,230 relating to the write-off of certain goodwill associated with our BlueStar subsidiary. There were no similar charges during the three and six months ended June 30, 2002.

Litigation-related Expenses

We recorded charges (credits) to litigation-related expenses of $(7,146) and $(10,913) for the three and six months ended June 30, 2002, respectively, and $4,000 for the three months ended June 30, 2001. The $4,000 charge represents our initial measurement of the anticipated settlement pursuant to an MOU as described in “Part II. Item 1. Legal Proceedings”. The credits represent non-cash valuation adjustments for the change in value of the 6,495,844 shares of common stock that are expected to be distributed upon the approval of such MOU. We will adjust this liability in subsequent quarters based on changes in our stock price until such time as the District Court approves the final distribution of the shares.

Net Interest Expense

Net interest expense was $331 and $237 for the three and six months ended June 30, 2002, respectively, and $30,407 and $56,019 for the three and six months ended June 30, 2001, respectively. Net interest expense during the three and six months ended June 30, 2002 consisted principally of interest expense on our long-term debt, less interest income earned on our cash, cash equivalent and short-term investment balances. Net interest expense during the three and six months ended June 30, 2001 consisted primarily of interest expense on our senior notes, which were extinguished in December 2001, and capital lease obligations, less interest income on our cash, cash equivalent and short-term investment balances. As a result of this debt extinguishment, our interest expense during the three and six months ended June 30, 2002 related principally to our note payable to SBC described below.

Upon our emergence from Chapter 11 bankruptcy on December 20, 2001, a series of new agreements with SBC became effective. One such agreement involves a term note payable that is collateralized by substantially all of our domestic assets. This note accrues interest at 11.0%, which is payable quarterly beginning in December 2003. The entire unpaid principal balance is payable in December 2005. However, we have the right to prepay the principal amount of the note, in whole or in part, at any time without penalty.

We expect future interest expense to be limited principally to interest on our 11.0% note payable to SBC. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

Investment Gains and Losses

We recorded a net loss on investments for the three months ended June 30, 2002 of $1,208. This included a net realized loss on the sale of certain investments in unconsolidated affiliates of $996 and our equity in the losses of unconsolidated affiliates of $212. For the six months ended June 30, 2002, we recorded a net loss on investments of $1,256. This included a net realized loss on the sale of certain investments in unconsolidated affiliates of $636, our equity in the losses of unconsolidated affiliates of $603 and a net realized loss on short-term investments of $17.

We recorded a net loss on investments for the three months ended June 30, 2001 of $3,729. This included a net realized loss on short-term investments of $460, a net gain on the sale of certain investments in unconsolidated affiliates of $178 and our equity in the losses of unconsolidated affiliates of $3,447. For the six months ended June 30, 2001, we recorded a net loss on investments of $1,911. This included a realized gain on short-term investments of $5,837, a net gain on the sale of certain investments in unconsolidated affiliates of $178, our equity in the losses of unconsolidated affiliates of $6,615 and the recognition of other than temporary losses on short-term investments of $1,311.

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

•
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

•
We have concentrations of credit risk with several customers, certain of which were experiencing financial difficulties as of June 30, 2002 and 2001 and were not current in their payments for our services as of those dates. Accordingly, we recognize revenues from certain of these financially distressed customers in the period in which cash is received, after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with certain of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. We maintain an allowance, through charges to revenues, based on our estimate of the ultimate resolution of these disputes.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•
We implemented significant reorganization and restructuring plans in 2001 and 2000. In this regard, we consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. However, as of June 30, 2002, we had certain claims relating to our Chapter 11 bankruptcy proceedings that were unresolved. Therefore, it is reasonably possible that such unresolved bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our condensed consolidated balance sheet as of June 30, 2002. In addition, we tentatively settled certain securities litigation in connection with our emergence from Chapter 11 bankruptcy in 2001. However, the final settlement of such litigation is still subject to court approval.

•
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

•
We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business, including disputes with a number of telecommunications companies related to the balances we owe them for collocation and network service fees. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new developments or changes in settlement strategies, the effects of which could be material to our consolidated financial position and results of operations.

•
We are currently analyzing the applicability of certain transaction-based taxes to sales of our products and services. This analysis includes discussions with authorities of jurisdictions in which we do business to determine the extent of our transaction-based tax liabilities. We believe that such negotiations will be concluded without a material adverse effect on our consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•
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

Recent Accounting Pronouncements

On January 1, 2001, we adopted statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on our condensed consolidated financial statements.

On January 1, 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangibles Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The adoption of SFAS Nos. 141 and 142 had no effect on our condensed consolidated financial statements.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt SFAS No. 143 on January 1, 2003, and we do not believe the adoption of SFAS No. 143 will have a material effect on our consolidated financial statements.

On January 1, 2002, we adopted the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 had no effect on our condensed consolidated financial statements.

On January 1, 2002, we adopted the FASB’s Emerging Issues Task Force (“EITF”) guidance regarding the provision in EITF Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer,” dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor’s products or services is presumed to be a reduction of the selling price of the vendor’s products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on our condensed consolidated financial statements.

Liquidity and Capital Resources

Our operations have required substantial capital investment for the procurement, design and construction of our central office spaces, the design, creation, implementation and maintenance of our operational support system, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were $4,504 and $9,228 for the three and six months ending June 30, 2002, respectively. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively flat in future periods while capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add.

From our inception through June 30, 2002, we financed our operations primarily through private placements of $220,600 of equity securities, $1,282,000 in net proceeds raised from the issuance of notes (including our recent agreement with SBC for a $50,000 note payable), a $75,000 collateralized deposit and $719,000 in net proceeds raised from public equity offerings. As of June 30, 2002, we had an accumulated deficit of $1,442,140, and unrestricted cash, cash equivalents, and short-term investments of $239,176. In addition, we had stockholders’ equity as of June 30, 2002 of $167,258.

Net cash used in our operating activities was $53,981 for the six months ending June 30, 2002. The net cash used in our operating activities during this period was primarily due to the net loss of $97,632, a decrease in accounts payable of $6,680 and a reduction of non-cash litigation-related expenses of $10,913, offset by depreciation and amortization charges of $66,674.

Net cash used in our investing activities was $86,676 for the six months ending June 30, 2002. The net cash used in our investing activities during this period was primarily due to purchases of short-term investments of $154,411, and purchases of property and equipment of $7,931, offset by maturities of short-term investments of $19,988, sales of short-term investments of $40,000 and proceeds from sales of property and equipment of $13,451.

Net cash provided by our financing activities was $1,389 for the six months ending June 30, 2002. The net cash provided by our financing activities during this period was due to proceeds from common stock issuances of $1,400, offset by principal payments under our capital lease obligations of $11.

As of June 30, 2002, we had $68,542 in unrestricted cash and cash equivalents and $170,634 in unrestricted short-term investments. We expect to experience negative cash flow from operating and investing activities at least into the second half of 2003 due to continued development, commercial deployment and addition of new end-users to our networks. We may also make investments in and acquisitions of businesses that are complementary to ours to support the growth of our business. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

•	the rate at which customers and end-users purchase and pay for our services and the pricing of such services;

•	the financial condition of our customers;

•	the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	the rate at which we invest in engineering, development and intellectual property with respect to existing and future technology;

•	the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending litigation;

•	regulatory developments;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	the number of regions entered, the timing of entry and services offered.

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

Our contractual debt and lease obligations as of December 31, 2001 for the next five fiscal years, and thereafter, were as follows:

	2002	2003-2004	2005-2006	Thereafter	Total
Note payable to SBC	$—	$—	$50,000	$—	$50,000
Capital leases	11	—	—	—	11
Office leases	5,540	9,226	5,742	1,829	22,337
Other operating leases	2,371	1,575	5	—	3,951

	$7,922	$10,801	$55,747	$1,829	$76,299

Our business plan includes certain discretionary spending that is predicated on certain revenue growth assumptions. If necessary, we will curtail this discretionary spending so that we can continue as a going concern at least through January 1, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. Additionally, based on the advice of our legal counsel, we believe it is more likely than not that certain securities litigation described in Note 6 to our June 30, 2002 condensed consolidated financial statements will ultimately be settled in accordance with the terms of the MOU dated August 10, 2001 executed by us and the plaintiffs in such securities litigation. Therefore, we do not believe that the ultimate settlement of this securities litigation will have a material adverse effect on our ability to continue as a going concern at least through January 1, 2003. However, in the event (1) the MOU is not ultimately approved by the United States District Court and/or (2) the settlement of the aforementioned securities litigation ultimately requires us to disburse additional cash, we will reduce discretionary spending so that we can continue as a going concern at least through January 1, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. We do not believe the curtailment of our discretionary spending, if necessary, will have a material adverse effect on the overall execution of our business plan.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures to reach cash flow positive operations, which we currently anticipate will be in the second half of 2003. An adverse business, legal, regulatory or legislative development may require us to raise additional financing or to change our business plans. We also recognize that we may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition which could require a restructuring, sale or liquidation of our company.

Risk Factors

The following is a summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to “Part I. Item 1. Business—Risk Factors,” found in our 2001 Annual Report on Form 10-K, filed with the SEC on March 29, 2002.

•	We may not be able to expand as quickly as we need to achieve profitability.

•	We are dependent on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

•	We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

•	The markets we face are highly competitive and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

•	Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes.

•	We may lose the ability to purchase line-shared services from the traditional telephone companies.

•
We may be unable to obtain access on acceptable terms to remote terminals and other facilities that provide services to end users who are not served by a standard copper phone line from a central office where we can obtain collocation space.

•	Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

•	Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

•	Challenges in obtaining space for our equipment on premises owned by the traditional local telephone companies harms our business.

•	We cannot predict whether we will be successful because our business strategy is largely unproven.

•	Our business is difficult to evaluate because we have a limited operating history.

•	We have a history of losses and expect losses in the future.

•	We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations.

•	Our business may suffer unless financial market conditions improve.

•	The financial uncertainty of the competitive telecommunications industry may continue to cause us to lose orders.

•	We may need to raise additional capital under difficult financial market conditions in order to maintain our operations.

•	Our internal controls need to be improved.

•	We have experienced increased cancellations and disconnections.

•	We rely upon distributions from our subsidiaries to service our indebtedness and our indebtedness is effectively subordinated to the indebtedness of our subsidiaries.

•	We were delisted from the Nasdaq National Market and this limits the public market for our common stock.

•	The price of our common stock may fluctuate significantly, which may result in losses for investors.

•	Future sales or issuances of our common stock may depress our stock price.

•
Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indebtedness, our Stockholder Protection Rights Plan and our severance arrangements could prevent a change in our control.

•	Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts and investors.

•	Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations.

•	We depend on a limited number of third parties for equipment supply, service and installation.

•	We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

•	The broadband communications industry is undergoing rapid technological changes and new technologies may be superior to the technology we use.

•	A system failure could delay or interrupt service to our customers.

•	A breach of network security could delay or interrupt service to our customers.

•	Interference in the traditional telephone companies’ copper plant could degrade the performance of our services.

•	Our intellectual property protection may be inadequate to protect our proprietary rights.

•	We must comply with federal, state and local tax and other surcharges on our service, the levels of which are uncertain.

Forward-Looking Statements

We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Expected or projected future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” “is likely,” “is probable,” “is possible,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of facts, events or strategies that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	expectations regarding our ability to become cash-flow positive;

•	expectations regarding the extent to which customers roll out our service;

•	expectations regarding our relationships with our strategic partners and other potential third parties;

•	expectations as to pricing for our services in the future;

•	expectations as to the impact of our service offerings on our margins;

•	the possibility that we may obtain significantly increased sales volumes;

•	the impact of advertising on brand recognition and operating results;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•
estimates and expectations of future operating results, including expectations regarding when we anticipate operating on a cash flow positive basis, the adequacy of our cash reserves, our monthly burn rate and the number of installed lines;

•	expectations regarding the time frames, rates, terms and conditions for utilizing “line sharing”;

•	plans to develop and commercialize value-added services;

•	our anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	expectations regarding the development and commencement of our voice services;

•	our plans to expand our existing networks or to commence service in new metropolitan statistical areas;

•	estimates regarding the timing of launching our service in new metropolitan statistical areas;

•	the effect of regulatory reform and litigation;

•	the effect of litigation currently pending; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.

These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that expected or projected future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

•	collect receivables from customers;

•	purchase line-shared services from the traditional telephone companies;

•	retain end-users that are serviced by delinquent customers;

•	successfully market our services to current and new customers;

•	generate customer demand for our services;

•	defend our company against litigation;

•	increase the contribution from our direct channel;

•	reduce our operating costs and overhead in light of the financial circumstances of many of our customers while continuing to provide good customer service;

•	continue to increase the number of business-grade lines;

•	achieve favorable pricing for our services;

•	respond to increasing competition;

•	manage growth of our operations; and

•
access regions and negotiate suitable interconnection agreements with the traditional telephone companies, all in a timely manner, at reasonable costs and on satisfactory terms and conditions consistent with regulatory, legislative and judicial developments.

All written and oral forward-looking statements made in connection with this report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in this document and in our Annual Report on Form 10-K for the year ended December 31, 2001. We disclaim any obligation to update information contained in any forward-looking statement.

Item 3.    Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of June 30, 2002 is fixed-rate debt.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On May 24, 2002, the United States Court of Appeals for the District of Columbia remanded the Federal Communications Commission’s (“FCC”) decision granting us the ability to purchase line-shared services from the traditional telephone companies. The Court of Appeals remanded the matter to the FCC and it is unclear when and if the FCC will issue a new order concerning line-sharing. The FCC has requested a rehearing from the Court of Appeals and this request is still pending. We believe that we have a continued right to line-sharing under our interconnection agreements with the traditional telephone companies, but those agreements do allow the traditional telephone companies to renegotiate their terms based on a change in law. If the traditional telephone companies invoke this change-in-law provision, or if the FCC does not issue a new order allowing us to purchase line-shared services, it is possible that the traditional telephone companies could either refuse to sell us such services or could substantially increase the cost of line-shared services, either of which would have a material adverse effect on our business and could even result in a liquidation or sale of our business. The court also reversed and remanded the list of unbundled network elements that had been developed by the FCC. The FCC is in the process of reviewing the list of unbundled network elements, which include the transmission facilities and telephone lines that we purchase from the traditional telephone companies in order to provide our services to our customers. If the FCC removes any of our existing transmission facilities or telephone lines from the previous list of unbundled network elements, the traditional telephone companies could either increase the cost of obtaining such transmission facilities and telephone lines or deny us access entirely, which would adversely affect our business.

On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming our pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Plan was consummated and we emerged from bankruptcy. Under our Plan, we settled several claims against us. These claims include:

•
The class action lawsuits filed in the United States District Court for the Northern District of California, provided that this settlement will not be final unless it is approved by that court. This settlement is described in more detail below.

•	The lawsuits filed in the Superior Court of the State of California for the County of Santa Clara by six purchasers of the convertible notes that we issued in September 2000.

•	Disputed claims made by former shareholders of Laser Link.net.

•	Disputed claims made by GE Capital and its subsidiary, Heller Financial Group.

As of June 30, 2002, there were approximately $11,571 in unresolved claims related to our Chapter 11 bankruptcy proceedings. As of June 30, 2002, we have recorded $8,733 for these unresolved claims in our condensed consolidated balance sheet. However, it is reasonably possible that our unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in our condensed consolidated balance sheet.

Purchasers of our common stock and purchasers of the convertible notes we issued in September 2000 have filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against us and certain of our present and former officers and directors. These complaints were filed in the United States District Court for the Northern District of California (“District Court”) in the fourth quarter of 2000. The complaints have been consolidated and the lead plaintiff has filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired our securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. We and the officer and director defendants entered into a memorandum of understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which we, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of our bankruptcy plan if it provided for the distribution of $16,500 in cash to be funded by our insurance carriers and 6,495,844 shares of our common stock. The plaintiffs voted in favor of the Plan. The settlement provided for in the MOU is subject to the approval of the District Court. The 6,495,844 shares issuable to the plaintiffs upon such approval by the District Court were issued on the Effective Date of the bankruptcy and are being held by us in escrow, pending approval by the District Court. We believe we have strong defenses to the claims alleged in the lawsuit and intend to contest the lawsuit vigorously if the District Court does not approve the final settlement. Because this action is at an early stage, however, we are unable to provide you with an evaluation of the ultimate outcome of the litigation if the court does not approve the final settlement agreement. However, we believe it is more likely than not that this settlement will be completed. We do not expect this process to be completed for several months.

In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. We also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing claims in this lawsuit that are similar to our claims against Verizon. Both courts dismissed some of our claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed our remaining claims on other grounds. We voluntarily dismissed our remaining claims in the BellSouth case so we could pursue certain issues on appeal. We have appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. While we believe our position should prevail, we cannot predict the outcome of these matters.

On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. It claims that we falsified trouble ticket reports with respect to the phone lines that we ordered and made false statements to the public and governmental authorities critical of Verizon, and seeks unspecified monetary damages (characterized as being in the “millions”) and injunctive relief. The initial complaint asserted causes of action for negligent and intentional misrepresentation and violations of the Lanham Act. Verizon has amended its claim to eliminate the Lanham Act claim and has added a claim under California’s unfair competition statute. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.

Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against us and several former and current officers and directors in addition to some of the underwriters in our stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. The plaintiffs claim that we failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. We believe we have strong defenses to these lawsuits and we intend to contest them vigorously. However, because these lawsuits are at an early stage, we are unable to provide an evaluation of the ultimate outcome of the litigation.

A manufacturer of telecommunications hardware named “COVID” has filed an opposition to our trademark application for the mark “COVAD and design” and is seeking to cancel our registration of the COVAD trademark. We do not believe that this opposition has merit, but trademark proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the “COVAD” name. COVID has also filed a complaint in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. COVID is seeking an injunction to stop us from using the COVAD trademark, as well as an award of monetary damages. We do not believe that these claims have any merit, but the outcome of litigation is unpredictable and we cannot guarantee that we will prevail.

We are also a party to a variety of legal proceedings as either plaintiff or defendant, or are engaged in business disputes that arise in the ordinary course of business. We do not believe the ultimate outcome of these matters will have a material impact on our consolidated financial position and results of operations.

Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We are not currently engaged in any other legal proceedings that we believe could have a material adverse effect on our business, prospects, operating results and financial condition. We are, however, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general, and our interconnection agreements in particular. In some cases, we may be deemed to be bound by or we may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm our business.

In addition, we are engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with several traditional telephone companies. These negotiations, arbitrations and proceedings concern the traditional telephone companies’ denial of physical central office space to us in certain central offices, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that this litigation will result in material liability to us and the potential gains are not quantifiable at this time. However, an unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on our consolidated financial position and results of operations if we are denied or charged higher rates for transmission lines or central office spaces.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits:

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

Date: August 8, 2002	By:	/s/ CHARLES E. HOFFMAN
Charles E. Hoffman President, Chief Executive Officer and Director

Date: August 8, 2002	By:	/s/ MARK RICHMAN
Mark Richman Executive Vice President and Chief Financial Officer