Form 10-Q
period 2002-09-30
COVAD COMMUNICATIONS GROUP INC
filed 2002-11-07
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      As of November 4, 2002 there were 222,999,936 shares outstanding of the Registrant’s Common Stock, including Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.

FORM 10-Q

i

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note 1)

	(Amounts in thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,120	$207,810
Short-term investments	179,087	76,053
Restricted cash and investments	500	9,203
Accounts receivable, net of allowances of $6,093 at September 30, 2002 ($8,483 at December 31, 2001)	32,392	23,245
Unbilled revenue	3,934	4,964
Other receivables	1,560	3,885
Inventories	5,068	7,249
Prepaid expenses and other current assets	12,367	6,689

Total current assets	284,028	339,098
Property and equipment, net	119,654	215,804
Collocation fees, net	45,787	53,464
Investments in unconsolidated affiliates	1,516	4,874
Deferred costs of service activation	44,635	57,962
Deferred customer incentive	3,730	—
Other long-term assets	3,461	3,966

Total assets	$502,811	$675,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,302	$15,842
Accrued compensation	14,910	16,268
Current portion of capital lease obligations	—	11
Accrued collocation and network service fees	32,603	40,839
Accrued transaction-based taxes	37,384	31,263
Accrued interest	4,308	183
Accrued market development funds and customer incentives	5,550	1,733
Unresolved claims related to bankruptcy proceedings	9,997	22,200
Other accrued liabilities	10,452	8,103

Total current liabilities	128,506	136,442
Long-term debt	50,000	50,000
Collateralized customer deposit	70,080	75,000
Deferred gain resulting from deconsolidation of subsidiary	55,200	55,200
Unearned revenues	79,185	98,697

Total liabilities	382,971	415,339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2002 and December 31, 2001.	—	—
Common Stock, $0.001 par value; 590,000,000 shares authorized; 220,499,687 shares issued and outstanding at September 30, 2002 (216,542,210 shares issued and outstanding at December 31, 2001)	220	216
Additional paid-in capital	1,614,422	1,606,737
Deferred stock-based compensation	(203)	(257)
Accumulated other comprehensive loss	(752)	(2,359)
Accumulated deficit	(1,493,847)	(1,344,508)

Total stockholders’ equity	119,840	259,829

Total liabilities and stockholders’ equity	$502,811	$675,168

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands, except share and per share amounts)
	(Unaudited)
Revenues, net	$96,206	$84,784	$295,605	$243,128
Operating expenses:
Network and product costs	68,112	103,290	231,576	359,896
Sales, marketing, general and administrative	42,607	46,601	116,636	168,696
Provision for bad debts (bad debt recoveries), net	(1,731)	3,572	312	523
Depreciation and amortization of property and equipment	33,498	36,092	92,882	103,796
Amortization of collocation fees	3,700	1,763	10,990	9,333
Provision for restructuring expenses	–	(130)	–	17,617
Provision for long-lived asset impairment	–	(241)	–	1,989
Litigation-related expenses	1,884	1,907	(9,029)	5,907

Total operating expenses	148,070	192,854	443,367	667,757

Loss from operations	(51,864)	(108,070)	(147,762)	(424,629)
Other income (expense):
Interest income	1,559	5,063	4,072	23,290
Realized gain (loss) on short-term investments	–	75	(17)	5,912
Other than temporary losses on short-term investments	–	–	–	(1,311)
Provision for impairment of investments in unconsolidated affiliates	–	(9,467)	–	(9,467)
Equity in losses of unconsolidated affiliates	(101)	(5,011)	(704)	(11,626)
Gain (loss) on disposal of investments in unconsolidated affiliates	–	–	(636)	178
Interest expense (contractual interest expense was $36,169 and $110,415 for the three and nine months ended September 30, 2001, respectively)	(1,375)	(18,345)	(4,125)	(92,591)
Miscellaneous income (expense), net	74	(98)	(167)	394
Reorganization expenses, net	–	(3,896)	–	(3,896)

Other income (expense), net	157	(31,679)	(1,577)	(89,117)

Net loss	$(51,707)	$(139,749)	$(149,339)	$(513,746)

Basic and diluted net loss per share	$(0.23)	$(0.79)	$(0.68)	$(2.94)

Weighted average number of common shares used in computing basic and diluted net loss per share	220,432,609	176,829,127	218,901,267	174,507,085

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

	(Amounts in thousands)

	(Unaudited)
Operating Activities:
Net loss	$(149,339)	$(513,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts, net	312	523
Depreciation and amortization	103,872	113,129
Loss on disposition of property and equipment	332	382
Provision for restructuring expenses	—	17,617
Provision for long-lived asset impairment	—	1,989
Non-cash litigation-related expenses	(9,029)	3,140
Amortization of deferred stock-based compensation	227	1,431
Other stock-based compensation	282	4
Amortization (accretion) of interest on investments, net	(92)	(6,837)
Realized loss (gain) on short-term investments	17	(5,912)
Other than temporary losses on short-term investments	—	1,311
Equity in losses of unconsolidated affiliates	704	11,626
Provision for impairment of investment in unconsolidated affiliates	—	9,467
(Gain) loss on disposal of investments in unconsolidated affiliates	636	(178)
Accretion of debt discount and amortization of deferred debt issuance costs	—	20,845
Net changes in operating assets and liabilities:
Restricted cash	8,703	13,206
Accounts receivable	(9,459)	(6,968)
Unbilled revenue	1,030	756
Inventories	2,181	5,488
Prepaid expenses and other current assets	(3,191)	1,473
Deferred costs of service activation	13,327	(9,038)
Accounts payable	(2,540)	(45,024)
Unresolved claims related to bankruptcy proceedings	(2,913)	—
Prepetition accounts payable and accrued liabilities subject to compromise	—	(7,621)
Postpetition accounts payable and accrued liabilities	—	14,670
Collateralized customer deposit	(4,920)	—
Other current liabilities	8,417	(14,611)
Unearned revenues	(19,109)	(13,845)

Net cash used in operating activities	(60,552)	(406,723)
Investing Activities:
Cash relinquished as a result of deconsolidating a subsidiary	—	(1,599)
Purchases of short-term investments	(213,681)	(561,986)
Maturities of short-term investments	70,988	487,508
Sales of short-term investments	40,000	335,376
Purchase of restricted investments in connection with bankruptcy proceedings	—	(257,202)
Redemption of restricted investments in connection with bankruptcy proceedings	—	—
Redemption of other restricted investments	—	13,437
Purchases of property and equipment	(12,323)	(16,685)
Proceeds from sales of property and equipment	13,451	1,483
Recovery of internal use software costs	458	2,000
Payment of collocation fees	(1,963)	(4,233)
Proceeds from sales of investments in unconsolidated affiliates	3,360	1,223

Net cash used in investing activities	(99,710)	(678)
Financing Activities:
Principal payments on long-term debt	—	(8,394)
Principal payments under capital lease obligations	(11)	(1,086)
Proceeds from common stock issuance	1,583	3,924
Repurchase of restricted stock	—	(172)

Net cash provided by (used in) financing activities	1,572	(5,728)

Net decrease in cash and cash equivalents	(158,690)	(413,129)
Cash and cash equivalents at beginning of period	207,810	558,440

Cash and cash equivalents at end of period	$49,120	$145,311

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$—	$66,542

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001
(All dollar amounts are presented in thousands, except share and per share amounts)
(Unaudited)

1.     Basis of Presentation and Summary of Significant Accounting Policies

      The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. (“Covad”) and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

      The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      The Company’s business plan includes certain discretionary spending in 2002 that is predicated on certain revenue growth assumptions. If necessary, the Company will curtail this discretionary spending so that it can continue as a going concern at least through January 1, 2003 using only its unrestricted cash, cash equivalents and short-term investment balances in existence as of December 31, 2001. Additionally, based on the advice of legal counsel, the Company believes it is more likely than not that certain securities litigation described in Note 8 will ultimately be settled in accordance with the terms of the memorandum of understanding (“MOU”) dated August 10, 2001 executed by the Company and the plaintiffs in such securities litigation. Therefore, the Company does not believe that the ultimate settlement of this securities litigation will have a material adverse effect on its ability to continue as a going concern at least through January 1, 2003. However, in the event (i) the MOU is not ultimately approved by the United States District Court and/or (ii) the settlement of the aforementioned securities litigation ultimately requires the Company to disburse additional cash, the Company will reduce other discretionary spending so that it can continue as a going concern at least through January 1, 2003 using only its unrestricted cash, cash equivalents and short-term investment balances in existence as of December 31, 2001. The Company does not believe any such curtailment of its discretionary spending, if necessary, will have a material adverse effect on the overall execution of its business plan.

      The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      All information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) reorganization and restructuring liabilities, (iv) useful life assignments and impairment evaluations associated with property and equipment and collocation fees, (v) anticipated

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outcomes of legal proceedings and other disputes, (vi) transaction-based tax liabilities and (vii) valuation allowances associated with deferred tax assets.

Long-Lived Assets

      As of December 31, 2001, the Company’s estimated annual amortization expenses associated with collocation fees for the next five years were as follows:

2002	$13,177
2003	$13,177
2004	$13,177
2005	$13,177
2006	$756

      Effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding building and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased the Company’s net loss by $2,900 ($0.02 per share) and $9,200 ($0.05 per share) for the three and nine months ended September 30, 2001, respectively.

      As part of the continuing evaluation of the Company’s network assets during the three months ended September 30, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of additional expenses. Such matters were related to (i) changes in the Company’s network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment and (ii) the capitalization of certain network and product costs that should have been charged to operating expenses. Accordingly, for the three months ended September 30, 2002, the Company has recorded (i) additional depreciation expense of $9,584 and (ii) additional network and product costs of $1,215. The Company does not believe these amounts are material to the periods in which they should have been recorded, nor does it expect that the expenses will be material to its consolidated operating results for the year ending December 31, 2002. However, if these adjustments are ultimately deemed to be material to the Company’s consolidated operating results for the year ending December 31, 2002, the Company will need to restate prior financial reporting periods, including the current period. The impact on prior financial reporting periods would be as follows: net loss for the three months ended June 30, 2002 would be increased by $1,292 ($0.01 per share), net loss for the three months ended March 31, 2002 would be increased by $1,099 ($0.01 per share), net income for the year ended December 31, 2001 would be decreased by $8,057 ($0.04 per share) and net loss for the year ended December 31, 2000 would be increased by $351 ($0.00 per share).

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed exercise of outstanding stock options and warrants and (iii) the assumed conversion of convertible debt instruments is not dilutive.

      The following table presents the calculation of weighted average common shares used in the computations of basic and diluted net loss per share presented in the accompanying condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted-average number of shares of common stock outstanding	220,433,234	177,653,940	218,910,100	175,585,866
Less weighted average number of shares of common stock subject to repurchase	625	824,813	8,833	1,078,781

Weighted average number of common shares used in computing basic and diluted net loss per share	220,432,609	176,829,127	218,901,267	174,507,085

Comprehensive Loss

      Significant components of the Company’s comprehensive loss are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

	Cumulative Amounts	2002	2001	2002	2001

Net loss	$(1,493,847)	$(51,707)	$(139,749)	$(149,339)	$(513,746)
Unrealized gains (losses) on available-for-sale securities	210	78	(675)	265	(2,132)
Foreign currency translation adjustment	(962)	—	(32)	1,342	(706)

Comprehensive loss	$(1,494,599)	$(51,629)	$(140,456)	$(147,732)	$(516,584)

Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. The Company will adopt SFAS No. 146 on January 1, 2003 and does not believe that the adoption of SFAS No. 146 will have a material effect on its consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145, which is effective in periods beginning after May 15, 2002, requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. The Company is required to adopt the provisions of SFAS No. 145 on January 1, 2003 and does not believe that the adoption of SFAS No. 145 will have a material effect on its consolidated financial statements.

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

      On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. The adoption of SFAS Nos. 141 and 142 had no effect on the Company’s condensed consolidated financial statements.

      On January 1, 2002, the Company adopted EITF guidance regarding the provision in EITF Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer,” dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor’s products or services is presumed to be a reduction of the selling price of the vendor’s products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on the Company’s condensed consolidated financial statements.

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

      On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company’s condensed consolidated financial statements.

Reclassifications

      Certain balances in the Company’s 2001 condensed consolidated financial statements have been reclassified to conform to the presentation in 2002.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Revenue Recognition and Change in Accounting Principle

      Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility of the sales price is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheet caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund charges billed to customers aggregating $1,861 and $7,757 for the three and nine months ended September 30, 2002, respectively, and $2,967 and $10,094 for the three and nine months ended September 30, 2001, respectively.

      The Company has over 140 wholesale customers. However, for the three and nine months ended September 30, 2002, the Company’s 30 largest wholesale customers collectively comprised 93.6% and 93.4%, respectively, of its total wholesale revenues and 80.1% and 80.3%, respectively, of its total revenues. As of September 30, 2002, receivables from these customers collectively comprised 81.9% of the Company’s gross accounts receivable balance. For the three and nine months ended September 30, 2001, the Company’s 30 largest wholesale customers collectively comprised 90.6% and 82.6%, respectively, of its total wholesale revenues and 81.0% and 74.1%, respectively, of its total revenues. As of September 30, 2001, receivables from these customers collectively comprised 86.2% of the Company’s gross accounts receivable balance.

      For the three months ended September 30, 2002, two wholesale customers (Earthlink, Inc. and AT&T Internet Services) individually accounted for 20.7% and 10.0%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2002, these wholesale customers individually accounted for 20.5% and 9.2%, respectively, of the Company’s total revenues. As of September 30, 2002, receivables from these wholesale customers individually accounted for 39.3% and 8.2%, respectively, of the Company’s gross accounts receivable balance.

      For the three months ended September 30, 2001, two wholesale customers (Earthlink, Inc. and XO Communications) individually accounted for 17.8% and 10.9%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2001, these wholesale customers individually accounted for 16.8% and 10.8%, respectively, of the Company’s total revenues. As of September 30, 2001, receivables from these wholesale customers comprised 16.9% and 16.5%, respectively, of the Company’s gross accounts receivable balance.

      Some of the Company’s Internet service provider (“ISP”) and telecommunications carrier customers are experiencing financial difficulties. During the three and nine months ended September 30, 2002 and 2001, certain of these financially distressed customers either (i) were not current in their payments for the Company’s services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) its ability to retain some or all of the payments received from the customers who have filed for bankruptcy protection was not reasonably assured. Revenue related to customers that do not demonstrate the ability to pay for services in a timely manner, but who have not filed for bankruptcy protection, is recognized when cash for those services is received, after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheet caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured. During the three months ended March 31, 2002, as a result of developments in the bankruptcy proceedings of certain of the Company’s customers, the Company determined that its ability to retain certain payments received from these bankrupt customers prior to January 1, 2002 was now reasonably assured. Accordingly, during the three months ended March 31, 2002, the Company

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized revenues that were deferred as of December 31, 2001 aggregating $3,307 (none during the three months ended June 30, 2002). During the three months ended September 30, 2002, due to developments in the bankruptcy proceeding of another customer, the Company determined that its ability to retain certain payments received from this bankrupt customer prior to January 1, 2002 was now reasonably assured. Accordingly, the Company recognized revenues of $1,120 that were deferred as of December 31, 2001.

      A number of the Company’s customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 18.9% and 19.6% of the Company’s total revenues for the three and nine months ended September 30, 2002, respectively, and 17.7% and 20.4% of its total revenues for the three and nine months ended September 30, 2001, respectively. Although WorldCom, a wholesale customer of the Company, filed for bankruptcy protection in July 2002, the Company continued to recognize revenues from WorldCom on an accrual basis based on the revenue recognition criteria described above. Consequently, the disclosures in the following paragraph exclude amounts pertaining to WorldCom because this customer is not presently classified as financially distressed by the Company. The Company continues to attempt to migrate end users from certain of these financially distressed customers to the extent it is legally and operationally feasible.

      The Company issued billings to its financially distressed customers, including those that have filed for bankruptcy protection (excluding WorldCom, as noted above), aggregating $7,447 and $39,779 during the three and nine months ended September 30, 2002, respectively, that were not recognized as revenues or accounts receivable in the condensed consolidated financial statements, as compared to the corresponding amounts of $15,317 and $52,636 for the three and nine months ended September 30, 2001, respectively. However, the Company ultimately recognized revenues from certain of these financially distressed customers on a cash basis (as described above) aggregating $12,077 and $43,446 during the three and nine months ended September 30, 2002, respectively, and $5,839 and $15,715 during the three and nine months ended September 30, 2001, respectively, some of which related to services provided in prior periods. The Company had contractual receivables from its financially distressed customers, including receivables of $6,026 from customers that have filed for bankruptcy protection (excluding WorldCom, as noted above), totaling $6,250 as of September 30, 2002 that are not reflected in the accompanying condensed consolidated balance sheet as of such date.

      The Company has obtained information indicating that some of its customers, including WorldCom, who (i) were essentially current in their payments for the Company’s services prior to September 30, 2002, and (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable by the Company as of September 30, 2002, may become financially distressed. Revenues from these customers accounted for approximately 25.6% and 25.1% of the Company’s total revenues for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, receivables from these customers comprised 28.6% of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to September 30, 2002, revenue from these customers will be recognized on a cash basis as described above.

      The Company has obtained persuasive evidence indicating that the financial condition of one of its customers, which was designated as financially distressed in 2000, improved significantly during the three months ended June 30, 2002, principally as a result of a capital infusion during this period. Consequently, management concluded that collection of the Company’s billings to this customer was now reasonably assured. Therefore, the Company resumed recognition of revenues from this customer on an accrual basis during the second quarter of 2002, which resulted in the recognition of a receivable balance and revenues in the amount of approximately $1,542 as of and for the three months ended June 30, 2002 that relate to services rendered in periods ended prior to April 1, 2002. The Company collected such receivable balance in full during

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 2002. No similar amounts were recognized during the other periods reported in the accompanying condensed consolidated financial statements.

      The Company has billing disputes with certain of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. Accordingly, the Company maintains an allowance, through charges to revenues (which amounted to $540 and $2,130 during the three and nine months ended September 30, 2002, respectively, and $1,293 and $9,253 during the three and nine months ended September 30, 2001, respectively), based on its estimate of the ultimate resolution of these disputes.

      During the fourth quarter of 2000, retroactive to January 1, 2000, the Company changed its method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Previously, the Company had recognized up-front fees as revenues upon activation of service. Under the new accounting method, which was adopted retroactive to January 1, 2000, the Company now recognizes up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Also as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, the Company now treats the incremental direct costs of service activation (which consist principally of customer premise equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to network and product costs using the straight-line method over 24 months. The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which was included in net loss for the year ended December 31, 2000. For the three and nine months ended September 30, 2001, the Company recognized $2,697 and $10,640, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000 (none during the three or nine months ended September 30, 2002). The effect of that revenue during the three and nine months ended September 30, 2001 was to reduce net loss by $688 and $2,777, respectively.

3.	Customer Warrants

      On September 4, 2002, in conjunction with the execution of a five-year Broadband Internet Access Service Agreement (the “Broadband Agreement”) with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase an aggregate of 3,500,000 shares of its common stock at prices of $1.06, $3.00 and $5.00 per share. Such warrants were immediately exercisable, fully vested and non-forfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of approximately $3,800, which was determined using a Black-Scholes valuation model and the following assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive and will be recognized as a reduction of revenues on a straight-line basis over the five-year term of the Broadband Agreement because management believes that future revenues from AOL will exceed the fair value of the warrants described above. However, because the Broadband Agreement contains no minimum purchase commitment and is cancelable under certain circumstances by AOL, the Company will continue to monitor the recoverability of the deferred customer incentive balance described above in periods ending subsequent to September 30, 2002.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Asset Purchase

      On January 3, 2002, the Company purchased substantially all of the assets of InternetConnect, a related party, in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for these assets was $5,470 in cash, $235 of which had been deposited with InternetConnect’s agent prior to December 31, 2001. (Under the terms of the asset purchase agreement, the Company may be required to pay additional cash of up to $1,880, depending upon the outcome of a previous post-petition bankruptcy claim filed against InternetConnect by the Company, which is still pending before the court.) The Company did not assume any liabilities or obligations of InternetConnect or hire any of InternetConnect’s employees. In addition, the Company does not believe the assets acquired from InternetConnect constitute a self-sustaining business.

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

5.     Property Sale

      During the fourth quarter of 2001, the Company tentatively decided to sell land, a building and certain improvements located in Manassas, Virginia. This property was part of the Company’s wholesale segment. In March 2002, the Company entered into a non-binding letter of intent with a third party to sell such property for $14,000, which was subject to approval by the Company’s board of directors. In April 2002, the Company received the necessary approval from its board of directors to proceed with the sale of this property (at which time the Company suspended depreciation of the building and related improvements when such assets had an aggregate carrying value of $13,201). In June 2002, the Company completed the sale of this property and recognized a gain of $133 in the accompanying condensed consolidated statements of operations, which represents the net proceeds of $13,334 less the aggregate carrying value of the property as described above.

6.     Reorganization Under Bankruptcy Proceedings

      On August 15, 2001 (the “Petition Date”), Covad, excluding its operating subsidiaries, filed a voluntary petition (the “Petition”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) for the purpose of confirming its pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001 (the “Plan”), with the majority holders of its senior notes. The Petition was filed with the

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and was assigned Case No.01-10167 (JJF). As of the Petition Date, Covad commenced operating its business and managing its properties as a debtor-in-possession. On December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on December 20, 2001, the Plan was consummated and Covad emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of the Plan, including the unresolved claims described below.

      Condensed financial information of Covad as of and for the three and nine months ended September 30, 2001 is as follows:

CONDENSED BALANCE SHEET

As of September 30, 2001
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$28,000
Restricted cash and investments	270,600
Other receivables	700

Total current assets	299,300
Investments in and net advances to subsidiaries	454,100
Deferred debt issuance costs	33,300

Total assets	$786,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Prepetition liabilities subject to compromise, net of discount of $9,500	$1,410,000
Postpetition liabilities	14,700

Total current liabilities	1,424,700
Deferred gain resulting from deconsolidation of subsidiary	55,300

Total liabilities	1,480,000
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Common Stock, $0.001 par value; 590,000,000 shares authorized; 177,818,753 shares issued and outstanding	200
Common Stock — Class B, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Additional paid-in capital	1,512,200
Deferred stock-based compensation	(400)
Accumulated other comprehensive income (loss)	(2,300)
Accumulated deficit	(2,203,000)

Total stockholders’ deficit	(693,300)

Total liabilities and stockholders’ deficit	$786,700

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

For the Period Ended September 30, 2001
(Unaudited)

	Three Months	Nine Months

Other income (expense):
Interest income	$3,700	$20,500
Realized gain on short-term investments	—	6,100
Other than temporary losses on short-term investments	—	(1,300)
Other expenses	(200)	(500)
Equity in losses of subsidiaries	(121,000)	(442,000)
Interest expense (Contractual interest expense was $36,200 and $110,400 for the three and nine months ended September 30, 2001, respectively)	(18,300)	(92,600)
Reorganization expenses, net	(3,900)	(3,900)

Other income (expense), net	(139,700)	(513,700)

Net loss	$(139,700)	$(513,700)

Basic and diluted net loss per common share	$(0.79)	$(2.94)

Weighted average common shares used in computing basic and diluted per share amounts	176,829,127	174,507,085

CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2001
(Unaudited)

Operating Activities:
Net loss	$(513,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock-based compensation	1,400
Accretion of interest on investments	(6,500)
Accretion of debt discount and amortization of deferred debt issuance costs	21,000
Realized gain on short-term investments	(6,100)
Other than temporary losses on short-term investments	1,300
Equity in losses of subsidiaries	442,000
Net changes in operating assets and liabilities:
Prepetition accounts payable and accrued liabilities subject to compromise	(7,600)
Postpetition accounts payable and accrued liabilities	14,700
Other liabilities	(2,700)

Net cash used in operating activities	(56,200)
Investing Activities:
Purchase of short-term investments	(442,100)
Maturities of short-term investments	434,800

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of short-term investments	329,800
Purchase of restricted investments in connection with the bankruptcy proceeding	(257,200)
Advances to subsidiary and affiliated undertakings	(541,500)

Net cash used in investing activities	(476,200)
Financing Activities:
Proceeds from common stock issuance	3,900

Net cash provided by financing activities	3,900

Net decrease in cash and cash equivalents	(528,500)
Cash and cash equivalents at beginning of period	556,500

Cash and cash equivalents at end of period	$28,000

      Operating cash receipts and payments made by Covad resulting from the Plan are as follows for the period of August 15, 2001 through September 30, 2001:

Cash receipts:
Interest received	$600

Total cash receipts	$600

Cash disbursements:
Interest paid	$100

Total cash disbursements	$100

      As of September 30, 2001, the Plan had not been confirmed by the Bankruptcy Court. Accordingly, all unsecured, prepetition obligations that had not been approved for payment by the Bankruptcy Court were segregated in the Company’s condensed consolidated balance sheet as of September 30, 2001 as “Prepetition liabilities subject to compromise.”

      As of September 30, 2001, Covad’s prepetition liabilities subject to compromise consisted of the following:

Long-term debt (net of discount of $9,500)	$1,342,000
Accrued interest	40,900
Accrued market development funds and customer incentives	15,000
Unearned revenue and other	5,000
Accounts payable	1,300
Accrued collocation and network service fees	1,200
Other accrued liabilities	4,600

Total	$1,410,000

      As of September 30, 2001, since the Plan had not been confirmed and no claims had been allowed by the Bankruptcy Court, Covad’s prepetition liabilities subject to compromise were reported at their historical amounts in the Company’s condensed consolidated balance sheet as of September 30, 2001 in accordance with AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

      Furthermore, for financial reporting purposes, the Company was required to recognize interest expense during the Chapter 11 proceedings only to the extent that it would be paid during the proceedings or it was

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable that it would be an allowed claim. Accordingly, the Company did not recognize interest expense on its long-term obligations that were subject to compromise. For the three and nine months ended September 30, 2001, the Company’s reported interest expense was $18,300 and $92,600, respectively. For the three and nine months ended September 30, 2001, the Company’s contractual interest expense was $36,169 and $110,415, respectively.

      As of September 30, 2001, Covad’s postpetition liabilities consisted of the following:

Accrued collocation and network service fees	$5,000
Accounts payable	4,100
Other accrued liabilities	5,600

Total	$14,700

      All other liabilities reflected in the Company’s condensed consolidated balance sheet as of September 30, 2001 represent liabilities that were not subject to compromise as a result of the Plan.

      In accordance with SOP 90-7, expenses resulting from the restructuring are reported separately as reorganization items. For the three and nine months ended September 30, 2001, the Company recognized expenses directly associated with Covad’s Chapter 11 bankruptcy proceeding in the amount of $4,100 (none during the three and nine months ended September 30, 2002). These reorganization expenses consisted primarily of professional fees for legal and financial advisory services. In addition, for the three and nine months ended September 30, 2001, the Company recognized interest income in the amount of $204 on accumulated cash that Covad did not disburse as a result of its Chapter 11 reorganization proceedings (none during the three and nine months ended September 30, 2002). Such interest income has been offset against the aforementioned reorganization expenses in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2001.

      There were unresolved claims related to Covad’s Chapter 11 bankruptcy proceedings aggregating $31,608 and $10,959 as of December 31, 2001 and September 30, 2002, respectively. The Company has recorded these unresolved claims in its condensed consolidated balance sheets based on the amount of such claims allowed by the Bankruptcy Court (adjusted for changes in the value of the Company’s common stock after December 20, 2001), unless the Company has persuasive evidence indicating that a claim is duplicative with another allowed claim that was settled previously or is otherwise in error. In these cases, the unresolved claim does not meet the criteria for recognition in the Company’s condensed consolidated financial statements. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for “Unresolved claims related to bankruptcy proceedings” reflected in the accompanying condensed consolidated balance sheet as of September 30, 2002.

      As of December 31, 2001 and September 30, 2002, the Company (i) held $8,000 and $500, respectively, of cash in a reserve fund, classified as “Restricted cash and investments” in the accompanying condensed consolidated balance sheets, and (ii) had reserved 7,295,844 and 6,528,733 shares of common stock, respectively, pending the resolution of the aforementioned unresolved claims.

7.     Other Restructuring Activities

      BlueStar Communications Group, Inc. and its subsidiaries (collectively, “BlueStar”), which were acquired by the Company on September 22, 2000 in a transaction accounted for as a purchase, provided broadband communications and Internet services to small and medium sized businesses in smaller cities using a direct sales model. Continued losses at BlueStar, with no near term possibility of improvement, caused the Company’s board of directors to decide to cease the Company’s funding of BlueStar’s operations on June 22, 2001. Subsequently, on June 25, 2001, BlueStar terminated all of its 365 employees. However, 59 of

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BlueStar’s former employees were temporarily retained by the Company for varying periods through July 31, 2001 to assist with the migration of certain BlueStar end user lines to the Company’s network, as described below. In addition, the Company hired 69 of BlueStar’s former employees after June 25, 2001.

      On June 24, 2001, the Company and BlueStar entered into a Purchase Agreement (“PA”) under which the Company has purchased the right to offer service to BlueStar’s customers, subject to BlueStar’s right to seek higher offers. The Company paid approximately $2,000 in 2001 under the PA and has no additional liabilities under the PA as of September 30, 2002. To facilitate the migration of Bluestar’s customers, the Company and BlueStar entered into a Migration Agreement on July 12, 2001 that required the Company to pay certain amounts contemplated in the PA directly to certain former employees of BlueStar and certain BlueStar vendors, including the Assignee, as defined below. The Company made payments aggregating approximately $700 and $5,100 in connection with BlueStar’s cessation of operations during the three and nine months ended September 30, 2001, respectively. Of this aggregate amount, approximately $1,300 represented employee severance benefits, approximately $2,000 represented customer acquisition costs under the PA and approximately $1,800 represented legal and other professional fees relating to the liquidation of BlueStar, as described below. Such (i) severance benefits and professional fees and (ii) customer acquisition costs were charged to (i) restructuring expenses and (ii) network and product costs, respectively, in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2001.

      On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the State of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that was initially expected to be completed in the fourth quarter of 2002. However, the Assignee has informed the Company that it is still in the process of resolving some matters among BlueStar’s creditors and that the process may extend into the second half of 2003.

      An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar’s former assets are no longer controlled by BlueStar or the Company and cannot be used by either BlueStar’s or the Company’s board of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the discharging of its liabilities are currently under the sole control of the Assignee and the control of BlueStar’s assets no longer rests with the Company. Therefore, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of $55,200 in the Company’s condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001. Such deferred gain represents the difference between the carrying values of BlueStar’s assets (aggregating approximately $7,900) and liabilities (aggregating approximately $63,100) as of June 25, 2001. The Company will recognize such deferred gain in its statement of operations when the liquidation of BlueStar is complete and its liabilities have been discharged.

      Under the terms of the acquisition agreement dated September 22, 2000, up to 5.0 million additional shares of the Company’s common stock were to be issued to BlueStar’s former stockholders if BlueStar achieved certain specified levels of revenues and earnings before interest, taxes, depreciation and amortization in 2001. However, during April 2001, the Company reached an agreement with the BlueStar stockholders’ representative to resolve this matter, as well as the matters that caused 0.8 million of the Company’s common shares to be held in escrow as of December 31, 2000, by providing the BlueStar stockholders with 3.25 million of the 5.0 million shares, in exchange for a release of claims against the Company. The 0.8 million common shares were ultimately returned to the Company under this agreement. These transactions were approved by more than 80% of BlueStar’s stockholders on June 27, 2001. BlueStar’s former stockholders received the additional shares of the Company’s common stock subsequent to June 30, 2001. Consequently, the Company recorded an estimated liability in the amount of $2,230 through a charge to goodwill during the three months ended June 30, 2001. However, the Company determined that such goodwill was impaired based on BlueStar’s continued operating losses, as described above. Therefore, such goodwill balance was written-off through a charge to operations of $2,230 during the three months ended June 30, 2001, which was

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequently reduced by $241 during the three months ended September 30, 2002 due to a revision of the initial estimate.

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

      In connection with this restructuring plan, the Company recorded a charge to operations of $4,988 in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the three months ended September 30, 2001, the Company reduced its workforce by three employees and paid severance benefits of $200, which were charged against the restructuring liability recorded as of December 31, 2000. For the nine months ended September 30, 2001, the total workforce was reduced by 638 employees and the Company paid $4,000 in severance benefits, which were charged against the restructuring liability recorded as of December 31, 2000.

      The Company recorded additional restructuring expenses aggregating $14,805 and $1,000 during the first and second quarters of 2001, respectively. These expenses consisted principally of collocation and building lease termination costs that met the requirements for accrual during these periods. No additional restructuring expenses were recorded by the Company during the three months ended September 30, 2001. During the three and nine months ended September 30, 2001, the Company paid collocation and building lease termination costs of $400 and $4,900, respectively, which were charged against the restructuring liabilities recorded during the first and second quarters of 2001. The Company completed the restructuring activities that were initiated in 2000 during the fourth quarter of 2001. Therefore, the Company neither recognized nor paid any restructuring expenses during the three and nine months ended September 30, 2002. However, management continues to consider whether additional restructuring is necessary, and additional charges to operations related to any further restructuring activities may be incurred in future periods.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Contingencies

     Litigation

      As described in Note 6, on December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on December 20, 2001, the Plan was consummated and the Company emerged from bankruptcy. Under the Plan, the Company settled several claims against it. These claims include:

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

      Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”). The complaints have been consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. On August 10, 2001, the Company signed an MOU with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. Under this agreement, the Company is to contribute 6,495,844 common shares to the settlement. The Company’s insurance carriers would fund the cash portion of the settlement. This settlement was approved by the Bankruptcy Court on December 20, 2001. Final settlement is contingent on the additional approval by the District Court, which preliminarily approved the settlement on October 29, 2002. Additionally, the Company, based on the advice of legal counsel, believes it is more likely than not that this settlement will ultimately be approved by the District Court. Consequently, the Company recorded a liability of approximately $4,000 in its condensed consolidated balance sheet as of June 30, 2001 through a charge to litigation-related expenses for the three months then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $2,400 as of September 30, 2001 through a credit to litigation-related expenses in the amount of $1,600 for the three months then ended, increased this liability to $18,578 as of December 31, 2001 through a charge to litigation-related expenses in the amount of $16,178 for the three months then ended and decreased this liability to $9,549 as of September 30, 2002 through charges (credits) to litigation-related expenses in the amount of $1,884 and $(9,029) for the three and nine months ended September 30, 2002, respectively. The Company will continue to remeasure this liability in future periods, based on changes in the underlying value of the Company’s common stock until this litigation is resolved.

      Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the underwriters who handled the Company’s stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002, the plaintiffs amended their complaint and removed the Company as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that the Company and others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The Company believes it has strong

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are at an early stage, the Company is unable to provide an evaluation of the ultimate outcome of the litigation.

      In September 2000, a manufacturer of telecommunications hardware filed a complaint against the Company in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. The plaintiff is seeking an injunction to stop the Company from using the COVAD trademark, as well as an award of monetary damages. The Company does not believe these claims have any merit, but the outcome of this litigation cannot presently be determined.

      In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. The Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursing antitrust and other claims in this lawsuit similar to its claims against Verizon. Both courts have dismissed some of the Company’s claims on the basis of the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed the Company’s remaining claims on other grounds. The Company voluntarily dismissed its remaining claims in the BellSouth case so it could pursue certain issues on appeal. The Company has appealed these rulings to the Eleventh Circuit Court of Appeals and the Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth has requested a rehearing before the Eleventh Circuit and that request is still pending. The Company cannot predict the outcome of these matters.

      On June 11, 2001, Verizon Communications filed a lawsuit against the Company in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that the Company uses to provide its services to its customers. The complaint claims that the Company falsified trouble ticket reports with respect to the phone lines that the Company ordered and seeks unspecified monetary damages and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. This lawsuit is at an early stage, so the Company is unable to provide an evaluation of the ultimate outcome.

      An unfavorable outcome in any of the pending legal proceedings described above could have a material adverse effect on the Company’s consolidated financial position and results of operations.

      The Company is also a party to a variety of other legal proceedings, as either plaintiff or defendant, and is engaged in other disputes that arise in the ordinary course of its business. The Company believes these other matters will be resolved without a material adverse effect on the its consolidated financial position and results of operations, other than the fees and expenses necessary to defend these actions.

     Other Contingencies

      On May 24, 2002, the United States Court of Appeals for the District of Columbia vacated the Federal Communications Commission’s (“FCC”) decision granting Competitive Local Exchange Carriers like the Company the ability to purchase line-shared services from the traditional telephone companies. The Court of Appeals remanded the matter to the FCC and it is unclear when the FCC will issue a new order concerning line-sharing. The FCC and the Company filed a Motion for Reconsideration and a request to stay vacature of the line sharing order with the Court of Appeals pending the FCC’s review of the line sharing order. On September 4, 2002, the Court of Appeal denied the FCC’s and the Company’s Motion for Reconsideration, but granted the request to stay vacature of the line sharing order until January 2, 2003. The Company therefore has the continued right to line sharing until at least January 2, 2003. Management also believes that the Company has a continued right to line-sharing under its interconnection agreements with the traditional

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

telephone companies, but those agreements do allow the traditional telephone companies to renegotiate their terms based on a change in law. If the traditional telephone companies invoke this change-in-law provision, or if the FCC does not issue a new order allowing the Company to purchase line-shared services, it is possible that the traditional telephone companies could either refuse to sell the Company such services or could substantially increase the cost of line-shared services, either of which would have a material adverse effect on the Company and could even result in a liquidation or sale of the Company. The court also remanded the list of unbundled network elements that had been developed by the FCC. The FCC is in the process of reviewing the list of unbundled network elements, which include the transmission facilities and telephone lines that the Company purchases from the traditional telephone companies in order to provide services to its customers. If the FCC removes any of the Company’s existing transmission facilities or telephone lines from the previous list of unbundled network elements, the traditional telephone companies could either increase the cost of obtaining such transmission facilities and telephone lines or deny the Company access entirely, which would adversely affect the Company.

      As of September 30, 2002, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. In this regard, in May 2002, the Company executed a settlement agreement with a telecommunications company involving certain disputed network service obligations. Under the terms of this settlement agreement, the Company was relieved of a network service obligation with a recorded balance of $6,018 through a combination of a $468 payment and a $5,550 credit that reduced network and product costs during the three months ended June 30, 2002 (none during the three months ended September 30, 2002).

      In addition, the Company is engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with several traditional telephone companies. These negotiations, arbitrations and proceedings concern the traditional telephone companies’ denial of physical central office space to the Company in certain central offices, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to the Company and the potential gains are not quantifiable at this time. However, an unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company’s consolidated financial position and results of operations if it is denied or charged higher rates for transmission lines or central office spaces.

      As of September 30, 2002, the Company was analyzing the applicability of certain transaction-based taxes to sales of its products and services. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of its respective transaction-based tax liabilities. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

9.	Business Segments

      The Company disaggregates its business operations based upon differences in services and marketing channels, even though the cash flows from these operations are not independent of each other. The Company’s

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Set forth below is additional information about the Company’s business segments as of and for the three and nine months ended September 30, 2002 and 2001 (the Company’s 2001 segment information has been restated to conform to the Company’s organizational structure in 2002):

As of and for the Three Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2002:	Wholesale	Direct	Segments	Operations	Eliminations	Total

Domestic revenues from unaffiliated customers, net	$82,324	$13,882	$96,206	$—	$—	$96,206
Net loss	$(22,672)	$(10,526)	$(33,198)	$(18,509)	$—	$(51,707)
Assets	$481,923	$13,054	$494,977	$7,834	$—	$502,811

As of and for the Three Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2001:	Wholesale	Direct	Segments	Operations	Eliminations	Total

Domestic revenues from unaffiliated customers, net	$75,842	$8,942	$84,784	$—	$—	$84,784
Net loss	$(109,571)	$(2,859)	$(112,430)	$(27,319)	$—	$(139,749)
Assets	$933,354	$(228)	$933,126	$23,815	$—	$956,941

As of and for the Nine Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2002:	Wholesale	Direct	Segments	Operations	Eliminations	Total

Domestic revenues from unaffiliated customers, net	$254,253	$41,352	$295,605	$—	$—	$295,605
Net loss	$(86,070)	$(14,813)	$(100,883)	$(48,456)	$—	$(149,339)

As of and for the Nine Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2001:	Wholesale	Direct	Segments	Operations	Eliminations	Total

Domestic revenues from unaffiliated customers, net	$206,364	$36,764	$243,128	$—	$—	$243,128
Net loss	$(343,307)	$(53,822)	$(397,129)	$(116,617)	$—	$(513,746)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. This discussion contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Our actual results could differ materially from those expressed in forward-looking statements for many reasons including, but not limited to, those discussed herein and in the “Risk Factors” section of our Annual Report on Form 10-K, which is contained in Part I, Item 1, Business-Risk Factors, of that report. We disclaim any obligation to update information contained in any forward-looking statement. See “— Forward Looking Statements.”

(All dollar amounts are presented in thousands, except per share amounts)

Overview

      We are a leading provider of high-speed Internet connectivity (“broadband”) and related communications services, which we sell to businesses and consumers indirectly through Internet service providers (“ISP”), telecommunications carriers and other resellers. These wholesale partners generally sell our services to their business and consumer end-users. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales and our website. Our services include a range of high-speed, high-capacity Internet access connectivity and related services using digital subscriber line (“DSL”), T-1, Virtual Private Network (“VPN”) and firewall technologies.

      We have a relatively short operating history. We introduced our services commercially in the San Francisco Bay Area in December 1997. As of September 30, 2002, we believe we have one of the largest nationally deployed DSL networks based on approximately 1,750 operational central offices that pass more than 40 million homes and businesses in the U.S. As of September 30, 2002, we had approximately 359,000 high-speed Internet access lines in service using DSL technology (approximately 9.0% of these lines are associated with wholesale customers for which we recognize revenue on a cash basis due to their financial condition, primarily concentrated among two such customers). We have received orders for our services from more than 140 ISP and telecommunications carrier customers, including AT&T Corporation, Sprint Corporation, SBC Communications, Earthlink, Inc., XO Communications and UUNET Technologies (a WorldCom company), as well as Megapath Networks and Speakeasy.net, both privately owned companies. We also provide dial-up Internet access service to over 55,000 customers through our direct sales channel. We are also developing a variety of services that are enhanced or enabled by our high-speed network.

      Since our inception, we have generated significant net losses and we continue to experience negative operating cash flow. As of September 30, 2002, we had an accumulated deficit of $1,493,847. We expect losses and negative cash flow to continue at least into 2004. Although we currently have a plan in place that we believe will ultimately allow us to achieve positive cash flows from our operating activities without raising additional capital, our cash reserves are limited and our plan is based on assumptions, some of which are out of our immediate control. If our assumptions are not met, we may need to raise additional capital on terms that are less favorable than we desire, which may have a material adverse effect on our financial condition and could cause significant dilution to our shareholders. The inability to raise additional capital could also result in a liquidation or sale of our company.

      In the course of preparing our financial statements for the year ended December 31, 2000, internal control weaknesses were discovered, some of which continued into 2001 and 2002. The improvements we have made over the last several quarters to our internal policies and procedures and systems capabilities have significantly improved controls. However, as discussed in Part I. Item 4, we have identified some control weaknesses associated with certain operational tracking procedures for our network assets. Based on controls that have been recently developed and implemented as well as other planned enhancements, we do not expect any material adjustments in a subsequent period related to this control issue.

Recent Developments

      On September 23, 2002, we announced that we signed a three-year agreement with AT&T Corp. that provides it with the ability to purchase certain of our wholesale consumer-grade broadband Internet access services. Covad expects AT&T to begin placing orders for these services in the fourth quarter of 2002.

      On September 23, 2002, we launched the “Popularizing Broadband” marketing campaign to educate consumers and businesses about the benefits of broadband. The national campaign includes programs, promotions and an advertising campaign to educate consumers about the benefits of broadband. It also includes lower prices for our tiered consumer-grade DSL services.

      On September 5, 2002, we announced that we signed a five-year agreement with America Online, Inc. (“AOL”) that provides them with the ability to purchase our wholesale DSL services. Covad expects AOL to begin placing orders for our services in the fourth quarter of 2002.

      In conjunction with the execution of the AOL agreement, we granted AOL three warrants to purchase an aggregate of 3,500,000 shares of our common stock at prices of $1.06, $3.00 and $5.00 per share. Such warrants were immediately exercisable, fully vested and non-forfeitable at the date of grant. Accordingly, the measurement date for accounting purposes for the warrants was the date of grant. The aggregate fair value of such warrants of approximately $3,800 was recorded as a deferred customer incentive and will be recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because we believe that future revenues from AOL will exceed the fair value of the warrants. However, because the agreement with AOL contains no minimum purchase commitment and is cancelable under certain circumstances by AOL, we will continue to monitor the recoverability of the deferred customer incentive balance described above in periods ending after September 30, 2002.

      On July 29, 2002, we announced that we signed a two year agreement with Sprint Corporation that provides them with the ability to purchase our wholesale DSL services. Sprint Corporation began placing orders for our services in August of 2002. The agreement does not contain any volume or revenue commitments by Sprint Corporation.

      Effective October 16, 2002, Chuck Haas terminated his employment with Covad as our Executive Vice President and General Manager, Covad Wholesale. Mr. Haas will continue to serve the Company in an advisory role.

      On July 25, 2002, we announced that Andrew S. Lockwood was appointed as our senior vice president of marketing. Mr. Lockwood will be responsible for driving demand for our consumer and business class services. He will also lead our branding efforts, advertising, and overall marketing direction, which includes product marketing and development, marketing communications and strategic planning.

      We also recently added two new members to our Board of Directors: Richard A. Jalkut and L. Dale Crandall. Mr. Crandall was also appointed chairman of the Audit Committee of our Board of Directors. Richard Shapero has resigned as a member of our Board of Directors.

Restructuring Activities

      On November 13, 2001, we announced the signing of a loan agreement and the restructuring of our resale and marketing agreement with SBC Communications Inc. (“SBC”). We expect that the cash generated from these agreements will enable us to fully fund our operations until we generate positive cash flows from our operating activities. The agreements included four elements: a one-time $75,000 prepayment, collateralized by substantially all of our domestic assets, that SBC can use toward the purchase of our services during the next 10 years; a $50,000 four-year loan collateralized by substantially all of our domestic assets; a payment to us of a $10,000 restructuring fee in exchange for eliminating SBC’s revenue commitments under the original resale and marketing agreement and the elimination of a $15,000 co-op marketing fee owed by us to SBC under the previous resale and marketing agreement. We received these funds on December 20, 2001. Under these agreements, upon a change of control, we are required to repay any outstanding principal and interest on the loan and any unused portion of the prepayment. In addition, under these agreements, SBC may accelerate any unpaid portion of the prepayment and the loan in the event that we default.

      On August 15, 2001 (the “Petition Date”), we filed a voluntary petition (the “Petition”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as contemplated by, and to implement, the agreements we entered into with the holders of our then-outstanding debt securities (the “Noteholders”), and to restructure various of our financial obligations. The Petition was filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and was assigned Case No. 01-10167 (JJF). Our operating subsidiaries did not commence bankruptcy proceedings and continued to operate in the ordinary course of business. We filed our First Amended Plan of Reorganization, as modified on November 26, 2001 (the “Plan”). On December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on December 20, 2001 (the “Effective Date”), the Plan was consummated and we emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of the Plan, including certain unresolved claims. Under our Plan, we were able to extinguish approximately $1,394,020 in aggregate face amount of outstanding debt securities, including accrued interest, in exchange for a combination of approximately $271,708 in cash and 35,292,800 common shares, or 15% of the reorganized company. We also recorded an extraordinary gain on the extinguishment of debt in the amount of $1,033,727 in the fourth quarter of 2001.

      On June 25, 2001, our former subsidiary, BlueStar, made an irrevocable assignment for the benefit of its creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the state of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that was initially expected to be completed in the fourth quarter of 2002. However, the Assignee has informed the Company that it is still in the process of resolving some matters among BlueStar’s creditors and that the process may extend into the second half of 2003. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the United States Bankruptcy Code. As a result of the ABC, BlueStar’s former assets are no longer controlled by us or BlueStar and cannot be used by either BlueStar’s or our board of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the discharging of its liabilities are currently under the sole control of the Assignee. Therefore, we deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of approximately $55,200 in our condensed consolidated balance sheet as of September 30, 2002. Such deferred gain represents the difference between the carrying values of BlueStar’s assets (aggregating approximately $7,900) and liabilities (aggregating approximately $63,100) as of June 25, 2001. We will recognize such deferred gain in our consolidated statement of operations when the liquidation of BlueStar is complete and its liabilities have been discharged.

      During the year ended December 31, 2000, in response to changes in the economy and the capital markets, we implemented a business plan that helped to lower our cost structure in an effort to reach profitability earlier than previously planned. Specific steps we took included: the BlueStar subsidiary ABC; elimination of our high yield bond debt through a reorganization under the Bankruptcy Code; reduction of our workforce by as many as 2,600 employees from a peak of approximately 4,000 employees in 2000; reduction of the size of our network to approximately 1,700 central offices; reevaluating the amount and quantity of rebates and other incentives that we provide to our customers; consolidation and/or closing of administrative offices throughout the United States; enhancement of productivity in our operations to increase customer satisfaction while reducing costs; streamlining our direct sales and marketing channel and supplementing it with telephone sales and sales through our website; and evaluation and implementation of other cost reduction strategies, including reductions in travel and facilities expenditures.

Revenue Recognition and Change in Accounting Principle

      During the fourth quarter of 2000, we changed our method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Previously, we had recognized up-front fees as revenues upon activation of service. Under the new accounting method, which was adopted retroactive to January 1, 2000, we now recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Also as a result of the adoption of SAB No. 101, retroactive to January 1, 2000, we now treat the incremental direct costs of service activation, which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies, service delivery and sales commissions, as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to expense using the straight-line method over 24 months.

      The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which was included in our net loss for the year ended December 31, 2000. For the three and nine months ended September 30, 2001, we recognized approximately $2,697 and $10,640, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000 (none during the three and nine months ended September 30, 2002). The effect of that revenue during the three and nine months ended September 30, 2001 was to decrease our net loss by $688 and $2,777, respectively. Although SAB 101 substantially alters the timing of recognition of certain revenues and treatment of certain costs in our consolidated financial statements, it does not affect our consolidated cash flows.

Internet Service Provider and Telecommunications Carrier Difficulties

      In order to limit our exposure to the potential financial difficulties of some of our wholesale partners, we have implemented certain policies and taken a series of actions. We may stop taking new orders from these partners but continue to install and maintain previously accepted orders. We may terminate our contracts with those partners who are unresponsive to our efforts to maintain an on-going business relationship. While our goal is to maintain consistent high quality service to end-users, we may also decide to disconnect some end-users that are purchasing our services from customers facing financial difficulties and, in some cases, we may attempt to migrate these end users to another wholesale partner or to our own Covad Direct service. Although we have successfully migrated end-users, there can be no assurance that these migrated end-users will continue to purchase our services. Even if we are able to migrate end-users, this process requires a significant amount of our resources, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business. We have also worked proactively to collect outstanding amounts billed to these customers.

      Even though we are making progress in reducing the number of subscribers for which we are not currently recognizing revenue on an accrual basis, we may be unable to completely restore the remaining lines to normal revenue producing status and we may encounter future payment problems with our customers. In addition, in light of the financial position of many ISPs and certain telecommunications carriers, should a particular ISP or telecommunications carrier customer become subject to reorganization or bankruptcy proceedings, we may be unable to collect payments owed to us or retain payments or other consideration (including subscriber lines) already received by us.

Related Party Transactions

      Our Vice-Chairman and former interim chief executive officer, Frank Marshall, who is also a member of our board of directors, was a minority stockholder and former member of the board of directors of one of our former ISP customers, InternetConnect, which filed for bankruptcy protection in 2001. We recognized revenues of $2,569 and $3,623 related to this customer during the three and nine months ended September 30, 2001, respectively (none during the three and nine months ended September 30, 2002). Gross accounts receivable from this customer amounted to $7,301 as of September 30, 2001 (none at September 30, 2002). On January 3, 2002, we purchased substantially all of the assets of InternetConnect in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $5,470 in cash. Under the terms of the asset purchase agreement, we may be required to pay additional cash of up to $1,880 for the assets of InternetConnect, depending upon the outcome of a previous post-petition bankruptcy claim filed by us against InternetConnect. Such claim is still unresolved. We did not assume any liabilities or obligations of InternetConnect or hire any of InternetConnect’s employees.

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

      We acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $1,596 and $4,009 for the three and nine months ended September 30, 2002, respectively, and $1,142 and $19,160 for the three and nine months ended September 30, 2001, respectively. We also purchased certain products from a company in which our vice-chairman and former interim chief executive officer, Frank Marshall, serves as a director. Purchases from this vendor totaled $52 and $109 during the three and nine months ended September 30, 2002, respectively, and $0 and $21 for the three and nine months ended September 30, 2001, respectively.

Results of Operations

      We regard our business as being operated in two distinct segments based upon differences in services and marketing channels even though the cash flows from these segments are not independent of each other. Our wholesale division (“Wholesale”) is a provider of high-speed connectivity services, which include DSL technology, to ISP, enterprise and telecommunications carrier customers. Our direct division (“Direct”), is a provider of Internet access services to individuals, corporations, small businesses and other organizations. We evaluate performance of the segments based on segment operating results.

Three and Nine Months Ended September 30, 2002 and 2001

     Revenues, net

      We recorded net revenues of $96,206 for the three months ended September 30, 2002, an increase of $11,422, or 13.5%, over net revenues of $84,784 for the three months ended September 30, 2001. We recorded net revenues of $295,605 for the nine months ended September 30, 2002, an increase of $52,477, or 21.6%, over net revenues of $243,128 for the nine months ended September 30, 2001. As described in the overview section above, we deconsolidated our BlueStar subsidiary effective June 25, 2001. Net revenues from BlueStar were $11,977 during the nine months ended September 30, 2001 (none during the three months ended September 30, 2001 or the three and nine months ended September 30, 2002). The increase in revenues for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, is mainly attributable to growth in the number of customers and end-users. Revenues for the three months ended September 30, 2002 decreased by 1.6%, as compared to the three months ended June 30, 2002. The decrease was caused by lower selling prices, promotional rebates and our continuing high end user disconnection rate during the three months ended September 30, 2002. Although we expect our subscriber base to grow, lower selling prices, promotional rebates and the loss of end users may continue to impair our ability to increase our revenues. During the three months ended September 30, 2002, we recognized revenues of $1,010 from one of our wholesale partners resulting from the short fall in their contractual revenue commitment. In addition, as a result of developments in the bankruptcy proceedings of one of our wholesale customers, as discussed further below, we recognized revenues of $1,120 during the three months ended September 30, 2002 that were deferred as of December 31, 2001.

      Included in net revenues are Federal Universal Service Fund charges billed to our customers aggregating $1,861 and $7,757 for the three and nine months ended September 30, 2002, respectively, and $2,967 and $10,094 for the three and nine months ended September 30, 2001, respectively.

      We recorded net revenues of $82,324 from our Wholesale channel and $13,882 from our Direct channel for the three months ended September 30, 2002, an increase of $6,482, or 8.5%, and $4,940, or 55.2%, over net revenues of $75,842 and $8,942 for the three months ended September 30, 2001, respectively. We recorded net revenues of $254,253 from our Wholesale channel and $41,352 from our Direct channel for the nine months ended September 30, 2002, an increase of $47,889, or 23.2%, and $4,588, or 12.5%, over revenues of $206,364 and $36,764 for the nine months ended September 30, 2001, respectively.

      We have over 140 wholesale customers. However, for the three and nine months ended September 30, 2002, our 30 largest wholesale customers collectively comprised 93.6% and 93.4%, respectively, of our total wholesale net revenues and 80.1% and 80.3%, respectively, of our total net revenues. As of September 30, 2002, receivables from these customers collectively comprised 81.9% of our gross accounts receivable balance. For the three and nine months ended September 30, 2001, our 30 largest wholesale customers collectively comprised 90.6% and 82.6%, respectively, of our total wholesale net revenues and 81.0% and 74.1%, respectively, of our total net revenues. As of September 30, 2001, receivables from these customers collectively comprised 86.2% of our gross accounts receivable balance.

      For the three months ended September 30, 2002, two wholesale customers (Earthlink, Inc. and AT&T Internet Services) individually accounted for 20.7% and 10.0%, respectively, of our total net revenues. For the nine months ended September 30, 2002, these wholesale customers individually accounted for 20.5% and 9.2%, respectively, of our total revenues. As of September 30, 2002, receivables from these wholesale customer’s individually accounted for 39.3% and 8.2%, respectively, of our gross accounts receivable balance.

      For the three months ended September 30, 2001, two wholesale customers (Earthlink, Inc. and XO Communications) individually accounted for 17.8% and 10.9%, respectively, of our total net revenues. For the nine months ended September 30, 2001, these wholesale customers individually accounted for 16.8% and 10.8%, respectively, of our total net revenues. As of September 30, 2001, receivables from these wholesale customers comprised 16.9% 16.5%, respectively, of our gross accounts receivable balance.

      A number of our customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 18.9% and 19.6% of our total net revenues for the three and nine months ended September 30, 2002, respectively, and 17.7% and 20.4% of our total net revenues for the three and nine months ended September 30, 2001, respectively. Although WorldCom filed for bankruptcy protection during the three months ended September 30, 2002, we continued to recognize revenues from WorldCom on an accrual basis based on the revenue recognition criteria described in Note 2. Consequently, the disclosures in the following paragraph exclude amounts pertaining to WorldCom because we have not presently classified them as financially distressed. We continue to attempt to migrate end users from certain of these financially distressed customers to the extent it is legally and operationally feasible.

      During the three and nine months ended September 30, 2002, we issued billings to our financially distressed customers, including those that have filed for bankruptcy protection (excluding WorldCom, as noted above), aggregating $7,447 and $39,779, respectively, that were not recognized as revenues or accounts receivable in our condensed consolidated financial statements, as compared to the corresponding amounts of $15,317 and $52,636 for the three and nine months ended September 30, 2001, respectively. However, we ultimately recognized revenues from certain of these customers on a cash basis aggregating $12,077 and $43,446 during the three and nine months ended September 30, 2002, respectively, and $5,839 and $15,715 during the three and nine months ended September 30, 2001, respectively, some of which relates to services provided in prior periods. In addition, revenues recognized during the three months ended March 31, 2002 include payments totaling $3,307 from certain bankrupt customers that we received prior to January 1, 2002 and recorded as unearned revenues in our consolidated balance sheet as of December 31, 2001 because our ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, we determined that our ability to retain these payments was reasonably assured prior to March 31, 2002. Consequently, we recognized these payments as revenues during the three months then ended. No such payments were recognized as revenues during the three months ended June 30, 2002. However, during the three months ended September 30, 2002, due to the developments in the bankruptcy proceeding of another customer, we determined our ability to retain certain payments received from this bankrupt customer prior to January 1, 2002 was now reasonably assured. Accordingly, we recognized revenues of $1,120 that were deferred as of December 31, 2001. We had contractual receivables from our financially distressed customers, including receivables of $6,026 from customers that have filed for bankruptcy protection (excluding WorldCom, as noted above), totaling $6,250 as of September 30, 2002 that are not reflected in our condensed consolidated financial statements.

      We have obtained information indicating that some of our customers, including WorldCom, who (i) were essentially current in their payments for our services prior to September 30, 2002, or (ii) have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of September 30, 2002, may become financially distressed. Revenues from these customers accounted for approximately 25.6% and 25.1% of our total net revenues for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, receivables from these customers comprised 28.6% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner, in periods ending subsequent to September 30, 2002, revenue from these customers will be recognized on a cash basis as described above.

      We have obtained persuasive evidence indicating that the financial condition of one of our customers, which was designated as financially distressed in 2000, improved significantly during the three months ended June 30, 2002, principally as a result of a capital infusion during this period. Consequently, we concluded that collection of our billings to this customer was now reasonably assured. Therefore, we resumed the recognition of revenues from this customer on an accrual basis during the second quarter of 2002, which resulted in the recognition of a receivable balance and revenues in the amount of approximately $1,542 as of and for the three months ended June 30, 2002 that relate to services rendered in periods ended prior to April 1, 2002. We collected such receivable balance in full during July 2002. No similar amounts were recognized during the other periods reported in the accompanying condensed consolidated financial statements.

      We have billing disputes with certain of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. Accordingly, we maintain an allowance, through charges to revenues (which amounted to $540 and $2,130 during the three and nine months ended September 30, 2002, respectively, and $1,293 and $9,253 during the three and nine months ended September 30, 2001, respectively), based on our estimate of the ultimate resolution of these disputes.

     Network and Product Costs

      We recorded network and product costs of $68,112 for the three months ended September 30, 2002, a decrease of $35,178, or 34.1%, over network and product costs of $103,290 for the three months ended September 30, 2001. For the three months ended September 30, 2002, network and product costs were 70.8% of net revenues, a significant improvement from the three months ended September 30, 2001, when network and product costs were 121.8% of net revenues. We recorded network and product costs of $231,576 for the nine months ended September 30, 2002, a decrease of $128,320, or 35.7%, over network and product costs of $359,896 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, network and product costs were 78.3% of net revenues, a significant improvement from the nine months ended September 30, 2001, when network and product costs were 148.0% of net revenues. The decrease in network and product costs, in absolute dollars and as a percentage of revenues, during the three and nine months ended September 30, 2002 is primarily attributable to the downsizing of our network from historical levels, cost reduction efforts to lower network costs related to data transport, lower costs in customer premise equipment, a reduction in headcount within our operations and engineering groups and the deconsolidation of our BlueStar subsidiary effective June 25, 2001 (network and product costs related to BlueStar were $34,768 during the nine months ended September 30, 2001 and none during the three months ended September 30, 2001 or three and nine months ended September 30, 2002), offset by increased costs resulting from a larger subscriber base.

      Network and product costs for the three months ended June 30, 2002 include a credit of $5,550 from the settlement of certain disputed network service obligations during the quarter. Network and product costs for the three months ended March 31, 2002 include acquisition costs of $3,674 associated with certain of InternetConnect’s former customers, as described above (none during the three months ended June 30, 2002 or September 30, 2002). We expect network and product costs to increase in future periods if we can increase sales activity and grow revenue, but to decrease as a percentage of revenue as we leverage the economies of scale that we expect.

      As discussed below in “Part II, Item 1, Legal Proceedings”, there is uncertainty concerning our ability to purchase line-shared services from the traditional telephone companies as a result of a decision issued by the United States Court of Appeals for the District of Columbia on May 24, 2002 and the ongoing Triennial Review and other regulatory proceedings at the FCC. As a result of those legal and regulatory proceedings, it is possible that the traditional telephone companies could either refuse to sell us line-shared services or could substantially increase the cost of line-shared services, which could substantially increase our network costs for line-shared services and could cause us to discontinue our consumer grade services for new and existing customers.

Sales, Marketing, General and Administrative Expenses

      Sales, marketing, general and administrative expenses consist primarily of salaries, expenses for the development of business and our promotional and advertising expenses and expenses attributable to our management team. Sales, marketing, general and administrative expenses were $42,607 for the three months ended September 30, 2002, a decrease of $3,994, or 8.6%, over sales, marketing, general and administrative expenses of $46,601 for the three months ended September 30, 2001. For the three months ended September 30, 2002, sales, marketing, general and administrative expenses were 44.3% of net revenues, an improvement from the three months ended September 30, 2001, when these expenses were 55.0% of net revenues. Sales, marketing, general and administrative expenses were $116,636 for the nine months ended September 30, 2002, a decrease of $52,060, or 30.9%, over sales, marketing, general and administrative expenses of $168,696 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, sales, marketing, general and administrative expenses were 39.5% of net revenues, an improvement from the nine months ended September 30, 2001, when these expenses were 69.4% of net revenues. The decrease in expenses from 2001 to 2002 is attributable to a reduction in our workforce, a reduction in office space throughout the United States, reduced travel by employees and the deconsolidation of our BlueStar subsidiary effective June 25, 2001 (sales, marketing, general and administrative expenses related to BlueStar were $11,510 during nine months ended September 30, 2001 and none during the three months ended September 30, 2001 or the three and nine months ended September 30, 2002).

      Sales, marketing, general and administrative expenses for the three months ended September 30, 2002 increased by $7,215, or 20.4%, over the three months ended June 30, 2002. The increase was primarily attributable to our radio, television and other various media marketing and advertising programs related to our “Popularizing Broadband” campaign. We expect sales, marketing, general and administrative expense levels to increase in the near future as we continue our marketing efforts.

      Total operating expenses, which include network and product costs, sales, marketing, general and administrative expenses, depreciation and amortization, restructuring expenses, impairment of long-lived assets and litigation-related expenses, were $148,070 and $443,367 for the three and nine months ended September 30, 2002, respectively. These expenses for the three and nine months ended September 30, 2002 were comprised of $105,416 and $338,877, respectively, from our Wholesale channel, $24,094 and $57,306, respectively, from our Direct channel and $18,560 and $47,184 respectively, from our Corporate Operations.

     Provision for Bad Debts

      We recorded net bad debt recoveries of $1,731 for the three months ended September 30, 2002, as compared to bad debt expense of $3,572 for the three months ended September 30, 2001. Bad debt expense (recoveries) was (1.8%) and 4.2% of net revenues for the three months ended September 30, 2002 and 2001, respectively. We recorded net bad debt expense of $312 for the nine months ended September 30, 2002, as compared to $523 for the nine months ended September 30, 2001. The decrease in the amount of bad debt expense is the result of improved collection of outstanding receivables. In addition, as a result of developments in the bankruptcy proceedings of one of our customers during the three months ended September 30, 2002, we recognized bad debt recoveries of $2,491.

     Depreciation and Amortization

      Depreciation and amortization of property and equipment was $33,498 and $92,882 for the three and nine months ended September 30, 2002, respectively, and $36,092 and $103,796 for the three and nine months ended September 30, 2001, respectively. The decrease in 2002 was due principally to asset retirements and certain assets becoming fully depreciated during this period, offset by additional depreciation expense of $9,584 recognized during the three months ended September 30, 2002, as discussed further below. We expect depreciation and amortization to decrease because we anticipate that our capital expenditures in the near term will be less than historical amounts. We believe that the geographic footprint of our network will remain relatively unchanged and that near term capital expenditures will be mostly limited to adding capacity to our network to support new users.

      Amortization expenses associated with collocation fees were $3,700 and $10,990 for the three and nine months ended September 30, 2002, respectively, and $1,763 and $9,333 for the three and nine months ended September 30, 2001, respectively. The increase in 2002 resulted from the suspension of our network build during 2000 and 2001 and the resumption of our network build for selected markets during the last 15 months. We do not expect to incur significant capital expenditures in connection with this expansion.

      Effective January 1, 2001, we reduced the remaining estimated useful lives of all long-lived assets, excluding building and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years. This change in accounting estimate increased our net loss by $2,900 ($0.02 per share) and $9,200 ($0.05 per share) during the three and nine months ended September 30, 2001, respectively.

      As part of the continuing evaluation of our network assets during the three months ended September 30, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of additional expenses. Such matters were related to (i) changes in our network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment and (ii) the capitalization of certain network and product costs that should have been charged to operating expenses. Accordingly, for the three months ended September 30, 2002, we have recorded (i) additional depreciation expense of $9,584 and (ii) additional network and product costs of $1,215. We do not believe these amounts are material to the periods in which they should have been recorded, nor do we expect that the expenses will be material to our consolidated operating results for the year ending December 31, 2002. However, if these adjustments are ultimately deemed to be material to our consolidated operating results for the year ending December 31, 2002, we will need to restate prior financial reporting periods, including the current period. The impact on prior financial reporting periods would be as follows: net loss for the three months ended June 30, 2002 would be increased by $1,292 ($0.01 per share), net loss for the three months ended March 31, 2002 would be increased by $1,099 ($0.01 per share), net income for the year ended December 31, 2001 would be decreased by $8,057 ($0.04 per share) and net loss for the year ended December 31, 2000 would be increased by $351 ($0.00 per share).

      Depreciation and amortization expenses for the three and nine months ended September 30, 2002 were $37,198 and $103,872, respectively, and were comprised of $35,979 and $99,702, respectively, from our Wholesale channel, $420 and $1,419, respectively, from our Direct channel, and $799 and $2,751, respectively, from our Corporate Operations.

     Restructuring Expenses

      In connection with the restructuring plan we announced in December 2000, we recorded a charge to operations of $4,988 during the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000.

      Results of operations for the nine months ended September 30, 2001 include restructuring expenses of $17,617 for severance benefits, professional fees and collocation and building lease termination costs that met the requirements for accrual during these periods, including severance benefits and professional fees associated with the deconsolidation of our BlueStar subsidiary on June 25, 2001 as discussed above. No additional restructuring expenses were recognized for the three months ended September 30, 2001. However, we paid severance benefits of approximately $200 and $4,000 during the three and nine months ended September 30, 2001, respectively, which were charged against the restructuring liability. We completed the restructuring activities that were initiated in 2000 during the fourth quarter of 2001. Therefore, we neither recognized nor paid any restructuring expenses during the three or nine months ended September 30, 2002. However, we continue to consider whether additional restructuring is necessary, and we may incur additional expenses related to further restructuring activities in future periods.

     Reorganization Expenses

      For the three and nine months ended September 30, 2001, we recognized net reorganization expenses directly associated with our Chapter 11 proceeding of $3,896 (none during the three and nine months ended September 30, 2002) in accordance with AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” which requires that expenses resulting from the reorganization of a business in a bankruptcy proceeding be reported separately as reorganization items. For the three and nine months ended September 30, 2001, we recognized expenses associated with our reorganization in the amount of $4,105 (none during the three and nine months ended September 30, 2002). These expenses consisted primarily of legal and financial advisory services. In addition, SOP 90-7 requires that interest income earned by an entity in a bankruptcy proceeding that would not have been earned but for the proceedings be reported as a reorganization item. For the three and nine months ended September 30, 2001, we recognized interest income in the amount of $209 (none during the three and nine months ended September 30, 2002) on accumulated cash that we did not disburse as a result of the bankruptcy proceedings.

     Long-Lived Asset Impairment

      During the nine months ended September 30, 2001, we recorded a charge of $1,989 relating to the write-off of certain goodwill associated with our BlueStar subsidiary. There were no similar charges during the three months ended September 30, 2001, during which period $241 of previously recorded charges were reversed, or the three and nine months ended September 30, 2002.

     Litigation-related Expenses

      We recorded charges (credits) to litigation-related expenses of $1,884 and $(9,029) for the three and nine months ended September 30, 2002, respectively, and $1,907 and $5,907 for the three and nine months ended September 30, 2001, respectively. The charges (credits) for the three and nine months ended September 30, 2002 represent non-cash valuation adjustments for the change in value of the 6,495,844 shares of common stock that are expected to be distributed upon the approval of an MOU as described in “Part II. Item 1. Legal Proceedings”. We will adjust this charge in subsequent quarters based on changes in our stock price until such time the settlement is finalized. The charge for the three and nine months ended September 30, 2001 includes charges (credits) of $(1,600) and 2,400, respectively, resulting from the initial measurement of such MOU and subsequent non-cash valuation adjustments, as described above, as well as a cash payment of $467 and a non-cash charge of $3,040 related to tentative settlements reached by us with certain other plaintiffs during the three months ended September 30, 2001.

     Net Interest Income (Expense)

      Net interest income (expense) was $184 and $(53) for the three and nine months ended September 30, 2002, respectively, and $(13,282) and $(69,301) for the three and nine months ended September 30, 2001, respectively. Net interest income (expense) during the three and nine months ended September 30, 2002 consisted principally of interest expense on our long-term note payable to SBC, which is further described below, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest income (expense) during the three and nine months ended September 30, 2001 consisted primarily of interest expense on our senior notes, which were extinguished in December 2001, and capital lease obligations, less interest income on our cash, cash equivalents and short-term investments balances.

      For the three and nine months ended September 30, 2001, as required by SOP 90-7, we recognized interest expense only to the extent that it would be paid during the bankruptcy proceedings or it was probable that it would be an allowed priority, secured or unsecured claim. The reported interest expense as well as the contractual interest expense for the three and nine months ended September 30, 2001 are disclosed in the accompanying condensed consolidated statements of operations. In addition, as described above, interest income earned as a result of the bankruptcy proceedings for the three and nine months ended September 30, 2001 amounted to $209 (none during the three and nine months ended September 30, 2002) and has been included as a reorganization item in the accompanying condensed consolidated statements of operations.

      Upon our emergence from Chapter 11 bankruptcy on December 20, 2001, a series of new agreements with SBC became effective. One such agreement involves a long-term note payable with a principal amount of $50,000 that is collateralized by substantially all of our domestic assets. This note accrues interest at 11.0% per annum, which is payable quarterly beginning in December 2003. The entire unpaid principal balance is payable in December 2005. However, we have the right to prepay the principal amount of the note, in whole or in part, at any time without penalty.

      We expect future interest expense to be limited principally to interest on our 11.0% note payable to SBC. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

Investment Gains and Losses

      We recorded a net loss on investments for the three months ended September 30, 2002 of $101 as a result of our equity in the losses of unconsolidated affiliates. For the nine months ended September 30, 2002, we recorded a net loss on investments of $1,357. This included a net realized loss on the sale of certain investments in unconsolidated affiliates of $636, our equity in the losses of unconsolidated affiliates of $704 and a net realized loss on short-term investments of $17.

      We recorded a net loss on investments for the three months ended September 30, 2001 of $14,403. This included a net realized gain on short-term investments of $75, equity in the losses of unconsolidated affiliates of $5,011 and a provision for the impairment of investments in unconsolidated affiliates of $9,467. For the nine months ended September 30, 2001, we recorded a net loss on investments of $16,314. This included equity in the losses of unconsolidated affiliates of $11,626, the recognition of other than temporary losses on short-term investments of $1,311 and a provision for the impairment of investments in unconsolidated affiliates of $9,467, offset by a net realized gain on short-term investments of $5,912 and a gain on disposal of investments in unconsolidated affiliates of $178.

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

•	We have concentrations of credit risk with several customers, certain of which were experiencing financial difficulties as of September 30, 2002 and 2001 and were not current in their payments for our services as of those dates. Accordingly, we recognize revenues from certain of these financially distressed customers in the period in which cash is received, after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with certain of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. We maintain an allowance, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcome of these disputes.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We implemented significant reorganization and restructuring plans in 2001 and 2000. In this regard, we consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. However, as of September 30, 2002, we had certain claims relating to our Chapter 11 bankruptcy proceedings that were unresolved. Therefore, it is reasonably possible that such unresolved bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our condensed consolidated balance sheet as of September 30, 2002. In addition, we tentatively settled certain securities litigation in connection with our emergence from Chapter 11 bankruptcy in 2001. However, the final settlement of such litigation is still subject to court approval.

•	Property and equipment and intangible assets are recorded at cost, subject to adjustments for impairment. Property and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated useful lives, certain of which were significantly revised in 2001. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets. See further discussion below concerning the recent adoption of SFAS Nos. 142 and 144 and our framework for evaluating the impairment of long-lived assets in periods ending after December 31, 2001.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business, including disputes with a number of telecommunications companies related to the balances we owe them for collocation and network service fees. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual issue. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new developments, the effects of which could be material to our consolidated financial position and results of operations.

•	We are currently analyzing the applicability of certain transaction-based taxes to sales of our products and services. This analysis includes discussions with authorities of jurisdictions in which we do business

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

Recent Accounting Pronouncements

      In July 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. We will adopt SFAS No. 146 on January 1, 2003, and we do not believe the adoption of SFAS No. 146 will have a material effect on our consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145, which is effective in periods beginning after May 15, 2002 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. We are required to adopt the provisions of SFAS No. 145 on January 1, 2003, and we do not believe the adoption of SFAS No. 145 will have a material effect on our consolidated financial statements.

      On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 had no effect on our condensed consolidated financial statements.

      On January 1, 2002, we adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangibles Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. The adoption of SFAS Nos. 141 and 142 had no effect on our condensed consolidated financial statements.

      On January 1, 2002, we adopted the EITF guidance regarding the provision in EITF Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer,” dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue 00-25 states that consideration from a vendor to a reseller of the vendor’s products or services is presumed to be a reduction of the selling price of the vendor’s products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on our condensed consolidated financial statements.

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

      On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on our condensed consolidated financial statements.

Liquidity and Capital Resources

      Our operations have required substantial capital investment for the procurement, design and construction of our central office spaces, the design, creation, implementation and maintenance of our operational support system, the purchase of telecommunications equipment and the design and development of our networks. Capital expenditures were $5,058 and $14,286 for the three and nine months ending September 30, 2002, respectively. Capital expenditures increased during the three months ended September 30, 2002 as compared to the three months ended June 30, 2002 primarily due to expenditures related to recently signed wholesale agreements. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively flat in future periods while capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add.

      From our inception through September 30, 2002, we financed our operations primarily through private placements of $220,600 of equity securities, $1,282,000 in net proceeds raised from the issuance of notes (including our recent agreement with SBC for a $50,000 note payable), a $75,000 collateralized deposit and $719,000 in net proceeds raised from public equity offerings. As of September 30, 2002, we had an accumulated deficit of $1,493,847, and unrestricted cash, cash equivalents, and short-term investments of $228,207. In addition, we had stockholders’ equity as of September 30, 2002 of $119,840.

      Net cash used in our operating activities was $60,552 for the nine months ending September 30, 2002. The net cash used in our operating activities during this period was primarily due to the net loss of $149,339, an increase in accounts receivable of $9,459, a decrease in collateralized customer deposits of $4,920, a decrease in unearned revenues of $19,109 and a reduction of non-cash litigation-related expenses of $9,029, offset by depreciation and amortization charges of $103,872, a decrease in deferred costs of service activation of $13,327, a decrease in restricted cash of $8,703, and an increase in other current liabilities of $8,417.

      Net cash used in our investing activities was $99,710 for the nine months ending September 30, 2002. The net cash used in our investing activities during this period was primarily due to purchases of short-term investments of $213,681, and purchases of property and equipment of $12,323, offset by maturities of short-term investments of $70,988, sales of short-term investments of $40,000, proceeds from sales of property and equipment of $13,451 and proceeds from sales of investments in unconsolidated subsidiaries of $3,360.

      Net cash provided by our financing activities was $1,572 for the nine months ending September 30, 2002. The net cash provided by our financing activities during this period was primarily due to proceeds from common stock issuances of $1,583.

      As of September 30, 2002, we had $49,120 in unrestricted cash and cash equivalents and $179,087 in unrestricted short-term investments. We expect to experience negative cash flow from operating and investing activities at least into 2004 due to continued development of new services and the addition of new end-users to our networks. Our future cash requirements for developing, deploying and enhancing our networks and operating our business, as well as our revenues, will depend on a number of factors including:

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

      We lease certain vehicles, equipment and office facilities under noncancelable operating leases that expire at various dates through 2009. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases. We were also obligated under a capital equipment lease, which expired during 2002.

      Our business plan includes certain discretionary spending that is predicated on certain revenue growth assumptions. If necessary, we will curtail this discretionary spending so that we can continue as a going concern at least through January 1, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. Additionally, based on the advice of our legal counsel, we believe it is more likely than not that certain securities litigation described in Note 8 to our September 30, 2002 condensed consolidated financial statements will ultimately be settled in accordance with the terms of the MOU dated August 10, 2001 executed by us and the plaintiffs in such securities litigation. Therefore, we do not believe that the ultimate settlement of this securities litigation will have a material adverse effect on our ability to continue as a going concern at least through January 1, 2003. However, in the event (1) the MOU is not ultimately approved by the United States District Court and/or (2) the settlement of the aforementioned securities litigation ultimately requires us to disburse additional cash, we will reduce discretionary spending so that we can continue as a going concern at least through January 1, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2001. We do not believe the curtailment of our discretionary spending, if necessary, will have a material adverse effect on the overall execution of our business plan.

      We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until we generate positive cash flows from our operating activities, which we currently anticipate will be in 2004. An adverse business, legal, regulatory or legislative development may require us to raise additional financing or to change our business plan. We also recognize that we may be required to raise additional capital, the amount and timing of which is uncertain considering current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are unfavorable, it will have a material adverse effect on our financial condition, which could require a restructuring, sale or liquidation of our company.

Risk Factors

      The following is a summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to “Part I. Item 1. Business — Risk Factors” found in our 2001 Annual Report on Form 10-K, which was filed with the SEC on March 29, 2002.

•	We may not be able to expand as quickly as we need to achieve profitability.

•	We are dependent on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

•	We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

•	The markets we face are highly competitive and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

•	Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes.

•	We may lose the ability to purchase line-shared services from the traditional telephone companies.

•	We may be unable to obtain access on acceptable terms to remote terminals and other facilities that provide services to end users who are not served by a standard copper phone line from a central office where we can obtain collocation space.

•	Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the laws and regulations could adversely affect our business.

•	Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

•	We may not be able to obtain space for our equipment on premises owned by the traditional local telephone companies on terms that are economical to our business.

•	We cannot predict whether we will be successful because our business strategy is largely unproven.

•	Our business is difficult to evaluate because we have a limited operating history.

•	We have a history of losses and expect losses in the future.

•	We are a party to litigation, and adverse results of such litigation could negatively impact our financial condition and results of operations.

•	Our business may suffer unless financial market conditions improve.

•	The financial uncertainty of the competitive telecommunications industry may continue to cause us to lose orders for our services.

•	We may need to raise additional capital under difficult financial market conditions in order to maintain our operations.

•	Our internal controls need to be improved.

•	We have experienced increased order cancellations and end-user disconnections.

•	We were delisted from the Nasdaq National Market and this limits the public market for our common stock.

•	The price of our common stock may fluctuate significantly, which may result in losses for investors.

•	Future sales or issuances of our common stock may depress our stock price.

•	Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indebtedness, our Stockholder Protection Rights Plan and our compensation arrangements could prevent a change in our control.

•	Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts and investors.

•	Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations.

•	We depend on a limited number of third parties for equipment supply, service and installation.

•	We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

•	The broadband communications industry is undergoing rapid technological changes and new technologies may be superior to the technology we use.

•	A failure of our network could delay or interrupt service to our customers.

•	A breach of network security could delay or interrupt service to our customers.

•	Interference in the traditional telephone companies’ copper plant could degrade the performance of our services.

•	Our intellectual property protection may be inadequate to protect our proprietary rights.

•	We must comply with federal, state and local tax and other surcharges on our service, the levels of which are uncertain.

Forward-Looking Statements

      We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Expected or projected future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements due to a number of factors, including those referred to above under Risk Factors. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” “is likely,” “is probable,” “is possible,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of facts, events or strategies that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	expectations regarding our ability to become cash-flow positive;

•	expectations regarding the extent to which customers roll out our service;

•	expectations regarding our relationships with our strategic partners and other potential third parties;

•	expectations as to pricing for our services in the future;

•	expectations as to the impact of our service offerings on our margins;

•	the possibility that we may obtain significantly increased sales volumes;

•	the impact of advertising on brand recognition and operating results;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including expectations regarding when we anticipate operating on a cash flow positive basis, the adequacy of our cash reserves, our monthly cash usage and the number of installed lines;

•	expectations regarding the time frames, rates, terms and conditions for utilizing “line sharing”;

•	plans to develop and commercialize value-added services;

•	our anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	expectations regarding the development and commencement of our voice services;

•	our plans to expand our existing networks or to commence service in new metropolitan statistical areas;

•	estimates regarding the timing of launching our service in new metropolitan statistical areas;

•	the effect of regulatory reform and litigation; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.

      We disclaim any obligation to update information contained in any forward-looking statement

Item 3.	Market Risk

Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of September 30, 2002 is fixed-rate debt.

Item 4.     Controls and Procedures

      The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our “disclosure controls and procedures” within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures were effective for this purpose, with the exception of controls related to certain network assets as described below.

      As part of the continuing evaluation of our network assets during the three months ended September 30, 2002, we recorded additional depreciation expense of $9,584 related to equipment that was deployed in the network and subsequently replaced as a result of a change in technology. Due to a deficiency in our internal controls related to certain operational procedures for tracking network assets which prevented this matter from being recognized for accounting purposes in a timely manner, the depreciable life of these assets was not adjusted to their remaining economic useful life in prior periods. To address these matters, we have implemented additional operational controls and systems capabilities to track network assets more precisely as they are added to or removed from our network. Additionally, we are making improvements to the process for tracking network assets not deployed in the network.

      During the quarter ended September 30, 2002, we also recorded in network and product costs an additional charge of $1,215 related to the capitalization of certain operating expenses in prior periods. To address this matter, we are adding additional internal processing controls to prevent the capitalization of these operating expenses.

      We believe that these initiatives will adequately address these control matters and we do not anticipate additional material adjustments related to network assets in subsequent periods related to the above described items.

      Except as noted above, there were not any significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings (all dollar amounts are presented in thousands)

      On May 24, 2002, the United States Court of Appeals for the District of Columbia vacated the Federal Communications Commission’s (“FCC”) decision granting competitive local exchange carriers like us the ability to purchase line-shared services from the traditional telephone companies. It is unclear when and if the FCC will issue a new order concerning line-sharing. The FCC and the Company filed a Motion for Reconsideration and a request to stay vacature of the line sharing order with the Court of Appeals pending the FCC’s review of the line sharing order. On September 4, 2002, the Court of Appeal denied the FCC’s and our Motion for Reconsideration, but granted the request to stay vacature of the line sharing order until January 2, 2003. We therefore have the continued right to line sharing until at least January 2, 2003. We also believe that we have a continued right to line-sharing under our interconnection agreements with the traditional telephone companies, but those agreements do allow the traditional telephone companies to renegotiate their terms based on a change in law. If the traditional telephone companies invoke this change-in-law provision, or if the FCC does not issue a new order allowing us to purchase line-shared services, it is possible that the traditional telephone companies could either refuse to sell us such services or could substantially increase the cost of line-shared services, either of which would have a material adverse effect on our business and could even result in a liquidation or sale of our business. The court also remanded the list of unbundled network elements that had been developed by the FCC. The FCC is in the process of reviewing the list of unbundled network elements, which include the transmission facilities and telephone lines that we purchase from the traditional telephone companies in order to provide our services to our customers. If the FCC removes any of our existing transmission facilities or telephone lines from the previous list of unbundled network elements, the traditional telephone companies could either increase the cost of obtaining such transmission facilities and telephone lines or deny us access entirely, which would adversely affect our business.

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

      As of September 30, 2002, there were approximately $10,959 in unresolved claims related to our Chapter 11 bankruptcy proceedings. As of September 30, 2002, we have recorded $9,997 for these unresolved claims in our condensed consolidated balance sheet. However, it is reasonably possible that our unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in our condensed consolidated balance sheet.

      Purchasers of our common stock and purchasers of the convertible notes we issued in September 2000 have filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against us and certain of our present and former officers and directors. These complaints were filed in the United States District Court for the Northern District of California (“District Court”) in the fourth quarter of 2000. The complaints have been consolidated and the lead plaintiff has filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired our securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. We and the officer and director defendants entered into a memorandum of understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which we, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of our bankruptcy plan if it provided for the distribution of $16,500 in cash to be funded by our insurance carriers and 6,495,844 shares of our common stock. The plaintiffs voted in favor of the Plan. The settlement provided for in the MOU is subject to the approval of the District Court, which preliminarily approved the settlement on October 29, 2002. The 6,495,844 shares issuable to the plaintiffs upon such approval by the District Court were issued on the Effective Date of the bankruptcy and are being held by us in escrow, pending approval by the District Court. We believe we have strong defenses to the claims alleged in the lawsuit and intend to contest the lawsuit vigorously if the District Court does not approve the final settlement. Because this action is at an early stage, however, we are unable to provide an evaluation of the ultimate outcome of the litigation if the court does not approve the final settlement agreement. Although we believe it is more likely than not that this settlement will be completed, we do not expect this process to be completed for several months.

      In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, we also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing claims in this lawsuit that are similar to our claims against Verizon. Both courts dismissed some of our claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed our remaining claims on other grounds. We voluntarily dismissed our remaining claims in the BellSouth case so we could pursue certain issues on appeal. We have appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth has requested a rehearing before the Eleventh Circuit and that request is still pending. We cannot predict the outcome of these matters.

      On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. It claims that we falsified trouble ticket reports with respect to the phone lines that we ordered and made false statements to the public and governmental authorities critical of Verizon, and seeks unspecified monetary damages (characterized as being in the “millions”) and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.

      Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against us and several former and current officers and directors in addition to some of the underwriters in our stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002 the plaintiffs amended their complaint and removed us as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that we failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. We believe we have strong defenses to these lawsuits and we intend to contest them vigorously. However, because these lawsuits are at an early stage, we are unable to provide an evaluation of the ultimate outcome of the litigation.

      A manufacturer of telecommunications hardware named “COVID” has filed an opposition to our trademark application for the mark “COVAD and design” and is seeking to cancel our registration of the COVAD trademark. We do not believe that this opposition has merit, but trademark proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the “COVAD” name. In September 2000, COVID also filed a complaint in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. COVID is seeking an injunction to stop us from using the COVAD trademark, as well as an award of monetary damages. We do not believe that these claims have any merit, but the outcome of litigation is unpredictable and we cannot guarantee that we will prevail.

      We are also a party to a variety of legal proceedings as either plaintiff or defendant, or are engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We do not believe the ultimate outcome of these matters will have a material impact on our consolidated financial position and results of operations. However, litigation is inherently unpredictable and there is no guarantee we will prevail or otherwise not be adversely affected.

      We are, subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general, and our interconnection agreements in particular. In some cases, we may be deemed to be bound by or we may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm our business.

      In addition, we are engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with several traditional telephone companies. These negotiations, arbitrations and proceedings concern the traditional telephone companies’ denial of physical central office space to us in certain central offices, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. However, an unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on our consolidated financial position and results of operations if we are denied or charged higher rates for transmission lines or central office spaces.

Item 2.     Changes in Securities and Use of Proceeds

      On September 4, 2002, in conjunction with the execution of a five-year Broadband Internet Access Service Agreement (the “Broadband Agreement”) with America Online, Inc. (“AOL”), a wholesale customer, we granted AOL three warrants to purchase an aggregate of 3,500,000 shares of the our common stock. We did not receive any additional purchase price for our issuance of the warrants. The first warrant is for 1.5 million shares at $1.06 per share, the second warrant is for 1 million shares at $3.00 per share and the third warrant is for 1 million shares at $5.00 per share.

      Such warrants were immediately exercisable, fully vested and non-forfeitable at the date of grant. The warrants were issued in a private placement under section 4(2) of the Securities Exchange Act of 1933.

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      On July 25, 2002, we held our Annual Meeting of Stockholders. Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

      Proposal 1 — The election of three Class II directors to serve on our Board of Directors for a term to expire at the third succeeding annual meeting and until their successors are elected and qualified.

Name	For	Withheld

Charles E. Hoffman	191,919,970	6,433,748
Charles McMinn	192,859,746	5,493,972
Robert Hawk	191,221,803	7,131,915

      Proposal 2 — Ratification of independent auditors, Ernst & Young LLP, for the 2002 fiscal year: 191,346,619 votes in favor, 6,726,753 votes against, and 280,347 votes abstained.

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      a.     Exhibits:

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b.     Reports on Form 8-K

      On July 2, 2002, the Company filed a current report on Form 8-K, pursuant to Item 5 thereof, reporting (i) that L. Dale Crandall joined the Company’s Board of Directors and will serve on its audit committee and (ii) that Brad Sonnenberg was promoted to senior vice president and general counsel of the Company.

      On July 26, 2002, the Company filed a current report on Form 8-K, pursuant to Item 5 thereof, reporting that Richard A. Jalkut joined the Company’s Board of Directors.

      On September 5, 2002, the Company filed a current report on Form 8-K, pursuant to Item 5 thereof, reporting that the Company signed a five year Broadband Internet Access Services Agreement with America Online, Inc.

      On September 23, 2002, the Company filed a current report on Form 8-K, pursuant to Item 5 thereof, reporting that the Company signed a three year Broadband Internet Access Services Agreement with AT&T Corp.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman
President, Chief Executive Officer and Director

Date: November 7, 2002

By:	/s/ MARK RICHMAN

Mark Richman
Executive Vice President and
Chief Financial Officer

Date: November 7, 2002

CERTIFICATIONS

      I, Charles E. Hoffman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Covad Communications Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman
President, Chief Executive Officer and Director

Date: November 7, 2002

      I, Mark Richman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Covad Communications Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ MARK RICHMAN

Mark Richman
Executive Vice President and
Chief Financial Officer

Date: November 7, 2002

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.