Form 10-K
period 2002-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2003-03-20
CIK 1043769

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-25271

COVAD COMMUNICATIONS GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0461529
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3420 Central Expressway, Santa Clara, California 95051

Registrant’s telephone number, including area code:
(408) 616-6500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

Stock Purchase Rights Pursuant To Rights Agreement
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) Yes  ☐ No  ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2002 as reported on the OTC Bulletin Board, was approximately $258.8 million. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES [x] NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 17, 2003, there were 223,511,240 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

PART I

ITEM 1. BUSINESS

     The following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding our growth rates, cash needs, the adequacy of our cash reserves, relationships with customers and vendors, market opportunities, legislative and regulatory proceedings, operating and capital expenditures, expense reductions and operating results. Actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Part I. Item 1. Business—Risk Factors” and elsewhere in this Report.

     We disclaim any obligation to update information contained in any forward-looking statement. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements.”

Overview

     We are a leading provider of high-speed Internet connectivity and related communications services. Our services include a range of high-speed, high-capacity, or broadband, Internet access connectivity and related services using digital subscriber line (“DSL”), T-1, Virtual Private Network (“VPN”) and firewall technologies. With over 1,800 collocation facilities, we believe we have the largest contiguous national broadband network. We provide services throughout the United States in 94 metropolitan statistical areas (“MSA”). As of December 31, 2002, we had approximately 381,000 DSL and other high-speed lines in service. We sell services indirectly through resellers, as well as directly through Covad.net.

     The majority of our sales are generated by more than 150 resellers, including AT&T Corporation (“AT&T”), America Online, Inc. (“AOL”), XO Communications, Inc. (“XO Communications”), EarthLink, Inc. (“EarthLink”), Sprint Corporation (“Sprint”), Megapath Networks, and Speakeasy.net. Although wholesale line growth in 2002 was slowed by the financial difficulties faced by some of our partners and churn (which represents end user disconnections), we installed more than 168,000 lines and ended the year with approximately 339,000 lines in service in the reseller channel. Future wholesale growth will be supported by marketing contracts we signed in 2002 with key Internet service providers (“ISP”) and telecommunications carriers, including AOL, AT&T and Sprint.

     Covad.net, our direct channel, ended 2002 with approximately 42,600 lines in service, up from 14,600 lines at the end of the previous year. Covad.net sells products through multiple channels including telesales, field sales, affinity partner programs, and our website. Covad.net focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. Covad.net also provides dial-up Internet access services to approximately 49,000 subscribers as of December 31, 2002, primarily as a private label offering to affinity groups as well as a complimentary service to Covad broadband customers.

     We were originally incorporated in California as Covad Communications Company in October 1996. In July 1997, we were incorporated in Delaware as Covad Communications Group, Inc., a holding company that conducts substantially all of its business through its subsidiaries. We introduced our services commercially in the San Francisco Bay Area in December 1997.

     On August 15, 2001, Covad Communications Group, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, for the purpose of confirming a pre-negotiated plan of reorganization with the majority holders of our debt. The petition was filed with the United States Bankruptcy Court for the District of Delaware. On December 13, 2001, the Bankruptcy Court entered its order confirming the plan of reorganization. On December 20, 2001, the plan of reorganization was consummated. Under the plan of reorganization, we were able to retire approximately $1.4 billion in aggregate face amount of outstanding notes. For additional information see “Part II Item 8. Notes to Consolidated Financial Statements, Note 3, Reorganization Under Bankruptcy Proceedings.”

Recent Developments

     On February 20, 2003, the Federal Communications Commission (“FCC”) issued a press release announcing the results of its Triennial Review. Based on our understanding of such press release, the FCC’s Triennial Review is a significant development for us for the following reasons:

•	The FCC announced that it is phasing out its rule requiring line-sharing over a three-year period. Line-sharing currently allows us to provision services using asymmetric DSL (“ADSL”) technology over the same telephone line that the local telephone company is using to provide voice services. The federal rules requiring line-sharing will be phased out over a three-year period, during which we will be required to transition our existing line-sharing customers to new arrangements. New line-sharing customers may be acquired at regulated rates only during the first year of the transition. During each year of the transition, the FCC-mandated maximum price for the high-frequency portion of the phone line will increase incrementally towards the cost of a separate phone line. This means that, unless we reach agreements with the local telephone companies that will provide us with continued access to line-sharing, we will be required to purchase a separate telephone line in order to provide services to an end-user. The cost of a separate phone line is significantly higher than the cost of a shared line. As of December 31, 2002, we had approximately 169,000 subscriber lines using line-sharing arrangements.

•	The FCC also announced that the local telephone companies would not be required to allow us to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless we reach agreements with the local telephone companies, we will be unable to provide our most commonly-used services to end-users served by fiber-fed lines. This is significant for our business because it preserves a substantial limit on the addressable market for our services, thereby limiting our growth. In addition, the local telephone companies are increasing their deployment of fiber-fed remote terminal architectures, which could decrease our addressable market. We currently have no lines in service using packet-switching capabilities of fiber-fed telephone lines.

•	The FCC announced that, if the state public utilities commissions deem it appropriate, companies that compete with the local telephone companies would continue to have access to the local telephone companies’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platform (“UNE-P”). Under this arrangement these competitive telecommunications companies purchase phone lines in order to provide voice and data services. The continued existence of the UNE-P provides us with the opportunity to potentially bundle our data services with the voice services of these companies.

     The FCC has not yet issued its order in the Triennial Review and it is uncertain when that order will be released. Without that order, it is difficult for us to evaluate the full impact of the FCC’s decision on our business. However, based on the FCC’s announcement, it appears that at some point we will be required to purchase a separate telephone line in order to provide services to an end-user, unless we reach agreements with the local telephone companies that provide us with continued access to line-sharing. The cost of a separate phone line is significantly higher than the cost of a shared line. If we are unable to obtain from the traditional telephone companies reasonable line-sharing rates substantially below the cost of a separate telephone line, we may stop selling stand-alone consumer grade services, which would slow the growth of our revenue and require us to significantly change our business plan.

     On September 23, 2002, we announced that we signed a three-year agreement with AT&T that provides it with the ability to purchase our wholesale consumer-grade broadband Internet access services. AT&T began placing orders for these services in the fourth quarter of 2002. On January 1, 2003, we announced that we amended this agreement to add additional services and grant AT&T three warrants to purchase an aggregate of 3,000,000 shares of our common stock at prices ranging from $0.94 to $5.00 per share.

     Beginning in January 2003, we realigned our business into two distinct segments to better focus on differences in product and services requirements and marketing channels. These business units are Covad Strategic Partnerships (“CSP”) and Covad Broadband Solutions (“CBS”). Prior to 2003, our business segments were wholesale and direct based on whether the end-user was serviced and billed through a wholesale customer relationship or directly through Covad.net.

     CSP focuses on delivering services to small business, small office/home office (“SoHo”), and consumer customers. CSP sells its services entirely through wholesale relationships with larger ISP’s, telecommunications carriers and other large resellers. We believe the customer requirements of these larger strategic partners require more individualized attention. These larger resellers include AT&T Corporation, SBC, EarthLink, Inc., AOL, Megapath Networks, Speakeasy.net, XO Communications, WorldCom and Sprint.

     CBS focuses on the small business and SoHo markets. CBS sells services directly to end-users as well as through independent authorized sales agents, smaller wholesale resale relationships, consisting primarily of small regional ISPs.

     We believe the establishment of CSP and CBS with separate general management will better serve these markets and will increase financial accountability. Andrew S. Lockwood, previously senior vice president of marketing, was appointed EVP and General Manager, Covad Strategic Partnerships. Patrick Bennett, EVP and General Manager, Covad Broadband Solutions, leads CBS. Mr. Bennett was previously EVP and General Manager for our direct segment.

Industry Background

     DSL technology first emerged in the 1990’s and is commercially available today to address performance bottlenecks of the public switched telephone network. DSL equipment, when deployed at each end of standard copper telephone lines, increases the data carrying capacity of copper telephone lines from analog modem speeds of up to 56.6 kilobits per second (for the fastest consumer modems) and ISDN speeds of up to 128 kilobits per second to DSL speeds of up to 8 megabits per second downstream and up to 1.5 megabits per second upstream, depending on the length and condition of the copper line.

     The passage of the 1996 Telecommunications Act created a legal framework for competitive telecommunications companies to provide local, analog and digital communications services in competition with the traditional telephone companies. The 1996 Telecommunications Act eliminated a substantial barrier to entry for competitive telecommunications companies by enabling them to use the existing infrastructure built by the traditional telephone companies rather than constructing a competing infrastructure at significant cost. The FCC develops and implements rules under the 1996 Telecommunications Act. The 1996 Telecommunications Act, as interpreted by the FCC, requires traditional telephone companies, among other things, to:

•	allow competitive telecommunications companies to lease telephone lines on a line-by-line basis;

•	provide central office space for the competitive telecommunications companies’ DSL and other equipment required to connect to leased telephone lines;

•	lease access on traditional telephone companies’ inter-central office backbone to link the competitive telecommunications companies’ equipment; and

•	allow competitive telecommunications companies to electronically connect into traditional telephone companies’ operational support systems to place orders and access their databases.

Our Service Offerings

     We offer ten business-grade services, three consumer grade services and two managed security services. Our business grade services are offered under the TeleSpeed (six services), TeleSoho (two services) and TeleXtend (three services) brands and our consumer-grade services are offered under the TeleSurfer brand (two services). CBS offers Managed security services and VPN services under the TeleDefend brand, in addition to email and hosting services. In addition, resellers may purchase high-capacity network backhaul services from us to connect their facilities to our network or to the Internet and direct technical support for their end-users.

     We believe that substantially all, if not all, of the potential end-users in our service areas generally can be served with one of our services. The specific number of potential end-users who qualify for service will vary by central office, by region and will be affected by line quality. Prices for our end-user services vary depending upon the performance level of the service and the underlying technology used to deliver the service. Our prices also vary for high volume customers that are eligible for volume discounts. See “Item 1. Business—Risk Factors—We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow” for a discussion of some of the risks associated with our ability to sustain current price levels in the future.

TeleSpeed

     We launched service in December 1997 with our TeleSpeed services. These services are intended to connect individual end-users on previously unused conventional telephone lines to our DSL equipment in their serving central office and from there to our network serving that metropolitan statistical area. The particular TeleSpeed service available to an end-user depends in large part on the end-user’s distance to their respective central office.

TeleSoho

     TeleSoho. Our TeleSoho service was introduced in September 2001. We designed this service for the Small Office/Home Office (“SoHo”) customer segment, with merged features from our consumer and business services. The service is asymmetric, offering speeds up to 3.0 megabits per second downstream and up to 384 kilobits per second upstream, and can be delivered to customers using a self or professional installation. TeleSoho is provisioned with an ADSL router capable of supporting up to four end-users and can support one fixed IP address.

TeleXtend

     Our TeleXtend services were introduced in November 2001. These services allow end-users to connect to our network equipment in their local central office and from there to our network serving that metropolitan statistical area. The TeleXtend services available to end-users are not limited by distance from the servicing central office. As of December 31, 2002, TeleXtend services were available in 839 central offices.

TeleSurfer

     Our TeleSurfer service was introduced in April 1999 and is designed for consumers. This service is asymmetric, offering speeds up to 1.5 megabits per second downstream and up to 128 kilobits per second upstream. We generally deliver this service to customers using a self installation over a line-shared loop. Line-sharing and self installation reduce the monthly recurring cost and the up-front cost for installation of the service.

Asynchronous Transfer Mode (“ATM”) Services

     We also provide DS3 and OC3 circuit backhaul services from our regional network to a reseller’s site. This service aggregates individual end-users in a metropolitan statistical area and transmits the packet information to the customer on a single high-speed line. The service utilizes ATM protocol that operates at up to 45 megabits per second for DS3 circuits and up to 155 megabits per second for OC3 circuits.

Broadband Internet Access Service

     This service currently bundles Internet protocol services with our high-speed connectivity services to provide a complete connection to the public Internet. The additional Internet protocol services include end-user authentication, authorization and accounting, Internet protocol address assignment and management, domain name service and Internet protocol routing and connectivity.

Value-Added Services

     In addition to access services, we offer three suites of value-added services to end-users that purchase our service directly from us. These services include:

     TeleDefend This service is designed to meet the security and private networking needs of small to medium-size businesses. TeleDefend is a managed and monitored service. We currently offer two versions of TeleDefend –

TeleDefend Firewall, which protects businesses with only one site, and TeleDefend VPN/Firewall, which allows businesses with multiple sites to communicate securely.

     TeleXchange In December 2002, we introduced our first voice service in the San Francisco Bay Area. TeleXchange service combines business class DSL service with telephone voice service, including unlimited local usage, free long-distance minutes, and free calling features. It is currently available in a 4-line and 8-line option.

     Email and Web Hosting In March 2003, we introduced our first suite of stand alone email and web hosting services. These services will target small to medium-size businesses. These services will allow such companies to have a custom domain name (e.g. www.mybusiness.com) as well as business-class email and web hosting. All services will come with anti-spam and anti-virus protection and easy-to-use website building tools and templates.

Wholesale

     We sell our wholesale services to Internet services providers, telecommunications carriers and other resellers. These resellers purchase our services on a wholesale basis and sell these services under their own brand. We had over 150 resellers as of December 31, 2002. For the year ended December 31, 2002, our 30 largest resellers collectively comprised 93.3% of our total wholesale net revenues and 79.5% of the Company’s total net revenues. For the year ended December 31, 2002, EarthLink, one of our resellers accounted for 20.0% of our total net revenues. As of December 31, 2002, we had approximately 339,000 end-users purchasing services through our resellers.

     Our agreements with our resellers generally have terms of one year and are nonexclusive. We generally do not require these resellers to generate a minimum number of end-users, but we grant volume discounts based on subscriber volume.

Direct

     We also sell our services directly to end-users. We sell a suite of enhanced services directly to end-users in certain markets by using a direct field sales force, telephone sales, websales and a variety of third parties as referral resources. Our approach to this market is to combine our high quality national network with other features to deliver value added services to small offices, home offices and small and medium size businesses. As of December 31, 2002, we had approximately 42,600 end-users purchasing services directly from us.

Sales and Marketing

Wholesale Strategy

     Our wholesale strategy is to enter into relationships with leading Internet service providers and telecommunications companies, including competitive telecommunications carriers and interexchange carriers. We offer our partners a range of DSL and T1 services that they in turn offer their business and consumer end-users. They can either combine our DSL and T1 lines with their own Internet access services under their own brand or purchase our lines and Internet access services and resell the combination to their customers.

     We believe that strategic partners like EarthLink, SBC Communications, AOL, AT&T and Sprint will increase the revenues we derive from the broadband market in the enterprise, small and medium-size businesses, SoHo and consumer segments more rapidly and profitably. Given the cost of customer acquisition in the DSL market, leveraging the brand of our partners, their customer bases, and embedded direct and indirect sales channels offer us an attractive opportunity.

     We provide these strategic partners with a dedicated sales and marketing organization. We work jointly with our partners to develop and fund marketing programs that are specific to their target markets, product offerings and sales objectives. We work to improve the cost of acquisition by assisting these partners with direct marketing, promotions, and incentive programs.

Direct Strategy

     Our direct sales efforts focus on providing broadband services to very small to medium sized businesses. We sell to our target customers through multiple sales channels: telesales, web sales, field sales, and “Alliance Network” sales (e.g., sales through agents and authorized resellers).

     Our marketing programs and communications to small businesses are designed to increase brand awareness and encourage potential customers to contact our telesales center or visit our web site. Our marketing campaigns are national in scope, are supported by offers that encourage potential customers to purchase our services, and employ a wide variety of media, including on-line advertisements, direct mail, radio and TV. In addition, we employ outbound telesales to follow up on leads generated from the marketing campaigns.

     Our telesales and field sales channels sell our services via outbound calling and prospecting in the field. Our telesales groups make outbound calls to people who have visited our web site and to lists of pre-qualified businesses that match the profile of customers who have purchased DSL from Covad in the past. The field sales organization targets larger companies with many branch offices that have “small business like” broadband needs, such as connecting remote offices back to the corporate center. Typical companies that field sales have sold to in the past include restaurant chains and franchise organizations.

     In 2002, we expanded our agent sales channel. Agents are typically VARs and telecom specialists that have existing relationships with businesses and receive commissions in exchange for referring a customer to us. Sales from agents increased in 2002, and we plan to further expand this channel.

Service Deployment and Operations

     ISPs, telecommunications carriers and corporate information technology managers typically have had to assemble their digital communications connections using multiple services and equipment suppliers, leading to additional work, cost and coordination problems. With our services, we emphasize a “one-stop” service solution for our customers. This service solution includes:

•	end-user premises wiring and modem configuration;

•	ongoing network monitoring and customer reporting;

•	customer service and technical support; and

•	operational support systems that reduce costs and improve performance for us and our customers.

Network Architecture and Technology

     We designed our network to provide the following attributes, which we believe are important requirements for our existing and potential customers:

     Consistent and Scalable Performance. We believe that eventually public packet networks will evolve to replace the analog modems currently deployed in the United States. As such, we designed our network for scalability and consistent performance to all users as the network grows. We have designed a nation-wide network that is organized around our regional metropolitan areas and interconnected across the country.

     Intelligent End-to-End Network Management. Because customers’ and end-users’ lines are continuously connected, they can also always be monitored. We have visibility from the Internet service provider or enterprise site across the network and to the end-user’s premises equipment. Because our network is centrally managed, we can identify and dynamically enhance network quality, service and performance and address network problems promptly.

     Flexibility. We have designed our network to be flexible in handling various types of network traffic, starting with data, but extending to real-time voice and video information in the future. This flexibility will allow us to carry not only value-added services such as voice over DSL, but will also allow us to control the prioritization of content delivery over our national network. We accomplish the prioritization and quality of service control using ATM technology which allows us to support both non-real time and real time applications and provides fair allocation of bandwidth among customers.

     Network Operations Centers. Our entire network is managed from a network operations center located in the San Francisco Bay Area. We provide end-to-end network management using advanced network management tools on a 24x7 basis, which enhances our ability to address performance or connectivity issues before they affect the end-user experience. From the network operations center, we can monitor the equipment and circuits in our Internet access points, national backbone network, each metropolitan network, each central office (including DSLAMs) and potentially individual end-user lines (including the DSL modems).

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

     Private Metropolitan Network. We operate our own private metropolitan network in each region that we enter. The network consists of high-speed communications circuits that we lease to connect our hubs, our equipment in individual central offices, our Internet access points, and our resellers and direct customers with multiple locations. We have deployed leased fiber optic networks using SONET technology in two of our major metropolitan areas. These metropolitan networks operate at speeds of 45 megabits per second to 4.8 gigabits per second.

     Central Office Spaces. Through our interconnection agreements with the traditional telephone companies, we have secured space in every central office where we offer service. These central office spaces are designed to offer the same high reliability and availability as the traditional telephone company’s other central office space. We require access to these spaces for our equipment and for persons employed by or under contract with us. We place DSLAMs in our central office spaces to provide the high-speed DSL signals on each copper line to our end-users. As of December 31, 2002, we had more than 1,800 operational central offices.

     Telephone Lines. We lease the telephone lines running to end-users from the traditional telephone companies under terms specified in our interconnection agreements. We lease lines that, in numerous cases, must be specially conditioned by the traditional telephone companies to carry digital signals, usually at an additional charge relative to that for voice grade telephone wires. We also provide some of our services over telephone lines that already carry the voice service of a traditional telephone company. Based on the FCC’s recent announcement in the Triennial Review, our continuing ability to use these line-shared telephone lines is dependent on our ability to enter into agreements with the traditional telephone companies.

     DSL Modems and On-Site Connection. We buy DSL modems from our suppliers for resale to our customers. We configure and install these modems along with any required on-site wiring needed to connect the modem to the copper line leased from the traditional telephone company. DSL modems are also included in self-installation kits provided by us or our resellers and are shipped to end-users to perform their own installation.

     Ongoing Network Development. Our ongoing service development and engineering efforts focus on the design and development of new technologies and services to increase the speed, efficiency, reliability and security of our network and to facilitate the development of network applications by ourselves and third parties that will increase the use of our network.

Competition

     The markets for business and consumer Internet access and network access services are intensely competitive, and we expect these markets will become increasingly competitive in the future. The principal bases of competition in our markets include (in no particular order):

•	price/performance;

•	discounted rates for bundles of services;

•	breadth of service availability;

•	reliability of service;

•	network security; and

•	ease of access and use.

     We face competition from traditional telephone companies, cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers.

     Traditional Telephone Companies. All of the largest traditional telephone companies in our target markets offer DSL services. As a result, the traditional telephone companies represent strong competition in all of our target service areas and we expect this competition to intensify. The traditional telephone companies have an established brand name and reputation for quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, own the telephone lines themselves and can bundle digital data services with their existing voice services to achieve economies of scale in serving their customers. Certain of the traditional telephone companies are aggressively pricing their consumer DSL services as low as $34.95 per month, placing pricing pressure on our consumer grade services. The traditional telephone companies are also able to offer consumer services through remote terminals, and the FCC announced in its Triennial Review that the telephone companies would not be required to provide us with access to remote terminals.

     Cable Modem Service Providers. Cable modem service providers such as Comcast Corp, Cox Communications, AOL Time Warner and Charter Communications are deploying high-speed Internet access services over hybrid fiber-coaxial cable networks. Hybrid fiber-coaxial cable is a combination of fiber optic and coaxial cable and has become the primary architecture utilized by cable operators in recent and ongoing upgrades of their systems. Where deployed, these networks provide similar and in some cases higher-speed Internet access than we provide.

     Competitive Telecommunications Companies. Many competitive telecommunications companies, such as DSL.net, Inc., Mpower Communications Corporation and New Edge Networks, Inc., offer high-speed digital services using a business strategy similar to ours. Some of these competitors offer DSL-based access services, and others are likely to do so in the future. Companies such as XO Communications and Allegiance Telecom have extensive fiber networks in many metropolitan areas, primarily providing high-speed digital and voice circuits to large corporations and have deployed DSL equipment and provide DSL-based services. They also have interconnection agreements with the traditional telephone companies pursuant to which they have acquired central office space in many markets targeted by us.

     National Interexchange Carriers. Interexchange carriers, such as AT&T, Sprint, WorldCom, Qwest and Level 3 Communications, have deployed large-scale Internet access networks or ATM networks, sell connectivity to businesses and residential customers and have high brand recognition. In early 2001, AT&T and WorldCom purchased the DSL networks of two of our former competitors. They also have interconnection agreements with many of the traditional telephone companies and a number of spaces in central offices from which they are currently offering or could begin to offer competitive DSL services. Many of these companies provide DSL-based services in competition with us. In addition, some of these companies, such as AT&T and UUNET Technologies (a WorldCom company) are our resellers.

     Internet Service Providers. Internet service providers such as Genuity, UUNET Technologies (a WorldCom company), EarthLink, XO Communications and Speakeasy.net provide Internet access to residential and business customers, generally using a variety of telecommunications services such as T1, satellite, wireless, dial-up, ISDN and DSL services. These Internet service providers can and do compete with us in certain instances at the retail level and at the wholesale level. To the extent we are not able to recruit Internet service providers as customers for our service, Internet service providers resell our competitors’ services and could even become competitive DSL service providers themselves.

     On-Line Service Providers. On-line service providers include companies such as AOL Time Warner and MSN (a subsidiary of Microsoft Corp.) that provide, over the Internet and through proprietary on-line services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access which enables the provision of digital services to a significant number of consumers. In addition, they provide Internet connectivity, ease-of-use and consistency of environment. Many of these on-line service providers have developed their own access networks for modem connections. AOL Time Warner owns certain cable systems throughout the United States. Some of these systems offer cable modem service and AOL has begun the deployment of its Internet services over these networks.

     Wireless and Satellite Data Service Providers. Wireless and satellite data service providers continue to develop wireless and satellite-based Internet connectivity. We face competition from terrestrial wireless services including: third-generation wireless networks, two Gigahertz (“Ghz”) and 28 Ghz wireless cable systems (Multi-channel Microwave Distribution System (“MMDS”) and Local Multi-channel Distribution System (“LMDS”)), and 18 Ghz, 39 Ghz and 50 Ghz point-to-point and point-to-multi-point microwave systems. Some of our resellers, such as WorldCom and XO Communications hold many of these microwave licenses and are offering broadband data services over this spectrum. Companies such as Teligent Inc. and WinStar Communications, Inc., hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing. Many of the companies that have historically offered these alternative connectivity solutions have scaled back their operations, suspended service, or sold their operations. Winstar Communications sold substantially all of its operating assets in its bankruptcy proceedings to IDT Corporation and Aerie Networks recently acquired the Ricochet Network from the bankruptcy proceedings of Metricom, Inc. Many of these wireless providers are having some difficulty with these newer technologies as they are relatively immature. Third generation cellular (3G) or augmented second generation cellular (2.5G) systems are being deployed or are expected to be deployed in the near future by providers such as AT&T Wireless, Cingular, Sprint, Verizon and Voice Stream. These wireless services tend to have equal or slower speeds than DSL and are generally more expensive to deploy.

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

     From time to time, our competitors have used the difficulties faced by competitive telecom companies to attempt to dissuade potential customers from purchasing our services. These efforts may continue in the near future, which may lead to reduced demand for our services and higher disconnection rates.

Interconnection Agreements with Traditional Telephone Companies

     A critical aspect of our business is our interconnection agreements with the traditional telephone companies. These agreements cover a number of aspects including:

•	the price we pay to lease access (both for stand-alone lines and line-shared lines) to the traditional telephone company’s telephone lines;

•	the special conditioning the traditional telephone company provides on certain of these lines to enable the transmission of digital signals;

•	the price and terms of central office space for our equipment in the traditional telephone company’s central offices;

•	the price we pay and access we have to the traditional telephone company’s voice and data transport facilities;

•	the interfaces that we can use to place orders, report network problems and monitor the traditional telephone company’s response to our requests;

•	the dispute resolution process we use to resolve disagreements; and

•	the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of the traditional telephone company relationship.

     We have entered into interconnection agreements with or otherwise obtained interconnection rights from the different major traditional telephone companies in all the states covering our metropolitan statistical areas. Traditional telephone companies often do not agree to our requested provisions in interconnection agreements. When we cannot agree, the 1996 Telecommunications Act provides for arbitration of interconnection agreement terms before state commissions. We have not consistently prevailed in obtaining all of our desired provisions in such agreements.

     Many of our interconnection agreements have a term of three years. A party can request renegotiation of these agreements prior to the agreement’s expiration date if there is a change in law. It is possible that one or more of the telephone companies will claim that the Triennial Review order is a change in law that gives them the right to renegotiate these agreements and remove those provisions that allow us to purchase line-sharing. We will also have to renew these agreements when they expire. Although we expect to renew the interconnection agreements that require renewal and believe the 1996 Telecommunications Act limits the ability of traditional telephone companies not to renew such agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. Additionally, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. In the past, these disputes have delayed our deployment of our network. Such disputes have also adversely affected our service to our customers and our ability to enter into additional interconnection agreements with the traditional telephone companies in other states. Finally, the interconnection agreements are subject to state commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that hurts our business.

Government Regulation

     Overview. Our services are subject to a variety of federal regulations. With respect to certain activities and for certain purposes, we have submitted our operations to the jurisdiction of state and local authorities who may also assert more extensive jurisdiction over our facilities and services. The FCC has jurisdiction over all of our services and facilities to the extent that we provide interstate and international services. To the extent we provide identifiable intrastate services, our services and facilities are subject to state regulations. Rates for the services and network elements we purchase from the traditional local telephone companies are, in many cases, determined by the states, consistent with federal law. In addition, local municipal governments assert jurisdiction over our facilities and operations. The jurisdictional reach of the various federal, state and local authorities is uncertain because it is subject to ongoing controversy and judicial review.

     Federal Regulation. We must comply with the requirements of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, as well as the FCC’s regulations under the statute. The 1996 Telecommunications Act eliminates many of the pre-existing legal barriers to competition in the telecommunications and video programming communications businesses, preempts many of the state barriers to local telecommunications service competition that previously existed in state and local laws and regulations and sets basic standards for relationships between telecommunications providers. The law delegates to the FCC and the states broad regulatory and administrative authority to implement the 1996 Telecommunications Act.

     Among other things, the 1996 Telecommunications Act removes barriers to entry in the local telecommunications market. It also requires that traditional telephone companies provide nondiscriminatory access and interconnection to potential competitors. Regulations promulgated by the FCC under the 1996 Telecommunications Act specify in greater detail the requirements imposed on the traditional telephone companies to open their networks to competition by providing competitors interconnection, central office and remote terminal space, access to unbundled network elements, retail services at wholesale rates and nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. The requirements allow companies like us to interconnect with the traditional telephone companies in order to provide local telephone exchange services and to offer our TeleSpeed, TeleSurfer and TeleXtend services.

     As discussed above in “Recent Developments”, the FCC’s recently announced decision in the Triennial Review is a significant regulatory development for our business.

     In February 2002, the FCC opened an inquiry into how its existing regulations impact the retail deployment of broadband services by the nation’s phone companies. Although we do not believe that the outcome of this proceeding should impair our ability to purchase unbundled network elements, we anticipate that phone companies may argue that it does advance such an argument. While we do not believe such an argument should prevail, we cannot provide any assurance at this point.

     Aside from rulemaking proceedings, other actions by the FCC impact our business. The 1996 Telecommunications Act also allows the Regional Bell Operating Companies or “RBOCs” (now BellSouth, Verizon, SBC and Qwest) to provide interLATA long distance services in their own local service regions upon a showing that the RBOC makes its own facilities available for interconnection and access to companies like us in accordance with the Act. Where appropriate, we are active in the RBOC long distance entry process before the state commissions, the FCC and the Department of Justice, all of which have a role in ensuring that the RBOC provides access and interconnection as required by the Act. The FCC has approved thirty-five RBOC applications to date. There are several other RBOC applications for long distance authority currently pending at the FCC, and more filings are anticipated in the immediate future. Given the FCC’s grant of numerous applications, the FCC is likely to thereafter grant similar applications by RBOCs in other states. We have opposed such applications where we believe we have not received access and interconnection as required by the Act. We expect that grants of long-distance authority to RBOCs will reduce the level of cooperation we receive from each of the RBOCs.

     In addition, the 1996 Telecommunications Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. Since passage of the 1996 Act, traditional telephone company tariff filings at the FCC, including filings for DSL services, have been subjected to increasingly less regulatory review. In particular, without substantive review of the cost support for traditional telephone company DSL services, rates for those services may be below cost and may facilitate price squeezes, predatory pricing or other exclusionary strategies by traditional telephone companies that harm our business. In addition, the FCC is considering whether it should eliminate regulations that apply to the traditional telephone companies’ provision of services that are competitive with ours. We expect that any regulatory freedom granted to the traditional telephone companies will increase the competition we face from the traditional telephone companies’ services. In December 2001, the FCC sought comments on whether it should treat the DSL retail services of traditional telephone companies as “non-dominant” services. If the FCC declares such services non-dominant, the FCC might eliminate the tariff filings for DSL services, including the requirement that the telephone companies provide cost support for their pricing determinations. The elimination of the tariffing and cost imputation requirements would facilitate telephone company price squeezes and similar predatory conduct, which could raise the prices we pay for crucial inputs to our business. Although the FCC has not publicly signaled its intent in this proceeding, the chance that the FCC will lift some or all of these safeguards is a risk to our ability to secure timely access to network elements at a sustainable price.

     Further, the 1996 Telecommunications Act provides the FCC with the authority to forbear from regulating entities such as us who are classified as “non-dominant” carriers. The FCC has exercised its forbearance authority. As a result, we are not obligated to obtain prior approval from the FCC for our interstate services or file tariffs for such services. We have generally determined not to file tariffs for our interstate services. We provide our interstate services to our customers on the basis of contracts rather than tariffs. We believe that it is unlikely that the FCC will require us to file tariffs for our interstate services in the future. We are, however, required to submit to certain obligations that attach to all telecommunications carriers. For example, we are required to make quarterly payments into the federal universal service fund (“FUSF”). The FUSF is a federal fund to support various programs that ensure the availability of telecommunications services to, for example, schools, libraries, hospitals, and in high-cost regions of the country. We are required to pay a percentage of our interstate and international telecommunications revenue to the FUSF, and we generally pass that percentage through to our customers pursuant to FCC rules. The amount we are required to pay into the FUSF varies depending on the breakdown between, for example, our telecommunications revenue and non-telecommunications (such as equipment sales and installation services) revenue. In addition, we are not required to pay into the FUSF for any information services revenue. The FCC has a proceeding underway to reexamine its FUSF contribution rules, and the FCC and its FUSF collection agent periodically change the rules related to those contributions, including the percentage and time period of interstate telecommunications revenue that a carrier must contribute to the FUSF. To the extent those rules are changed, or interpretation of those rules results in an increase in the FUSF contributions that we must make, we may be subject to increased liability for payments beyond what we have already contributed.

     State Regulation. To the extent we provide identifiable intrastate services or have otherwise submitted ourselves to the jurisdiction of the relevant state telecommunications regulatory commissions, we are subject to state jurisdiction. In addition, certain states have required prior state certification as a prerequisite for processing and deciding an arbitration petition for interconnection under the 1996 Telecommunications Act. We are authorized to operate as a competitive local exchange carrier in all of our targeted metropolitan statistical areas. We file tariffs in certain states for intrastate services as required by state law or regulation. We are also subject to periodic financial and other reporting requirements of these states with respect to our intrastate services. Jurisdictional determinations that some or all of our services are intrastate services could harm our business. In particular, we could be deemed liable for payments into state universal service funds, which require telecommunications carriers providing intrastate services to pay a percentage of their intrastate revenues to support state programs that ensure universal availability of telecommunications and related services. We do not believe that the services we offer on an interstate basis are subject to such state assessments, but a state commission or judicial decision to the contrary could subject us to liability for such payments.

     Each state commission has proceedings to determine the rates, charges and terms and conditions for collocation and unbundled network elements. Unbundled network elements are the various portions of a traditional telephone company’s network that a competitive telecommunications company can lease for purposes of building a facilities-based competitive network, including telephone lines, central office collocation space, inter-office transport, operational support systems, local switching and rights of way. The rates in many of our interconnection agreements are interim rates and will be prospectively, and, in some cases, retroactively, affected by the permanent rates set by the various state commissions. We have participated in unbundled network element rate proceedings in several states in an effort to reduce these rates. If any state commission decides to increase unbundled network element rates our operating results would suffer.

     Local Government Regulation. We may be required to obtain various permits and authorizations from municipalities in which we operate our own facilities. The issue of whether actions of local governments over the activities of telecommunications carriers, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive telecommunications companies which may be preempted by the FCC is the subject of litigation. Although we rely primarily on the unbundled network elements of the traditional telephone companies, in certain instances we deploy our own facilities and, therefore, may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could harm our business.

     The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which communications companies operate in the United States. In particular, in the 107th Congress the United States House of Representatives approved H.R. 1542, principally sponsored by Congressmen Tauzin (R-LA) and Dingell (D-MI). This bill contained several provisions that, if enacted into law, would have posed an obstacle to the expansion of our business. Specifically, H.R. 1542 would have permitted the Bell Operating Companies to enter the long distance data market without first satisfying the market-opening provisions of the 1996 Act, including the obligations to provide nondiscriminatory access to unbundled network elements. In addition, the proposed legislation would have eliminated the legal requirement that telephone companies provide access to local lines that consist of a combination of fiber and copper, rather than just copper. If our ability to lease such lines were eliminated, it would severely impact our addressable market and our ability to compete effectively with the telephone companies’ retail DSL offerings. The 107th Congress adjourned in 2002 without any Senate action on the bill, and at this time no similar bill has been introduced in the 108th Congress. The traditional telephone companies have also proposed similar legislation in several state legislatures and some states legislatures have approved these proposals. It would be reasonable to expect that the phone companies will introduce additional state and/or federal legislation that, if enacted into law, would adversely affect our business.

     The ultimate outcome of these proceedings and the ultimate impact of the 1996 Telecommunications Act or any final regulations adopted pursuant to the 1996 Telecommunications Act on our business cannot be determined at this time but may well be adverse to our interests. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we can give you no assurance that such future regulation or regulatory changes will not harm our business. See “Part I. Item 1. Business—Risk Factors—Our services are subject to government regulation, and changes in current or future laws or regulations could adversely affect our business” and “Part I. Item 1. Business—Risk Factors—Challenges in obtaining space for our equipment on premises owned by the traditional local telephone companies harms our business.”

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

     Currently we have six patents granted and a number of patent applications pending. We intend to seek additional patent protection for our systems and services to the extent possible. These patents may not be issued to us. Even if they are issued, they may not protect our intellectual property from competition. Competitors may design around or seek to invalidate these patents.

     Further, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. Steps taken by us may not prevent misappropriation or infringement of our technology. Litigation may be necessary in the future to enforce our intellectual property rights to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources. In addition, others may sue us alleging infringement of their intellectual property rights.

     A manufacturer of telecommunications hardware named “COVID” has filed an opposition to our trademark application for the mark “COVAD and design.” Covid has also filed a complaint in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. Covid is also seeking to cancel our trademark registration for the “Covad” name. We do not believe that this lawsuit, or the opposition to our trademark application and granted trademark, has merit. However, these legal proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the “COVAD” name.

Employees

     As of December 31, 2002, we had approximately 1,300 employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing, legal and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing, legal and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

Risk Factors

Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business

     Our services are subject to federal, state and local government regulations. In particular, we are dependent on certain provisions of the 1996 Telecommunications Act to procure certain facilities and services from the traditional telephone companies that are necessary for us to provide our services. As a result, our business is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from state public utility commissions.

     In February 2003, the FCC announced that it would be adopting new rules that could adversely affect our business. While the FCC has not issued a final Order codifying the proposed changes, the FCC’s announcement in the Triennial Review creates several risks to our business:

•	The FCC announced that it is phasing out its rule requiring line-sharing as an unbundled network element over a three-year period. This means that, unless we reach agreements with the local telephone companies that provide us with continued access to line-sharing, we will be required to purchase a separate telephone line in order to provide services to an end-user. The cost of a separate phone line is significantly higher than the cost of a shared line. If we are unable obtain reasonable rates from the traditional telephone companies for line-sharing, we may be forced to stop selling stand-alone consumer grade services, which would slow the growth of our revenue and force us to significantly change our business plan.

•	The FCC also announced that we would not be allowed access to packet-based functions of hybrid fiber and copper networks to provision DSL services. This means that, unless we reach an agreement with the local telephone companies, we will be unable to provide packet-based services to end-users if any portion of their voice service is delivered over a fiber line. This is significant for our business because it preserves a substantial limit on the addressable market for our services and limits our potential growth.

     For further information about the regulatory, legislative and court challenges we face, please see “Part I Item 1. Business-Government Regulation.”

Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes

     Traditional telephone companies provide the unbundled DSL-capable telephone lines that connect each end-user to our equipment located in the central offices. The 1996 Telecommunications Act generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. The nonrecurring and recurring monthly charges for DSL-capable lines (telephone wires) that we require vary greatly. These rates are subject to negotiations between us and the traditional telephone companies and to the approval of the state regulatory commissions. The rate approval processes for DSL-capable lines and other unbundled network elements typically involve a lengthy review of the rates proposed by the traditional telephone companies in each state. These rate approval proceedings are time-consuming and expensive. Consequently, we are subject to the risk that the non-recurring and recurring charges for DSL-capable lines and other unbundled network elements will increase based on higher rates proposed by the traditional telephone companies and approved by state regulatory commissions from time to time, which would increase our operating expenses.

     The impact of judicial and regulatory decisions on the prices we pay to the traditional telephone companies for collocation and unbundled network elements is highly uncertain. There is a risk that any new prices set by the regulators could be materially higher than current prices. In addition, the FCC indicated at the Triennial Review that line-sharing will be phased out over the next three years. If we are required to pay higher prices to the local telephone companies for collocation and network components, it could materially increase our operating expenses.

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

     As the FCC modifies, changes and implements rules related to unbundling and collocation, we generally have to renegotiate our interconnection agreements to implement those new or modified rules. For example, it is likely that we will have to renegotiate our interconnection agreements to reflect the changes made by the FCC in the Triennial Review. We may be unable to renegotiate these agreements in a timely manner, or we may be forced to arbitrate and litigate with the traditional telephone companies in order to obtain agreement terms that fully comply with FCC rules.

     Additionally, disputes have arisen and will continue to arise in the future as a result of differences in interpretations of the interconnection agreements. These disputes have delayed the deployment of our network, and resolution of the litigated matters will require ongoing expenditures and management time. In addition, the interconnection agreements are subject to state commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that reduces our access to, or increases the cost of, the network components that we purchase from the traditional telephone companies.

We may need to raise additional capital under difficult financial market conditions in order to maintain our operations

     We believe our current cash, cash equivalents, and short-term investments should be sufficient to meet our anticipated cash needs for working capital and capital expenditures until we become cash flow positive. We have a business plan that we believe will take us to the point where our operations will yield a positive cash flow without raising additional capital. This business plan is based upon several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If actual events differ from these assumptions, we may be required to alter our business plan to reflect these changes. We will continue to monitor events to determine if such adjustments to our business plan are appropriate. The FCC’s impending order in the Triennial Review may impact our cash flow from operations and the manner in which we progress towards cash flow sufficiency. In particular, our ability to continue to sell stand-alone consumer-grade services will likely depend on our ability to negotiate with the telephone companies fair and reasonable prices for line-sharing that are substantially lower than the cost of a separate telephone line. If we cannot reach reasonable terms with the phone companies, we would be unable to sell stand-alone consumer-grade services. In that event we would be required to, and we believe we can, adjust our business plan so that we can still reach cash flow sufficiency without raising additional capital. However, in this event our growth could be impaired because of our reduced access to the consumer market.

     In addition to the Triennial Review announcement, we are currently facing a variety of challenges that may affect the assumptions contained in our business plan, including, among others:

•	customer disconnection rates that reduce our revenues;

•	our ability to maintain pricing levels of our services;

•	the level of marketing dollars required to acquire and retain both CSP and CBS end-users and to attain a competitive position in each region we enter;

•	our need to invest in engineering and development and intellectual property with respect to existing and future technology;

•	investment opportunities in complementary businesses, acquisitions or other opportunities;

•	the possibility of an adverse resolution of the lawsuits against us; and

•	the additional risk factors mentioned throughout this section.

     Adverse business, legal, regulatory or legislative developments, such as the inability to continue line-sharing, may require us to raise additional financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise additional capital, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition which could require a sale or liquidation of our company.

     As of December 31, 2002, we had approximately $66.5 million of total indebtedness (including capital lease obligations and the future minimum payments under our operating leases). If we were unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, we would be in default under the terms of the agreements governing such indebtedness. In that case, SBC Communications could elect to declare all of the funds borrowed to be due and payable together with accrued and unpaid interest. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation or reorganization, SBC Communications will have a secured claim to our assets, prior to the satisfaction of any unsecured claim from such assets. As a result, holders of our equity will only be entitled to payment from the remaining assets, if any, after payment of, or provision for, all indebtedness.

In order to become cash flow positive and to achieve profitability, we must add end-users to our network while minimizing the cost to expand our network infrastructure.

     Our current strategy is to significantly increase the number of end-users on our network within our existing metropolitan statistical areas. To accomplish this strategy, we must, among other things:

•	market to and acquire a substantial number of end-users;

•	enter into agreements with the traditional telephone companies that provide us with access to line-sharing on terms and conditions that allow us to profitably sell our consumer services;

•	expand our direct sales capability and infrastructure in a cost-effective manner; and

•	continue to implement and improve our operational, financial and management information systems, including our client ordering, provisioning, dispatch, trouble ticketing and other operational systems, as well as our billing, accounts receivable and payable tracking, collection, fixed assets, transaction-based tax and other financial management systems.

     If we are unable to add a significant number of new end-users to our network, while controlling network infrastructure costs and costs of end-user acquisition, we may not become cash flow positive.

     Our growth has placed, and will continue to place, significant demands on our management and operations. We expect to implement system upgrades, new software releases and other enhancements which could cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers’ expectations. We expect these demands to require the addition of new management personnel and the increased outsourcing of Covad functions to third parties. We may be unable to do this successfully, in which case we could experience a reduction in the growth of our orders and therefore our revenues.

If we do not reduce our end-user disconnection rate our revenue and end-user growth will decline.

     We experience high disconnection or “churn” rates. Our high end-user disconnection rate continues to impair the growth we need to cover the cost of maintaining our network. These disconnections have occurred as a result of several factors, including:

•	the need to disconnect end-users who move to a new location;

•	our need to disconnect end-users served by resellers that are not paying for our services;

•	end-users who disconnect because of better offers in the market; and

•	end-users who disconnect because they do not like our service or the service provided by our resellers.

     While we are working to address problems with the end user experience, many of these factors are beyond our control. As a result, we may see additional increases in our disconnection rates even if we improve on the customer experience.

     In addition, since our promotions and rebates that we offer to our resellers and end-users are based on an assumption that a given end-user will maintain our service for a period of time, if our disconnection rate increases for more recently added end-users, we may not recoup the money we spend on these promotions and rebates.

We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow

     Prices for our services have steadily decreased since we first began operations. We may continue to experience an overall price decrease for our services due to competition, volume-based pricing, an increase in the proportion of our revenues generated by our consumer services and other factors. Currently, we charge higher prices for some of our services than some of our competitors do for their similar services. As a result, we cannot assure you that our customers will select our services over those of our competitors. In addition, prices for digital communications services in general have fallen historically, and we expect this trend to continue.

     Our consumer-grade services have lower prices and significantly lower profit margins than our business-grade services. In recent months, the number of orders that we have received for consumer-grade services have been greater than the number of orders we have received for business-grade services. Subject to the terms and impact of the FCC’s Triennial Review order, we expect that the percentage of our revenues which we derive from our consumer services will continue to increase and will likely reduce our overall profit margins. We also may need to reduce prices periodically in the future to respond to competition and to generate increased sales volume. In addition, the FCC’s Triennial Review order may increase the cost of obtaining and maintaining a line-shared loop from the incumbent local exchange carrier. If our costs for obtaining such network elements increase, we may need to raise our prices for line-shared services, or we may need to exit the consumer portion of our business. As a result of these factors, we cannot predict whether demand for our services will exist at prices that enable us to achieve profitability or positive cash flow.

Our internal controls need to be improved

     In the course of preparing our financial statements for the year ended December 31, 2000, internal control weaknesses were discovered, some of which continued into 2001 and 2002. During 2001 and 2002, we have taken corrective action, including the hiring of key personnel, the use of outside consultants, and documenting key policies and procedures that we believe improved our internal controls. We are continuing our efforts to improve such controls. For example, in connection with its audit of our 2002 financial statements, our independent auditors identified a reportable condition and had other comments regarding our controls and procedures in its management letter. We have reviewed these and similar matters and have modified our controls and procedures to address them. However, these procedures and modifications are relatively new and may still need to be improved. Our growth continues to stress these internal controls, and we cannot assure you that our current control procedures will be adequate. See Item 14, “Controls and Procedures” for further discussion.

We depend on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers

     We primarily market our Internet access services through Internet service providers, telecommunications carriers and other customers for resale to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Also, our agreements with our resellers generally do not contain purchase commitments. In addition, a limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for 79.5% of our net revenue for the year ended December 31, 2002. As a result, if we were to lose one or more of our key resellers or if one or more of our key resellers stopped providing us with orders or removed end-users from our network, our revenue and line-growth would be materially adversely affected. We expect that our reseller customers will account for the majority of our future market penetration and revenue growth.

Some of our resellers are facing financial difficulties, which makes it more difficult to predict our revenues.

     During 2002, several of our reseller customers, including XO Communications, Genuity and WorldCom, were facing financial difficulties, including bankruptcy. If a customer cannot provide us with reasonable assurance of payment, then we only recognize revenue when we collect cash for our services, assuming all other criteria for revenue recognition have been met, and only after we have collected all previous accounts receivable balances. As of December 31, 2002, the percentage of our lines that remain in service with customers for which we only recognize revenue when the customer pays for our services was 2.6%, excluding lines that are in the process of being disconnected. Although we will continue to try to obtain payments from these customers, it is unlikely that we will obtain payment in full from one or more of these customers.

     With respect to resellers that are in bankruptcy proceedings, we may not be able to collect sums owed to us by these customers and we may be required to refund pre-petition amounts paid to us for the 90 days prior to the bankruptcy filing. In addition, we would not know what consequence a bankruptcy proceeding would have on the end-user lines that such reseller has on our network. Such uncertainty makes it difficult for us to predict current and future revenues for such resellers.

     We expect that some additional resellers will face financial difficulties in the future, which means that we may not receive payments from these resellers. As a result, we may need to terminate our contracts with some of these resellers, and we may have to disconnect end-users that are purchasing our services from such delinquent resellers. Such disconnected end-users may not purchase our services from us or from another one of our other resellers. Even if we are able to transition these end-users to another reseller or to Covad.net, such migrations will require a significant amount of our resources and may cause disruptions in our processes and operations, which may impair our ability to timely install new lines from other resellers or from CBS.

Our development of CBS poses operational challenges and may cause our resellers to place fewer orders with us or may cause us to lose resellers

     Sales of services directly to end-user customers through CBS are becoming a larger portion of our business strategy, and we intend to increase our direct sales efforts significantly in 2003. This will require significant management and operational resources and may cause disruption to our business. It is also uncertain whether we will be able to profitably expand our direct sales capability.

     In light of the expansion of CBS, some of our existing resellers may perceive us as a potential or actual competitor instead of as a supplier. As a result, these resellers may reduce the volume or the rate of growth of the sales of our services, or may cease to resell our services entirely.

The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources

     The markets in which we compete for business and consumer Internet access and remote network access are intensely competitive. We expect that these markets will become increasingly competitive in the future. In addition, the traditional telephone companies dominate the current market and have a monopoly on telephone lines. We pose a competitive risk to the traditional telephone companies and, as both our competitors and our suppliers, they have the ability and the motivation to harm our business. We also face competition from cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers. Many of these competitors have longer operating histories, greater name recognition, better strategic relationships and significantly greater financial, technical or marketing resources than we do. As a result, these competitors:

•	may be able to develop and adopt new or emerging technologies and respond to changes in customer requirements or devote greater resources to the development, promotion and sale of their products and services more effectively than we can;

•	may form new alliances and rapidly acquire significant market share; and

•	may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing high-speed digital services.

     The intense competition from our competitors, including the traditional telephone companies, the cable modem service providers and the competitive telecommunications companies could harm our business.

     The traditional telephone companies represent the dominant competition in all of our target service areas, and we expect this competition to intensify. These competitors have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own telephone lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. Certain of the traditional telephone companies are aggressively pricing their DSL services as low as $34.95 per month, placing pricing pressure on our services. If we are unable to reach agreements with the traditional telephone companies that provide us with access to line-sharing at reasonable rates, we will be unable to price our consumer services at a price that is competitive with the traditional telephone companies. Further, they can offer service to end-users from certain central offices and remote terminals from which we are unable to offer service. In addition, consolidations involving the traditional telephone companies may further the traditional telephone companies’ efforts to compete with us since the combined entities will benefit from the resources of the traditional telephone company.

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

The broadband communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use

     The broadband communications industry is subject to rapid and significant technological change, including continuing developments in DSL technology and alternative technologies for providing broadband communications, such as cable modem, satellite and wireless technology. As a consequence:

•	we will rely on third parties, including some of our competitors and potential competitors, to develop and provide us with access to communications and networking technology;

•	our success will depend on our ability to anticipate or adapt to new technology on a timely basis; and

•	we expect that new products and technologies will emerge that may be superior to, or may not be compatible with, our products and technologies.

     If we fail to adapt successfully to technological changes or fail to obtain access to important technologies, our business will suffer.

A system failure could delay or interrupt service to our customers, which could reduce demand for our services

     Our operations depend upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, terrorist attacks, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. In connection with our cost-cutting efforts, we also closed our second network operations center in Virginia. The occurrence of a natural disaster or other unanticipated problem at our network operations center or any of our regional data centers could cause interruptions in our services. Additionally, failure of a traditional telephone company or other service provider to provide communications capacity as a result of a natural disaster, operational disruption, labor dispute or any other reason could cause interruptions in our services. We have previously had difficulties obtaining service from the traditional telephone companies due to their labor disputes. Any damage or failure that interrupts our operations could harm our business.

A breach of network security could delay or interrupt service to our customers, which could reduce demand for our services

     Our network may be vulnerable to unauthorized access, computer viruses, worms and Trojan horses and other disruptions. Internet service provider, telecommunications carrier and corporate networks have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, current and former employees and others. Unauthorized access could also potentially jeopardize the security of confidential information stored in our computer systems, our end-users and our reseller’s end-users. This might result in liability to us and also might deter potential customers from purchasing or reselling our services. We continue to implement security measures and develop additional security measures. We have not yet developed and implemented many of these security measures, and we may not implement such measures in a timely manner. Moreover, these measures, if and when implemented, may be circumvented, and eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our end-users and our reseller’s end-users, which could harm our business.

If we are not able to electronically interface with the traditional phone companies to order services, our costs will increase

     To date, we have electronically linked our own ordering systems to the ordering and provisioning systems of our traditional telephone company suppliers for most of the components we purchase. Such electronic linkage is essential for us to successfully place a large volume of orders for access to telephone lines. We may not be able to successfully link our systems to those of all of the traditional telephone companies on whom we rely for access to their telephone lines. Even if we have such electronic links, we may not be able to process all of our orders through such electronic links, which would require additional human intervention. Our failure to electronically link our systems with the major traditional telephone companies would severely harm our ability to provide our services in large volume to our customers.

Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations

     We depend on the performance of our executive officers and key employees. In particular, our senior management has significant experience in the data communications, telecommunications and personal computer industries, and the loss of any of them could negatively affect our ability to execute our business strategy. Additionally, we do not have “key person” life insurance policies on any of our employees.

     Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, operations, sales, marketing, financial, legal, human resource, and managerial personnel as we add end-users to our network. Despite the down turn in the economy, competition for qualified personnel is intense. The significant drop in our stock price has greatly reduced or eliminated the value of stock options held by our employees, making it more difficult to retain employees in a competitive market. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

We depend on a limited number of third parties for equipment supply, service and installation

     We rely on outside parties to manufacture our network equipment and provide certain network services. These services and equipment include:

•	digital subscriber line access multiplexers;

•	customer premises equipment modems, routers and bridges;

•	network routing and switching hardware;

•	customer support;

•	network management software;

•	systems management software;

•	database management software;

•	collocation space; and

•	Internet connectivity and Internet protocol services.

     We have in the past experienced supply problems with certain of our vendors. These vendors may not be able to meet our needs in a satisfactory and timely manner in the future, which may cause us to lose revenue. In addition, we may not be able to obtain additional vendors when needed.

     Our reliance on third-party vendors involves additional risks, including:

•	the possibility that some manufacturers will leave the DSL equipment business because of the financial uncertainties facing many DSL companies;

•	the absence of guaranteed capacity; and

•	reduced control over delivery schedules, quality assurance, production yields and costs.

     Any of these events could have a material adverse impact on our business and operating results.

Our business is difficult to evaluate because we have a limited operating history

     We were incorporated in October 1996 and introduced our services commercially in the San Francisco Bay Area in December 1997. Because of our limited operating history, we have limited operating and financial data upon which to evaluate our business. We, in essence, have the risks of an early stage company in a new and rapidly evolving market. To overcome these risks, we must:

•	negotiate reasonable prices with the traditional telephone companies that provide us with access to line-sharing;

•	attract and retain end-users in an economical manner;

•	preserve and, if possible, expand our rights with respect to the network components we purchase from the traditional telephone companies;

•	maintain and expand our relationships with our key resellers;

•	expand CBS; and

•	deliver additional value added services to our customers.

We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders

     We intend to consider acquisitions of businesses and technologies in the future on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt and large one-time expenditures. Any such acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and networks gained through acquisitions and strategic investments with our own. In a strategic investment where we acquire a minority interest in a company, we may lack control over the operations and strategy of the business, and we cannot guarantee that such lack of control will not interfere with the integration of services and distribution channels of the business with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, such unexpected liabilities nevertheless may accompany such strategic investments and acquisitions.

The unpredictability of our revenues, along with other factors, may cause the price of our common stock to fluctuate and could cause it to decline.

     The market price for our common stock has been and is likely to continue to be highly volatile. We believe that a number of factors contribute to this fluctuation, and may cause our stock price to decline in the future. While it is not possible to foresee all of the events that could adversely affect the price of our common stock or cause such price to remain volatile, a few of the factors include:

•	the content of the FCC’s order in the Triennial Review and other state and federal regulatory and legislative actions;

•	general economic conditions and the condition of the telecommunications industry;

•	our ability to maintain existing customers and add new customers and recognize revenue from distressed resellers;

•	our ability to reach profitability and cash flow positive operations;

•	adverse litigation results;

•	announcements of new products, services or pricing by our competitors or the emergence of new competing technologies;

•	our failure to meet the expectations of investors or of analysts;

•	the adoption of new, or changes in existing, accounting rules, guidelines and practices, which may materially impact our financial statements and may materially alter the expectations of securities analysts or investors;

•	the level of demand for broadband internet access services; and

•	departures of key personnel.

     In addition, we were delisted from the Nasdaq National Market on July 20, 2001 and our common stock currently trades on Nasdaq’s “OTC Bulletin Board.” This contributes to our volatility and may affect the liquidity of our common stock.

Future sales or issuances of our common stock may depress our stock price

     Sales of a substantial number of shares of our common stock in the public market, or the appearance that such shares are available for sale, could adversely affect the market price for our common stock. As of March 17, 2003, we had 223,511,240 shares of common stock outstanding. As of January 1, 2003, we also had 15,957,768 shares of our common stock reserved for issuance pursuant to options under our 1997 Stock Plan. As of January 1, 2003, we had 25,675,014 shares that are subject to outstanding options issued pursuant to our 1997 Stock Plan and the stock option plans we assumed in connection with our acquisitions of BlueStar and Laser Link.net. We have also reserved approximately 6,450,827 shares of common stock for issuance under our 1998 Employee Stock Purchase Plan as of January 1, 2003. Shares underlying vested options and shares sold to employees through the 1998 Employee Stock Purchase Plan are generally eligible for immediate resale in the public market.

     Pursuant to the Memorandum of Understanding (“MOU”) we signed with the plaintiffs in the securities class action in the United States District Court for the Northern District of California, we will distribute 6,495,844 shares to the class action plaintiffs and their attorneys (see Part I. Item 3. “Legal Proceedings” for a more detailed discussion of this matter). On December 18, 2002, the District Court issued its final judgment and dismissal order in this matter. However, one class member has filed an appeal pertaining to the final judgment. This appeal only relates to the allocation of the settlement proceeds between the plaintiffs and their attorneys. When these shares are distributed to these individuals, which we anticipate will happen later this year, they will be eligible for immediate resale in the public markets.

     We sold 9,373,169 shares of our common stock to SBC Communications, Inc. SBC agreed to offer us the first opportunity to purchase shares that it intends to sell. Sales of such shares by SBC could adversely affect the price of our stock.

     In September 2002, we granted three warrants to a reseller, AOL. These warrants provide AOL with the right to purchase 1,500,000 shares of our common stock for $1.06 per share, 1,000,000 shares of our common stock for $3.00 per share and 1,000,000 shares of our common stock for $5.00 per share. These warrants have a seven-year term and are immediately exercisable, fully vested and non-forfeitable at the time of grant. In January 2003, we granted three warrants to another reseller, AT&T. These warrants provide AT&T with the right to purchase 1,000,000 shares of our common stock for $0.94 per share, 1,000,000 shares of our common stock for $3.00 per share and 1,000,000 shares of our common stock for $5.00 per share. These warrants have a seven-year term and are immediately exercisable, fully vested and non-forfeitable at the time of grant. Both the AOL and AT&T warrants include registration rights. Purchases of our common stock pursuant to these warrants, and subsequent resale of our common stock by AOL and AT&T could cause the price of our stock to decline. In the future, we may issue additional warrants to other resellers.

     We may issue additional shares of capital stock, or warrants or other convertible securities in connection with future financings, which, given our current stock price, will have a dilutive effect on existing stockholders and may adversely affect our stock price.

Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indebtedness, our Stockholder Protection Rights Plan and our change in control severance arrangements could prevent a change in our control, which could inhibit your ability to receive a premium for your shares.

     Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, our charter and bylaws provide for a number of other measures that may make it more difficult for a third party to acquire a majority of our outstanding voting stock, including: a classified board of directors, limitations on the ability of stockholders to call special meetings and act by written consent, the lack of cumulative voting for directors and procedures for advance notification of stockholder nominations and proposals. These provisions, as well as Section 203 of the Delaware General Corporation Law to which we are subject, could discourage potential acquisition proposals, could delay or prevent a change of control and may prevent changes in our Board of Directors and management. As a result, these measures may inhibit your ability to receive a premium for your shares.

     Our agreements with SBC Communications provide that, in the event of certain changes in control, SBC could require us to repay its $50 million loan and the unused portion of its $75 million prepayment. In addition, our Stockholder Protection Rights Plan contains provisions that make a hostile takeover prohibitively expensive and, in effect, requires interested acquirers to cooperate with the Board of Directors prior to acquiring more than 15% of our capital stock. The SBC agreements and the Stockholder Protection Plan may discourage takeover attempts, which would otherwise result in a premium to our stockholders.

We must comply with federal, state and local tax and other surcharges on our service, the levels of which are uncertain

     Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate services and intrastate services. Interstate surcharges include Federal Universal Service Fees and Common Carrier Regulatory Fees. In addition, state regulators impose similar surcharges and fees on intrastate services and the interpretation of these surcharges and fees is uncertain in many cases. The division of our services between interstate services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or state authorities. The FCC is currently considering the jurisdictional nature of Internet service provider-bound traffic. A change in the characterization of their jurisdictions could cause our payment obligations, pursuant to the relevant surcharges, to increase. In addition, periodic revisions by state and federal regulators of the applicable surcharges may increase the surcharges and fees we currently pay. Also, a determination of the jurisdictional nature of our DSL services may require us to commit additional resources to regulatory compliance, such as tariff filings. In addition, we may be required to pay certain state taxes, including sales taxes, depending on the jurisdictional treatment of the services we offer. The amount of those taxes could be significant depending on the extent to which the various states choose to tax our services.

     The Federal government and many states apply transaction-based taxes to (i) sales of our products and services and (ii) purchases of telecommunications circuits from various carriers. We are in discussions with Federal and state tax authorities regarding the extent of our transaction-based tax liabilities. It is reasonably possible that our estimates of our transaction-based tax liabilities could materially change in the near term. We may or may not be able to recover some of those taxes from our customers.

We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations

     On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. Verizon’s amended complaint claims that we falsified trouble ticket reports with respect to the phone lines that we ordered and seeks unspecified monetary damages (characterized as being “in the millions”) and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in our favor and dismissed Verizon’s claims against us in their entirety. It is unclear whether Verizon will appeal this dismissal. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.

     In addition, we are a defendant in other litigation described in “Part I, Item 3. Legal Proceedings.” While we are vigorously defending these lawsuits, the total outcome of these litigation matters is inherently unpredictable, and there is no guarantee we will prevail. Adverse results in any of these actions could negatively impact our financial condition and results of operations and, in some circumstances, result in a material adverse effect on us. In addition, defending such actions could result in substantial costs and diversion of resources that could adversely affect our financial condition, results of operations and cash flows.

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

     Currently, we have been issued six patents and we have a number of additional patent applications pending. We intend to prepare additional applications and to seek patent protection for our systems and services. These patents may not be issued to us. If issued, they may not protect our intellectual property from competition. Competitors could design around or seek to invalidate these patents.

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

ITEM 2. PROPERTIES

     We are headquartered in Santa Clara, California in a facility under lease that will expire on March 31, 2004. We also lease office space in many of the metropolitan statistical areas in which we conduct operations. In June 2002, we completed the sale of our property (consisting of land, a building and certain improvements) in Manassas, Virginia, and recognized a gain of $133,000 which represents the net proceeds of $13,334,000 less the aggregate carrying value of $13,201,000.

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

ITEM 3. LEGAL PROCEEDINGS

(All dollar amounts are presented in thousands)

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

     As of December 31, 2002, there were approximately $8,344 in unresolved claims related to our Chapter 11 bankruptcy proceedings. As of December 31, 2002, we have recorded $7,381 for these unresolved claims in our condensed consolidated balance sheet. However, it is reasonably possible that our unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in our condensed consolidated balance sheet.

     Purchasers of our common stock and purchasers of the convertible notes we issued in September 2000 have filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against us and certain of our present and former officers and directors. These complaints were filed in the United States District Court for the Northern District of California (“District Court”) in the fourth quarter of 2000. The complaints have been consolidated and the lead plaintiff has filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired our securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. We and the officer and director defendants entered into a Memorandum of Understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which we, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of our bankruptcy plan if it provided for the distribution of $16,500 in cash to be funded by our insurance carriers and 6,495,844 shares of our common stock. The plaintiffs voted in favor of the Plan. The settlement provided for in the MOU was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member has filed an appeal pertaining to the final judgment, but this appeal only relates to the allocation of the settlement proceeds between the plaintiffs and their attorneys.

     In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, we also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing claims in this lawsuit that are similar to our claims against Verizon. Both courts dismissed some of our claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed our remaining claims on other grounds. We voluntarily dismissed our remaining claims in the BellSouth case so we could pursue certain issues on appeal. We have appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth has requested a rehearing before the Eleventh Circuit. On or about December 20, 2002, the Eleventh Circuit denied BellSouth’s request for a rehearing. The matter was subsequently remanded to the District Court, where it remains pending. In addition, the United States Supreme Court has agreed to review a decision from the United States Court of Appeals for the Second Circuit entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Eleventh Circuit relied in part on the Trinko decision when it reversed the lower court’s dismissal of our claims against BellSouth. We cannot predict the outcome of these matters.

     On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. In its amended complaint, Verizon claims that we falsified trouble ticket reports with respect to the phone lines that we ordered and seeks unspecified monetary damages (characterized as being in the “millions”) and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in favor of the Company and dismissed Verizon’s claims against the Company in their entirety. Verizon has appealed the dismissal of its lawsuit. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.

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

     In June 2002, Dhruv Khanna was relieved of his duties as our General Counsel and Secretary. Shortly thereafter, Mr. Khanna alleged that, over a period of years, certain current and former directors and officers had breached their fiduciary duties to the Company by engaging in or approving actions that constituted waste and self-dealing, that certain current and former directors and officers had provided false representations to our auditors and that he had been relieved of his duties in retaliation for his being a purported whistleblower and because of racial or national origin discrimination. He has threatened to file a shareholder derivative action against those current and former directors and officers, as well as a wrongful termination lawsuit. Mr. Khanna was placed on paid leave while his allegations were being investigated.

     Our Board of Directors appointed a special investigative committee, which initially consisted of Mr. Crandall and Ms. Runtagh, to investigate the allegations made by Mr. Khanna. Mr. Jalkut was appointed to this committee shortly after he joined our Board of Directors. This committee retained an independent law firm to assist in its investigation. Based on this investigation, the committee concluded that Mr. Khanna’s allegations were without merit and that it would not be in the best interests of the Company to commence litigation based on these allegations. The committee considered, among other things, that many of Mr. Khanna’s allegations were not accurate, that certain allegations challenged business decisions lawfully made by management or the Board, that the transactions challenged by Mr. Khanna in which any director had an interest were approved by a majority of disinterested directors in accordance with Delaware law, that the challenged director and officer representations to the auditors were true and accurate, and that Mr. Khanna was not relieved of his duties as a result of retaliation for alleged whistleblowing or racial or national origin discrimination. Mr. Khanna has disputed the committee’s work and the outcome of its investigation.

     After the committee’s findings had been presented and analyzed, the Company concluded in January 2003 that it would not be appropriate to continue Mr. Khanna on paid leave status, and determined that there was no suitable role for him at the Company. Accordingly, he was terminated as an employee of the Company. While the Company believes the contentions of Mr. Khanna referred to above are without merit, and will be vigorously defended if brought, it is unable to predict the outcome of any potential lawsuit.

     We are also a party to a variety of pending or threatened legal proceedings as either plaintiff or defendant, or are engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We do not believe the ultimate outcome of these matters will have a material impact on our consolidated financial position and results of operations. However, litigation is inherently unpredictable and there is no guarantee we will prevail or otherwise not be adversely affected.

     We are subject to state public utility commission, FCC and other court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general, and our interconnection agreements in particular. In some cases we may be bound by or may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm our business.

     In addition, we are engaged in a variety of legal proceedings with several traditional telephone companies. These proceedings concern the traditional telephone companies’ denial of central office space to use in central offices, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these proceedings, however, could have a material adverse effect on our consolidated financial position and results of operations if we are denied or charged higher rates for transmission lines or central office spaces.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 2002, we did not submit any matters to the vote of our security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price Information and Dividend Policy for Our Common Stock

     Our common stock traded on the Nasdaq National Market under the symbol “COVD” from January 22, 1999, the date of our initial public offering, to July 20, 2001. On July 20, 2001, our common stock was delisted from the NASDAQ National Market. Since July 20, 2001, our common stock has traded on Nasdaq’s OTC Bulletin Board. Prior to January 22, 1999, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market. These prices have been adjusted to account for stock splits in May 1999 and April 2000.

	High	Low

Fiscal Year Ending December 31, 2001
First Quarter	$4.72	$1.16
Second Quarter	$1.52	$0.66
Third Quarter	$0.91	$0.35
Fourth Quarter	$3.07	$0.35
Fiscal Year Ending December 31, 2002
First Quarter	$2.98	$1.32
Second Quarter	$2.31	$1.08
Third Quarter	$1.72	$0.88
Fourth Quarter	$1.57	$0.93

     On December 30, 2002, the last reported sale price for our common stock on the OTC Bulletin Board was $0.96 per share. As of March 17, 2003, there were 1,262 holders of record of our common stock, and there were no holders of record of our Class B common stock.

     We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Board of Directors will determine our future dividend policy.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

		(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues, net	$383,496	$332,596	$158,736	$66,488	$5,326
Depreciation and amortization	127,088	150,839	178,425	37,602	3,406
Provision for restructuring expenses	—	14,364	4,988	—	—
Provision for long-lived asset impairment	—	11,988	589,388	—	—
Loss from operations	(180,992)	(536,880)	(1,354,192)	(171,601)	(37,682)
Interest expense	(5,581)	(92,782)	(109,863)	(44,472)	(15,217)
Reorganization expenses, net	—	(62,620)	—	—	—
Loss before extraordinary item and cumulative effect of change in accounting principle	(184,828)	(688,969)	(1,433,887)	(195,397)	(48,121)
Extraordinary item	—	1,033,727	—	—	—
Cumulative effect of change in accounting principle	—	—	(9,249)	—	—

Net income (loss)	$(184,828)	$344,758	$(1,443,136)	$(195,397)	$(48,121)
Basic and diluted per share amounts:
Net income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.84)	$(3.89)	$(9.41)	$(1.83)	$(3.75)
Extraordinary item	$—	$5.83	$—	$—	$—
Cumulative effect of accounting change	$—	$—	$(0.06)	$—	$—
Net income (loss)	$(0.84)	$1.94	$(9.47)	$(1.83)	$(3.75)
Weighted average common shares used in computing basic and diluted per share amounts	219,743,662	177,347,193	152,358,589	107,647,812	12,844,203
Pro forma amounts assuming the accounting change is applied retroactively:
Net income (loss)	$(184,828)	$344,758	$(1,433,887)	$(204,646)	$(48,121)
Net income (loss) attributable to common Stockholders	$(184,828)	$344,758	$(1,433,887)	$(205,792)	$(48,121)
Basic and diluted net income (loss) per common share	$(0.84)	$1.94	$(9.41)	$(1.91)	$(3.75)

	As of December 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$204,567	$283,863	$869,834	$767,357	$64,450
Net property and equipment	108,737	215,804	338,409	186,059	59,145
Total assets	442,161	675,168	1,511,485	1,147,606	139,419
Long-term obligations, including current portion	50,165	50,011	1,374,673	375,050	142,879
Total stockholders’ equity (deficit)	82,299	259,829	(182,663)	690,291	(24,706)

	As of and for the Year Ended December 31,

	2002	2001	2000	1999	1998

Other Operating and Financial Data:
Homes and businesses passed	46,000,000	40,000,000	40,000,000	29,000,000	6,000,000
Lines installed	381,000	351,000	274,000	57,000	4,000
Capital expenditures for property and equipment	$22,782	$15,732	$319,234	$174,054	$41,177

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Part I. Item 1. Business-Risk Factors” and elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement. See — Forward Looking Statements.”

(All dollar amounts are presented in thousands, except per share amounts)

Overview

     We are a leading provider of high-speed Internet connectivity and related communications services, which we sell to businesses and consumers indirectly through Internet service providers (“ISP”), telecommunications carriers and other resellers. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales, referral agents and our website. Our services include a range of high-speed, high-capacity, or broadband, Internet access connectivity and related services using digital subscriber line (“DSL”), T-1, Virtual Private Network (“VPN”) and firewall technologies.

     We have a relatively short operating history. We introduced our services commercially in the San Francisco Bay Area in December 1997. As of December 31, 2002, we believe we have one of the largest nationally deployed DSL networks based on approximately 1,800 operational central offices that pass more than 46 million homes and businesses in the United States. As of December 31, 2002, we had approximately 381,000 high-speed Internet access lines in service using DSL technology (approximately 2.6% of these lines are associated with wholesale customers for which we recognize revenue when cash for services rendered is received due to their financial condition, primarily concentrated among two such customers). We also provide dial-up Internet access service to over 49,000 customers through our direct sales channel. We are also developing a variety of services that are enhanced or enabled by our high-speed network.

     Since our inception, we have generated significant net and operating losses and we continue to experience negative operating cash flow. As of December 31, 2002, we had an accumulated deficit of $1,529,336. We expect losses and negative cash flow to continue at least into 2004. Although we currently have a plan in place that we believe will ultimately allow us to achieve positive cash flows from our operating activities without raising additional capital, our cash reserves are limited and our plan is based on assumptions, some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire, which may have a material adverse effect on our financial condition and could cause significant dilution to our stockholders. The inability to raise additional capital could also result in a liquidation or sale of our company.

     In the course of preparing our financial statements for the year ended December 31, 2000, internal control weaknesses were discovered, some of which continued into 2001 and 2002. The improvements we have made over the last several quarters to our internal policies and procedures and systems capabilities have significantly improved controls. However, during our 2002 year end financial statement close process, we identified some additional control weaknesses which are discussed in “Part IV Item 14 Controls and Procedures”. Based on controls that have been recently developed and implemented, as well as other planned enhancements, we do not expect any material adjustments in subsequent periods related to these control weaknesses.

Recent Developments

     On February 20, 2003, the Federal Communications Commission (“FCC”) issued a press release announcing the results of its Triennial Review. Based on our understanding of such press release, the FCC’s Triennial Review is a significant development for us for the following reasons:

•	The FCC announced that it is phasing out its rule requiring line-sharing over a three-year period. Line-sharing currently allows us to provision services using asymmetric DSL (“ADSL) technology over the same telephone line that the local telephone company is using to provide voice services. The federal rules requiring line-sharing will be phased out over a three-year period, during which we will be required to transition our existing line-sharing customers to new arrangements. New line-sharing customers may be acquired at regulated rates only during the first year of the transition. During each year of the transition, the FCC-mandated maximum price for the high-frequency portion of the phone line will increase incrementally towards the cost of a separate phone line. This means that, unless we reach agreements with the local telephone companies that provide us with continued access to line-sharing, we will be required to purchase a separate telephone line in order to provide services to an end-user. The cost of a separate phone line is significantly higher than the cost of a shared line. As of December 31, 2002, we had approximately 169,000 subscriber lines using line-sharing agreements.

•	The FCC also announced that the local telephone companies would not be required to allow us to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless we reach agreements with the local telephone companies, we will be unable to provide our most commonly-used services to end-users served by fiber-fed lines. This is significant for our business because it preserves a substantial limit on the addressable market for our services, thereby limiting our growth. In addition, the local telephone companies are increasing their deployment of fiber-fed remote terminal architectures. We currently have no lines in service using packet-switching capabilities of fiber-fed telephone lines.

•	The FCC announced that, if the state public utilities commissions deem it appropriate, companies that compete with the local telephone companies would continue to have access to the local telephone companies’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platform (“UNE-P”). Under this arrangement these competitive telecommunications companies purchase phone lines in order to provide voice and data services. The continued existence of the UNE-P provides us with the opportunity to potentially bundle our data services with the voice services of these companies.

     The FCC has not yet issued its order in the Triennial Review and it is uncertain when that order will be released. Without that order, it is difficult for us to evaluate the full impact of the FCC’s decision on our business. However, based on the FCC’s announcement, it appears that at some point we will be required to purchase a separate telephone line in order to provide services to an end-user, unless we reach agreements with the local telephone companies that provide us with continued access to line-sharing. The cost of a separate phone line is significantly higher than the cost of a shared line. If we are unable to obtain from the traditional telephone companies reasonable line-sharing rates substantially below the cost of a separate telephone line, we may stop selling stand-alone consumer grade services, which would slow the growth of our revenue and require us to significantly change our business plan.

     On September 23, 2002, we announced that we signed a three-year agreement with AT&T Corporation (“AT&T”) that provides it with the ability to purchase certain of our wholesale consumer-grade broadband Internet access services. AT&T began placing orders for these services in the fourth quarter of 2002. On January 1, 2003, we announced that we amended this agreement and granted AT&T three warrants to purchase an aggregate of 3,000,000 shares of our common stock at prices ranging from $0.94 to $5.00 per share. Such warrants were immediately exercisable, fully vested and non-forfeitable at the date of grant. Accordingly, the measurement date for accounting purposes for the warrants was the date of grant. The aggregate fair value of such warrants of approximately $2,640 was recorded as a deferred customer incentive in 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because we believe that future revenues from AT&T will exceed the fair value of the warrants.

Revenue Recognition and Change in Accounting Principle

     See Note 2 to our consolidated financial statements for a discussion of our revenue recognition policy.

     During the fourth quarter of 2000, we changed our method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with SEC Staff Accounting Bulletin

(“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Previously, we had recognized up-front fees as revenues upon activation of service. Under the new accounting method, which was adopted retroactive to January 1, 2000, we now recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. As a further result of our adoption of SAB No. 101, retroactive to January 1, 2000, we now treat the incremental direct costs of service activation, which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts that are no greater than the up-front fees that are deferred. These deferred incremental direct costs are amortized to expense using the straight-line method over 24 months.

     The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which is included in net loss for the year ended December 31, 2000. The effect of the change in accounting principle on the year ended December 31, 2000 was to increase loss before cumulative effect of change in accounting principle by $51,550 ($0.33 per share). For the years ended December 31, 2001 and 2000, we recognized approximately $11,661 and $18,661, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000 (none during the year ended December 31, 2002). The effect of that revenue during 2001 and 2000 was to decrease net loss by $ 3,067 and $4,624, respectively. Although SAB No. 101 substantially alters the timing of recognition of certain revenues and treatment of certain costs in our consolidated financial statements, it does not affect our consolidated cash flows.

Reseller Financial Difficulties

     Some of our resellers are experiencing financial difficulties. During the years ended December 31, 2002, 2001 and 2000, certain of these customers either (i) were not current in their payments for our services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, their financial condition deteriorated significantly and some of them filed for bankruptcy protection. Based on this information, we determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) our ability to retain some or all of the payments received from some of these customers that filed for bankruptcy protection was not reasonably assured. Accordingly, we have classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers are recognized when cash for services provided is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a legally defined period prior to their filing of petitions for bankruptcy protection are recorded in our consolidated balance sheet caption “Unearned revenues” if our ability to retain these payments is not reasonably assured. Although WorldCom, Inc (“WorldCom”) filed for bankruptcy protection during the year ended December 31, 2002, we have not classified it as a financially distressed customer based on WorldCom’s specific facts and circumstances in relation to the revenue recognition criteria described in Note 2 to our consolidated financial statements. Therefore, we continued to recognize revenues from WorldCom on an accrual basis during 2002.

     In order to limit our exposure to the financial difficulties of certain of our customers, we have implemented certain policies and taken a series of actions. We may stop taking new orders from these partners but continue to install and maintain previously accepted orders. We may terminate our contracts with those partners who are unresponsive to our collection efforts. While our goal is to maintain consistent high quality service to end-users, we may also decide to disconnect some end-users that are purchasing our services from customers facing financial difficulties and, in some cases, we may attempt to migrate these end-users to another wholesale partner or to our own Covad Direct service. Although we have successfully migrated end-users, there can be no assurance that these migrated end-users will continue to purchase our services. Even if we are able to migrate end-users, this process requires a significant amount of our resources, which may impair our ability to install new lines as they are ordered. Any of these circumstances could adversely affect our business.

     Even though we are making progress in reducing the number of financially distressed customers for which we are not currently recognizing revenue on an accrual basis, we may be unable to completely restore the remaining lines to normal revenue producing status and we may encounter future payment problems with our customers. In addition, in light of the financial position of many of our resellers, should a particular reseller become subject to reorganization or bankruptcy proceedings, we may be unable to collect payments owed to us or retain payments or other consideration (including subscriber lines) already received by us.

Restructuring and Reorganization Activities

     On November 13, 2001, we announced the signing of a loan agreement and the restructuring of our resale and marketing agreement with SBC. The agreements included four financial elements: a one-time $75,000 prepayment, collateralized by substantially all of our domestic assets, that SBC can use toward the purchase of our services during the next 10 years; a $50,000 four-year loan, collateralized by substantially all of our domestic assets; a payment to us of a $10,000 restructuring fee in exchange for eliminating SBC’s revenue commitments under the original resale and marketing agreement; and the elimination of a $15,000 co-op marketing fee owed by us to SBC under the previous resale and marketing agreement. We received these funds on December 20, 2001. Under these agreements, upon a change of control, we are required to repay any outstanding principal and interest on the loan and any unused portion of the prepayment. In addition, SBC may accelerate any unpaid portion of the prepayment and the loan in the event that we default.

     On August 15, 2001 (the “Petition Date”), we filed a voluntary petition (the “Petition”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) as contemplated by, and to implement, the agreements we entered into with the majority holders of our then-outstanding debt securities (the “Noteholders”), and to restructure various financial obligations. The Petition was filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and was assigned Case No. 01-10167 (JJF). Our operating subsidiaries did not commence bankruptcy proceedings and continued to operate in the ordinary course of business. We filed our First Amended Plan of Reorganization, as modified on November 26, 2001 (the “Plan”). On December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on December 20, 2001 (the “Effective Date”), the Plan was consummated and we emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of the Plan, including certain unresolved claims. Under our Plan, we were able to extinguish approximately $1,394,020 in aggregate face amount of outstanding debt securities, including accrued interest, in exchange for a combination of approximately $271,708 in cash and 35,292,800 common shares, or 15% of the reorganized company. We also recorded an extraordinary gain on the extinguishment of debt in the amount of $1,033,727 in the fourth quarter of 2001.

     On June 25, 2001, our former subsidiary, BlueStar Communications Group, Inc. (“BlueStar”), made an irrevocable assignment for the benefit of its creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the state of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that was initially expected to be completed in the fourth quarter of 2002. However, the Assignee has informed us that it is still in the process of resolving some matters among BlueStar’s creditors and that the process may extend into the second half of 2003. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the United States Bankruptcy Code. As a result of the ABC, BlueStar’s former assets are no longer controlled by us or BlueStar and cannot be used by either BlueStar’s or our board of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the discharging of its liabilities are currently under the sole control of the Assignee. Therefore, due to this loss of control, we deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of approximately $55,200 in our consolidated balance sheet as of December 31, 2001. Such deferred gain represented the difference between the carrying values of BlueStar’s assets (aggregating approximately $7,900) and liabilities (aggregating approximately $63,100) as of June 25, 2001. Subsequently, we reduced the deferred gain by $1,228 because certain BlueStar assets, which inadvertently had not been deconsolidated on June 25, 2001, were identified during the fourth quarter of 2002 and deconsolidated at that time. The deconsolidation of these assets was charged against the deferred gain during the fourth quarter of 2002, resulting in a deferred gain balance of $53,972 in our consolidated balance sheet as of December 31, 2002. We will recognize such deferred gain in our consolidated statement of operations when the liquidation of BlueStar is complete and its liabilities have been discharged.

     During the year ended December 31, 2000, in response to changes in the economy and the capital markets, we implemented a business plan that helped to lower our cost structure in an effort to reach profitability earlier than previously planned. We took the following steps: the BlueStar subsidiary ABC; elimination of our high yield bond debt through a reorganization under the Bankruptcy Code; reduction of our workforce by as many as 2,600 employees from a peak of approximately 4,000 employees in 2000; reduction of the size of our network through the closing of approximately 200 underproductive or not fully built-out central offices within the Covad network and approximately 250 central offices related to BlueStar; reevaluating the amount and quantity of rebates and other incentives that we provide to our customers; consolidation and/or closing of administrative offices throughout the United States; enhancement of productivity in our operations to increase customer satisfaction while reducing costs; streamlining our direct sales and marketing channel and supplementing it with telephone sales and sales through our Website; and evaluation and implementation of other cost reduction strategies, including reductions in travel and facilities expenditures.

Related Party Transactions

     Our former vice-chairman and former interim chief executive officer, Frank Marshall, who was also a member of our board of directors from October 1997 to December 2002, was a minority stockholder and former member of the board of directors of one of our former ISP customers, InternetConnect, which filed for bankruptcy protection in 2001. We recognized revenues of $5,601 and $7,189 related to this customer during the years ended December 31, 2001 and 2000, respectively (none during the year ended December 31, 2002). Gross accounts receivable from this customer amounted to $1,375 as of December 31, 2000 (none at December 31, 2002 or 2001). On January 3, 2002, we purchased substantially all of the assets of InternetConnect in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $5,470 in cash. Under the terms of the asset purchase agreement, we may be required to pay additional cash of up to $1,880 for the assets of InternetConnect, depending upon the outcome of a previous post-petition bankruptcy claim filed by us against InternetConnect. That claim is still unresolved. We did not assume any liabilities or obligations of InternetConnect or hire any of InternetConnect’s employees. The tangible assets purchased from InternetConnect consisted of accounts receivable, refundable deposits and property and equipment. We also purchased the right, but not the obligation, to assume InternetConnect’s customer contracts. However, we did not exercise this right. Instead, we solicited approximately 9,250 DSL, T-1, VPN and dial-up customers of InternetConnect, and approximately 6,200 of these customers executed new contracts with us or our resellers.

     We acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $5,774, $13,928 and $53,156 for the years ended December 31, 2002, 2001 and 2000, respectively. We also purchased certain products from a company in which Mr. Marshall serves as a director. Purchases from this vendor totaled $258 and $140 during the years ended December 31, 2002 and 2001, respectively (none during the year ended December 31, 2000).

     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of our wholesale customers. We recognized revenues of $1,311, $1,822 and $1,317 from TelePacific during the years ended December 31, 2002, 2001 and 2000, respectively.

Results of Operations

     During the year ended December 31, 2002, our business operated in two distinct segments based upon differences in services and marketing channels even though the cash flows from these segments were not independent of each other. Our wholesale division (“Wholesale”) provided high-speed connectivity services to ISP, enterprise and telecommunications carrier customers. Our direct division (“Direct”) provided Internet access services to individuals, corporations, small businesses and other organizations. We evaluate performance of the segments based on segment operating results.

     As part of the continuing evaluation of our network assets during the year ended December 31, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to certain expenses. Such matters were related principally to (i) changes in our network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment, (ii) the capitalization of certain network and product costs that should have been charged to operating expenses when they were incurred and (iii) various restructuring activities that resulted in the abandonment of certain network equipment and leasehold improvements. Accordingly, for the year ended December 31, 2002, we recorded additional (i) depreciation expense of $6,989, (ii) network and product costs of $2,635, (iii) loss on the disposition of property and equipment of $635 and (iv) interest expense of $51. In addition, as part of our financial statement close process for the year ended December 31, 2002, we discovered that amortization expense related to non-cash deferred stock-based compensation was overstated in prior periods by $3,213. Therefore, for the year ended December 31, 2002, we recorded reductions of (i) network and products costs of $320 and (ii) sales, marketing, general and administrative expense of $2,893. Furthermore, as part of the review of our December 31, 2002 tax accruals, we determined that we had overstated our transaction-based tax and other tax accruals in prior periods by $4,804, which we adjusted during the three months ended December 31, 2002 through a reduction of network and product costs. The adjustment was primarily driven by various complex rules surrounding our estimated liability to the Federal Universal Service Fund (“FUSF”). We do not believe any of the aforementioned amounts are material to the periods in which they should have been recorded, nor do we believe the prospective correction of such amounts during the year ended December 31, 2002 is material to our consolidated operating results for such year (the prospective correction of the aforementioned amounts relating to prior periods increased our 2002 consolidated net loss by $2,294, or $0.01 per share). The impact on prior financial reporting periods would have been as follows if these amounts had been recorded in the correct financial reporting periods: (i) net income for the year ended December 31, 2001 would have been decreased by $3,433 ($0.02 per share) and (ii) net loss for the year ended December 31, 2000 would have been decreased by $1,139 ($0.01 per share).

Reclassifications

     Certain balances in the Company’s 2001 and 2000 consolidated financial statements, including certain operating expenses, have been reclassified to conform to the presentation in 2002.

Three Years Ended December 31, 2002

Revenues, net

     We recorded net revenues of $383,496 for the year ended December 31, 2002, an increase of $50,900, or 15.3%, over net revenues of $332,596 for the year ended December 31, 2001. Net revenues increased by $224,760, or 141.6%, over net revenues of $158,736 for the year ended December 31, 2000. The increases in net revenues are primarily attributable to growth in the number of subscribers resulting from our sales and marketing efforts. During the year ended December 31, 2002, we recognized revenues of $1,010 from one of our wholesale partners that was not the result of services provided by us, but was instead a result of a shortfall in the wholesale partner’s contractual revenue commitment to us. In addition, as a result of the developments in the bankruptcy proceedings of certain of our wholesale customers, as discussed further below, we recognized revenues of $4,427 during the year ended December 31, 2002 that were for services provided prior to January 1, 2002. Although we expect our subscriber base to grow as we introduce new services and increase our sales and marketing efforts, our revenue growth may be impaired by lower selling prices and customer incentives and rebates that we record as reductions of revenues.

     Included in net revenues are FUSF charges billed to our customers aggregating $9,229, $13,277 and $10,647 for the years ended December 31, 2002, 2001 and 2000, respectively.

     We recorded net revenues of $326,659 from our Wholesale channel and $56,837 from our Direct channel for the year ended December 31, 2002, an increase of $40,952, or 14.3%, and $9,948, or 21.2%, over net revenues of $285,707 and $46,889 from our Wholesale and Direct channels, respectively, for the year ended December 31, 2001. Net revenues for the year ended December 31, 2000 were comprised of $133,535 from our Wholesale channel and $25,201 from our Direct Channel. Net revenues from our Wholesale channel represented 85.2%, 85.9% and 84.1% of total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Net revenues from our Direct Channel represented 14.8%, 14.1% and 15.9% of total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

     We had over 150 wholesale customers as of December 31, 2002 compared to approximately 150 and 250 as of December 31, 2001 and 2000, respectively. The decrease in 2001 from 2000 was primarily attributable to industry consolidation and certain wholesalers having exited the business. For the years ended December 31, 2002 and 2001, our 30 largest wholesale customers collectively comprised 93.3% and 88.5% of our total wholesale net revenues, respectively, and 79.5% and 76.0% of our total net revenues, respectively. As of December 31, 2002 and 2001, receivables from these customers collectively comprised 75.3% and 79.9%, respectively, of our gross accounts receivable balance.

     For the year ended December 31, 2002 and 2001, EarthLink, Inc., one of our wholesale customers, accounted for 20.0% and 17.5%, respectively, of our total net revenues. As of December 31, 2002 and 2001, receivables from this customer comprised 25.9% and 26.0%, respectively, of our gross accounts receivable balance. No other individual customer accounted for more than 10% of our total revenues in 2002, 2001 and 2000.

     A number of our customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 5.6%, 7.1% and 8.3% of our total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. As described above, although WorldCom filed for bankruptcy protection on July 21, 2002, we continued to recognize revenues from WorldCom on an accrual basis during 2002 based on the revenue recognition criteria described in Note 2 to our consolidated financial statements. Consequently, the disclosures in the following paragraph related to financially distressed customers exclude amounts pertaining to WorldCom because we have not presently classified it as a financially distressed customer for revenue recognition purposes. We continue to attempt to migrate end-users from some financially distressed customers to the extent it is legally and operationally feasible.

     During the years ended December 31, 2002, 2001 and 2000, we issued billings to our financially distressed customers aggregating $42,881, $74,928 and $45,278, respectively, that were not recognized as revenues or accounts receivable in our consolidated financial statements. However, we ultimately recognized net revenues from certain of these customers when cash was collected aggregating $47,609, $29,003 and $2,814 during the years ended December 31, 2002, 2001 and 2000, respectively, some of which relate to services provided in prior periods. Revenues recognized during the year ended December 31, 2002 include payments totaling $4,427 from certain bankrupt customers that we received prior to January 1, 2002 and recorded as unearned revenues in our consolidated balance sheet as of December 31, 2001 because our ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, we determined that our ability to retain these payments was reasonably assured prior to December 31, 2002. Consequently, we recognized these payments as revenues during 2002. No such payments were recognized as revenues during the years ended December 31, 2001 or 2000. We had contractual receivables from our financially distressed customers totaling $6,031 as of December 31, 2002 that are not reflected in our consolidated financial statements.

     Some of our customers, including WorldCom, who were essentially current in their payments for our services prior to December 31, 2002, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of December 31, 2002, have a high risk of becoming financially distressed. Revenues from these customers accounted for approximately 34.6%, 14.2% and 13.9% of our total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, receivables from these customers comprised 31.8% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to December 31, 2002, revenue from such customers will be recognized when cash is collected, as described above.

     We have obtained persuasive evidence indicating that the financial condition of one of our wholesale customers, which was designated as financially distressed in 2000, improved significantly during the year ended December 31, 2002, principally as a result of a capital infusion during this period. Consequently, we concluded that collection of our billings to this customer was now reasonably assured. Therefore, we resumed the recognition of revenues from this customer on an accrual basis during 2002, which resulted in the recognition of revenues in the amount of approximately $1,542 that relate to services rendered in periods ended prior to January 1, 2002. Similarly, we resumed the recognition of revenue on an accrual basis for another wholesale customer during 2002. However, we did not recognize additional revenue from services rendered in prior periods because such customer was current in its payments. No similar amounts were recognized during the other periods reported in the accompanying consolidated financial statements.

     We have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. Accordingly, we maintain an allowance, through charges to revenues based on our estimate of the ultimate resolution of these disputes. These charges to revenues amounted to $2,322, $11,178 and $13,838 during the years ended December 31, 2002, 2001 and 2000, respectively.

     During the years ended December 31, 2002, 2001 and 2000, we wrote-off certain accounts receivable balances aggregating $3,748, $6,701 and $13,468, respectively, against the allowance for customer disputes. During the year ended December 31, 2002, we recovered $2,145 of accounts receivable balances previously written-off against such allowance. There were no similar recoveries of accounts receivable balances for the years ended December 31, 2001 and 2000.

Network and Product Cost

     We recorded network and product costs of $298,336, $461,875 and $432,153 for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, network and product costs were 77.8% of revenues, a significant improvement from the years ended December 31, 2001 and 2000, when network and product costs were 138.9% and 272.3% of revenues, respectively. The decrease in network and product costs during the year ended December 31, 2002 is primarily attributable to cost reduction initiatives to lower network costs related to data transport and a reduction in our workforce within the operations and engineering groups. In addition, the decrease in network and product costs during the year ended December 31, 2002 is attributable to the deconsolidation of our BlueStar subsidiary, which was effective June 25, 2001. Network and product costs related to BlueStar were none for the year ended December 31, 2002 as compared to $34,768 for the year ended December 31, 2001. The increase in network and product costs during the year ended December 31, 2001 is primarily attributable to the expansion of our network. Network and product costs for the year ended December 31, 2002 include a credit of $5,550 from the settlement of certain disputed network service obligations during the year and acquisition costs of $3,674 associated with certain of InternetConnect’s former customers, as described above. Included in network and product costs for the year ended December 31, 2001 is a credit of $5,570 from the settlement of certain disputed collocation claims. We expect network and product costs to increase in future periods if we can add subscribers and services to our network, but to decrease as a percentage of revenue as we increase revenue and leverage the economies of scale that we expect.

     As discussed in the “Overview — Recent Developments” and in “Part I, Item 3 Legal Proceedings” sections of this document, there is uncertainty concerning our ability to purchase line-shared services from the traditional telephone companies as a result of the FCC’s decision in its Triennial Review of the Telecommunications Act of 1996. As a result of those legal and regulatory proceedings, it is possible that the traditional telephone companies could substantially increase the cost or reduce the availability of line-shared services, which would substantially increase our overall network cost structure and might cause us to discontinue our consumer grade services for new and existing customers.

Sales, Marketing, General and Administrative Expenses

     We recorded sales, marketing, general and administrative expenses of $150,373, $199,908 and $292,991 for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, sales, marketing, general and administrative expenses were 39.2% of net revenues, a significant improvement from the years ended December 31, 2001 and 2000, when these expenses were 60.1% and 184.6% of net revenues, respectively. Sales, marketing, general and administrative expenses consist primarily of salaries and related expenses and our promotional and advertising expenses.

     The decrease in sales, marketing, general and administrative expenses in all periods is primarily attributable to a reduction in our workforce and a reduction in office facilities throughout the United States. For the year ended December 31, 2002, the decrease in sales, marketing, general and administrative expenses was offset by an increase of $10,616 in advertising expenses attributable to our radio, television and other various media marketing and advertising programs related to our “Popularizing Broadband” campaign, which was launched on September 23, 2002. For the year ended December 31, 2001, advertising expenses decreased by $29,044, which contributed to the overall decrease in sales, marketing, general and administrative for the year then ended, as compared to 2000. In addition, the decrease in sales, marketing, general and administrative expenses for the year ended December 31, 2002, is attributable to the deconsolidation of our BlueStar subsidiary, which was effective June 25, 2001. Sales, marketing, general and administrative expenses related to BlueStar were none for the year ended December 31, 2002 as compared to $11,510 for the year ended December 31, 2001. Sales, marketing, general and administrative expenses for the year ended December 31, 2002 include a reduction of amortization expense related to non-cash deferred stock-based compensation in the amount of $3,074, as discussed in more detail above.

     We expect sales, marketing, general and administrative expense levels to increase in the near future as we continue our marketing efforts. However, as discussed in the “Overview — Recent Developments” and in “Part I, Item 3 Legal Proceedings” sections of this document, there is uncertainty concerning our ability to purchase line-shared services from the traditional telephone companies as a result of the FCC’s decision in its Triennial Review of the Telecommunications Act of 1996. As a result of those legal and regulatory proceedings, it is possible that the traditional telephone companies could substantially increase the cost or reduce the availability of line-shared services, which would substantially increase our overall network cost structure and might cause us to discontinue our stand-alone consumer grade services for new and existing customers. If this occurs, our sales, marketing, general and administrative expense levels may be curtailed to respond to a new business structure.

Operating Expenses

     Total operating expenses, which include network and product costs, sales, marketing, general and administrative expenses, provision for bad debts (bad debt recoveries), depreciation and amortization expenses, restructuring expenses, impairment of long-lived assets, litigation-related expenses and the write-off of in-process research and development costs, were $564,488, $869,476 and $1,512,928 for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses were comprised of $434,560, $630,934 and $705,425, respectively, from our wholesale channel, $79,795, $93,044 and $48,784, respectively, from our direct channel and $50,133, $145,498 and $758,719, respectively, from our corporate operations.

Provision for Bad Debts (Bad Debt Recoveries)

     We recorded net bad debt expenses (recoveries) of $319, $(658) and $11,257 for the years ended December 31, 2002, 2001 and 2000, respectively. Bad debt expenses (recoveries) were 0.1%, (0.2)%, and 7.1% of net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in bad debt expense from 2001 to 2002 is primarily attributable to pre-petition accounts receivable balances from WorldCom and certain collection issues in our Direct segment. The decrease in bad debt expense from 2000 to 2001 is the result of improved collections in our Wholesale segment.

Depreciation and Amortization

     Depreciation and amortization of property and equipment was $112,438, $137,920 and $91,205 for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease from 2001 to 2002 was due principally to asset retirements and certain assets becoming fully depreciated during 2002, offset by additional depreciation expense of $6,989 recognized during 2002, as discussed in more detail above. The increase from 2000 to 2001 was due to the addition of equipment and facilities placed in service throughout the years ended December 31, 2000 and 2001. We expect depreciation and amortization to decrease in the future because we anticipate that our capital expenditures in the near term will be less than historical amounts and additional assets will become fully depreciated. We believe that the geographic footprint of our network will remain relatively unchanged and that near term capital expenditures will be mostly limited to adding capacity to our network to support new users.

     Amortization of intangible assets for the years ended December 31, 2002, 2001 and 2000 was $14,650, $12,919 and $87,220, respectively. The increase from 2001 to 2002 resulted from the resumption of our network build for selected markets during 2002, which increased collocation fee expenditures and related amortization expenses. We do not expect to incur significant capital expenditures for property and equipment in connection with this expansion. The decrease in amortization expense from 2000 to 2001 is a result of the impairment and corresponding write-down of certain intangible assets during the fourth quarter of 2000, as discussed below.

     Following the completion of our long-lived asset impairment analysis as of December 31, 2000, as discussed below, we also re-evaluated the remaining estimated useful lives of our long-lived assets, including intangibles. As a result, effective January 1, 2001, we reduced the remaining estimated useful lives of all long-lived assets (excluding buildings and leasehold improvements) that previously had estimated useful lives in excess of five years so that the residual balances and any subsequent additions are now depreciated or amortized over five years. This change in accounting estimate increased our loss before extraordinary item by $14,006, or $0.08 per share, and decreased our net income by $14,006, or $0.08 per share, in 2001.

     Depreciation and amortization expenses for the years ended December 31, 2002, 2001 and 2000 were comprised of $121,553, $140,827 and $79,421, respectively, from our wholesale channel and $2,257, $2,393 and $7,770, respectively, from our direct channel, and $3,278, $7,619 and $91,234, respectively, from our corporate operations.

Provision for Restructuring Expenses

     In the fourth quarter of 2000, we announced our decision to adopt a new business plan to help lower our cost structure in an effort to reach cash flow positive earlier than previously planned. These decisions were driven by changes in the overall economy and the capital markets, and based upon a comprehensive review of our internal operations. Specific steps that were taken:

•	raising revenue by reducing rebates and other incentives that we provide to customers and reducing new line addition plans for 2001 to improve margins and reduce subscriber payback times;

•	closing approximately 200 under-performing or not fully built-out central offices and reducing the size of our network to approximately 1,700 central offices;

•	reducing our workforce by 638 employees, which represented approximately 21% of our workforce;

•	closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia, Santa Clara, CA and Denver, Colorado;

•	continued downsizing of our international operations and discontinuing plans to fund additional international expansion while continuing to manage existing investments;

•	enhancing productivity in our operations to increase customer satisfaction while reducing costs;

•	restructuring our direct sales and marketing channel; and

•	evaluating and implementing other cost reduction strategies, including salary freezes and reductions in travel, facilities and advertising expenses.

     In connection with our restructuring efforts, we recorded a charge to operations of $4,988 in the fourth quarter of 2000 relating to employee severance benefits that met the requirements for accrual as of December 31, 2000. During the year ended December 31, 2001, we made further workforce reductions, and we paid $3,849 in severance benefits, which were charged against the restructuring liability recorded as of December 31, 2000.

     We recorded additional restructuring expenses aggregating $14,364 during the year ended December 31, 2001, of which $2,140 related to the BlueStar shutdown. These expenses consist principally of collocation and building lease termination costs that met the requirements for accrual in 2001. During the year ended December 31, 2001, we paid collocation and building lease termination costs of $12,355, which were charged against the restructuring liabilities recorded during 2001. No restructuring expenses were recorded during the year ended December 31, 2002. However, we continue to consider whether additional restructuring is necessary, and additional charges to operations related to any further restructuring activities may be incurred by in future periods. For example, we may take steps to reduce our expenses in response to the February 20, 2003 announcement from the FCC on its Triennial Review of the Telecommunication Act of 1996.

Provision for Long-Lived Asset Impairment

     During the year ended December 31, 2001, we recorded an expense in the amount of $11,988 for the impairment of certain long-lived assets. In the fourth quarter of 2001, we determined that certain communication equipment was obsolete, based on its discontinued use in our network. We also made the decision to sell our Manassas, Virginia facility, including land, a building and certain furniture and fixtures. In March 2002, we entered into a non-binding agreement with a third party to sell this property for less than the current book value. Accordingly, we recorded a write-down of this property and equipment for $9,999 during the fourth quarter of 2001. We completed the sale of this property in June 2002. We also recorded a write-down of goodwill in the amount of $1,989 during 2001 associated with our BlueStar subsidiary.

     At the end of 2000, various indicators pointed to a possible impairment of our long-lived assets. These indicators included deterioration in the business climate for Internet and DSL service companies, the reduced availability of private or public funding for such businesses, significant declines in the market values of our competitors in the DSL service industry and changes in our strategic plans. We performed asset impairment tests by comparing the expected aggregate undiscounted cash flows to the carrying amounts of the long-lived assets. Based on the results of these tests, we determined that our long-lived assets were impaired. With the assistance of independent valuation experts, we then determined the fair value of our long-lived assets. Fair value was determined using the discounted cash flow method and the market comparison method. A write-down of $589,388 was recorded as of the fourth quarter of 2000, reflecting the amount by which the carrying amount of certain long-lived assets exceeded their respective fair values. The write-down consisted of $390,600 for goodwill, $92,400 for other intangible assets and $106,388 for certain property and equipment. In connection with this write-down, all of the goodwill recorded as part of the Laser Link and BlueStar acquisitions has been eliminated.

Litigation-related Expenses

     We recorded a credit to litigation-related expenses of $11,628 for the year ended December 31, 2002. The credit represents the non-cash valuation adjustment for the change in value of the 6,495,844 shares of common stock that will ultimately be distributed pursuant to the Memorandum of Understanding (“MOU”) described in Note 10 to our consolidated financial statements and in “Part I. Item 3 Legal Proceedings.” We recorded litigation-related expenses of $31,160 for the year ended December 31, 2001, including a cash payment of $5,359 and a non-cash charge of $25,801 for the value of 9,328,334 shares of common stock that either were issued in 2001 or will ultimately be issued, as described above. We did not recognize similar charges for the year ended December 31, 2000.

Write-off of In-process Research & Development Costs

     During the year ended December 31, 2000, we recorded an expense in the amount of $3,726 for the write-off of in-process research and development (“IPRD”) costs that we obtained through the acquisition of Laser Link.net, Inc. There were no write-offs of IPRD for the years ended December 31, 2002 and 2001.

Net Interest Expense

     Net interest expense was $459, $68,189 and $56,962 for the years ended December 31, 2002, 2001 and 2000, respectively. Net interest expense during the year ended December 31, 2002 consisted principally of interest expense on our long-term note payable to SBC, which is further described below, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense during the years ended December 31, 2001 and 2000 consisted primarily of interest expense on our 13.5% senior discount notes due 2008 issued in March 1998, our 12.5% senior notes due 2009 issued in February 1999, our 12% senior notes due 2010, our 6% convertible senior notes due 2005 and capital lease obligations, less interest income earned on our cash, cash equivalent and short-term investment balances on hand during the years. For the year ended December 31, 2001, our contractual interest obligation on the above-identified notes was $142,356. During the year ended December 31, 2001, we completed a reorganization under Chapter 11 of the United States Bankruptcy Code. Under our Plan, we were able to extinguish approximately $1,394,020 in aggregate face amount of outstanding Notes, including accrued interest, in exchange for a combination of approximately $271,708 in cash and 35,292,800 common shares, or 15% of the reorganized company. As a result of the extinguishment, we did not recognize contractual interest expense of $49,574 for the year ended December 31, 2001 on these Notes.

     As described above, upon our emergence from Chapter 11 bankruptcy on December 20, 2001 (see Note 3 to our consolidated financial statements—Reorganization Under Bankruptcy Protection—for additional information), we entered into a series of new agreements with SBC (see Note 11 to our consolidated financial statements—Stockholders’ Equity (Deficit)—for additional information). One such agreement (the “Credit Agreement”) involves a term note that is collateralized by substantially all of our domestic assets. This note bears interest at 11%, which is payable quarterly beginning in December 2003. The entire unpaid principal balance is payable in December 2005. We have the right to prepay the principal amount of the note, in whole or in part, at any time without penalty.

     We expect future net interest expense to be limited to accrued interest on our 11.0% note payable to SBC offset by interest earned on cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

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

Investment Losses

     We recorded losses and write-downs on investments for the year ended December 31, 2002 in the amount of $1,847. This included a net realized loss on short-term investments of $17, an impairment write-down of an equity investment of $388, our equity in the losses of unconsolidated affiliates of $806 and a net realized loss on the sale of certain investments in unconsolidated affiliates of $636. We recorded losses and write-downs on investments for the year ended December 31, 2001 in the amount of $19,062. This included impairment write downs of equity investments of $10,069, our equity in the losses of unconsolidated affiliates of $13,769, the recognition of other than temporary losses on short-term investments of $1,311, a net realized gain on short-term investments of $5,909 and a net realized gain on the sale of an investment in an unconsolidated affiliate of $178. We recorded losses and write-downs on investments for the year ended December 31, 2000 in the amount of $22,391. This included impairment write-downs of equity investments of $17,826, our equity in the losses of unconsolidated affiliates of $6,452, the recognition of other than temporary losses on short-term investments of $11,579 and a net realized gain on short-term investments of $13,466.

Extraordinary Item—Gain on the Extinguishment of Debt

     We recorded a gain on the extinguishment of debt in the amount of $1,033,727 for the year ended December 31, 2001. See Note 3 to our consolidated financial statements—Reorganization Under Bankruptcy Proceedings—for additional information.

Income Taxes

     We made no provision for income taxes in any period presented in the accompanying consolidated financial statements because we incurred operating losses in each of these periods. In addition, we made no provision for income taxes on the extraordinary gain resulting from the extinguishment of debt in 2001 (Note 3) due to the relevant tax regulations governing the treatment of debt extinguishment income in Chapter 11 bankruptcy proceedings. As of December 31, 2002, we had net operating loss carryforwards for federal tax purposes of approximately $646,421, which will begin to expire in 2021, if not utilized. The federal operating loss carryforwards have been reduced by approximately $994,768 as a result of the bankruptcy. We also had aggregate net operating loss carryforwards for state income tax purposes of approximately $1,164,682, which begin to expire in 2004, if not utilized. In addition, we had capital loss carryforwards for federal and state income tax purposes of approximately $27,008, which will begin to expire in 2006.

     Realization of our deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $129,529, $(145,941) and $411,672 during the years ended December 31, 2002, 2001 and 2000, respectively.

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates, which are more fully described in the referenced notes to our consolidated financial statements:

•	As more fully described in Note 2, we recognize revenues when (i) persuasive evidence of an arrangement between the customer and us exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Similarly, we treat the incremental direct costs of service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over 24 months.

•	As more fully described in Notes 1 and 2, we have concentrations of credit risk with several customers, some of which were experiencing financial difficulties as of December 31, 2002 and 2001 and were not current in their payments for our services as of those dates. Accordingly, we recognize revenues from some of these customers in the period in which cash is collected, but only after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. We maintain an allowance, through charges to revenues, based on our estimate of the ultimate resolution of these disputes, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these disputes.

•	As more fully described in Note 1, we state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	As more fully described in Notes 3 and 4, we implemented significant reorganization and restructuring plans in 2001 and 2000. We also consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. As of December 31, 2002, we had certain unresolved claims relating to our Chapter 11 bankruptcy proceedings that remain in dispute. Therefore, it is reasonably possible that such disputed bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our consolidated balance sheet as of December 31, 2002.

•	As more fully described in Notes 1 and 5, property and equipment and intangible assets are recorded at cost, subject to adjustments for impairment. Property and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated useful lives, certain of which were significantly revised in 2001, as more fully described in Note 1. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	As more fully described in Notes 3, 4 and 10, we are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position and results of operations.

•	As more fully described in Note 10, we are currently analyzing the applicability of certain transaction-based taxes to (i) sales of our products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect to our consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	As more fully described in Notes 1 and 12, we account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	As more fully described in Notes 1 and 13, we account for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our consolidated statement of operations. We use the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires us to use option valuation models that were not developed for use in valuing employee stock options. Rather, such option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, we believe such existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) number (“No.”) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported results of operations, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in 2002. As of December 31, 2002, we have no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No.00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. We will prospectively adopt EITF Issue No. 00-21 on July 1, 2003, and we do not believe the adoption of EITF Issue No. 00-21 will have a material effect on our consolidated financial statements.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately upon issuance in 2002. We are required to adopt the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. We do not believe the adoption of the recognition and measurement provisions of FIN No. 45 will have a material effect on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. We will adopt SFAS No. 146 on January 1, 2003, and we do not believe the adoption of SFAS No. 146 will have a material effect on our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145, which is effective in periods beginning after May 15, 2002, requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. We are required to adopt the provisions of SFAS No. 145 on January 1, 2003, and we do not believe the adoption of SFAS No. 145 will have a material effect on our consolidated financial statements.

     On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 had no effect on our consolidated financial statements.

     On January 1, 2002, we adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. The adoption of SFAS Nos. 141 and 142 had no effect on our consolidated financial statements.

     On January 1, 2002, we adopted the provision in EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 01-9 states that consideration from a vendor to a reseller of the vendor’s products or services is presumed to be a reduction of the selling price of the vendor’s products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on our consolidated financial statements.

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

     On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on our consolidated financial statements.

     During the fourth quarter of 2000, retroactive to January 1, 2000, we changed our method of accounting for up-front fees associated with service activation and the related incremental direct costs in accordance with the SAB No. 101. The cumulative effect of the change in accounting principle resulted in a charge to operations of $9,249, which is included in net loss for the year ended December 31, 2000. For the years ended December 31, 2001 and 2000, we recognized $11,661 and $18,661, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000 (none during the year ended December 31, 2002). The effect of that revenue during 2001 and 2000 was to decrease our net loss by $3,067 and $4,624, respectively.

Quarterly Financial Information (Unaudited)

     Certain operating expenses for periods ended prior to December 31, 2002 have been reclassified to conform to the presentation in the fourth quarter of 2002.

     The Company’s 2002 and 2001 unaudited condensed consolidated quarterly financial information is as follows:

	Three months ended

	March 31	June 30	September 30	December 31

2002:
Revenues, net	$101,666	$97,733	$96,206	$87,891
Network and product costs	$90,194	$76,262	$69,546	$62,334
Sales, marketing, general and administrative	$37,204	$33,833	$41,173	$38,163
Loss from operations	$(56,374)	$(39,524)	$(51,864)	$(33,230)
Net loss	$(56,839)	$(40,793)	$(51,707)	$(35,489)
Basic and diluted net loss per share	$(0.26)	$(0.19)	$(0.23)	$(0.16)
2001:
Revenues, net	$71,245	$87,099	$84,784	$89,468
Network and product costs	$135,950	$122,420	$104,273	$99,232
Sales, marketing, general and administrative	$62,039	$58,292	$45,618	$33,959
Provision for restructuring expenses	$14,805	$2,942	$(130)	$(3,253)
Provision for long-lived asset impairment	—	$2,230	$(241)	$9,999
Loss from operations	$(174,712)	$(141,847)	$(108,070)	$(112,251)
Loss before extraordinary item	$(198,535)	$(175,462)	$(139,749)	$(175,223)
Extraordinary item	—	—	—	$1,033,727
Net income (loss)	$(198,535)	$(175,462)	$(139,749)	$858,504
Basic and diluted per share amounts:
Loss before extraordinary item	$(1.15)	$(1.01)	$(0.79)	$(0.96)
Extraordinary item	—	—	—	$5.65
Net income (loss)	$(1.15)	$(1.01)	$(0.79)	$4.69

     Our net revenues decreased in the second, third and fourth quarters of 2002 primarily due to the timing of cash collections related to financially distressed partners and the impact of various promotional rebates and customer incentives programs. Cash collected from our financially distressed partners that is included in net revenues was $16,862, $15,300, $12,077 and $3,370 for the first, second, third and fourth quarters of 2002, respectively.

     Revenues recognized during the three months ended March 31, 2002 include payments totaling $3,307 from certain bankrupt customers that we received prior to January 1, 2002 and recorded as unearned revenues in our consolidated balance sheet as of December 31, 2001 because our ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, we determined that our ability to retain these payments was reasonably assured prior to March 31, 2002. Consequently, we recognized these payments as revenues during the three months then ended. During the three months ended September 30, 2002, due to the developments in the bankruptcy proceeding of another customer, we determined our ability to retain certain payments received from this bankrupt customer prior to January 1, 2002 was now reasonably assured. Accordingly, we recognized revenues of $1,120 that were deferred as of December 31, 2001. In addition we recognized revenues of $1,010 during the three months ended September 30, 2002 from one of our wholesale partners that was not as a result of services provided by us, but was instead a result of a shortfall in the wholesale partner’s contractual revenue commitment to us.

     During the fourth quarter of 2000, retroactive to January 1, 2000, we adopted SAB No. 101, which requires up-front revenues to be deferred. Also, as a result of the adoption of SAB No. 101 retroactive to January 1, 2000, we now treat the incremental direct costs of service activation as deferred charges in amounts that are no greater than the up-front fees that are deferred. For the three-month periods ended March 31, June 30, September 30 and December 31 of 2001, we recognized approximately $4,264, $3,679, $2,697, and $1,021 of revenues, respectively, that were included in the SAB No. 101 cumulative effect adjustment as of January 1, 2000. The effect of that revenue during those periods was to decrease net loss by approximately $1,140, $949, $688 and $290, respectively.

     Our network and product costs have decreased in every quarter during the years ended December 31, 2002 and 2001, reflecting the impact of cost reduction measures and efforts to maximize the efficiency of our network. Included in network and product costs for the three months ended March 31, 2002 are acquisition costs of $3,674 associated with our solicitation of InternetConnect’s former customers. Included in network and product costs for the three months ended June 30, 2002 is a recovery of $5,550 from the settlement of certain disputed network service obligations. Included in network and product costs for the three months ended December 31, 2001 is a recovery of $5,570 from the settlement of certain disputed collocation claims.

     As part of the continuing evaluation of our network assets during the third and fourth quarters of 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to certain expenses. Such matters were related principally to (i) changes in our network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment, (ii) the capitalization of certain network and product costs that should have been charged to operating expenses when they were incurred and (iii) various restructuring activities that resulted in the abandonment of certain network equipment and leasehold improvements. Accordingly, for the three months ended September 30, 2002, we recorded additional (i) depreciation expense of $9,584 and (ii) network and product costs of $1,215. During the three months ended December 31, 2002, we reduced depreciation expense by $1,306 and recorded additional (i) network and product costs of $1,930, (ii) loss on the disposition of property and equipment of $863 and (iii) interest expense of $75 as a result of this continuing evaluation. In addition, as part of our financial statement close process for the fourth quarter of 2002, we discovered that we had overstated our non-cash amortization expense relating to deferred stock-based compensation in prior periods by $3,745. Therefore, we recorded reductions of (i) network and product costs of $671 and (ii) sales, marketing, general and administrative expense of $3,074 during the three months ended December 31, 2002. Furthermore, as part of the review of our December 31, 2002 tax accruals, we determined that we had overstated our transaction-based tax and other tax accruals in prior periods by $5,291, which we adjusted during the three months ended December 31, 2002 through a reduction of network and product costs of $5,122 and a reduction of sales, marketing, general and administrative expenses of $169. The adjustment was primarily driven by various complex rules surrounding our estimated liability to the Federal Universal Service Fund. We do not believe any of the aforementioned amounts are material to the periods in which they should have been recorded, nor do we believe the prospective correction of such amounts during the year ended December 31, 2002 is material to our consolidated operating results for such year. The impact on prior financial reporting periods in 2002, 2001 and 2000 would have been as follows if these amounts had been recorded in the proper financial reporting periods:

	Three Months Ended

	March 31,	June 30,	September 30,	December
	2002	2002	2002	31, 2002

Net loss, as reported	$(56,839)	$(40,793)	$(51,707)	$(35,489)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss, as reported	—	—	10,799	(7,474)
Effect of unadjusted differences	(1,186)	(1,231)	1,386	—

Net loss, had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(58,025)	(42,024)	(39,522)	(42,963)

Net loss per share, as reported	(0.26)	(0.19)	(0.23)	(0.16)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss per share, as reported	—	—	0.04	(0.03)
Effect of unadjusted differences	(0.01)	(0.01)	0.01	—

Net loss per share, had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(0.27)	(0.20)	(0.18)	(0.19)

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December	December
	2001	2001	2001	31, 2001	31, 2001

Net income (loss), as reported	$(198,535)	$(175,462)	$(139,749)	$858,504	$344,758
Effect of prospectively correcting certain differences relating to prior periods, which is included in net income (loss), as reported	—	—	—	—	—
Effect of unadjusted differences	5,198	12	(4,841)	(3,802)	(3,433)

Net income (loss), had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(193,337)	(175,450)	(144,590)	854,702	341,325

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2001	2001	2001	2001	2001

Net income (loss) per share, as reported	(1.15)	(1.01)	(0.79)	4.69	1.94
Effect of prospectively correcting certain differences relating to prior periods, which is included in net income (loss) per share, as reported	—	—	—	—	—
Effect of unadjusted differences	0.03	—	(0.03)	(0.02)	(0.02)

Net income (loss) per share, had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(1.12)	(1.01)	(0.82)	4.67	1.92

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2000	2000	2000	2000	2000

Net loss, as reported	$(136,259)	$(153,021)	$(246,344)	$(907,512)	$(1,443,136)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss, as reported	—	—	—	—	—
Effect of unadjusted differences	(692)	211	216	1,404	1,139

Net loss, had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(136,951)	(152,810)	(246,128)	(906,108)	(1,441,997)

Net loss per share, as reported	(0.93)	(1.00)	(1.58)	(5.40)	(9.47)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss per share, as reported	—	—	—	—	—
Effect of unadjusted differences	—	—	—	0.01	0.01

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2000	2000	2000	2000	2000

Net loss per share, had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(0.93)	(1.00)	(1.58)	(5.39)	(9.46)

     Our selling, marketing, general and administrative expenses have decreased on a relative basis in most quarters during the years ended December 31, 2002 and 2001, which reflects the impact of our restructuring efforts and cost reduction measures. Our sales, marketing, general and administrative expenses increased in the third and fourth quarter of 2002 primarily due to advertising expenses attributable to our radio, television and other various media marketing and advertising programs related to our “Popularizing Broadband” campaign, which we launched during the third quarter of 2002.

     We recorded a credit to litigation-related expenses of $11,628 for the year ended December 31, 2002. The credit represents the non-cash valuation adjustment for the change in value of the 6,495,844 shares of common stock that will ultimately be distributed pursuant to the MOU described in Note 10 to our consolidated financial statements and in “Part I. Item 3 Legal Proceedings.” Charges (credits) pertaining to litigation-related expenses were $(3,767), $(7,146), $1,884 and $(2,599), for the three months ended March 31, June 30, September 30 and December 31 of 2002, respectively. We recorded litigation-related expenses of $31,160 for the year ended December 31, 2001, including a cash payment of $5,359 and a non-cash charge of $25,801 for the value of 9,328,334 shares of common stock that either were issued in 2001 or will ultimately be issued, as described above. We recognized $4,000 (non-cash) of these charges in the second quarter ended June 30, 2001, $1,907 ($2,767 in cash and $(860) non-cash) in the third quarter ended September 30, 2001 and $25,253 ($2,592 in cash and $22,661) in the fourth quarter ended December 31, 2001.

     During the three months ended December 31, 2001, we determined that certain communications equipment was obsolete based on its discontinued use in our network. We also made the decision to sell our Manassas, Virginia, facility, including land, a building and certain furniture and fixtures. In March 2002, we entered into a non-binding agreement with a third party to sell this property for less than its current book value. Accordingly, we recorded a write-down of this property and equipment for $9,999 during the three months ended December 31, 2001. We completed the sale of this property in June 2002.

     We have experienced decreasing losses from operations on a quarterly basis during the years ended December 31, 2002 and 2001 as a result of reduced operating expenses levels. Depreciation and amortization have been trending downwards as a result of decreased capital expenditures and certain assets becoming fully depreciated. We expect to sustain quarterly net losses for at least the next two years. See “Part I. Item 1. Business—Risk Factors—We have a history of losses and expect losses in the future.” Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including the factors described in “Part I. Item 1. Business—Risk Factors.” Factors that may affect our operating results include:

•	the effect of the FCC’s Triennial Review and its announcements that it would phase out its prior rules on line-sharing and not require that the phone companies provide us with access to remote terminals;

•	the impact of other regulatory developments;

•	financial difficulties experienced by our customers;

•	our ability to attract and retain Internet service provider, enterprise and telecommunications carrier customers and limit end-user churn rates;

•	the rate at which customers subscribe to our services;

•	our access to facilities of the traditional telephone companies that we need to sell our service;

•	the ability to order or deploy our services on a timely basis to adequately satisfy end-user demand;

•	our ability to successfully operate our network;

•	reductions in the prices for our services due to competition, volume-based pricing and other factors;

•	the success of our relationships with strategic partners and other potential third parties in generating significant subscriber demand;

•	the mix of line orders between consumer end-users and business end-users (which typically have higher margins) as well as the mix between end-users that purchase our services directly from us as opposed to purchasing from one of our resellers;

•	the ability to develop and commercialize new services by us or our competitors;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our network, our network capacity and new service offerings;

•	our ability to raise additional capital as may be required in the future; and

•	the absence of an adverse result in litigation against us.

     Many of these factors are outside of our control. See “Item 1. Business-Risk Factors-Our operating results are likely to fluctuate in future periods and may fail to meet the expectations of securities analysts and investors.”

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. Capital expenditures were $26,564 for the year ended December 31, 2002. We expect that our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be lower in future periods while incremental, or “success-based”, capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network.

     From our inception through December 31, 2002, we financed our operations primarily through private placements of $220,600 of equity securities, $1,282,000 in net proceeds raised from the issuance of notes (including our agreement with SBC for a $50,000 note payable), a $75,000 collateralized deposit and $719,000 in net proceeds raised from public equity offerings. As of December 31, 2002, we had an accumulated deficit of $1,529,336, and unrestricted cash, cash equivalents, and short-term investments of $204,567. In addition, we had stockholders’ equity as of December 31, 2002 of $82,299.

     Net cash used in our operating activities was $73,967 for the year ended December 31, 2002. The net cash used in our operating activities during this period was primarily due to the net loss of $184,828, a decrease in accounts payable of $4,927, a decrease in collateralized customer deposits of $6,809, a decrease in unearned revenues of $24,882 and a reduction of non-cash litigation-related expenses of $11,628, offset by depreciation and amortization charges of $127,088, a decrease in deferred costs of service activation of $17,676, a decrease in restricted cash of $8,702 and a net decrease in other operating assets and liabilities of $4,259.

     Net cash used in our investing activities was $40,113 for the year ended December 31, 2002. The net cash used in our investing activities during this period was primarily due to purchases of short-term investments of $237,088 and capital expenditures of $26,564, offset by maturities of short-term investments of $165,526, sales of short-term investments of $40,017, proceeds from the sale of property and equipment of $13,451 and proceeds from the sale of investments in unconsolidated affiliates of $3,360.

     Net cash provided by our financing activities was $2,761 for the year ended December 31, 2002. The net cash provided by our financing activities during this period was due to proceeds from the issuance of common stock of $3,089, offset by principal payments under capital lease obligations of $328.

     As of December 31, 2002, we had $96,491 in unrestricted cash and cash equivalents and $108,076 in unrestricted short-term investments. We expect to experience negative cash flow from operating and investing activities into 2004 due to continued development of new services and the addition of new end-users to our network. Our future cash requirements for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

•	the effect of the FCC’s decision in the Triennial Review, our continuing ability to access line-shared telephone wires and our ability to obtain access to the traditional telephone companies’ remote terminals;

•	the rate at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	the financial condition of our customers;

•	the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	the rate at which we invest in engineering, development and intellectual property with respect to existing and future technology;

•	the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending litigation;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	the number of regions entered, the timing of entry and services offered.

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

     Our contractual debt and lease obligations as of December 31, 2002 for the next five years, and thereafter, were as follows:

	2003	2004-2005	2006-2007	Thereafter	Total

Note payable to SBC	$—	$50,000	$—	$—	$50,000
Capital leases	165	—	—	—	165
Office leases	5,424	6,112	2,450	720	14,706
Other operating leases	1,451	209	4	—	1,664

	$7,040	$56,321	$2,454	$720	$66,535

     We lease certain vehicles, equipment and office facilities under various noncancelable operating leases that expire at various dates through 2009. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases. We are also obligated under a capital equipment lease, which expires in 2003.

     Our 2003 business plan includes certain discretionary spending that is based on several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, we will curtail this discretionary spending so that we can continue as a going concern at least through December 31, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2002. Additionally, on February 20, 2003, the FCC announced the results of the Triennial Review of its rules for network unbundling obligations of Incumbent Local Exchange Carriers. Among other things, the FCC announced that it will phase-out its rule requiring line-sharing over a three-year period. While the FCC has not yet issued its order pursuant to the Triennial Review, the ultimate impact of the FCC’s February 20, 2003 announcement on our business, which relies on line-sharing to serve certain consumer end-users, will depend on our ability to negotiate fair and reasonable prices substantially lower than the whole loop cost that will ultimately be permitted under the FCC’s rules. We do not believe the FCC’s revised unbundling rules will have a material adverse effect on our ability to continue as a going concern at least through December 31, 2003.

     We have in the past described our expectation of attaining cash flow sufficiency from our operating activities in mid-2004. Subsequent to our announcement of these expectations, the FCC announced the results of its Triennial Review, although it has not yet issued its final order. The order, when issued, may impact our cash flow from operations and the manner in which we progress towards cash flow sufficiency. In particular, our ability to continue to sell stand-alone consumer-grade services will likely depend on our ability to negotiate with the telephone companies fair and reasonable prices for line-shared services that are substantially lower than the cost of a separate line. If we cannot reach reasonable terms with the telephone companies, we may be unable to sell stand-alone consumer-grade services. In that event, we would be required to, and we believe we can, adjust our business plan so that we can still reach cash flow sufficiency in the second half of 2004. However, in this event, our growth could be impaired because of our reduced access to the consumer market.

     Nonetheless, adverse business, legal, regulatory or legislative developments, such as the inability to continue line-sharing, may require us to raise additional financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise additional capital, especially under the current capital market conditions. If we are unable to acquire additional capital on favorable terms or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition which could require a sale or liquidation of our company.

Forward-Looking Statements

     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	the impact of the FCC’s decision in the Triennial Review and our ability to obtain access to line-sharing at rates that allow us to sell consumer-grade services;

•	expectations regarding our ability to become cash-flow positive;

•	expectations regarding the extent to which customers purchase our services;

•	expectations regarding our relationships with our strategic partners and other potential third parties;

•	expectations as to pricing for our services in the future;

•	expectations as to the impact of our service offerings on our margins;

•	the possibility that we will increase our revenues;

•	the impact of advertising on brand recognition and operating results;

•	plans to make strategic investments and acquisitions and the affect of such investments and acquisitions;

•	estimates and expectations of future operating results, including expectations regarding when we anticipate operating on a cash flow positive basis, the adequacy of our cash reserves, our monthly burn rate and the number of installed lines;

•	plans to develop and commercialize value-added services;

•	our anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	the effect of regulatory changes;

•	the effect of litigation currently pending; and

•	other statements contained in this Report on Form 10-K regarding matters that are not historical facts.

     These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

•	adapt our business plan in response to further developments resulting from the FCC’s Triennial Review announcement and future order;

•	collect receivables from customers;

•	retain end-users that are served by customers facing financial difficulties;

•	successfully market our services to customers;

•	generate customer demand for our services;

•	successfully defend our company against litigation;

•	successfully reduce our operating costs and overhead while continuing to provide good customer service;

•	successfully continue to increase the number of business-grade lines;

•	achieve favorable pricing for our services;

•	respond to increasing competition;

•	manage growth of our operations; and

•	access regions and negotiate suitable interconnection agreements with the traditional telephone companies, all in a timely manner, at reasonable costs and on satisfactory terms.

     All written and oral forward-looking statements made in connection with this Report on Form 10-K which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Part I. Item 1. Business—Risk Factors” and other cautionary statements included in this Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of December 31, 2002 is fixed-rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

INDEX

     (a)  The following documents are filed as part of this Form 10-K:

(1) Financial Statements. The following Financial Statements of Covad Communications Group, Inc. and Report of Independent Auditors are filed as part of this report.

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Covad Communications Group, Inc.

     We have audited the accompanying consolidated balance sheets of Covad Communications Group, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covad Communications Group, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition and related incremental direct costs in accordance with guidance contained in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

/s/ Ernst & Young LLP

Walnut Creek, California
March 5, 2003

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$96,491	$207,810
Short-term investments	108,076	76,053
Restricted cash and investments	501	9,203
Accounts receivable, net of allowances of $5,388 at December 31, 2002 ($8,483 at December 31, 2001)	21,746	23,245
Unbilled revenues	3,921	4,964
Other receivables	1,385	3,885
Inventories	5,096	7,249
Prepaid expenses and other current assets	5,524	6,689

Total current assets	242,740	339,098
Property and equipment, net	108,737	215,804
Collocation fees, net of accumulated amortization of $32,372 at December 31, 2002 ($17,716 at December 31, 2001)	43,284	53,464
Investments in unconsolidated affiliates	1,026	4,874
Deferred costs of service activation	40,286	57,962
Deferred customer incentives	3,540	—
Other long-term assets	2,548	3,966

Total assets	$442,161	$675,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,915	$15,842
Accrued compensation	12,774	16,268
Current portion of capital lease obligations	165	11
Accrued collocation and network service fees	16,537	31,454
Accrued transaction-based taxes	45,426	40,648
Accrued interest	5,683	183
Accrued market development funds and customer incentives	6,422	1,733
Unresolved claims related to bankruptcy proceedings	7,381	22,200
Other accrued liabilities	8,581	8,103

Total current liabilities	113,884	136,442
Long-term debt	50,000	50,000
Collateralized customer deposit	68,191	75,000
Deferred gain resulting from deconsolidation of subsidiary	53,972	55,200
Unearned revenues	73,815	98,697

Total liabilities	359,862	415,339
Commitments and contingencies

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in thousands, except share and per share amounts)

	December 31,

	2002	2001

Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.001 par value; 590,000,000 shares authorized; 223,182,511 shares issued and outstanding at December 31, 2002 (216,542,212 shares issued and outstanding at December 31, 2001)	223	216
Common stock — Class B, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2002 and 2001	—	—
Additional paid-in capital	1,612,319	1,606,737
Deferred stock-based compensation	(160)	(257)
Accumulated other comprehensive loss	(747)	(2,359)
Accumulated deficit	(1,529,336)	(1,344,508)

Total stockholders’ equity	82,299	259,829

Total liabilities and stockholders’ equity	$442,161	$675,168

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,

	2002	2001	2000

Revenues, net	$383,496	$332,596	$158,736
Operating expenses:
Network and product costs	298,336	461,875	432,153
Sales, marketing, general and administrative	150,373	199,908	292,991
Provision for bad debts (bad debt recoveries)	319	(658)	11,257
Depreciation and amortization of property and equipment	112,438	137,920	91,205
Amortization of intangible assets	14,650	12,919	87,220
Provision for restructuring expenses	—	14,364	4,988
Provision for long-lived asset impairment	—	11,988	589,388
Litigation-related expenses, net	(11,628)	31,160	—
Write-off of in-process research and developments costs	—	—	3,726

Total operating expenses	564,488	869,476	1,512,928

Loss from operations	(180,992)	(536,880)	(1,354,192)
Other income (expense):
Interest income	5,122	24,593	52,901
Realized gain (loss) on short-term investments	(17)	5,909	13,466
Other than temporary losses on short-term investments	—	(1,311)	(11,579)
Provision for impairment of investments in unconsolidated affiliates	(388)	(10,069)	(17,826)
Equity in losses of unconsolidated affiliates	(806)	(13,769)	(6,452)
Gain (loss) on disposal of investments in unconsolidated affiliate	(636)	178	—
Interest expense (contractual interest expense was $142,356 during the year ended December 31, 2001)	(5,581)	(92,782)	(109,863)
Miscellaneous expense, net	(1,530)	(2,218)	(342)
Reorganization expenses, net	—	(62,620)	—

Other income (expense), net	(3,836)	(152,089)	(79,695)

Loss before extraordinary item and cumulative effect of change in accounting principle	(184,828)	(688,969)	(1,433,887)
Extraordinary item-gain on extinguishment of debt	—	1,033,727	—
Cumulative effect of change in accounting principle	—	—	(9,249)

Net income (loss)	$(184,828)	$344,758	$(1,443,136)

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,

	2002	2001	2000

Basic and diluted per share amounts:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.84)	$(3.89)	$(9.41)

Extraordinary item	$—	$5.83	$—

Cumulative effect of accounting change	$—	$—	$(0.06)

Net income (loss)	$(0.84)	$1.94	$(9.47)

Weighted average common shares used in computing basic and diluted per share amounts	219,743,662	177,347,193	152,358,589

Pro forma amounts assuming the accounting change is applied retroactively:
Net income (loss)	$(184,828)	$344,758	$(1,433,887)

Basic and diluted net income (loss) per common share	$(0.84)	$1.94	$(9.41)

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Convertible						Notes	Accumulated		Total
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Other		Stockholders'
					Paid-In	Stock-Based	From	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	(Deficit)

Balances at December 31, 1999	—	$—	138,710,493	$139	$851,538	$(6,513)	$—	$91,257	$(246,130)	$690,291
Issuance of common stock	—	—	18,101,646	18	155,385	—	—	—	—	155,403
Issuance of common stock upon exercise of options	—	—	5,461,935	5	12,080	—	—	—	—	12,085
Issuance of common stock for acquisitions of businesses	—	—	11,097,753	11	480,645	(407)	—	—	—	480,249
Repurchase of common stock	—	—	(1,434,375)	(1)	—	—	—	—		(1)
Recognition of warrants	—	—	—	—	9,089	—	—	—	—	9,089
Assumption of notes receivable from stockholders in connection with business acquisitions	—	—	—	—	—	—	(423)	—	—	(423)
Deferred stock-based compensation	—	—	—	—	628	(628)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	4,481	—	—	—	4,481
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	(88,985)	—	(88,985)
Foreign currency translation	—	—	—	—	—	—	—	(1,716)	—	(1,716)
Net loss	—	—	—	—	—	—	—	—	(1,443,136)	(1,443,136)

Balances at December 31, 2000	—	—	171,937,452	172	1,509,365	(3,067)	(423)	556	(1,689,266)	(182,663)
Issuance of common stock	—	—	1,010,000	1	579	—	—	—	—	580
Issuance of common stock upon exercise of options	—	—	4,100,979	4	2,109	—	—	—	—	2,113
Repurchase of common stock	—	—	(67,500)	—	(172)	—	—	—	—	(172)

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Amounts in thousands, except share amounts)

	Convertible						Notes	Accumulated		Total
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Other		Stockholders'
					Paid-In	Stock-Based	From	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	(Deficit)

Issuance of common stock upon emergence from Chapter 11 bankruptcy	—	—	37,292,800	37	93,568	—	—	—	—	93,605
Deconsolidation of subsidiary	—	—	—	—	—	—	423	—	—	423
Stock-based compensation	—	—	—	—	439	—	—	—	—	439
Issuance of common stock for business acquisition	—	—	2,268,481	2	2,062	—	—	—	—	2,064
Reversal of deferred stock-based compensation	—	—	—	—	(1,213)	1,213	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,597	—	—	—	1,597
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	(2,327)	—	(2,327)
Foreign currency translation	—	—	—	—	—	—	—	(588)	—	(588)
Net income	—	—	—	—	—	—	—	—	344,758	344,758

Balances at December 31, 2001	—	—	216,542,212	216	1,606,737	(257)	—	(2,359)	(1,344,508)	259,829
Issuance of common stock	—	—	5,417,251	6	4,303	—	—	—	—	4,309
Issuance of common stock upon exercise of options	—	—	1,005,937	1	398	—	—	—	—	399
Issuance of common stock following emergence from Chapter 11 bankruptcy	—	—	217,111	—	261	—	—	—	—	261
Issuance of warrants	—	—	—	—	3,790	—	—	—	—	3,790
Stock-based compensation	—	—	—	—	285	—	—	—	—	285

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(Amounts in thousands, except share amounts)

	Convertible						Notes	Accumulated		Total
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Other		Stockholders'
					Paid-In	Stock-Based	From	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	(Deficit)

Deferred stock-based compensation	—	—	—	—	290	(290)	—	—	—	—
Amortization (reversal) of deferred stock-based compensation	—	—	—	—	(3,745)	387	—	—	—	(3,358)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	270	—	270
Foreign currency translation	—	—	—	—	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	—	—	—	—	(184,828)	(184,828)

Balances at December 31, 2002	—	$—	223,182,511	$223	$1,612,319	$(160)	$—	$(747)	$(1,529,336)	$82,299

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,

	2002	2001	2000

Operating Activities:
Net income (loss)	$(184,828)	$344,758	$(1,443,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts (bad debt recoveries)	319	(658)	11,257
Depreciation and amortization	127,088	150,839	178,425
Loss on disposition of property and equipment	1,712	2,679	524
Non-cash reorganization expenses	—	42,856	—
Non-cash litigation-related expenses	(11,628)	25,801	—
Provision for long-lived asset impairment	—	11,988	589,388
Write-off of in-process research and development costs	—	—	3,726
Amortization (reversal) of deferred stock-based compensation, net	(3,358)	1,597	4,481
Other stock-based compensation	285	439	9,089
Other non-cash charges	803	—	—
Accretion of interest on investments	(209)	(7,136)	(25,093)
Accretion of debt discount and amortization of deferred debt issuance costs	—	20,845	27,826
Other than temporary losses on short-term investments	—	1,311	11,579
Provision for impairment of investments in unconsolidated affiliates	388	10,069	17,826
Equity in losses of unconsolidated affiliates	806	13,769	6,452
(Gain) loss on disposal of investment in unconsolidated affiliates	636	(178)	—
Extraordinary item	—	(1,033,727)	—
Cumulative effect of change in accounting principle	—	—	9,249
Net changes in operating assets and liabilities:
Restricted cash	8,702	(9,103)	(635)
Accounts receivable	1,180	532	(18,932)
Unbilled revenue	1,043	2,282	(1,827)
Inventories	2,153	6,748	(5,662)
Prepaid expenses and other current assets	4,159	3,163	3,534
Deferred costs of service activation	17,676	(5,131)	(52,831)
Accounts payable	(4,927)	(53,652)	41,047
Unresolved claims related to bankruptcy proceedings	(2,930)	22,200	—
Collateralized customer deposit	(6,809)	—	—
Accrued restructuring expenses	—	2,024	4,988
Other current liabilities	(1,346)	(22,291)	51,773
Unearned revenues	(24,882)	12,777	80,459

Net cash used in operating activities	(73,967)	(455,199)	(496,493)

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in thousands)

	Year ended December 31,

	2002	2001	2000

Investing Activities:
Cash acquired through business acquisitions	—	—	4,330
Cash relinquished as a result of deconsolidating a subsidiary	—	(1,599)	—
Purchase of short-term investments	(237,088)	(638,096)	(613,307)
Maturities of short-term investments	165,526	547,477	679,615
Sale of short-term investments	40,017	329,458	92,917
Redemption of restricted investments	—	26,875	26,875
Purchase of restricted investments in connection with bankruptcy proceedings	—	(257,202)	—
Redemption of restricted investments in connection with bankruptcy proceedings	—	270,698	—
Purchase of property and equipment	(22,782)	(15,732)	(319,234)
Proceeds from sale of property and equipment	13,451	1,280	—
Recovery of internal-use software costs	814	2,000	21,500
Payment of collocation fees	(3,782)	(7,940)	(25,038)
Acquisition of equity investments in unconsolidated affiliates	—	—	(51,341)
Proceeds from sale of investments in unconsolidated affiliates	3,360	1,225	—
Decrease (increase) in other long-term assets	371	(206)	(2,053)

Net cash provided by (used in) investing activities	(40,113)	258,238	(185,736)
Financing Activities:
Proceeds from collateralized customer deposit	—	75,000	—
Proceeds from issuance of long-term debt	—	50,000	897,619
Principal payments of long-term debt in connection with bankruptcy proceedings	—	(271,708)	—
Other principal payments of long-term debt	—	(8,393)	(5,457)
Principal payments under capital lease obligations	(328)	(1,089)	(2,347)
Proceeds from common stock issuance, net of repurchase	3,089	2,521	167,487
Principal payments on short-term borrowings	—	—	(32,900)

Net cash provided by (used in) financing activities	2,761	(153,669)	1,024,402
Effect of foreign currency translation on cash and cash equivalents	—	—	229

Net increase (decrease) in cash and cash equivalents	(111,319)	(350,630)	342,402
Cash and cash equivalents at beginning of year	207,810	558,440	216,038

Cash and cash equivalents at end of year	$96,491	$207,810	$558,440

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in thousands)

	Year ended December 31,

	2002	2001	2000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest, net of amounts capitalized (none in 2002 and 2001, $2,490 in 2000)	$80	$68,051	$77,816

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Equipment purchased through capital leases	$482	$—	$955

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000
(Amounts in thousands, except share and per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Organization, Business and Basis of Presentation

     Organization and Business

     Covad Communications Group, Inc. (“Covad”) is a provider of high-speed connectivity services. These services include a range of high-speed, high-capacity Internet and network access services utilizing digital subscriber line (“DSL”) technology and related value-added services. Covad’s high-speed connectivity services are sold to businesses and consumers directly and indirectly through Internet service providers (“ISPs”), enterprises, telecommunications carriers and other customers. These services are sold directly to business and consumer end-users through Covad’s field sales force, telephone sales, third party referrals and Covad’s Website. ISPs purchase Covad’s services in order to provide high-speed Internet access to their business and consumer end-users. Branded virtual service providers purchase turnkey broadband or dial-up services from Covad and sell these services to their existing customers or affiliate groups. Enterprise customers purchase services directly or indirectly from Covad to provide their employees with high-speed remote access to the enterprise’s local area network. Other telecommunications carriers purchase Covad’s services for resale to their ISP affiliates, Internet users and enterprise customers.

     Basis of Presentation

     The consolidated financial statements include the accounts of Covad and its wholly owned subsidiaries (collectively, the “Company”), except for the accounts of BlueStar Communications Group, Inc. and its subsidiaries (collectively, “BlueStar”), which have been excluded from the Company’s consolidated financial statements effective June 25, 2001 (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company’s 2003 business plan includes certain discretionary spending that is based on several assumptions, including growth of the Company’s subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, the Company will curtail this discretionary spending so that it can continue as a going concern at least through December 31, 2003 using only the Company’s unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2002. Additionally, on February 20, 2003, the Federal Communications Commission (“FCC”) announced the results of the Triennial Review of its rules for network unbundling obligations of Incumbent Local Exchange Carriers (Note 15). Among other things, the FCC announced that it will phase-out its rule requiring line-sharing over a three-year period. While the FCC has not yet issued its order pursuant to the Triennial Review, the ultimate impact of the FCC’s February 20, 2003 announcement on the Company’s business, which relies on line-sharing to serve certain consumer end-users, will depend on the Company’s ability to negotiate fair and reasonable prices substantially lower than the whole loop cost that will ultimately be permitted under the FCC’s rules. Management does not believe the FCC’s revised unbundling rules will have a material adverse effect on the Company’s ability to continue as a going concern at least through December 31, 2003.

     As part of management’s continuing evaluation of the Company’s network assets during the year ended December 31, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to certain expenses. Such matters were related principally to (i) changes in the Company’s network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment, (ii) the capitalization of certain network and product costs that should have been charged to operating expenses when they were incurred and (iii) various restructuring activities that resulted in the abandonment of certain network equipment and leasehold improvements. Accordingly, for the year ended December 31, 2002, the Company has recorded additional (i) depreciation expense of $6,989 ($1,306 of which was recorded during the fourth quarter of 2002), (ii) network and product costs of $2,635 ($1,930 of which was recorded during the fourth quarter of 2002), (iii) loss on the disposition of property and equipment of $635 (all of which was recorded during the fourth quarter of 2002), and (iv) interest expense of $51 (all of which was recorded during the fourth quarter of 2002). In addition, as part of the Company’s financial statement close process for the year ended December 31, 2002, management discovered that the Company had overstated its amortization expense relating to non-cash deferred stock-based compensation in prior periods by $3,213. Therefore, for the year ended December 31, 2002, the Company recorded reductions of (i) network and products costs of $320 (all of which was recorded during the fourth quarter of 2002) and (ii) sales, marketing, general and administrative expense of $2,893 (all of which was recorded during the fourth quarter of 2002). Furthermore, as part of the Company’s review of its December 31, 2002 tax accruals, it determined that it had overstated its transaction-based tax and other tax accruals in prior periods by $4,804, which the Company adjusted during the year ended December 31, 2002 (all of which was recorded during the fourth quarter of 2002). The adjustment was primarily driven by various complex rules surrounding the Company’s estimated liability to the Federal Universal Service Fund. The Company does not believe any of the aforementioned amounts are material to the periods in which they should have been recorded, nor does it believe the

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year (the prospective correction of the aforementioned amounts relating to prior periods increased the Company’s 2002 consolidated net loss by $2,294, or $0.01 per share). The impact on prior financial reporting periods would have been as follows if these amounts had been recorded in the correct financial reporting periods: (i) net income for the year ended December 31, 2001 would have been decreased by $3,433 ($0.02 per share) and (ii) net loss for the year ended December 31, 2000 would have been decreased by $1,139 ($0.01 per share).

Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances (Notes 1 and 2), (ii) inventory valuation (Note 1), (iii) reorganization and restructuring liabilities (Notes 3 and 4), (iv) useful life assignments and impairment evaluations associated with property and equipment and intangible assets (Notes 1 and 5), (v) anticipated outcomes of legal proceedings and other disputes (Notes 3, 4 and 10), (vi) transaction-based tax liabilities (Note 10) and (vii) valuation allowances associated with deferred tax assets (Note 12).

     Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of December 31, 2002 and 2001, cash equivalents consisted principally of money market mutual funds. All of the Company’s investments are classified as available-for-sale and stated at their fair market values, which are determined based on quoted market prices. The Company’s short-term investments had original maturities greater than three months, but less than one year, from the balance sheet dates. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold.

     Short-term investments consisted of the following:

		December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$107,867	$209	$—	$108,076

Total available-for-sale securities	$107,867	$209	$—	$108,076

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$30,019	$1	$(23)	$29,997
Certificates of deposit	46,089	—	(33)	46,056

Total available-for-sale securities	$76,108	$1	$(56)	$76,053

     Realized gains and losses resulting from the sale of available-for-sale securities were as follows:

	Year ended December 31,

	2002	2001	2000

Gains	$—	$6,373	$13,466
Losses	(17)	(464)	—

	$(17)	$5,909	$13,466

     Restricted Cash and Investments

     As of December 31, 2002 and 2001, the Company held $501 and $9,203, respectively, in money market mutual funds principally for the payment of unresolved bankruptcy claims (Note 2).

     Other Investments

     Other investments consist primarily of strategic investments in publicly held and private entities. Investments representing equity interests of less than 20% in publicly held companies are accounted for as available-for-sale securities at fair value as measured by quoted market prices. Investments in privately held companies are accounted for under either the cost or equity methods of accounting, depending on the Company’s ability to significantly influence these entities.

     The Company performs periodic reviews of its investments for impairment. Impairment write-downs create a new carrying value for both publicly and privately held investments and the Company does not record subsequent increases in fair value in excess of the new carrying value for privately held investments accounted for under the cost or equity methods. The Company recorded write-downs of $388, $10,069 and $17,826 during the years ended December 31, 2002, 2001 and 2000, respectively, related to impairments of its privately held investments.

     Concentrations of Credit Risk, Significant Customers, Key Suppliers and Related Parties

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and restricted investments. The Company’s cash and investment policies limit cash equivalents, short-term investments and restricted investments to short-term, investment grade instruments. Cash and cash equivalents, short-term investments and restricted cash and investments are held with various domestic and Canadian financial institutions with high credit standing. The Company has not experienced any significant losses on its cash, cash equivalents or restricted investments. However, during the years ended December 31, 2001 and 2000, the Company recognized other than temporary losses on certain available-for-sale securities aggregating $1,311 and $11,579, respectively (none during the year ended December 31, 2002).

     The Company conducts business primarily with ISP, enterprise and telecommunications carrier customers in the United States. As more fully described in Note 2, the Company has concentrations of credit risk with a small number

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of customers, and certain of the Company’s customers were experiencing financial difficulties as of December 31, 2002 and 2001 and were not current in their payments for the Company’s services at those dates. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. An allowance is maintained for estimated credit losses. During the years ended December 31, 2002, 2001 and 2000, the Company wrote-off certain accounts receivable balances aggregating $2,652, $10,371 and $175, respectively, against the allowance for credit losses. During the years ended December 31, 2002 and 2001, the Company recovered $684 and $2,037, respectively, of accounts receivable balances previously written-off against such allowance. There were no similar recoveries of accounts receivable balances for the year ended December 31, 2000.

     The Company’s former vice-chairman and interim chief executive officer, who was also a member of the Company’s board of directors from October 1997 to December 2002, is a minority stockholder and former member of the board of directors of one of the Company’s former ISP customers, InternetConnect, which filed for bankruptcy protection in 2001 (Note 6). The Company recognized revenues of $5,601 and $7,189 related to this customer during the years ended December 31, 2001 and 2000, respectively (none during the year ended December 31, 2002). The Company also purchased certain products from a company in which its former vice-chairman and interim chief executive officer serves as a director. Purchases from this vendor totaled $258 and $140 in 2002 and 2001, respectively. Purchases were not made from this vendor in 2000.

     The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company’s business and results of operations.

     The Company acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $5,774, $13,928 and $53,156 for the years ended December 31, 2002, 2001 and 2000, respectively.

     A member of the Company’s Board of Directors is the President of one of the Company’s wholesale customers. The Company recognized revenues from this customer of $1,311, $1,822 and $1,317 during the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, gross accounts receivable from this customer were $68 and $226, respectively.

     Inventories

     Inventories, consisting primarily of customer premises equipment, are stated at the lower of cost, determined using the “first-in, first-out” method, or market.

     Property and Equipment

     Property and equipment are recorded at cost, subject to adjustments for impairment, and depreciated or amortized using the straight-line method over the following estimated useful lives:

Building	10 years
Leasehold improvements	5 years or the term of the lease, whichever is less
Computer equipment	2 to 5 years
Computer software	3 to 5 years
Furniture and fixtures	2 to 5 years
Networks and communication equipment	2 to 5 years

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Company incurs significant costs associated with internal use software, which consists principally of the Company’s operational support systems (“OSS”) software and Website. The Company charges the costs of research to expense as they are incurred, including pre-development efforts related to determining technological or product alternatives, and costs incurred for training and maintenance. Software and Website development costs, which include direct costs such as labor and contractors, are capitalized when it is probable that the project will be completed and the software or Website will be used as intended. Costs incurred for upgrades and enhancements to the Company’s software or Website are capitalized when it is probable that such efforts will result in additional and significant functionality. Capitalized software and Website costs are amortized to expense over the estimated useful life of the software or Website. Amortization of internal use software costs was $5,814, $9,207 and $6,394 during the years ended December 31, 2002, 2001 and 2000, respectively. The Company accounts for incidental sales of licenses to its OSS software on a cost recovery basis (Note 6).

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

     Collocation Fees

     Collocation fees represent nonrecurring fees paid to other telecommunications carriers for the right to use central office space to house equipment owned or leased by the Company. Such nonrecurring fees are capitalized as intangible assets and amortized over five years using the straight-line method. The Company’s collocation agreements also require periodic recurring payments, which are charged to expense as incurred. All such collocation agreements are cancelable by the Company at any time.

     As of December 31, 2002, the Company’s estimated annual amortization expenses associated with collocation fees for the next five years were as follows:

2003	$11,828
2004	$11,828
2005	$11,828
2006	$7,343
2007	$457

     Change in Accounting Estimate

     In addition to the changes in accounting estimate described above under “Basis of Presentation,” effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding building and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate increased the Company’s loss before extraordinary item by $14,006 ($.08 per share) and decreased net income by $14,006 ($.08 per share) for the year ended December 31, 2001.

     Impairment of Long-lived Assets

     The Company periodically evaluates potential impairments of its long-lived assets, including intangibles. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

related to the assets. If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

     Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

     Stock-Based Compensation

     The Company accounts for stock-based awards to (i) employees using the intrinsic value method and (ii) non-employees using the fair value method.

     Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000 had the Company applied the fair value method to account for stock-based awards to employees:

	2002	2001	2000

Net income (loss), as reported	$(184,828)	$344,758	$(1,443,136)
Stock-based employee compensation expense (reversal) included in the determination of net income (loss), as reported	(3,112)	1,849	4,481
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(28,001)	(13,051)	(206,900)

Pro forma net income (loss)	$(215,941)	$333,556	$(1,645,555)

Basic and diluted net income (loss) per common share:
As reported	$(0.84)	$1.94	$(9.41)

Pro forma	$(0.98)	$1.88	$(10.80)

     The weighted-average grant date fair value of stock-based awards to employees was $1.50, $1.45 and $29.02 per share during the years ended December 31, 2002, 2001 and 2000, respectively. Such weighted-average grant fair values were estimated using the Black-Scholes option valuation model and the assumptions listed in Note 13 under the caption “Pro Forma Stock-Based Compensation Information.”

     Advertising Costs

     The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $27,083, $16,467 and $45,511, respectively.

     The Company makes market development funds (“MDF”) available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by the Company’s customers for co-branded advertising, and (i) the customers provide the Company with third-party evidence of such co-branded advertising as required by Company policy and (ii) the Company can reasonably estimate the fair value of its portion of the advertising, such amounts are charged to advertising expense as incurred. Other amounts payable to customers relating to rebates, customer incentives and nonqualified MDF activities are recorded as reductions of revenues as incurred.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Values of Financial Instruments

     The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments:

     Cash, Cash Equivalents, Short Term Investments and Restricted Investments. The carrying amounts of these assets approximate their respective fair values, which were determined based on quoted market prices.

     Borrowings. The fair values of borrowings, including long-term debt and capital lease obligations, are estimated based on quoted market prices, where available, or by discounting the future cash flows using estimated borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company. The aggregate fair value of the Company’s long-term debt and capital lease obligations was $59,140 as of December 31, 2002, as compared to the aggregate carrying amount of $50,147 as of such date. The aggregate fair value of the Company’s long-term debt and capital lease obligations was $50,011 as of December 31, 2001, as compared to the aggregate carrying amount of $50,011 as of such date.

     Foreign Currency

     The functional currency of the Company’s unconsolidated affiliates is the local currency. The investments in these unconsolidated affiliates are translated into U.S. dollars at year-end exchange rates, and the Company’s equity in the income or losses of these affiliates is translated at average exchange rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity.

     Per Share Amounts

     Basic per share amounts are computed by using the weighted average number of shares of the Company’s common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period.

     Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible debt instruments. However, diluted net income (loss) per share is the same as basic net income (loss) per share in the periods presented in the accompanying consolidated statements of operations because loss from operations is the “control number” in determining whether potential common shares are included in the calculation. Consequently, the impact of (i) including common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the assumed conversion of convertible senior notes was not dilutive to loss from operations.

     The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations:

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31,

	2002	2001	2000

Weighted average shares of common stock outstanding	219,750,287	177,489,090	155,944,344
Less weighted average shares of common stock subject to repurchase	6,625	141,897	3,585,755

Weighted average common shares used in computing basic per share amounts	219,743,662	177,347,193	152,358,589

     Comprehensive Income (Loss)

     Significant components of the Company’s comprehensive income (loss) are as follows:

		Year ended December 31,

	Cumulative
	Amounts	2002	2001	2000

Net income (loss)	$(1,529,336)	$(184,828)	$344,758	$(1,443,136)
Unrealized gains (losses) on available-for-sale securities	215	270	(2,327)	(88,985)
Foreign currency translation adjustment	(962)	1,342	(588)	(1,716)

Comprehensive income (loss)	$(1,530,083)	$(183,216)	$341,843	$(1,533,837)

     Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) number (“No.”) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported operating results, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in 2002. As of December 31, 2002, the Company has no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company will prospectively adopt EITF Issue No. 00-21 on July 1, 2003, and it does not believe the adoption of EITF Issue No. 00-21 will have a material effect on its consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In November 2002, the FASB issued interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company is required to adopt the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The Company does not believe the adoption of the recognition and measurement provisions of FIN No. 45 will have a material effect on its consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The Company will adopt SFAS No. 146 on January 1, 2003, and it does not believe the adoption of SFAS No. 146 will have a material effect on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145, which is effective in periods beginning after May 15, 2002, requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. The Company is required to adopt the provisions of SFAS No. 145 on January 1, 2003, and it does not believe the adoption of SFAS No. 145 will have a material effect on its consolidated financial statements.

     On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 had no effect on the Company’s consolidated financial statements.

     On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles Assets.” SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. The adoption of SFAS Nos. 141 and 142 had no effect on the Company’s consolidated financial statements.

     On January 1, 2002, the Company adopted the provision in EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” dealing with consideration from a vendor to a reseller under cooperative advertising and other arrangements. This provision of EITF Issue No. 01-9 states that consideration from a vendor to a reseller of the vendor’s products or services is presumed to be a reduction of the selling price of the vendor’s products or services, unless the vendor (i) receives an identifiable benefit in return for the consideration and (ii) can reasonably estimate the fair value of the benefit received. If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, the excess

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount is to be recorded by the vendor as a reduction of revenues. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company is required to adopt SFAS No. 143 on January 1, 2003, and it do not believe the adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

     On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are required to be reported in operations. The adoption of SFAS No. 133 had no effect on the Company’s consolidated financial statements.

     Reclassifications

     Certain balances in the Company’s 2001 and 2000 consolidated financial statements, including certain operating expenses, have been reclassified to conform to the presentation in 2002.

2. Revenue Recognition and Change in Accounting Principle

     Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the consolidated balance sheet caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $9,229, $13,277, and $10,647 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company had over 150 wholesale customers as of December 31, 2002. However, for the years ended December 31, 2002 and 2001, the Company’s 30 largest wholesale customers collectively comprised 93.3% and 88.5% of the Company’s total wholesale net revenues, respectively, and 79.5% and 76.0% of the Company’s total net revenues, respectively. As of December 31, 2002 and 2001, receivables from these customers collectively comprised 75.3% and 79.9%, respectively, of the Company’s gross accounts receivable balance.

     For the years ended December 31, 2002 and 2001, EarthLink, Inc., one of the Company’s wholesale customers, accounted for 20.0% and 17.5%, respectively, of the Company’s total net revenues. As of December 31, 2002 and 2001, receivables from this customer comprised 25.9% and 26.0%, respectively, of the Company’s gross accounts receivable balance. No other individual customer accounted for more than 10% of the Company’s total net revenues in 2002, 2001 and 2000.

     Some of the Company’s ISP and telecommunications carrier customers are experiencing financial difficulties. During the years ended December 31, 2002, 2001 and 2000, certain of these customers either (i) were not current in their payments for the Company’s services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) its ability to retain some or all of the payments

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

received from certain of these customers that have filed for bankruptcy protection was not reasonably assured. Accordingly, the Company classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers that have not filed for bankruptcy protection are recognized when cash for those services is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheet caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.

     A number of the Company’s customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 5.6%, 7.1% and 8.3% of the Company’s total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Although WorldCom, Inc. (“WorldCom”) filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from WorldCom on an accrual basis during 2002 based on its specific facts and circumstances in relation to the revenue recognition criteria described above. Consequently, the disclosures in the following paragraph related to financially distressed customers exclude amounts pertaining to WorldCom because the Company has not presently classified it as a financially distressed customer for revenue recognition purposes. The Company continues to attempt to migrate end-users from some of its financially distressed customers to the extent it is legally and operationally feasible.

     During the years ended December 31, 2002, 2001 and 2000, the Company issued billings to its financially distressed customers aggregating $42,881, $74,928 and $45,278, respectively, that were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements. However, the Company ultimately recognized revenues from certain of these customers when cash was collected (as described above) aggregating $47,609, $29,003 and $2,814 during the years ended December 31, 2002, 2001 and 2000, respectively, some of which relates to services provided in prior periods. In addition, revenues and the provision for bad debts (bad debt recoveries) recognized during the year ended December 31, 2002 include payments totaling $4,427 and $2,809, respectively, from certain bankrupt customers that the Company received prior to January 1, 2002 and recorded as unearned revenues in the accompanying consolidated balance sheet as of December 31, 2001 because the Company’s ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, the Company determined that its ability to retain these payments was reasonably assured prior to December 31, 2002. Consequently, the Company recognized these payments as revenues and bad debt recoveries, respectively, during 2002. No such payments were recognized as revenues or bad debt recoveries during the years ended December 31, 2001 or 2000. The Company had contractual receivables from its financially distressed customers totaling $6,031 as of December 31, 2002 that are not reflected in the accompanying consolidated balance sheet as of such date.

     The Company has obtained information indicating that some of its customers, including WorldCom, who (i) were essentially current in their payments for the Company’s services prior to December 31, 2002, or (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable as of December 31, 2002, may become financially distressed. Revenues from these customers accounted for approximately 34.6%, 14.2% and 13.9% of the Company’s total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, receivables from these customers comprised 31.8% of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to December 31, 2002, revenue from such customers will be recognized when cash is collected (as described above).

     The Company has obtained persuasive evidence indicating that the financial condition of one of its customers, which was designated as financially distressed in 2000, improved significantly during the year ended December 31, 2002, principally as a result of a capital infusion during this period. Consequently, the Company concluded that collection of its billings to this customer was now reasonably assured. Therefore, the Company resumed the recognition of revenues from this customer on an accrual basis during 2002, which resulted in the recognition of revenues in the amount of approximately $1,542 that relate to services rendered in periods ended prior to January 1, 2002. Similarly, the Company resumed the recognition of revenue on an accrual basis for another wholesale

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

customer during 2002. The Company did not, however, recognize additional revenue from services rendered in prior periods because this customer was current in its payments. No similar amounts were recognized during the other periods reported in the accompanying consolidated financial statements.

     The Company has billing disputes with certain of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. Accordingly, the Company maintains an allowance, through charges to revenues based on the Company’s estimate of the ultimate resolution of the disputes. These charges to revenues amounted to $2,322, $11,178 and $13,838 during the years ended December 31, 2002, 2001 and 2000, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company wrote-off certain accounts receivable balances aggregating $3,748, $6,701 and $13,468, respectively, against the allowance for customer disputes. During the year ended December 31, 2002, the Company recovered $2,145 of accounts receivable balances previously written-off against such allowance. There were no similar recoveries of accounts receivable balances for the years ended December 31, 2001 and 2000.

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

     For the years ended December 31, 2001 and 2000, the Company recognized $11,661 and $18,661, respectively, in revenue that was included in the cumulative effect adjustment as of January 1, 2000 (none during the year ended December 31, 2002). The effect of that revenue during 2001 and 2000 was to increase net income/decrease net loss by $3,067 and $4,624, respectively.

3. Reorganization Under Bankruptcy Proceedings

     On August 15, 2001 (the “Petition Date”), Covad, excluding its operating subsidiaries, filed a voluntary petition (the “Petition”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) for the purpose of confirming its pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001 (the “Plan”) with the majority holders (the “Noteholders”) of its senior note. The Petition was filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and was assigned Case No. 01-10167 (JJF). On December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on December 20, 2001 (the “Effective Date”), the Plan was consummated and Covad emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of the Plan, including the unresolved claims described below.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     On the Effective Date, the Company made the following distributions of cash and shares of its common stock to certain claimants:

	Common Stock

			Aggregate Fair
Claimant	Cash	Shares	Market Value	Total Consideration

Noteholders	$271,708	35,292,800	$88,585	$360,293
Plaintiffs in litigation (Note 10)	5,793	2,000,000	5,020	10,813
Other claimants	1,900	—	—	1,900

	$279,401	37,292,800	$93,605	$373,006

     The aforementioned distributions of cash and shares of the Company’s common stock resulted in the extinguishment of certain liabilities of Covad as of the Effective Date and the recognition of an extraordinary gain and certain litigation-related and other general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2001, as follows:

Extinguishment of senior notes:
Senior notes	$1,351,488
Accrued interest	42,532

1,394,020
Less consideration distributed to the Noteholders	360,293

Extraordinary gain recognized	$1,033,727

Settlement of litigation (Note 10):
Consideration distributed to the plaintiffs	$10,813
Less amounts accrued prior to the Effective Date	6,820

Additional litigation-related expenses recognized	$3,993

Other:
Consideration distributed to the claimants	$1,900
Less amounts accrued prior to the Effective Date	—

Additional general and administrative expenses recognized	$1,900

     There were unresolved claims related to Covad’s Chapter 11 bankruptcy proceedings aggregating $8,344 and $31,608 as of December 31, 2002 and 2001. As of December 31, 2002 and 2001, the Company recorded these unresolved claims in its consolidated balance sheets based on the amount of such claims allowed by the Bankruptcy Court (adjusted for changes in the value of the Company’s common stock after December 20, 2001), unless the Company has persuasive evidence indicating that a claim is duplicative with another allowed claim that was settled previously or is otherwise in error. In these cases, the unresolved claim does not meet the criteria for recognition in the Company’s consolidated financial statements. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

“Unresolved claims related to bankruptcy proceedings” reflected in the accompanying consolidated balance sheets as of December 31, 2002 and 2001.

     As of December 31, 2002 and 2001, the Company had (i) placed $501 and $8,000, respectively, of cash in a reserve fund (this balance is classified as “Restricted Cash and Investments” in the accompanying consolidated balance sheets) and (ii) reserved 7,078,733 and 7,295,844 shares, respectively, of common stock pending the resolution of the aforementioned disputed claims.

     The holders of the Company’s common stock issued prior to the Effective Date of the Plan retained their existing equity interests, but were diluted through the issuance of common stock to the claimants described above. As of the Effective Date, and after the issuance of 37,292,800 shares of the Company’s common stock pursuant to the Plan as described above, there were 216,445,276 shares of the Company’s common stock issued and outstanding. The holders of the Company’s common stock immediately before the Effective Date of the Plan held more than 50% of the Company’s voting shares (including shares reserved for future issuance under the Plan) immediately after the Effective Date of the Plan. Therefore, under AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the Company did not qualify for fresh-start reporting.

     In accordance with SOP 90-7, expenses resulting from the restructuring are reported separately as reorganization items. For the year ended December 31, 2001, the Company recognized expenses directly associated with Covad’s Chapter 11 bankruptcy proceedings in the amount of $63,229 (none for the year ended December 31, 2002). These reorganization expenses consisted of (i) non-cash adjustments to unamortized debt issuance costs and discounts and (ii) professional fees for legal and financial advisory services. For the year ended December 31, 2001, the Company recognized interest income in the amount of $609 on accumulated cash that Covad did not disburse as a result of its Chapter 11 bankruptcy proceedings (none for the year ended December 31, 2002). Such interest income has been offset against the aforementioned reorganization expenses in the Company’s 2001 consolidated statement of operations.

     Operating cash receipts and payments made by Covad resulting from the Plan were as follows for the period from August 15, 2001 through December 20, 2001:

Cash receipts:
Interest received	$2,650

Total cash receipts	$2,650

Cash disbursements:
Interest paid	$1,509
Professional fees paid	16,003
Claims paid	277,892

Total cash disbursements	$295,404

4. Other Restructuring Activities

     BlueStar, which was acquired by the Company on September 22, 2000 in a transaction accounted for as a purchase (Note 6), provided broadband communications and Internet services to small and medium sized businesses in smaller cities using a direct sales model. Continued losses at BlueStar, with no near term possibility of improvement, caused the Company’s board of directors to decide, on June 22, 2001, to cease the Company’s funding of BlueStar’s operations. Subsequently, on June 25, 2001, BlueStar terminated all of its 365 employees. However, 59 of BlueStar’s former employees were temporarily retained by the Company for varying periods

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

through July 31, 2001 to assist with the migration of certain BlueStar end-user lines to the Company’s network, as described below. In addition, the Company hired 69 of BlueStar’s former employees subsequent to June 25, 2001.

     On June 24, 2001, the Company and BlueStar entered into a Purchase Agreement (“PA”) under which the Company purchased the right to offer service to BlueStar’s customers, subject to BlueStar’s right to seek higher offers. The Company paid approximately $2,000 in 2001 (none in 2002) under the PA and has no additional liabilities under the PA as of December 31, 2002. To facilitate this migration, the Company and BlueStar entered into a Migration Agreement on July 12, 2001 that required the Company to pay certain amounts contemplated in the PA directly to certain former employees of BlueStar and certain BlueStar vendors, including the Assignee, as defined below. The Company made payments aggregating $5,100 in connection with BlueStar’s cessation of operations during the year ended December 31, 2001 (none during the year ended December 31, 2002). Of this amount, $1,300 represents employee severance benefits, $2,000 represents customer acquisition costs under the PA and $1,800 represents legal and other professional fees. Such (i) severance benefits and professional fees and (ii) customer acquisition costs have been charged to restructuring expenses and network and product costs, respectively, in the Company’s consolidated statement of operations for the year ended December 31, 2001.

     On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the State of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that was initially expected to be completed in the fourth quarter of 2002. However, the Assignee has informed the Company that it is still in the process of resolving some matters among BlueStar’s creditors and that the process may extend into the second half of 2003. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar’s former assets are no longer controlled by BlueStar or the Company and cannot be used by either BlueStar’s or the Company’s boards of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the discharging of its liabilities are currently under the sole control of the Assignee and the control of BlueStar’s assets no longer rests with the Company. Therefore, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of $55,200 in the Company’s consolidated balance sheet as of December 31, 2001. Such deferred gain represented the difference between the carrying values of BlueStar’s assets (aggregating $7,900) and liabilities (aggregating $63,100) as of June 25, 2001. Subsequently, the deferred gain was reduced by $1,228 because certain BlueStar assets, which inadvertently had not been deconsolidated on June 25, 2001, were identified during the fourth quarter of 2002 and deconsolidated at that time. The deconsolidation of these assets was charged against the deferred gain during the fourth quarter of 2002, resulting in a deferred gain balance of $53,972 in the Company’s consolidated balance sheet as of December 31, 2002. The Company will recognize such deferred gain as an extraordinary item when the liquidation of BlueStar is complete and its liabilities have been discharged.

     The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the deconsolidation of BlueStar had occurred on January 1, 2000 and does not purport to be indicative of the results of operations that would have occurred had the deconsolidation occurred on January 1, 2000, or the results that may occur in the future:

	Year ended December 31,

	2001	2000

Revenues	$320,619	$152,948
Loss before extraordinary item and cumulative effect of accounting charge	$(646,647)	$(1,406,527)
Net income (loss)	$387,080	$(1,415,776)
Basic and diluted net income (loss) per share	$2.18	$(9.29)

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     During the fourth quarter of 2000, the Company announced a comprehensive restructuring plan that involved the following steps:

•	raising revenue by reducing rebates and other incentives that the Company provides to customers and reducing new line addition plans for 2001 to improve margins and reduce subscriber payback times;

•	closing approximately 200 under-performing or not fully built-out central offices and reducing the size of the Company’s network to approximately 1,700 central offices;

•	reducing the Company’s workforce by 638 employees, which represented approximately 21% of the Company’s workforce;

•	closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia (Note 5), Santa Clara, California and Denver, Colorado.

•	continued downsizing of the Company’s international operations and discontinuing plans to fund additional international expansion while continuing to manage existing investments (Note 6);

•	enhancing productivity in the Company’s operations to increase customer satisfaction while reducing costs;

•	restructuring the Company’s direct sales and marketing channel; and

•	evaluating and implementing other cost reduction strategies, including salary freezes and reductions in travel, facilities and advertising expenses.

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

     The Company recorded additional restructuring expenses aggregating $14,364 during the year ended December 31, 2001, of which $2,140 related to the BlueStar shutdown. These expenses consist principally of collocation and building lease termination costs that met the requirements for accrual in 2001. During the year ended December 31, 2001, the Company paid collocation and building lease termination costs of $12,355, which were charged against the restructuring liabilities recorded during 2001. During the year ended December 31, 2001, the restructuring liability was also reduced by $131 based on revised estimates of the Company’s restructuring expenses. No restructuring expenses were recorded during the year ended December 31, 2002. However, management continues to consider whether additional restructuring is necessary, and the Company may incur additional charges to operations related to any further restructuring activities in future periods.

5. Impairment of Long-Lived Assets

     In connection with the 2000 financial statement closing process, the Company identified indicators of possible impairment of its long-lived assets. Such indicators included deterioration in the business climate for Internet and DSL service companies, reduced levels of venture capital and other funding activity for such businesses and changes in the Company’s strategic plans.

     The Company performed asset impairment tests at the enterprise-level, the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The tests were

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

performed by comparing the expected aggregate undiscounted cash flows to the carrying amounts of long-lived assets. Based on the results of these tests, the Company determined that its long-lived assets were impaired.

     With the assistance of independent valuation experts, the Company then determined the fair value of its long-lived assets. Fair value was determined using the discounted cash flow method and the market comparison method. A write-down of $589,388 was recorded in the fourth quarter of 2000, reflecting the amount by which the carrying amount of certain long-lived assets exceeded their respective fair values. The write-down consisted of $390,641 for goodwill, $92,395 for other intangible assets and $106,352 for certain property and equipment. As described in Note 6, the Company recorded an additional write-down of goodwill in the amount of $1,989 during 2001.

     Furthermore, during the fourth quarter of 2001, the Company determined that (i) certain of its communication equipment was obsolete based on its discontinued use in the Company’s network and (ii) it would sell (subject to the approval of the Company’s board of directors) its land, building and certain furniture and fixtures located in Manassas, Virginia. In March 2002, the Company entered into a non-binding letter of intent with a third party to sell the aforementioned Manassas, Virginia property for $14,000. Accordingly, the Company recognized a write-down of this property and equipment in the amount of $9,999 during the fourth quarter of 2001. In April 2002, the Company received the necessary approval from its board of directors to proceed with the sale of this property (at which time the Company suspended depreciation of the building and related improvements when such assets had an aggregate carrying value of $13,201). In June 2002, the Company completed the sale of this property and recognized a gain of $133, which represents the net proceeds of $13,334 less the aggregate carrying value of the property, as described above, in the accompanying consolidated statement of operations for the year ended December 31, 2002. The Company recorded no impairment write-downs of long-lived assets during 2002.

     Property and equipment consisted of the following:

	December 31,

	2002	2001

Land	$—	$891
Building	—	17,257
Leasehold improvements	9,276	8,433
Computer equipment	46,724	46,440
Computer software	30,486	34,751
Furniture and fixtures	17,785	20,337
Networks and communication equipment	334,483	332,668

	438,754	460,777
Less accumulated depreciation and amortization	330,017	244,973

Property and equipment, net	$108,737	$215,804

6. Business Acquisitions, Asset Acquisitions and Equity Investments

Acquisition of Laser Link.net, Inc.

     On March 20, 2000, the Company acquired Laser Link.net, Inc. (“Laser Link”) by issuing approximately 5,000,000 common shares in exchange for all of the outstanding common shares of Laser Link. This transaction was accounted for as a purchase. Accordingly, the Company’s consolidated financial statements include the results of operations of Laser Link for periods ending after the date of acquisition. The common shares issued were valued for accounting purposes using the average market price of $61.52 per share, which is based on the average closing price around the announcement date (March 9, 2000) of the transaction. The outstanding Laser Link stock options were converted into options to purchase approximately 1,400,000 shares of the Company’s common stock at a fair value of $58.66 per share. In addition, the outstanding Laser Link warrants were converted into warrants to purchase 15

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares of the Company’s common stock at a fair value of $61.52 per share. The value of the options and warrants, as well as direct transaction costs, were included as elements of the total purchase cost.

     The total purchase cost of the Laser Link acquisition has been allocated to the assets and liabilities of Laser Link based upon estimates of their fair values. The following tables depict the total purchase cost and the allocation thereof:

Total purchase cost:
Value of common shares issued	$308,429
Value of assumed Laser Link options	84,176

392,605
Acquisition costs	10,566

Total purchase cost	$403,171

Purchase price allocation:
Tangible net assets acquired	$691
Intangible assets acquired:
Developed and core technology	13,023
Customer base	28,552
Assembled workforce	1,140
In-process research and development	3,726
Goodwill	356,039

Total purchase consideration	$403,171

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

     A portion of the purchase price was allocated to developed and core technology and in-process research and development (“IPRD”). Developed and core technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Laser Link concerning developmental products, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability, target markets and associated risks. The relief from royalty method, which assumes that the value of an asset equals the amount a third party would pay to use the asset and capitalize on the related benefits of the assets, was the primary technique utilized in valuing the developed and core technology and IPRD.

     Where developmental projects had reached technological feasibility, they were classified as developed and core technology and the value assigned to developed technology was capitalized. Through December 31, 2000, the

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     The IPRD relates to internally developed proprietary software used in Laser Link’s virtual ISP business. This software has been designed with enhancements and upgrades continually underway. With respect to the acquired in-process technologies, the calculations of value were adjusted to reflect the value creation efforts of Laser Link prior to the closing date. The percent complete for the in-process technology was estimated to be 75% as of March 20, 2000.

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

	Year ended December 31,

	2000	1999

Revenues	$164,176	$66,502
Loss before extraordinary item and cumulative effect of accounting change	$(858,011)	$(276,177)
Net loss	$(867,260)	$(276,177)
Basic and diluted net loss per share	$(5.65)	$(2.54)

Acquisition of BlueStar

     On September 22, 2000, the Company acquired BlueStar by issuing approximately 6,100,000 shares of common stock (including 800,000 shares to be held in escrow for a one year period pending the Company’s verification of certain representations and warranties made to it by BlueStar at the date of the acquisition) in exchange for all of the outstanding preferred and common shares of BlueStar. Two of the Company’s stockholders and members of its board of directors when the acquisition occurred were also stockholders of BlueStar, and one was a member of the board of directors of BlueStar.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     This transaction was accounted for as a purchase. Accordingly, the Company’s consolidated financial statements include the results of operations of BlueStar for periods ending after the date of acquisition. However, as described in Note 3, the Company deconsolidated BlueStar effective June 25, 2001.

     The common shares issued by the Company to BlueStar’s stockholders were valued for accounting purposes using the average market price of $14.23 per share, which is based on the average closing price around the closing date of the transaction. In addition, the outstanding BlueStar stock options and warrants were converted into options to purchase approximately 225,000 shares of the Company’s common stock at a fair value of $6.55 per share. The value of the options, as well as direct transaction costs, have been included as elements of the total purchase cost.

     Up to 5,000,000 additional common shares of the Company’s common stock were to be issued if BlueStar achieved certain specified levels of revenues and earnings before interest, taxes, depreciation and amortization in 2001. However, during April, 2001, the Company reached an agreement with the BlueStar stockholders’ representative to resolve this matter, as well as the matters that caused 800,000 of the Company’s common shares to be held in escrow as of December 31, 2000, by providing the BlueStar stockholders with 2,532,850 (which include 264,369 options and warrants which are held by the Company in the event such options and warrants are exercised after the distribution date) of the 5,000,000 shares, in exchange for a release of all claims against the Company. The 800,000 common shares held in escrow were ultimately returned to the Company under this agreement. BlueStar’s former stockholders received the additional shares of the Company’s common stock during 2001. Consequently, the Company recorded additional goodwill of $1,989 in 2001. However, the Company determined that such goodwill was impaired based on BlueStar’s continued operating losses, as described in Note 3. Therefore, such goodwill balance was written-off through a charge to the provision for long-lived asset impairment during the year ended December 31, 2001.

     The total purchase cost of the BlueStar acquisition was allocated to the assets and liabilities of BlueStar based upon estimates of their fair value. The following tables depict the total purchase cost and the allocation thereof:

Total purchase cost:
Value of common shares issued	$86,579
Fair Value of assumed BlueStar options and warrants	1,471

88,050
Acquisition costs	5,724

Total purchase cost	$93,774

Purchase price allocation:
Tangible net assets acquired	$(55,833)
Intangible assets acquired:
Customer base	17,332
Assembled workforce	11,491
Deferred stock-based compensation	407
Collocation agreements	24,013
Goodwill	96,364

$93,774

     The tangible assets of BlueStar acquired by the Company aggregating $64,753 consisted principally of accounts receivable, prepaid expenses and property and equipment. The liabilities of BlueStar assumed by the Company

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

aggregating $120,586 consisted principally of accounts payable, accrued expenses, a short-term bridge loan (which was retired prior to December 31, 2000) and equipment financing arrangements.

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

	Year ended December 31,

	2000	1999

Revenues	$164,635	$67,258
Loss before extraordinary item and cumulative effect of accounting change	$(924,242)	$(251,636)
Net loss	$(933,491)	$(251,636)
Basic and diluted net loss per share	$(5.95)	$(2.21)

Acquisition of InternetConnect Assets

     On January 3, 2002, the Company purchased substantially all of the assets of InternetConnect, a related party (Note 1), in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for these assets was $5,470 in cash, $235 of which had been deposited with InternetConnect’s agent prior to January 1, 2002. Under the terms of the asset purchase agreement, the Company may be required to pay additional cash of up to $1,880, depending upon the outcome of a previous post-petition bankruptcy claim filed against InternetConnect by the Company, which is still pending before the court. The Company did not assume any liabilities or obligations of InternetConnect or hire any of InternetConnect’s employees. In addition, the Company does not believe the assets acquired from InternetConnect constitute a self-sustaining, integrated set of activities and assets that would constitute a business.

     The tangible assets of InternetConnect purchased by the Company consisted of accounts receivable, refundable deposits and property and equipment. The Company also purchased the right, but not the obligation, to assume InternetConnect’s customer contracts. However, the Company did not exercise this right. Instead, the Company

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

solicited the approximately 9,250 DSL, T-1, virtual private network (“VPN”) and dial-up customers of InternetConnect, and approximately 6,200 of such customers executed new contracts with the Company or its resellers subsequent to January 3, 2002.

     The Company has allocated the aforementioned purchase price based on the estimated fair values of the elements of this transaction as of January 3, 2002, as follows:

Accounts receivable	$1,386
Refundable deposits	349
Property and equipment	61
Customer acquisition costs	3,674

$5,470

     The customer acquisition costs of $3,674 described above were charged to network and product costs for the year ended December 31, 2002 (i) because the Company’s relationship with InternetConnect’s former customers did not exist as of January 3, 2002 and (ii) based on the Company’s accounting policy for costs of this nature that are not accompanied by up-front fees (Note 4).

Unconsolidated Investments in Affiliates

     The following table lists the Company’s unconsolidated investments in affiliates as of December 31, 2002 and 2001:

		Ownership Percentage		Method of	Investment Carrying Value
Entity Name	Date of Investment(s)	2002	2001	Accounting	2002	2001

DishnetDSL Limited	February 2000	—%	6%	Equity	$—	$3,000
ACCA Networks Co., Ltd.	August 2000	10%	18%	Equity	—	—
Certive Corporation	November 1999; May 2000	5%	5%	Equity	1,026	1,874
Sequoia Capital X	May-November 2000	—%	—%	Equity	—	—
Loop Holdings Europe ApS	September 2000	—%	21%	Equity	—	—

					$1,026	$4,874

DishnetDSL Limited

     In February 2000, the Company acquired a 6% American Depository Receipt (“ADR”) equity interest in DishnetDSL Limited (“Dishnet”), a privately held, Indian telecommunications company, in exchange for cash payments totaling approximately $23,000, which the Company believed was representative of the fair value of such investment based on significant concurrent investments in Dishnet made by new, non-strategic investors. The difference between the cost of the Company’s equity investment in Dishnet and its proportional share of Dishnet’s net assets ($11,963 as of December 31, 2001) was being amortized using the straight-line method over a period of five years. Concurrent with its purchase of the Dishnet ADRs, the Company also acquired, without further consideration, (i) contingent warrants for the purchase of up to 3,700,000 Dishnet ADRs at a price that is presently indeterminate and (ii) a put option (the “Put Option”) from a Dishnet shareholder and another entity that entitles the Company to require these entities to purchase the Dishnet ADRs owned by the Company at their original purchase price for a specified period beginning in February 2002. Because of the contingent nature of the Dishnet warrants and uncertainties concerning the financial capacity of the makers of the Put Option, the Company ascribed no separate value to these elements of the transaction. As a result of this strategic investment, one employee of the

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company became a member of the board of directors of Dishnet. (The Company’s chairman holds options to purchase shares of Dishnet and is a member of the board of directors of Dishnet).

     In February 2002, the Company’s board of directors approved an offer involving (i) the sale of the Company’s 6% ADR interest in Dishnet for $3,000 in cash, (ii) settlement of a claim alleging breach of contract by the Company relating to the OSS license described below and (iii) relinquishment of the Put Option by the Company. Consequently, during 2001, the Company wrote-down the carrying value of its Dishnet equity investment to its estimated net realizable value through a charge to the provision for impairment of unconsolidated equity investments in the amount of $10,069. This transaction was completed in May 2002, which resulted in the recognition of an additional loss in the amount of $996. Such loss included a cumulative foreign currency translation loss in the amount of $1,342, which was included in (i) the carrying value of the Company’s Dishnet equity investment and (ii) the Company’s accumulated other comprehensive income (loss) balance as of the date of sale of such investment.

     In February 2000, the Company also licensed its OSS software to Dishnet and another entity for $28,000, $24,000 of which was received in cash on such date. The Company also agreed to provide certain software support, customization and training services to Dishnet and another entity relating to the OSS license up to an aggregate cost of $2,500. Accordingly, the Company recorded $2,500 of the OSS license proceeds received from Dishnet as a liability in February 2000, all of which has been offset by expenses incurred in 2000 and 2001 by the Company to customize the OSS for Dishnet. The remaining proceeds of $21,500 have been offset against the Company’s capitalized internal use software costs.

ACCA Networks Co., Ltd.

     In August 2000, the Company acquired a 42% preferred equity interest in ACCA Networks Co., Ltd. (“ACCA”), a privately held, Japanese telecommunications company, in exchange for cash payments aggregating approximately $11,700, which the Company believes is representative of the fair value of such investment based on significant concurrent investments in ACCA made by new, non-strategic investors. The difference between the cost of the Company’ equity investment in ACCA and its proportional share of ACCA’s net assets had been fully amortized as of December 31, 2001. As a result of this strategic investment, one employee of the Company is a member of the board of directors of ACCA.

     In addition, in August 2000, the Company also licensed its OSS software to ACCA for $9,000, of which $2,000 and $2,000 was received in cash during 2001 and 2000, respectively. The remainder of $5,000 is due in December 2005. The Company may also receive certain royalty payments from ACCA in the future under terms of the OSS license agreement. The Company also agreed to provide certain software support, customization and training services to ACCA relating to the OSS license up to an aggregate cost of $2,000. Accordingly, the Company recorded $2,000 of the OSS license proceeds received from ACCA as a liability in August 2000, all of which has been offset by expenses incurred in 2000 and 2001 by the Company to customize the OSS for ACCA. Any additional proceeds will be recorded under the cost recovery method when received as a reduction of the Company’s capitalized internal use software costs. Such proceeds amounted to $814 during the year ended December 31, 2002 (none during the year ended December 31, 2001 and 2000).

Certive Corporation

     As of December 31, 2002 and 2001, the Company held a 5% preferred equity interest in Certive Corporation (“Certive”), a privately held, development stage application service provider. The Company’s chairman is also the chairman and a principal stockholder of Certive.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sequoia Capital X

     As of December 31, 2000, the Company held a 2% limited partnership interest in Sequoia Capital X, a privately held venture capital partnership. The Company sold its investment in Sequoia Capital X during 2001 for $1,225 in cash, which resulted in the recognition of a gain in the amount of $178.

Loop Holdings Europe ApS

     In September 2000, the Company acquired 100% of the capital stock of Loop Holdings Europe ApS (“Loop Holdings”), which owns 70% (a 43% voting interest) of the preferred stock of Loop Telecom, S.A. (“Loop Telecom”), a privately held, Spanish telecommunications company. Consideration for the Company’s acquisition of the capital stock of Loop Holdings consisted of $15,000 in cash and non-recourse notes payable aggregating $35,000. In March 2001, the Company declined to make the first scheduled payment of $15,000 under the terms of the non-recourse notes payable. As a result, the Company’s indirect preferred equity interest in Loop Telecom was diluted to 21% (a 21% voting interest) and its obligations under the non-recourse notes payable were released. Accordingly, in the Company’s consolidated balance sheet as of December 31, 2000, the Company netted the non-recourse notes payable aggregating $35,000 against the equity investment balance and wrote-off its initial $15,000 investment balance in Loop Holdings through a charge to operations in 2000 due to uncertainties concerning the recoverability of such investment.

     On February 5, 2002, the Company, via Loop Holdings, sold its equity interest in Loop Telecom to certain other shareholders of Loop Telecom for $360 in cash, which resulted in the recognition of a gain in the amount of $360.

7. Credit Arrangements

     As of December 31, 2002 and 2001, the Company’s long-term debt consisted of a $50,000 term note payable to SBC (Note 11), as described below.

     Immediately prior to Covad’s emergence from Chapter 11 bankruptcy on December 20, 2001 (Note 3), the Company’s new agreements with SBC became effective (Note 11). One such agreement (the “Credit Agreement”) involves a term note payable that is collateralized by substantially all of the Company’s domestic assets. This note bears interest at 11%, which is payable quarterly beginning in December 2003. The entire unpaid principal balance is payable in December 2005. However, the Company has the right to prepay the principal amount of the note, in whole or in part, at any time without penalty. In addition, upon a “Change of Control,” as defined in the Credit Agreement, of the Company, SBC has the option to require all amounts due under the terms of the Credit Agreement to be paid by the Company within 30 days of the Change of Control. The Credit Agreement contains various restrictive covenants, which, among other things, restrict the Company’s ability to incur additional indebtedness or permit liens to be placed on its assets.

     During the year ended December 31, 2000, the Company recorded in its consolidated balance sheet, as part of the BlueStar acquisition (Note 6), various other financing arrangements, principally to finance the acquisition, build-out and maintenance of BlueStar’s networks and communication equipment. These financing arrangements bear interest rates ranging from 7.75% to 12.0% and mature between August 2001 and July 2003. These financing arrangements were classified as current liabilities in the Company’s consolidated balance sheet as of December 31, 2000. However, as described in Note 3, the Company deconsolidated BlueStar effective June 25, 2001.

     Aggregate scheduled future principal payments, absent any optional or mandatory prepayments, of long-term debt are as follows:

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year ending December 31,
2003-2004	$—
2005	50,000

Total	$50,000

     As of December 31, 2002, the Company had a $3,000 revolving line of credit with a bank that is available through April 2003 and collateralized by cash equivalents and short-term investments with an aggregate carrying value of $5,087 as of December 31, 2002. At the Company’s option, borrowings under this credit facility bear interest at certain fixed or variable rates. As of December 31, 2002, the Company has issued letters of credits aggregating $2,075 under this line of credit in favor of lessors of equipment and facilities.

8. Capital Leases

     The Company has a capital lease arrangement related to its acquisition of equipment that expires in 2003.

     The capitalized costs and accumulated amortization related to assets under capital leases were $482 and $344, respectively, as of December 31, 2002 (the corresponding amounts were $133 and $133, respectively, as of December 31, 2001).

     The Company did not have significant minimum lease payments under these capital leases as of December 31, 2002.

9. Operating Leases

     The Company leases vehicles, equipment, and office space under various noncancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the terms of the respective leases. Future minimum lease payments by year under operating leases with noncancelable terms in excess of one year, along with future minimum payments to be received under noncancelable subleases, are as follows:

	Gross Lease	Less Sublease	Net Lease
	Payments	Payments	Payments

Year ending December 31,
2003	$6,875	$381	$6,494
2004	3,985	317	3,668
2005	2,336	—	2,336
2006	1,653	—	1,653
2007	801	—	801
Thereafter	720	—	720

Total	$16,370	$698	$15,672

     Rent expense, which is net of sublease income of $402 and $152 in 2002 and 2001, respectively, (none in 2000) totaled $8,710, $15,421 and $19,584 for the years ended December 31, 2002, 2001 and 2000, respectively.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Contingencies

Litigation

     Purchasers of the Company’s common stock and purchasers of the convertible notes the Company issued in September 2000 have filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain of its present and former officers and directors. These complaints were filed in the United States District Court for the Northern District of California (“District Court”) in the fourth quarter of 2000. The complaints have been consolidated and the lead plaintiff has filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. In 2001, the Company and the officer and director defendants entered into a Memorandum of Understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which the Company, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of the Company’s bankruptcy plan if it provided for the distribution of $16,500 in cash to be funded by the Company’s insurance carriers and 6,495,844 shares of the Company’s common stock. Consequently, the Company recorded a liability of $18,578 in its consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $6,950 as of December 31, 2002 through a credit to litigation-related expenses in the amount of $11,628 for the year then ended. One class member has filed an appeal to the District Court’s final judgment and dismissal order, but this appeal only relates to the allocation of the settlement proceeds between the plaintiffs and their attorneys.

     In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, the Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursuing claims in this lawsuit that are similar to its claims against Verizon. Both courts dismissed some of the Company’s claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed the Company’s remaining claims on other grounds. The Company voluntarily dismissed its remaining claims in the BellSouth case so it could pursue certain issues on appeal. The Company appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth has requested a rehearing before the Eleventh Circuit. On or about December 20, 2002, the Eleventh Circuit denied BellSouth’s request for a rehearing. The matter was subsequently remanded to the District Court where it is pending. In addition, the United States Supreme Court has agreed to review a decision from the United States Court of Appeals for the Second Circuit entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Eleventh Circuit relied in part on the Trinko decision when it reversed the lower court’s dismissal of the Company’s claims against BellSouth. The Company cannot predict the outcome of these matters.

     On June 11, 2001, Verizon Communications filed a lawsuit against the Company in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that the Company uses to provide services to its customers. In its amended complaint, Verizon claims that the Company falsified trouble ticket reports with respect to the phone lines that the Company ordered and seeks unspecified monetary damages (characterized as being in the “millions”) and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in favor of the Company and dismissed Verizon’s claims

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

against the Company in their entirety. Verizon has appealed the dismissal of its lawsuit. The Company believes it has strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee it will prevail.

     Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the underwriters in the Company’s stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002 the plaintiffs amended their complaint and removed the Company as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that the Company failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are at an early stage, the Company is unable to provide an evaluation of the ultimate outcome of the litigation.

     A manufacturer of telecommunications hardware named “COVID” has filed an opposition to the Company’s trademark application for the mark “COVAD and design” and is seeking to cancel the Company’s registration of the COVAD trademark. The Company does not believe that this opposition has merit, but trademark proceedings are unpredictable and there is no guarantee it will prevail. If it does not succeed, it could limit the Company’s ability to provide its services under the “COVAD” name. In September 2000, COVID also filed a complaint in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. COVID is seeking an injunction to stop the Company from using the COVAD trademark, as well as an award of monetary damages. The Company does not believe that these claims have any merit, but the outcome of litigation is unpredictable and it cannot guarantee that it will prevail.

     In June 2002, Dhruv Khanna was relieved of his duties as the Company’s General Counsel and Secretary. Shortly thereafter, Mr. Khanna alleged that, over a period of years, certain current and former directors and officers breached their fiduciary duties to the Company by engaging in or approving actions that constituted waste and self-dealing, that certain current and former directors and officers had provided false representations to the Company’s auditors and that he had been relieved of his duties in retaliation for his being a purported whistleblower and because of racial or national origin discrimination. He has threatened to file a shareholder derivative action against those current and former directors and officers, as well as a wrongful termination lawsuit. Mr. Khanna was placed on paid leave while his allegations were being investigated.

     The Company’s Board of Directors appointed a special investigative committee, which initially consisted of Dale Crandall and Hellene Runtagh, to investigate the allegations made by Mr. Khanna. Richard Jalkut was appointed to this committee shortly after he joined the Company’s Board of Directors. This committee retained an independent law firm to assist in its investigation. Based on this investigation, the committee concluded that Mr. Khanna’s allegations were without merit and that it would not be in the best interests of the Company to commence litigation based on these allegations. The committee considered, among other things, that many of Mr. Khanna’s allegations were not accurate, that certain allegations challenged business decisions lawfully made by management or the board of directors, that the transactions challenged by Mr. Khanna in which any director had an interest were approved by a majority of disinterested directors in accordance with Delaware law, that the challenged director and officer representations to the Company’s auditors were true and accurate, and that Mr. Khanna was not relieved of his duties as a result of retaliation for alleged whistleblowing or racial or national origin discrimination. Mr. Khanna has disputed the committee’s work and the outcome of its investigation.

     After the committee’s findings had been presented and analyzed, the Company concluded in January 2003 that it would not be appropriate to continue Mr. Khanna on paid leave status, and determined that there was no suitable role for him at the Company. Accordingly, he was terminated as an employee of the Company. While the Company believes Mr. Khanna’s contentions referred to above are without merit, and will be vigorously defended if brought, it is unable to predict the outcome of any potential lawsuit.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The Company is also a party to a variety of other pending or threatened legal proceedings as either plaintiff or defendant, or is engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to the Company could significantly harm its business. The Company does not believe the ultimate outcome of these matters will have a material impact on its consolidated financial position and results of operations. However, litigation is inherently unpredictable and there is no guarantee the Company will prevail or otherwise not be adversely affected.

     The Company is subject to state public utility commission, FCC and other court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general, and the Company’s interconnection agreements in particular. In some cases the Company may be bound by or may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to the Company’s agreements. The results of any of these proceedings could harm the Company’s business.

     In addition, the Company is engaged in a variety of legal proceedings with several traditional telephone companies. These proceedings concern the traditional telephone companies’ denial of central office space to the Company, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these proceedings, however, could have a material adverse effect on the Company’s consolidated financial position and results of operations if the Company is denied access or charged higher rates for transmission lines or central office spaces.

Other Contingencies

     As of December 31, 2002, the Company had disputes with a number of telecommunications companies concerning the balances owed to such telecommunications carriers for collocation fees and certain network services. The Company believes such disputes will be resolved without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. In this regard, on February 26, 2002, the Company executed a settlement agreement with Verizon involving certain disputed collocation fee and network service obligations. Under the terms of this settlement agreement, (i) the Company was relieved of an accrued collocation fee and network service obligation with a balance of $5,570, which was recorded as a reduction of network and product costs during the fourth quarter of 2001 and (ii) Verizon’s ultimate damage award or settlement, if any, pursuant to the Company’s antitrust lawsuit against Verizon will be reduced by approximately $6,600. Furthermore, in May 2002, the Company executed a settlement agreement with another telecommunications company involving certain disputed network service obligations. Under the terms of this settlement agreement, the Company was relieved of a network service obligation with a recorded balance of $6,018 through a combination of a $468 payment and a $5,550 credit that reduced network and product costs during the year ended December 31, 2002. In addition, the Company is engaged in a variety of legal proceedings with multiple telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies’ denial of physical central office space to the Company in certain central offices, the cost and delivery of transmission facilities and telephone lines and central office space, billing issues and other operational issues. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company’s consolidated financial position and results of operations if it is denied or charged higher rates for transmission lines or central office space.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     As of December 31, 2002, the Company was analyzing the applicability of certain transaction-based taxes to (i) sales of the Company’s products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of the Company’s respective transaction-based tax liabilities. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

11. Stockholders’ Equity (Deficit)

Strategic Investors

     In January 1999, the Company entered into strategic relationships with AT&T Corp., NEXTLINK Communications, Inc. (now XO Communications) and Qwest Communications Corporation. As part of these strategic relationships, the Company received equity investments totaling approximately $60,000. The Company recorded intangible assets of $28,700 associated with these transactions that were being amortized over periods of three to six years using the straight-line method. For the year ended December 31, 2000, such amortization expense totaled $8,300 (none in 2002 or 2001-Note 5).

     On September 20, 2000, the Company entered into various agreements (the “September 2000 Agreements”) with SBC Communications, Inc. (“SBC”), including (i) a six-year resale and marketing agreement under which SBC was to market and resell the Company’s DSL services (through December 31, 2000, the Company had not provided any DSL services to SBC or recognized any revenues under this arrangement), (ii) a stock purchase agreement whereby SBC acquired, on November 6, 2000, a minority ownership position of approximately 6% of the Company’s outstanding common stock in exchange for $150,000, and (iii) a settlement agreement of the Company’s pending legal matters with SBC and its affiliates including performance standards and line-sharing arrangements governing the future commercial relationship between the two entities in all 13 SBC states.

     Effective December 20, 2001, immediately prior to Covad’s emergence from Chapter 11 bankruptcy (Note 3), the Company entered into a series of new agreements with SBC, including (i) a $50,000 Credit Agreement (Note 7), (ii) a 10-year resale agreement (the “Resale Agreement”) under which SBC, its affiliates or special agents will resell the Company’s DSL services (SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially of the Company’s domestic assets, to the Company on December 20, 2001 under the terms of the Resale Agreement) and (iii) a termination and mutual general release agreement (the “Termination Agreement”) that resulted in the cancellation of the September 2000 Agreements, except for the stock purchase agreement and an interconnection and line-sharing agreement that remains in effect. The Company received a payment of $10,000 from SBC on December 20, 2001 under the terms of the Termination Agreement, which was deferred and is being recognized as revenue on a straight-line basis over the 10-year term of the Resale Agreement.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Common Stock

     6,625 and 141,897 shares of the Company’s common stock outstanding at December 31, 2002 and 2001, respectively, were subject to repurchase provisions which generally lapse over a four-year period from the date of issuance.

     Common stock reserved for future issuance as of December 31, 2002 was as follows:

Bankruptcy claims (Note 3)	7,078,733
Outstanding options	25,675,014
Options available for grant	15,957,768
Employee stock purchase plan	6,450,827
Outstanding warrants	3,736,574

Total	58,898,916

Stockholder Protection Rights Plan

     On February 15, 2000, the Company’s board of directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company’s common stock or Class B common stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company’s outstanding shares of common stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder Protection Rights Agreement, one one-thousandth of a share of participating preferred stock, par value $.001 per share, for $400 per share, subject to adjustment. As of December 31, 2002 and 2001, none of these rights were exercisable.

Warrants

     On September 4, 2002, in conjunction with the execution of a five-year Broadband Internet Access Service Agreement (the “Broadband Agreement”) with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500,000 shares of the Company’s common stock for $1.06 per share, 1,000,000 shares of the Company’s common stock for $3.00 per share and 1,000,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and non-forfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive and is being recognized as a reduction of revenues ($250 for the year ended December 31, 2002) on a straight-line basis over the five-year term of the Broadband Agreement because management believes that future revenues from AOL will exceed the fair value of the warrants described above. However, because the Broadband Agreement contains no minimum purchase commitment and is cancelable under certain circumstances by AOL, the Company will continue to monitor the recoverability of the deferred customer incentive balance described above in periods ending subsequent to December 31, 2002.

     Warrants for the purchase of 236,574 shares of the Company’s common stock were outstanding as of December 31, 2002. Such warrants are exercisable at prices ranging from $0.0015 to $48.44 per share during periods ending between February 2003 and March 2008. All such warrants were vested as of December 31, 2002.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Income Taxes

     The Company has made no provision for income taxes in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods. In addition, the Company made no provision for income taxes on the extraordinary gain resulting from the extinguishment of debt in 2001 (Note 3) due to the relevant Federal and state tax regulations governing the treatment of debt extinguishment income in Chapter 11 bankruptcy proceedings.

     A reconciliation of income taxes computed at the federal statutory rate (35%) to income tax expense (benefit) recorded in the Company’s consolidated statements of operations is as follows:

	Year ended December 31,

	2002	2001	2000

Federal benefit at statutory rate	$(64,690)	$(241,139)	$(505,098)
Nondeductible interest expense	—	878	1,189
Net operating losses with no current benefits	65,704	206,948	342,863
Goodwill	—	—	158,257
Deconsolidation of BlueStar	—	23,915	—
Other	(1,014)	9,398	2,789

Income tax expense (benefit)	$—	$—	$—

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$284,482	$149,756
Capital loss carryforwards	10,803	—
Deferred and unearned revenue	45,600	69,132
Deconsolidation of BlueStar	21,589	—
Unconsolidated investments in affiliates	12,424	25,454
Depreciation and amortization	36,037	36,437
Other	11,107	11,734

Total deferred tax assets	422,042	292,513
Valuation allowance	(422,042)	(292,513)

Net deferred tax assets	—	—
Deferred tax liabilities	—	—

Net deferred taxes	$—	$—

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Realization of the Company’s deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $129,529, $(145,941) and $411,672 during 2002, 2001 and 2000, respectively.

     As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of $646,000, which will expire beginning in the year 2021, if not utilized. The Company’s federal net operating loss carryforwards were reduced by approximately $995,000 as a result of the Company’s Chapter 11 bankruptcy proceedings (Note 3). The Company also had net operating loss carryforwards for state income tax purposes of approximately $1,165,000, which begin to expire in 2004, if not utilized. In addition, the Company had capital loss carryforwards for both federal and state income tax purposes of approximately $27,000, which begin to expire in 2006, if not utilized.

     The tax benefits associated with employee stock options provided cumulative deferred tax benefits of approximately $2,300 at December 31, 2002. Such deferred tax benefits have been offset by a valuation allowance and will be credited to additional paid-in capital when realized.

     The utilization of the Company’s net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

13. Employee Benefit Plans

Defined Contribution Plan

     The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

     In connection with the Company’s acquisition of Laser Link (Note 6) and BlueStar (Notes 4 and 6), the Company merged Laser Link’s and BlueStar’s defined contribution retirement plan under Section 401(k) of the Internal Revenue Code into the Company’s defined contribution retirement plan.

1998 Employee Stock Purchase Plan

     In January 1999, the Company adopted the 1998 Employee Stock Purchase Plan. The Company has reserved a total of 6,450,827 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period or the last day of the applicable six month purchase period.

Stock Option Plans

     The 1997 Stock Plan (the “Plan”) provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company’s board of directors. The options expire from two to eight years after the date of grant. As of December 31, 2002, the Company has reserved 41,632,782 shares of the Company’s common stock under the Plan for sale and issuance at prices to be determined by the Company’s board of directors.

     In connection with the Company’s acquisition of Laser Link, the Company assumed Laser Link’s stock option plan. Laser Link’s stock option plan provides for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. The Company assumed the Laser Link stock option plan at the time it acquired Laser Link and it is no longer issuing

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

options under the Laser Link stock option plan. A maximum of 1,434,957 shares of the Company’s common stock will be available for issuance under the Laser Link Plan. The options granted under the Laser Link plan are included in the data set forth below.

     In connection with the Company’s acquisition of BlueStar, the Company assumed BlueStar’s stock option plan. BlueStar’s stock option plan provides for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. The Company assumed the BlueStar stock option plan at the time it acquired BlueStar and it is no longer issuing options under the BlueStar stock option plan. A maximum of 1,251,182 shares of the Company’s common stock will be available for issuance under the BlueStar stock option plan. The options granted under the BlueStar stock option plan are included in the data set forth below.

     The following table summarizes stock option activity for the years ended December 31, 2002, 2001 and 2000:

	Number of Shares of	Option Price Per
	Common Stock	Share

Balance as of December 31, 1999	24,522,633	$0.007-$44.67
Granted and assumed	16,604,003	$0.001-$149.79
Exercised	(5,461,935)	$0.001-$66.58
Cancelled	(7,930,326)	$0.001-$64.75

Balance as of December 31, 2000	27,734,375	$0.001-$149.79
Granted	24,726,003	$0.350-$39.00
Exercised	(4,100,977)	$0.001-$2.56
Cancelled	(16,759,071)	$0.001-$149.79

Balance as of December 31, 2001	31,600,330	$0.001-$149.79
Granted	2,231,048	$0.940-$2.30
Exercised	(1,005,937)	$0.001-$2.56
Cancelled	(7,150,427)	$0.001-$149.79

Balance as of December 31, 2002	25,675,014	$0.001-$149.79

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following is a summary of the status of stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Price Range	Number of Shares	Life Remaining	Exercise Price	Shares	Exercise Price

$0.001-$0.49	1,352,912	4.9	$0.28	872,479	$0.20
$0.49-$0.56	5,233,664	6.7	$0.56	1,565,584	$0.56
$0.60-$0.84	3,046,423	6.3	$0.81	1,260,415	$0.80
$0.86-$1.43	2,758,181	7.1	$1.23	1,097,319	$1.30
$1.44-$2.55	2,623,164	6.2	$1.94	1,048,901	$2.07
$2.56-$2.56	4,606,939	6.2	$2.56	2,754,640	$2.56
$2.59-$26.69	2,753,480	5.3	$10.76	1,915,725	$10.36
$27.11-$58.25	2,598,061	4.8	$38.53	2,070,757	$38.11
$58.58-$149.79	702,190	5.2	$63.51	483,128	$63.53

$0.001-$149.79	25,675,014	6.1	$7.80	13,068,948	$10.89

     In addition to the reversal of stock-based compensation described in Note 1 under “Basis of Presentation,” during the years ended December 31, 2002 and 2001, the Company reversed approximately $136 and $1,213, respectively, of stock-based compensation recorded in prior years due to the termination of certain employees. During the year ended December 31, 2002 and 2000, the Company recorded deferred stock-based compensation of approximately $426 and $628, respectively, as a result of employment status changes, stock option grants and restricted stock issuances with exercise or purchase prices that were less than the fair value of the Company’s common stock at the date of grant or issuance (none in 2001). These amounts are being amortized to operations over the respective vesting periods of the underlying options using a graded vesting method. Amortization (reversal) of deferred stock-based compensation for the years ended December 31, 2002, 2001 and 2000 was approximately $(3,358), $1,597 and $4,481, respectively. Included in the amortization of deferred stock-based compensation for the years ended December 31, 2001 and 2000 are amounts aggregating $302 and $724, respectively, relating to accelerated vesting provisions included in stock options granted to certain employees in previous years. These accelerated vesting provisions were triggered by the resignation of such employees during 2001 and 2000. No similar amounts are included in the amortization of deferred stock-based compensation in 2002.

     During the years ended December 31, 2002 and 2001, the Company extended the exercise period of options granted to certain former employees for the purchase of 272,184 and 244,550 shares, respectively, of the Company’s common stock. Consequently, for the years ended December 31, 2002 and 2001, the Company recognized stock-based compensation expense of $221 and $253, respectively, which represents the difference between the exercise price of these options and the fair value of the Company’s common stock on the respective dates of the option award modifications. The Company did not modify any stock-based awards in 2000.

     The Company grants options to consultants from time to time in exchange for services. In general, these options vest over the contractual period of the consulting arrangement. The Company granted options to consultants to purchase 347,000 shares of the Company’s common stock in 2001. No options were granted to consultants in 2002 and 2000. The fair value of these options is being amortized to expenses over the vesting term of the options. The Company recorded expenses of $64 and $186 for the fair value of these options in 2002 and 2001, respectively (none in 2000). As of December 31, 2002 and 2001 the fair value of the remaining unvested options granted to consultants was $3 and $643, respectively. These charges are subject to adjustment based on the fair value of the Company’s common stock on the date the options vest.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma Stock-Based Compensation Information

     Pro forma information regarding the results of operations and net income (loss) per share (Note 1) is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.

     The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting requires the use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For the years ended December 31, 2002, 2001 and 2000, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions:

	2002	2001	2000

Expected life of options in years	4.0	4.0	4.0
Volatility	152.1%	169.2%	171.0%
Risk-free interest rate	3.1%	3.5%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%

14. Business Segments

     The Company disaggregates its business operations based upon differences in services and marketing channels, even though the cash flows from these operations are not largely independent of each other. The Company’s wholesale division (“Wholesale”) is a provider of high-speed connectivity services, which utilize DSL technology, to ISP, enterprise and telecommunications carrier customers. The Company’s direct division (“Direct”) is a provider of high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. As described in Note 4, on June 25, 2001, BlueStar, which was a component of Direct, made an irrevocable assignment for the benefit of creditors of all its assets to an independent trustee in the State of Tennessee and, accordingly, was not part of the Company’s operations during periods beginning after June 25, 2001. Corporate operations represent general corporate expenses, headquarters facilities and equipment, investments, and other nonrecurring and unusual items not allocated to the segments.

     The accounting policies used in measuring segment assets and operating results are the same as those described in Notes 1 and 2. The items discussed in Notes 3, 4, 5 and 6 are not allocated to the segments and are included in corporate operations. Networks and communication equipment and related computer software and collocation fees (Note 1 and 5), and the associated depreciation and amortization expense, are allocated to Wholesale. The Company evaluates performance of the segments based on segment operating results, excluding nonrecurring and unusual items.

     Information about the Company’s current business segments was as follows as of and for the years ended December 31, 2002, 2001 and 2000 (the Company’s 2000 segment information has been restated to conform to the Company’s organizational structure in 2002 and 2001):

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Total	Corporate	Intercompany	Consolidated
	Wholesale	Direct	Segments	Operations	Eliminations	Total

As of and for the year ended December 31, 2002:
Domestic Internet and network access revenues from unaffiliated customers, net	$326,659	$56,837	$383,496	$—	$—	$383,496
Intersegment revenues	—	—	—	—	—	—

Total revenues, net	326,659	56,837	383,496	—	—	383,496
Operating expenses	313,007	77,538	390,545	58,483	—	449,028
Depreciation and amortization	106,903	2,257	109,160	3,278	—	112,438
Amortization of intangible assets	14,650	—	14,650	—	—	14,650
Non-cash litigation-related expenses	—	—	—	(11,628)	—	(11,628)

Total operating expenses	434,560	79,795	514,355	50,133	—	564,488

Loss from operations	(107,901)	(22,958)	(130,859)	(50,133)	—	(180,992)

Interest income	5,122	—	5,122	—	—	5,122
Equity in losses of unconsolidated affiliates	—	—	—	(806)	—	(806)
Interest expense	(5,581)	—	(5,581)	—	—	(5,581)
Other income (expense), net	—	—	—	(2,571)	—	(2,571)

Total other income (expense), net	(459)	—	(459)	(3,377)	—	(3,836)

Net loss	$(108,360)	$(22,958)	$(131,318)	$(53,510)	$—	$(184,828)

Assets	$430,163	$5,473	$435,636	$6,525	$—	$442,161
Investments in unconsolidated affiliates:
Domestic	$—	$—	$—	$1,026	$—	$1,026
Capital expenditures for property and equipment	$21,115	$1,100	$22,215	$567	$—	$22,782

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Total	Corporate	Intercompany	Consolidated
	Wholesale	Direct	Segments	Operations	Eliminations	Total

As of and for the year ended December 31, 2001:
Domestic Internet and network access revenues from unaffiliated customers, net	$285,707	$46,889	$332,596	$—	$—	$332,596
Intersegment revenues	—	—	—	—	—	—

Total revenues, net	285,707	46,889	332,596	—	—	332,596
Operating expenses	490,107	90,651	580,758	85,726	—	666,484
Depreciation and amortization	127,908	2,393	130,301	7,619	—	137,920
Amortization of intangible assets	12,919	—	12,919	—	—	12,919
Provision for restructuring expenses	—	—	—	14,364	—	14,364
Provision for long-lived asset impairment	—	—	—	11,988	—	11,988
Non-cash litigation-related expenses	—	—	—	25,801	—	25,801

Total operating expenses	630,934	93,044	723,978	145,498	—	869,476

Loss from operations	(345,227)	(46,155)	(391,382)	(145,498)	—	(536,880)

Interest income	23,907	77	23,984	609	—	24,593
Equity in losses of unconsolidated affiliates	—	—	—	(13,769)	—	(13,769)
Interest expense	(90,048)	(2,734)	(92,782)	—	—	(92,782)
Other income (expense), net	(6,644)	(266)	(6,910)	(63,221)	—	(70,131)

Total other income (expense), net	(72,785)	(2,923)	(75,708)	(76,381)	—	(152,089)

Loss before extraordinary item	(418,012)	(49,078)	(467,090)	(221,879)	—	(688,969)
Extraordinary item	—	—	—	1,033,727	—	1,033,727

Net income (loss)	$(418,012)	$(49,078)	$(467,090)	$811,848	$	$344,758

Assets	$656,200	$801	$657,001	$18,167	$—	$675,168
Investments in unconsolidated affiliates:
Domestic	$—	$—	$—	$1,874	$—	$1,874
International	$—	$—	$—	$3,000	$—	$3,000
Capital expenditures for property and equipment	$10,454	$614	$11,068	$4,664	$—	$15,732

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

			Total	Corporate	Intercompany	Consolidated
	Wholesale	Direct	Segments	Operations	Eliminations	Total

For the year ended December 31, 2000:
Domestic Internet and network access revenues from unaffiliated customers, net	$133,535	$25,201	$158,736	$—	$—	$158,736
Intersegment revenues	—	—	—	—	—	—

Total revenues, net	133,535	25,201	158,736	—	—	158,736
Operating expenses	626,004	41,014	667,018	69,383	—	736,401
Depreciation and amortization	79,421	7,770	87,191	4,014	—	91,205
Amortization of intangible assets	—	—	—	87,220	—	87,220
Provision for restructuring expenses	—	—	—	4,988	—	4,988
Provision for long-lived asset impairment	—	—	—	589,388	—	589,388
Write-off of in-process research and development costs	—	—	—	3,726	—	3,726

Total operating expenses	705,425	48,784	754,209	758,719	—	1,512,928

Loss from operations	(571,890)	(23,583)	(595,473)	(758,719)	—	(1,354,192)

Interest income	52,837	64	52,901	—	—	52,901
Equity in losses of unconsolidated affiliates	—	—	—	(6,452)	—	(6,452)
Interest expense	(108,289)	(1,574)	(109,863)	—	—	(109,863)
Other income (expense), net	(16,294)	13	(16,281)	—	—	(16,281)

Total other income (expense), net	(71,746)	(1,497)	(73,243)	(6,452)	—	(79,695)

Loss before cumulative effect of change in accounting principle	(643,636)	(25,080)	(668,716)	(765,171)	—	(1,433,887)
Cumulative effect of change in accounting principle	(9,249)	—	(9,249)	—	—	(9,249)

Net loss	$(652,885)	$(25,080)	$(677,965)	$(765,171)	$—	$(1,443,136)

Capital expenditures for property and equipment	$289,874	$6,485	$296,359	$22,875	$—	$319,234

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Subsequent Events

     On February 20, 2003, the FCC issued a press release announcing the results of its Triennial Review. Based on the Company’s understanding of such press release, the FCC’s Triennial Review is a significant development for the Company for the following reasons:

•	The FCC announced that it is phasing out its rule requiring line-sharing over a three-year period. Line-sharing currently allows the Company to provision services using asymmetric DSL (“ADSL) technology over the same telephone line that the local telephone company is using to provide voice services. The federal rules requiring line-sharing will be phased out over a three-year period, during which the Company will be required to transition its existing line-sharing customers to new arrangements. New line-sharing customers may be acquired at regulated rates only during the first year of the transition. During each year of the transition, the FCC-mandated maximum price for the high-frequency portion of the phone line will increase incrementally towards the cost of a separate phone line. This means that, unless the Company reaches agreements with the local telephone companies that provide the Company with continued access to line-sharing, it will be required to purchase a separate telephone line in order to provide services to an end- user. The cost of a separate phone line is significantly higher than the cost of a shared line. As of December 31, 2002, the Company had approximately 169,000 subscriber lines using line-sharing agreements.

•	The FCC also announced that the local telephone companies would not be required to allow the Company to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless the Company reaches agreements with the local telephone companies, the Company will be unable to provide its most commonly-used services to end-users served by fiber-fed lines. This is significant for the Company’s business because it preserves a substantial limit on the addressable market for its services, thereby limiting its growth. In addition, the local telephone companies are increasing their deployment of fiber-fed remote terminal architectures. The Company currently has no lines in service using packet-switching capabilities of fiber-fed telephone lines.

•	The FCC announced that, if the state public utilities commissions deem it appropriate, companies that compete with the local telephone companies would continue to have access to the local telephone companies’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platform (“UNE-P”). Under this arrangement these competitive telecommunications companies purchase phone lines in order to provide voice and data services. The continued existence of the UNE-P provides the Company with the opportunity to potentially bundle its data services with the voice services of these companies.

     The FCC has not yet issued its order in the Triennial Review and it is uncertain when that order will be released. Without that order, it is difficult for the Company to evaluate the full impact of the FCC’s decision on its business. However, based on the FCC’s announcement, it appears that at some point the Company will be required to purchase a separate telephone line in order to provide services to an end-user, unless it reaches agreements with the local telephone companies that provide the Company with continued access to line-sharing. The cost of a separate phone line is significantly higher than the cost of a shared line. If the Company is unable to obtain from the traditional telephone companies reasonable line-sharing rates substantially below the cost of a separate telephone line, it may stop selling stand-alone consumer grade services, which would slow the growth of its revenue and require it to significantly change its business plan.

     On January 1, 2003, in conjunction with an amendment to an Agreement for Broadband Internet Access Services with AT&T Corp., a wholesale customer, the Company granted AT&T Corp. three warrants to purchase 1,000,000 shares of the Company’s common stock for $0.94 per share, 1,000,000 shares of the Company’s common stock for $3.00 per share and 1,000,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640, which was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%, was recorded as a deferred customer incentive in 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because management believes that future revenues from AT&T Corp. will exceed the fair value of the warrants described above.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental Data

     The supplementary information required by Item 302 of Regulation S-K is in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers and directors of the Company, and their respective ages as of January 1, 2003, are as follows:

Name	Age	Position

Charles E. Hoffman	53	President and Chief Executive Officer
Patrick J. Bennett	55	Executive Vice President and General Manager, Covad Broadband Solutions
Andrew Lockwood	46	Executive Vice President and General Manager, Covad Strategic Partnerships
P. Michael Hanley	45	Senior Vice President, Organizational Transformation
Anjali Joshi	42	Executive Vice President, Engineering
Brad Sonnenberg	47	Senior Vice President, Secretary and General Counsel
Mark A. Richman	42	Executive Vice President and Chief Financial Officer
Charles McMinn	51	Chairman, Board of Directors
Hellene Runtagh	54	Director
Daniel Lynch	61	Director
Larry Irving	47	Director
Robert Hawk	63	Director
L. Dale Crandall	61	Director
Richard Jalkut	58	Director

     Charles E. Hoffman has served as the Company’s President and Chief Executive Officer since June 2001. Mr. Hoffman previously served as President and Chief Executive Officer of Rogers Wireless, Inc. from 1998 to 2001. From 1996 to 1998 he served as President, Northeast Region for Sprint PCS. Prior to that, he spent 16 years at Southwestern Bell from 1980 to 1996 in various senior positions, including regional manager, general manager and vice president and general manager.

     Patrick J. Bennett joined the Company in October 2001 as our Executive Vice President and General Manager, Covad Broadband Solutions. Prior to joining Covad, Mr. Bennett served as Senior Vice President with TESSCO Technologies from March 2001 to October 2001. Before that, Mr. Bennett was with Rogers Wireless where he served as its Executive Vice President and Chief Operating Officer from December 1999 to March 2001 and as its Senior Vice President, Sales, from April 1998 to December 1999. From 1996 to 1998, Mr. Bennett was an area vice president for Sprint PCS.

     Andrew Lockwood joined the Company in July 2002 as the Company’s Senior Vice President of Marketing and in January 2003 was appointed as Executive Vice President, Covad Strategic Partnerships. Mr. Lockwood brings to Covad 21 years of experience in telecommunications, sales and marketing. Prioir to joining Covad, he was Senior Vice President and General Manager of Inktomi’s Wireless Division from December 2000 to June 2002 where he was responsible for software engineering, product management, marketing, sales, finance, human resources and strategy. Prior to his position at Inktomi, Mr. Lockwood spent eight years at British Telecommunications (“BT”) in a variety of senior management positions. Most recently he was vice president of the Advance Alliance where he led the relationship between BT and AT&T Wireless, identifying and implementing joint global product developments and other business initiatives. He was also deputy COO at Telfort Mobil Netherlands, general manager of the Retail and Logistics Sector and held senior positions in Cable Television Services, BT Mobile and BT Cellular.

     P. Michael Hanley has served as the Company’s Senior Vice President, Organizational Transformation, since February 2002. Mr. Hanley came to the Company from Rogers Wireless, Inc. where he served as its Vice President, Organizational Transformation from 1999 to 2001 and as its Vice President, Credit Operations from 1996 to 1999. Prior to joining, Rogers Wireless, Mr. Hanley held increasingly senior roles with Canadian Imperial Bank of Commerce from 1994 to 1996.

     Anjali Joshi joined the Company in 1998 and has served as the Company’s Executive Vice President, Engineering since May 2001. She previously served as the Company’s Vice President, Network Engineering and Director, Network Engineering. From 1994 to 1998, she served as a Technical Program Manager, ATM/IP Network Implementation and Service Development for AT&T Interspan High Speed Services. From 1990 to 1994, she was a Signaling Network Technology/Architecture Planner for AT&T Bell Laboratories.

     Brad Sonnenberg joined the Company in January 1999 and became General Counsel in June 2002. Prior to joining Covad, Mr. Sonnenberg was an assistant U.S. attorney at the U.S. Attorney’s Office in Los Angeles from October 1990 to January 1999 where he focused on prosecuting white-collar and organized crimes. He started his legal career as an associate at Debevoise & Plimpton in New York. He also served as an assistant state attorney in Miami, Florida.

     Mark A. Richman joined the Company in September 2001 as its Senior Vice President and Chief Financial Officer and was made Executive Vice President and Chief Financial Officer in May 2002. Prior to joining the Company, Mr. Richman served as Vice President and Chief Financial Officer of MainStreet Networks from June 2000 to August 2001. From October 1996 to June 2000 Mr. Richman served as vice president and corporate treasurer of Adecco S.A. and as vice president of finance and administration for its subsidiary, Adecco U.S. From February 1994 to October 1996, he was European finance director for Merisel.

     Charles McMinn is a founder of the Company and has been the Chairman of the Board of Directors since October 2000. Mr. McMinn previously served as the Company’s Chairman of the Board of Directors from July 1998 to September 1999. He served as the Company’s President, Chief Executive Officer and as a member of its Board of Directors from October 1996 to July 1998. Mr. McMinn has over 20 years of experience in creating, financing, operating and advising high technology companies. From November of 1999 to October 2000, Mr. McMinn served as Chief Executive Officer and is a founder of Certive Corporation and he is still chairman of Certive’s board of directors. From July 1995 to October 1996, and from August 1993 to June 1994, Mr. McMinn managed his own consulting firm, Cefac Consulting, which focused on strategic consulting for information technology and communications businesses. From June 1994 to November 1995, he served as Principal, Strategy Discipline, at Gemini Consulting. From August 1992 to June 1993, he served as President and Chief Executive Officer of Visioneer Communications, Inc. and from October 1985 to June 1992 was a general partner at InterWest Partners, a venture capital firm. Mr. McMinn began his Silicon Valley career as the product manager for the 8086 microprocessor at Intel.

     L.  Dale Crandall has served as a member of the Company’s Board of Directors since June 2002. Mr. Crandall also chairs the Audit Committee of the Company’s Board of Directors. Mr. Crandall has 32 years of previous experience with Price Waterhouse. He was President and Chief Operating Officer of Kaiser Foundation Health Plan, Inc. and Kaiser Foundation Hospitals until June 2002, and retired at that time. He joined Kaiser in June 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Kaiser, he served as Executive Vice President, Chief Financial Officer and Treasurer of APL Limited from April 1995 until February 1998. He is also a member of the boards of directors of Union Bank of California, Ansell Limited and BEA Systems and a Trustee of Dodge and Cox mutual funds.

     Richard Jalkut has served as a member of the Company’s Board of Directors since July 2002. Mr. Jalkut has more than 35 years of experience in the telecommunications industry, including extensive senior executive and start-up experience. He is currently the President and CEO of TelePacific, a Los Angeles-based competitive local exchange carrier. Prior to joining TelePacific, he was President and CEO of Pathnet Telecom. Mr. Jalkut spent 32 years with NYNEX where he served as the President, CEO and Chairman. He is also a member of the boards of directors of HSBC-USA, Birch Telecom and serves as the lead independent director of IKON Office Solutions.

     Robert Hawk has served as a member of the Company’s Board of Directors since April 1998. Mr. Hawk is President of Hawk Communications and recently retired as President and Chief Executive Officer of U S WEST Multimedia Communications, a regional telecommunications service provider, where he headed the cable, data and telephony communications business from May 1996 to April 1997. He was president of the Carrier Division of US West Communications, Inc., from September 1990 to May 1996. Prior to that time, Mr. Hawk was Vice President of Marketing and Strategic Planning for CXC Corporation. Prior to joining CXC Corporation, Mr. Hawk was director of Advanced Systems Development for AT&T/American Bell. He currently serves on the board of Centillium Communications.

     Larry Irving has served as a member of the Company’s Board of Directors since April 2000. Mr. Irving has served as the President and CEO of the Irving Information Group, a strategic consulting firm since October 1999. Prior to founding the Irving Information Group, Mr. Irving served for almost seven years as Assistant Secretary of Commerce for Communications and Information, where he was a principal advisor to the President, Vice President and Secretary of Commerce on domestic and international communications and information policy issues, including the development of policies related to the Internet and Electronic Commerce. He was a point person in the Clinton-Gore Administration’s successful efforts to reform the United States’ telecommunications law, which resulted in the passage of the Telecommunications Act of 1996. Mr. Irving is widely credited with popularizing the term “Digital Divide” and was the principal author of the landmark Federal survey, Falling Through The Net, which tracked access to telecommunications and information technologies, including computers and the Internet, across racial, economic, and geographic lines. In recognition of his work to promote policies and develop programs to ensure equitable access to advanced telecommunication and information technologies, Irving was named one of the fifty most influential persons in the “Year of the Internet” by Newsweek Magazine. Prior to joining the Clinton-Gore Administration, Mr. Irving served ten years on Capitol Hill, most recently as Senior Counsel to the U.S. House of Representatives Subcommittee on Telecommunications and Finance. He also served as Legislative Director, Counsel and Chief of Staff (acting) to the late Congressman Mickey Leland (D-Texas). During the previous four years, Mr. Irving was associated with the Washington, D.C. law firm of Hogan & Hartson, specializing in communications law, antitrust law and commercial litigation.

     Daniel Lynch has served as a member of the Company’s Board of Directors since April 1997. From December 1990 to December 1995, he served as chairman of the board of directors of Softbank Forums, a provider of education and conference services for the information technology industry. Mr. Lynch founded Interop Company in 1986, which is now a division of the successor to Softbank Forums, Key3Media. Mr. Lynch is a member of the Association for Computing Machinery and the Internet Society. He is also a member of the Board of Trustees of the Santa Fe Institute and the Bionomics Institute. He previously served as Director of the Information Processing Division for the Information Sciences Institute in Marina del Rey, where he led the Arpanet team that made the transition from the original NCP protocols to the current TCP/IP based protocols.

     Hellene Runtagh has served as a member of the Company’s Board of Directors since November 1999. Ms. Runtagh served as Executive Vice President of Universal Studios from January 1999 until January 2001. In this capacity, she was responsible for overseeing the activities of the Universal Studios Operations Group, Universal Studios Consumer Products Group, Universal Studios Corporate Marketing and Sponsorships, and the Spencer Gift retail operations, Universal Studios’ worldwide information technology, and Seagram’s global sourcing and real estate operations. From February 1997 to January 1999, she held the position of senior vice president of reengineering effort at Universal. Previously, Ms. Runtagh spent 25 years at General Electric, where she served as President and Chief Executive Officer of GE Information Services from 1989 to 1996 and held general management roles with GE’s capital and software businesses.

     See Part I. Item 3 “Legal Proceedings” for information relating to our Chapter 11 proceeding in 2001.

Classified Board

     The Board of Directors is divided into three classes. The term of office and directors in each class is as follows:

Class	Directors		Term of Office

Class I	Daniel Lynch Richard Jalkut Larry Irving	•	expires at the annual meeting of stockholders in 2003 and at each third succeeding annual meeting thereafter
Class II	L. Dale Crandall Hellene Runtagh	•	expires at the annual meeting of stockholders in 2004 and at each third succeeding annual meeting thereafter
Class III	Charles McMinn Robert Hawk	•	expires at the annual meeting of stockholders in 2005 and at each third succeeding annual meeting thereafter

     The classification of directors has the effect of making it more difficult to change the composition of the Board of Directors.

Board Committees

     In April 1998, the Board of Directors established an Audit Committee and a Compensation Committee.

     The Audit Committee currently consists of four of the Company’s outside directors, Messrs. Crandall, Lynch, Hawk and Ms. Runtagh, with Mr. Crandall serving as the chairperson. The Audit Committee is responsible for providing oversight and monitoring of management and the independent auditors and their activities with respect to our financial reporting process and the system of internal controls.

     The Compensation Committee currently consists of three of the Company’s outside directors, Mr. Irving, Mr. Lynch and Ms. Runtagh. The primary responsibilities of the Compensation Committee include:

•	reviewing and determining the compensation policy for the Company’s executive officers and directors, and other employees as directed by the Board of Directors;

•	reviewing and determining all forms of compensation to be provided to the Company’s executive officers; and

•	unless otherwise directed by the Board, administering equity-based compensation plans adopted by the Company.

     In September 2002, the Board of Directors established a Nominating and Corporate Governance Committee that consists of Messrs. Hawk, Irving and Jalkut. The primary responsibilities of the Nominating and Corporate Governance Committee include:

•	proposing nominees for election as directors;

•	Board appraisals and performance standards; and

•	Oversight of corporate governance matters.

     The Company also has a Pricing Committee and Management Compensation Committee. The Pricing Committee currently consists of one outside director, Mr. Irving and two inside directors, Messrs. McMinn and Hoffman. The function of the Pricing Committee is to set the price for the sale of the Company’s common stock to third-parties. The function of the Management Compensation Committee, which consists solely of one inside director, Mr. Hoffman, is to review and determine the compensation policy for employees other than the Company’s executive officers and directors and to review and determine all forms of compensation for such employees.

Director Compensation

     Prior to 2003, the only compensation provided to directors for services provided as a director or committee member were grants of stock options subject to vesting and restricted stock subject to repurchase. Periodic stock options and restricted stock were granted as follows:

•	All newly installed directors received a stock option grant to purchase 60,000 shares of common stock and ongoing directors received annual grants of options to purchase 15,000 shares of our common stock;

•	Members of our Audit Committee, other than the Chairperson, received a one time grant of options to purchase 10,000 shares of our common stock when they were appointed to the Audit Committee and then received annual grants of options to purchase 5,000 shares of our common stock; and

•	The Chairperson of our Audit Committee received an option to purchase 10,000 shares of our common stock when appointed to the Audit Committee and then received annual grants of options to purchase 10,000 shares of our common stock.

     All of these grants of stock options or restricted stock subject to repurchase were at the market price on the grant date and vest over a period of four years.

     In February 2003, the Board adopted new policies regarding Director compensation. The new compensation plan provides for a continuation of the compensation benefits listed above. In addition, the new plan provides:

•	An annual retainer of $18,000 to be paid to each Director. A Director may elect to receive either (1) the retainer paid in two equal payments every six months or (2) a grant of an option to purchase 5,000 shares, vesting 1/12 per month.

•	The above-referenced annual grants of options to purchase 15,000 shares will vest 1/12 per month rather than 1/48 per month.

•	The above referenced annual grants of options to Audit Committee members and the Chairperson of the Audit Committee will vest 1/12 per month rather than 1/48 per month.

•	A fee of $1,000 to be paid to a Director for each Board meeting that he or she attends.

•	A fee of $1,000 to be paid to a Director for each Committee meeting that he or she attends on a different day from a Board meeting.

     Each Director also received a special one time grant of an option to purchase 45,000 shares at an exercise price equal to the market price on the date of grant, vesting over three years.

     In January 2001, each of the members of the Board of Directors, other than Mr. McMinn (who received a stock option grant to purchase 60,000 shares at the market price on the grant date as a newly installed director), received a one-time stock option grant to purchase 50,000 shares at the market price on the grant date, vesting over four years.

     In April 2001, we provided Mr. McMinn and Frank Marshall, our then interim Chief Executive Officer, with stock option grants to purchase 200,000 shares each. These options were priced at the closing price of our stock on the NASDAQ National Market on the grant date. One-half of these options were immediately vested and the remaining one-half were scheduled to vest over the following six months. As a result of Mr. Marshall’s resignation as our Interim Chief Executive Officer in June 2001, the option to purchase 50,000 of these 200,000 shares did not vest. In November 2001, Mr. Marshall was granted an additional option to purchase 50,000 shares at the market price on the grant date. These options fully vested in December 2001. Mr. Marshall resigned from our Board of Directors in December 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that except for Daniel Lynch (Form 4 covering two transactions due December 4, 2002 filed on December 9, 2002) all Section 16(a) filing requirements were met during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person who served as the Company’s Chief Executive Officer or was one of the Company’s four other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the fiscal year ended December 31, 2002.

SUMMARY COMPENSATION TABLE

				Long-Term Compensation

		Annual Compensation			Securities Underlying	All Other
Name and principal position	Fiscal Year	Salary	Bonus	Restricted Stock Awards ($)	Options/SARs (#)	Compensation

Charles E. Hoffman (1)	2002	$500,004	$542,483	—	—	$414	(2)
President and Chief	2001	$259,617	$207,621	—	2,500,000	$100,207	(3)
Executive Officer	2000	$—	$—	—	—	$—
Patrick J. Bennett (4)	2002	$285,000	$126,343	—	—	$774	(2)
Executive Vice President	2001	$60,288	$29,704	—	200,000	$25,093	(5)
and General Manager, Covad	2000	$—	$—	—	—	$—
Broadband Solutions
Dhruv Khanna (6)	2002	$275,000	$87,535	—	—	$180	(2)
Executive Vice President	2001	$275,000	$153,450	—	327,000	$152	(2)
and General Counsel	2000	$263,462	—	—	52,501	$270	(2)
Anjali Joshi	2002	$250,000	$110,827	—	—	$180	(2)
Executive Vice President,	2001	$232,692	$125,308	—	325,000	$145	(2)
Engineering	2000	$175,942	—	—	80,001	$180	(2)
Mark A. Richman (7)	2002	$228,077	$100,723	—	—	$180	(2)
Executive Vice President,	2001	$64,904	$32,923	—	250,000	$55	(2)
Chief Financial Officer	2000	—	—	—	—	$—
Brad Sonnenberg	2002	$202,500	$80,128	—	—	$270	(2)
Senior Vice President	2001	$183,654	$184,415	—	371,000	$228	(2)
and General Counsel	2000	$145,385	$37,661	—	58,750	$180	(2)

(1)	Mr. Hoffman joined Covad in June 2001.

(2)	The dollar amount represents premium payments the Company made for these executives’ term life insurance.

(3)	Includes a payment of $100,000 as a sign on bonus, as well as $207 for term life insurance.

(4)	Mr. Bennett joined Covad in October 2001.

(5)	Includes a payment of $25,000 as a sign on bonus, as well as $93 for term life insurance.

(6)	Mr. Khanna was no longer serving as an executive officer as of June 2002 but if he had been serving as of December 31, 2002, would have been one of Covad’s Named Executive Officers.

(7)	Mr. Richman joined Covad in September 2001.

Option/SAR Grants In Last Fiscal Year

     There were no stock options grants or SAR grants to Named Executive Officers during the fiscal year ended December 31, 2002.

Aggregated Option/SAR Exercises In Last Fiscal Year And Year-End Option/SAR Values

     The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 2002 and the number and year-end value of shares of the Company’s common stock underlying the unexercised options held by the Named Executive Officers.

			Number Of Securities		Value Of Unexercised
			Underlying Unexercised		In-The-Money Options At
	Shares Acquired On	Value	Options At December 31, 2002		December 31, 2002 ($)(2)
Name	Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Charles E. Hoffman	0	0	937,500	1,562,500	$93,750	$156,250
Patrick J. Bennett	0	0	58,333	141,667	$26,833	$65,167
Dhruv Khanna	0	0	206,875	172,626	$11,875	$26,125
Brad Sonnenberg	0	0	267,215	230,036	$18,458	$38,342
Anjali Joshi	56,219	$93,532	213,019	394,482	$11,875	$156,474
Mark A. Richman	0	0	78,125	171,875	$35,547	$78,203

(1)	Value represents the fair market value at exercise minus the exercise price.

(2)	Value represents the difference between the exercise price and the market value (i.e., closing price) of common stock of $0.94 on December 31, 2002. An option is “in-the-money” if the market value of the common stock exceeds the exercise price.

Employment Agreements and Change in Control Arrangements

     In May 2001, we entered into a written employment agreement with Charles Hoffman, our President and Chief Executive Officer. Mr. Hoffman receives compensation in the form of a $500,000 annual base salary and a bonus of $375,000 if he attains certain performance goals. Mr. Hoffman also received (i) a signing bonus of $100,000, and (ii) stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.84 per share. Mr. Hoffman has agreed to be bound by customary confidentiality provisions. In the event that Mr. Hoffman is terminated without cause, we have agreed to pay his salary for an additional year from his termination date, provided that he does not become employed by one of our competitors.

     In December 2000, we entered into a written employment agreement with Catherine Hemmer, our former Executive Vice President and Chief Operating Officer, which had an 18 month term. In connection with her departure from the Company, Ms. Hemmer received a lump sum payment of $120,000 in lieu of any benefits under her written employment agreement. We forgave the remaining $87,500 that she owed the Company as a result of a loan that was provided to her. We also extended the exercise period for a portion of Ms. Hemmer’s stock options until July 31, 2002.

     In May 2001, we entered into an employment agreement with Anjali Joshi, our Executive Vice President, Engineering, which had a 12-month term that expired in May 2002. If we terminated Ms. Joshi without cause (as that term is defined in the agreement), or if she resigned for good reason (as that term is defined in the agreement), we would have continued to pay her annual salary through the term of the agreement, plus a pro rated portion of her bonus. In the event of a change of control (as that term is defined in the agreement), her employment agreement would have been null and void.

     Mark Perry, our former Chief Financial Officer, had his salary continued for nine months after his departure and, in exchange for these payments, Mr. Perry agreed to forego any rights under his employment agreement and agreed to provide us with consulting services for three months after his resignation.

     With respect to all options granted under the Company’s 1997 Stock Plan, in the event that the Company merges with or into another corporation resulting in a change of control involving a shift in 50% or more of the voting power of the Company’s capital stock, or the sale of all or substantially all of the Company’s assets, the options will fully vest and become exercisable one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause or in the event the successor corporation refuses to assume the options.

     We have also entered into restricted stock purchase agreements with certain of the Company’s directors. The shares of the Company’s common stock issued pursuant to these restricted stock purchase agreements are subject to the Company’s right of repurchase which lapses in accordance with the vesting schedule of the agreements. The agreements also include similar provisions to the stock options, providing for accelerated vesting in the event of a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of December 31, 2002.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	25,407,665	$7.80	22,408,595
Equity compensation plans not approved by security holders (2)	267,349	$11.19	2,686,139
Total	25,675,014	$7.80	25,094,734

(1)  Securities available for future issuance under Covad’s 1998 Employee Stock Purchase Plan are included in column (c) but are not included in columns (a) and (b) because amount and price of securities purchased in an offering period are determined at the end of such offering period. Covad’s next offering period ends in April 2003.

(2)  These plans consist of the LaserLink.Net, Inc. 1997 Stock Plan and the BlueStar Communications Group, Inc. 2000 Stock Incentive Plan, both of which were assumed by Covad in connection with the acquisitions of each company and are described in Note 13 of the Financial Statements.

Compensation Committee Interlocks and Insider Participation

     Mr. Irving, Mr. Lynch and Ms. Runtagh currently serve on the Compensation Committee. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the Board of Directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Limitation on Liability and Indemnification Matters

     The Company’s Amended and Restated Certificate of Incorporation limits the liability of the Company’s directors to the maximum extent permitted by Delaware law, and the Company’s Bylaws provide that the Company will indemnify the Company’s directors and officers and may indemnify the Company’s other employees and agents to the fullest extent permitted by law. We also entered into agreements to indemnify the Company’s directors and executive officers, in addition to the indemnification provided for in the Company’s Bylaws. The Company’s Board of Directors believes that these provisions and agreements are necessary to attract and retain qualified directors and executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of the Company’s common stock as of February 1, 2003 by:

•	each Named Executive Officer;

•	each of the Company’s directors;

•	all of the Company’s executive officers and directors as a group; and

•	all persons known to the Company to beneficially own 5% or more of the Company’s common stock.

     Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of February 1, 2003 as described in the footnotes below. Percentage ownership is calculated pursuant to SEC Rule 13d-3(d)(1) and based on 232,794,757 shares of our common stock outstanding as of February 1, 2003. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Covad Communications Group, Inc., 3420 Central Expressway, Santa Clara, California 95051.

	Shares Beneficially Owned

Beneficial Owner	Number	Percentage

Dhruv Khanna(1)	5,537,543	2.38%
Charles McMinn(2)	3,615,247	1.55%
Charles E. Hoffman(3)	1,102,940	*
Robert Hawk(4)	561,410	*
Anjali Joshi(5)	360,842	*
Daniel Lynch(6)	344,023	*
Brad Sonnenberg(7)	305,573	*
Hellene Runtagh(8)	110,499	*
Mark A. Richman(9)	102,886	*
P. Michael Hanley(10)	81,833	*
Patrick J. Bennett(11)	79,688	*
Larry Irving(12)	76,895	*
L. Dale Crandall, Richard Jalkut, Andrew Lockwood	0	*
All current executive officers and directors as a group (14 persons)	6,741,836	2.90%

*	Represents beneficial ownership of less than 1% of the Company’s outstanding stock.

(1)	Includes 53,874 shares of common stock subject to options exercisable within 60 days of February 1, 2003. Mr. Khanna ceased serving as an executive officer in June 2002.

(2)	Includes 887 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(3)	Includes 104,167 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(4)	Includes 4,583 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(5)	Includes 16,874 shares of common stock subject to options exercisable within 60 days of February 1, 2003

(6)	Includes 4,791 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(7)	Includes 17,906 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(8)	Includes 6,666 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(9)	Includes 10,417 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(10)	Includes 8,333 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(11)	Includes 8,333 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(12)	Includes 5,208 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

(13)	Includes 188,165 shares of common stock subject to options exercisable within 60 days of February 1, 2003.

Strategic Investments and Relationships

     On September 11, 2000, we entered into an agreement with SBC Communications, Inc. in which SBC purchased 9,373,169 shares of our common stock for $150 million. SBC has agreed not to transfer any of our common stock until September 11, 2001, and, after that period, SBC agreed to offer us the first opportunity to purchase shares that it intends to sell. We are not aware of any sales of these shares by SBC. SBC also agreed for a period of five years to vote its shares for the nominees to our Board of Directors either as recommended by the Board of Directors or in the proportion to the votes cast by our other shareholders, at SBC’s choice. SBC also agreed that it would not acquire any material number of additional shares of our common stock for a period of five years without our prior consent.

     Concurrently with this equity investment, we entered into the following other agreements with SBC:

•	A commercial agreement in which SBC will provide $600 million in resale revenue to us over six years starting October 1, 2000, with approximately $23 million of revenue in the first year and increasing revenue commitments each year during the life of the contract. Upon a change of control as defined in the contract, SBC’s aggregate revenue commitment is reduced to $100 million during an initial period of the contract, and is terminated after the initial period.

•	A settlement of pending legal matters, our antitrust suit against SBC and Pacific Bell and our arbitrations against SBC affiliates, Southwestern Bell and Pacific Bell, including Pacific Bell’s claim for alleged past due service fees. The settlement also resolves of several critical issues in line sharing disputes in Texas, Kansas, Illinois, Michigan, Ohio, Wisconsin, Indiana, Connecticut and California, plus key issues in pending interconnection arbitration in Texas and Kansas.

•	An agreement to continue joint OSS development to support SBC’s resale of our products, including the fully automatic line ordering provisioning process pioneered by us.

•	In region agreements that include continued access to neighborhood gateways utilized in SBC’s recently announced “Project Pronto,” competitively neutral terms and conditions for spectrum management and agreements regarding the collocation of equipment in SBC central offices.

     On November 13, 2001, we signed a loan agreement and restructured our resale and marketing agreement with SBC Communications Inc. The new agreements include four elements: a one-time $75 million prepayment, secured by all of our assets, that SBC can use toward the purchase of our services during the next 10 years; a $50 million four-year loan secured by all of our assets; a payment to Covad of a $10 million restructuring fee in exchange for Covad eliminating SBC’s revenue commitments under the original resale and marketing agreement and the elimination of a $15 million co-op-marketing fee we owed to SBC, which was required in the previous resale and marketing agreement. These agreements with SBC contain customary change of control provisions that would require us to repay (1) any outstanding principal and interest on the loan; and (2) any unused portion of the prepayment, if a change of control occurred.

     In September 2002, we granted three warrants to a customer, America Online, Inc. (“AOL”). These warrants provide AOL with the right to purchase 1,500,000 shares of our common stock for $1.06 per share, 1,000,000 shares of our common stock for $3.00 per share, and 1,000,000 shares of our common stock for $5.00 per share. These warrants have a seven-year term and are immediately exercisable, fully vested and non-forfeitable at the time of grant. In January 2003, we granted three warrants to another customer, AT&T Corp. (“AT&T”). These warrants provide AT&T with the right to purchase 1,000,000 shares of our common stock for $0.94 per share, 1,000,000 shares of our common stock for $3.00 per share, and 1,000,000 shares of our common stock for $5.00 per share. These warrants have a seven-year term and are immediately exercisable, fully vested and non-forfeitable at the time of grant.

Employee Loans

     In October 1998, we loaned Catherine Hemmer, our former Executive Vice President and Chief Operating Officer, and her husband, one of the Company’s former employees, the principal amount of $600,000 pursuant to a Note Secured By Deed of Trust, which was secured by the primary residence of the Hemmers. The outstanding principal balance of this note was due in four equal annual installments commencing August 10, 1999, with the last installment due on August 10, 2002. No interest was charged on the note. $506,250 was forgiven during the terms of employment of the Hemmers and the balance of this note of $93,750 was forgiven in connection with Mr. and Ms. Hemmer’s departures in March 2002.

     In April 2000, we loaned Jane Marvin, one of our former officers, the principal amount of $500,000 for the purchase of a primary residence. The loan is secured by that residence. The remaining balance on the loan was due within 120 days of Ms. Marvin’s resignation. In addition, in December 1999, we loaned Ms. Marvin $80,705 pursuant to a note secured by a pledge of shares of our common stock. The entire principal balance of this note becomes due and payable in one lump sum on the earlier to occur of December 2004 or the sale of the pledged shares. Interest is payable on the note at a rate of 5.89% per annum, compounded semiannually.

     In May 1999, we loaned Robert Davenport, one of our former officers, the principal amount of $600,000 for the purchase of a primary residence. The loan is secured by that residence. No interest was charged on the note while Mr. Davenport was our employee. The remaining balance on this loan is $300,000, plus interest.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(All dollar amounts are presented in thousands, except per share amounts)

     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our “disclosure controls and procedures” within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures were effective for this purpose, with the exception of the items described below.

     As part of the continuing evaluation of our network assets during the year ended December 31, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to certain expenses. Such matters were related principally to (i) changes in our network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment, (ii) the capitalization of certain network and product costs that should have been charged to operating expenses when they were incurred and (iii) various restructuring activities that resulted in the abandonment of certain network equipment and leasehold improvements. Accordingly, for the year ended December 31, 2002, we recorded additional (i) depreciation expense of $6,989, (ii) network and product costs of $2,635, (iii) loss on the disposition of property and equipment of $635 and (iv) interest expense of $51. To address these matters, we have implemented additional operational controls and system capabilities to track network assets as they are added to or removed from our network. Additionally, we have made improvements to the process for tracking network assets that have not yet been deployed in, or have been removed from, the network. Lastly, we have added new processes intended to prevent the capitalization of operating expenses.

     In addition, as part of our financial statement close process for the year ended December 31, 2002, we discovered that amortization expense related to non-cash deferred stock-based compensation was overstated in prior periods by $3,213. Therefore, for the year ended December 31, 2002, we recorded reductions of (i) network and product costs of $320 and (ii) sales, marketing, general and administrative expense of $2,893. To address this matter, we have implemented additional procedures intended to track employment status events for employees to ensure that stock-based compensation is properly adjusted when these events occur.

     Furthermore, as part of the review of our December 31, 2002 tax accruals, we determined that we had overstated our transaction-based tax and other tax accruals in prior periods by $4,804, which we adjusted during the year ended December 31, 2002. The adjustment was primarily driven by various complex rules surrounding our estimated liability to the Federal Universal Service Fund (“FUSF”). As a result, we are evaluating our tax accruals more frequently. We also consulted with outside experts throughout 2002 and continue to do so to help us identify and implement changes in applicable rules and regulations, particularly as they relate to our methodology of estimating our liability for FUSF and other transaction-based taxes.

     We do not believe any of the aforementioned amounts are material to the periods in which they should have been recorded, nor do we believe the prospective correction of such amounts during the year ended December 31, 2002 is material to our consolidated operating results for such year (the prospective correction of the aforementioned amounts relating to prior periods increased our 2002 consolidated net loss by $2,294, or $0.01 per share). The impact on prior financial reporting periods would have been as follows if these amounts had been recorded in the correct financial reporting periods: (i) net income for the year ended December 31, 2001 would have been decreased by $3,433 ($0.02 per share) and (ii) net loss for the year ended December 31, 2000 would have been decreased by $1,139 ($0.01 per share).

     We believe we have put in place operational and administrative procedures that will adequately address the control matters discussed above, and we do not anticipate additional material adjustments in subsequent periods related to the above described items. However, these procedures are relatively new and may still need to be improved. We intend to continue to monitor their effectiveness.

     Except as noted above, there were not any significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS

     (a)  The following documents are filed as part of this Form 10-K:

(1) Financial Statements. The following Financial Statements of Covad Communications Group, Inc. and Report of Independent Auditors are filed as part of this report.

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets

Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
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

EXHIBIT INDEX

Exhibit Number	Description

2.1(14)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.
2.2(15)	Order Pursuant to § 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).
2.3(3)	Agreement and Plan of Merger Among Covad Communications Group, Inc., LightSaber Acquisition Co. and Laser Link.Net, Inc., dated as of March 8, 2000.
2.4(8)	Agreement and Plan of Merger and Registration among Covad Communications Group, Inc., Covad Acquisition Corp. and BlueStar Communications Group, Inc., dated as of June 15, 2000.
2.5(10)	Acquisition Agreement, dated as of September 8, 2000, among Covad Communications Group, Inc., Greenway Holdings Ltd., Loop Holdings Europe APS, Loop Telecom, S.A. and the shareholders of Loop Telecom, S.A.
2.6(16)	Shareholders’ Agreement, dated as of September 12, 2000, among Loop Holdings Europe APS, Loop Telecom, S.A., Covad Communications Group, Inc. and the other shareholders of Loop Telecom, S.A.
3.1(12)	Amended and Restated Certificate of Incorporation.
3.2(17)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.
3.3(33)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.
3.4(18)	Bylaws, as currently in effect.
4.1(1)	Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York.
4.4(1)	Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear, Stearns & Co., Inc. and BT Alex. Brown Incorporated.

Exhibit Number	Description

4.5(1)	Specimen 13 1/2% Senior Note Due 2008.
4.6(1)	Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the Registrant and certain of its stockholders.
4.7(2)	Indenture dated as of February 18, 1999 among the Registrant and The Bank of New York.
4.8(2)	Registration Rights Agreement dated as of February 18, 1999 among the Registrant and the Initial Purchasers.
4.9(2)	Specimen 12 1/2% Senior Note Due 2009.
4.10(7)	Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.
4.11(7)	Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns & Co., Inc.
4.12(7)	Specimen 12% Senior Note Due 2010.
4.13(4)	Stockholder Protection Rights Agreement dated February 15, 2000.
4.14(13)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001
4.15(8)	Stock Restriction Agreement among Covad Communications and certain stockholders of BlueStar.
4.16(9)	Indenture, dated as of September 25, 2000, between the Company and United States Trust Company of New York.
4.17(9)	Specimen 6% Convertible Senior Note.
10.1(2)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.
10.2(33)	1998 Employee Stock Purchase Plan and related agreements, as currently in effect.
10.3(33)	1997 Stock Plan and related option agreement, as currently in effect.
10.22(11)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10.23(11)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10.24(19)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.
10.25(20)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad

Exhibit Number	Description

Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.
10.26(21)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.
10.27(22)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.
10.28(23)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10.29(24)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10.30(25)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10.31(26)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10.32(27)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.
10.33(28)	Capital Markets Debt Subordination Provisions.
10.34(29)	General Unsecured Debt Subordination Agreement.
10.35(8)	Stockholders Agreement among Covad Communications and certain stockholders of BlueStar.
10.36 (31)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.
10.37 (32)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.
21.1(30)	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (incorporated in the signature page herein).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-51097) as originally filed on April 27, 1998 and as subsequently amended.

(2)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-75955) as originally filed on April 4, 1999 and as subsequently amended.

(3)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.

(4)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(5)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(6)	Intentionally deleted.

(7)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.

(8)	Incorporated by reference to Exhibit 2 filed with our registration statement on Form S-4 (No. 333-43494) as originally filed on August 10, 2000 and as subsequently amended.

(9)	Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(10)	Incorporated by reference to Exhibit 2.3 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(11)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(12)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(14)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(15)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(16)	Incorporated by reference to Exhibit 2.4 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 3.5 filed with our current report on Form 8-K as originally filed on July 17, 2000 and as subsequently amended.

(18)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(19)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.2 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.3 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(28)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(29)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(30)	Incorporated by reference to the exhibit of corresponding number filed with our report on 10-K as filed on May 24, 2001

(31)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(32)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(33)	Incorporated by reference to the exhibit of corresponding number filed with our Annual Report on Form 10-K as filed on March 29, 2002.

     (b)  Reports on Form 8-K

     The following items were reported on Form 8-K by the Company during the fiscal quarter ended December 31, 2002.

     On December 27, 2002, the Company filed a current report on Form 8-K, pursuant to Item 5 thereof, reporting the retirement of Frank Marshall from its Board of Directors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2003.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ MARK A. RICHMAN

Mark A. Richman
Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2003.

Signature	Title

/s/ CHARLES E. HOFFMAN (Charles E. Hoffman)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ MARK A. RICHMAN (Mark A. Richman)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ CHARLES MCMINN (Charles McMinn)	Chairman of the Board of Directors

/s/ L. DALE CRANDALL (L. Dale Crandall)	Director

/s/ ROBERT HAWK (Robert Hawk)	Director

/s/ HELLENE RUNTAGH (Hellene Runtagh)	Director

/s/ LARRY IRVING (Larry Irving)	Director

/s/ DANIEL LYNCH (Daniel Lynch)	Director

/s/ RICHARD JALKUT (Richard Jalkut)	Director

CERTIFICATIONS

I, Charles E. Hoffman, certify that:

1.	I have reviewed this annual report on Form 10-K of Covad Communications Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman
President, Chief Executive Officer and Director

Date: March 20, 2003

CERTIFICATIONS

I, Mark A. Richman, certify that:

1.	I have reviewed this annual report on Form 10-K of Covad Communications Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ MARK A. RICHMAN

Mark A. Richman
Executive Vice President and
Chief Financial Officer

Date: March 20, 2003

EXHIBIT INDEX

Exhibit Number	Description

2.1(14)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.
2.2(15)	Order Pursuant to § 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).
2.3(3)	Agreement and Plan of Merger Among Covad Communications Group, Inc., LightSaber Acquisition Co. and Laser Link.Net, Inc., dated as of March 8, 2000.
2.4(8)	Agreement and Plan of Merger and Registration among Covad Communications Group, Inc., Covad Acquisition Corp. and BlueStar Communications Group, Inc., dated as of June 15, 2000.
2.5(10)	Acquisition Agreement, dated as of September 8, 2000, among Covad Communications Group, Inc., Greenway Holdings Ltd., Loop Holdings Europe APS, Loop Telecom, S.A. and the shareholders of Loop Telecom, S.A.
2.6(16)	Shareholders’ Agreement, dated as of September 12, 2000, among Loop Holdings Europe APS, Loop Telecom, S.A., Covad Communications Group, Inc. and the other shareholders of Loop Telecom, S.A.
3.1(12)	Amended and Restated Certificate of Incorporation.
3.2(17)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.
3.3(33)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.
3.4(18)	Bylaws, as currently in effect.
4.1(1)	Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York.
4.4(1)	Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear, Stearns & Co., Inc. and BT Alex. Brown Incorporated.

Exhibit Number	Description

4.5(1)	Specimen 13 1/2% Senior Note Due 2008.
4.6(1)	Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the Registrant and certain of its stockholders.
4.7(2)	Indenture dated as of February 18, 1999 among the Registrant and The Bank of New York.
4.8(2)	Registration Rights Agreement dated as of February 18, 1999 among the Registrant and the Initial Purchasers.
4.9(2)	Specimen 12 1/2% Senior Note Due 2009.
4.10(7)	Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.
4.11(7)	Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns & Co., Inc.
4.12(7)	Specimen 12% Senior Note Due 2010.
4.13(4)	Stockholder Protection Rights Agreement dated February 15, 2000.
4.14(13)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001
4.15(8)	Stock Restriction Agreement among Covad Communications and certain stockholders of BlueStar.
4.16(9)	Indenture, dated as of September 25, 2000, between the Company and United States Trust Company of New York.
4.17(9)	Specimen 6% Convertible Senior Note.
10.1(2)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.
10.2(33)	1998 Employee Stock Purchase Plan and related agreements, as currently in effect.
10.3(33)	1997 Stock Plan and related option agreement, as currently in effect.
10.22(11)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10.23(11)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10.24(19)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.
10.25(20)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad

Exhibit Number	Description

Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.
10.26(21)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.
10.27(22)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.
10.28(23)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10.29(24)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10.30(25)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10.31(26)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10.32(27)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.
10.33(28)	Capital Markets Debt Subordination Provisions.
10.34(29)	General Unsecured Debt Subordination Agreement.
10.35(8)	Stockholders Agreement among Covad Communications and certain stockholders of BlueStar.
10.36 (31)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.
10.37 (32)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.
21.1(30)	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (incorporated in the signature page herein).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-51097) as originally filed on April 27, 1998 and as subsequently amended.

(2)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-75955) as originally filed on April 4, 1999 and as subsequently amended.

(3)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.

(4)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(5)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(6)	Intentionally deleted.

(7)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.

(8)	Incorporated by reference to Exhibit 2 filed with our registration statement on Form S-4 (No. 333-43494) as originally filed on August 10, 2000 and as subsequently amended.

(9)	Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(10)	Incorporated by reference to Exhibit 2.3 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(11)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(12)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(14)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(15)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(16)	Incorporated by reference to Exhibit 2.4 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 3.5 filed with our current report on Form 8-K as originally filed on July 17, 2000 and as subsequently amended.

(18)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(19)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.2 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.3 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(28)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(29)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(30)	Incorporated by reference to the exhibit of corresponding number filed with our report on 10-K as filed on May 24, 2001.

(31)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(32)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(33)	Incorporated by reference to the exhibit of corresponding number filed with our Annual Report on Form 10-K as filed on March 29, 2002.