Form 10-K/A
period 2002-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2003-03-31
CIK 1043769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Address of Principle Executive Officers and Zip Code:
3420 Central Expressway, Santa Clara, California 95051

Registrant’s telephone number, including area code:
(408) 616-6500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

Stock Purchase Rights Pursuant To Rights Agreement
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) Yes  ☒ No  ☐

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

Explanatory Note:

     This Amendment to our Annual Report on Form 10-K for the year ended December 31, 2002, filed with Securities and Exchange Commission on March 20, 2003, is being filed to confirm that Registrant is an accelerated filer (as determined by Exchange Act Rule 12b-2) and to add disclosure under Item 1 of Part I relating to the availability of reports on our website.

     This Amendment adds the following to Item 1 of Part I of this Form 10-K:

Availability of Reports Filed with the Securities and Exchange Commission

     Our Internet website address is www.covad.com. We currently make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission. Current reports on Form 8-K filed prior to March 31, 2003, are not currently available through our website, but we are in the process of making these reports available on our website. These reports can be found on our website under "Financial Data/SEC Filings" through the "Investor Relations" section under "About Covad". The information on our website is not incorporated by reference into this report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

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

Date: March 31, 2003

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

Date: March 31, 2003

5