Form 10-Q
period 2003-03-31
COVAD COMMUNICATIONS GROUP INC
filed 2003-05-15
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _____________.

Commission file number: 000-25271

COVAD COMMUNICATIONS GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0461529 (I.R.S. Employer Identification Number)

3420 Central Expressway Santa Clara, California (Address of principal executive offices)	95051 (Zip Code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒      No ☐

     As of May 13, 2003 there were 223,741,333 shares outstanding of the Registrant’s Common Stock, including Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,758	$96,491
Short-term investments	152,640	108,076
Restricted cash and investments	400	501
Accounts receivable, net of allowances of $5,354 at March 31, 2003 ($5,388 at December 31, 2002)	24,536	21,746
Unbilled revenues	4,717	3,921
Other receivables	506	1,385
Inventories	6,386	5,096
Prepaid expenses and other current assets	5,481	5,524

Total current assets	219,424	242,740
Property and equipment, net	101,005	108,737
Collocation fees, net	40,739	43,284
Investments in unconsolidated affiliates	810	1,026
Deferred costs of service activation	37,113	40,286
Deferred customer incentives	5,858	3,540
Other long-term assets	2,443	2,548

Total assets	$407,392	$442,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,514	$10,915
Accrued compensation and employment-related taxes	19,854	12,774
Current portion of capital lease obligations	122	165
Accrued collocation and network service fees	11,590	16,537
Accrued transaction-based taxes	42,678	45,426
Accrued interest	7,058	5,683
Accrued market development funds and customer incentives	7,241	6,422
Unresolved claims related to bankruptcy proceedings	7,369	7,381
Other accrued liabilities	5,889	8,581

Total current liabilities	116,315	113,884
Long-term debt	50,000	50,000
Collateralized customer deposit	66,261	68,191
Deferred gain resulting from deconsolidation of subsidiary	53,963	53,972
Unearned revenues	70,441	73,815

Total liabilities	356,980	359,862
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common Stock, $0.001 par value; 590,000,000 shares authorized; 223,525,621 shares issued and outstanding at March 31, 2003 (223,182,511 shares issued and outstanding at December 31, 2002)	224	223
Common Stock — Class B, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Additional paid-in capital	1,615,207	1,612,319
Deferred stock-based compensation	(124)	(160)
Accumulated other comprehensive loss	(837)	(747)
Accumulated deficit	(1,564,058)	(1,529,336)

Total stockholders’ equity	50,412	82,299

Total liabilities and stockholders’ equity	$407,392	$442,161

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues, net	$90,860	$101,666
Operating expenses:
Network and product costs	69,024	90,194
Sales, marketing, general and administrative	37,379	37,204
Provision for bad debts (bad debt recoveries), net	198	(73)
Depreciation and amortization of property and equipment	14,593	30,853
Amortization of collocation fees	3,996	3,629
Litigation-related expenses	—	(3,767)

Total operating expenses	125,190	158,040

Loss from operations	(34,330)	(56,374)
Other income (expense):
Interest income	716	1,469
Realized loss on short-term investments	—	(17)
Provision for impairment of investments in unconsolidated affiliates	(112)	—
Equity in losses of unconsolidated affiliates	(104)	(391)
Gain on disposal of investments in unconsolidated affiliates	—	360
Interest expense	(1,379)	(1,375)
Miscellaneous income (expense), net	487	(511)

Other expense, net	(392)	(465)

Net loss	$(34,722)	$(56,839)

Basic and diluted net loss per share	$(0.16)	$(0.26)

Weighted-average number of common shares used in computing basic and diluted net loss per share	223,444,624	216,857,650

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating Activities:
Net loss	$(34,722)	$(56,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts (bad debt recoveries), net	198	(73)
Depreciation and amortization	18,589	34,482
Loss on disposition of property and equipment	13	574
Non-cash litigation-related expenses	—	(3,767)
Amortization of deferred stock-based compensation	36	66
Other stock-based compensation	3	248
Other non-cash charges	322	—
Amortization (accretion) of interest on investments, net	(316)	36
Realized loss on short-term investments	—	17
Equity in losses of unconsolidated affiliates	104	391
Provision for impairment of investments in unconsolidated affiliates	112	—
Gain on disposal of investments in unconsolidated affiliates	—	(360)
Net changes in operating assets and liabilities:
Restricted cash	101	1,260
Accounts receivable	(2,988)	(10,576)
Unbilled revenues	(796)	393
Inventories	(1,290)	1,314
Prepaid expenses and other current assets	922	728
Deferred costs of service activation	3,173	3,700
Accounts payable	3,599	68
Unresolved claims related to bankruptcy proceedings	(12)	(126)
Collateralized customer deposit	(1,930)	(1,555)
Other current liabilities	(1,113)	2,645
Unearned revenues	(3,374)	(4,529)

Net cash used in operating activities	(19,369)	(31,903)
Investing Activities:
Purchases of short-term investments	(82,643)	(45,104)
Maturities of short-term investments	38,305	—
Sales of short-term investments	—	40,000
Purchases of property and equipment	(7,371)	(3,805)
Proceeds from sales of property and equipment	53	123
Recovery of internal use software costs	435	—
Payment of collocation fees	(1,451)	(919)
Proceeds from sales of investments in unconsolidated affiliates	—	360
Decrease of other long-term assets	105	—

Net cash used in investing activities	(52,567)	(9,345)
Financing Activities:
Principal payments under capital lease obligations	(43)	(11)
Proceeds from common stock issuance	246	101

Net cash provided by financing activities	203	90

Net decrease in cash and cash equivalents	(71,733)	(41,158)
Cash and cash equivalents at beginning of period	96,491	207,810

Cash and cash equivalents at end of period	$24,758	$166,652

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$4	$—

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002
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

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The Company’s 2003 business plan includes certain discretionary spending that is based on several assumptions, including growth of the Company’s subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, the Company will curtail this discretionary spending so that it can continue as a going concern at least through December 31, 2003 using only the Company’s unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2002. Additionally, on February 20, 2003, the Federal Communications Commission (“FCC”) announced the results of the Triennial Review of its rules for network unbundling obligations of Incumbent Local Exchange Carriers (“ILECs”) (Note 8). Among other things, the FCC announced that it will phase out its rule requiring line-sharing over a three-year period. While the FCC has not yet issued its order pursuant to the Triennial Review, the ultimate impact of the FCC’s February 20, 2003 announcement on the Company’s business, which relies on line-sharing to serve certain consumer end-users, will depend on the Company’s ability to negotiate prices with the ILECs that allow the Company to maintain acceptable profit levels. Management does not believe the FCC’s revised unbundling rules will have a material adverse effect on the Company’s ability to continue as a going concern at least through December 31, 2003.

     The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     All information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) useful life assignments and impairment evaluations associated with property and equipment and collocation fees, (iv) reorganization and restructuring liabilities, (v) anticipated outcomes of legal proceedings and other disputes, (vi) transaction-based tax liabilities, (vii) employment-related tax liabilities, (viii) liabilities for market development funds and customer incentives and (ix) valuation allowances associated with deferred tax assets.

     During the three months ended March 31, 2003, the Company changed its estimates of certain accrued liabilities for customer incentives based on the compilation of sufficient historical data with which to estimate sales incentives that will ultimately be claimed by customers. This change in accounting estimate increased the Company’s revenues by $1,585 and decreased the Company’s net loss by $1,850 ($0.01 per share) during the three months ended March 31, 2003.

Stock-Based Compensation

     The Company accounts for stock-based awards to (i) employees using the intrinsic value method and (ii) non-employees using the fair value method.

     Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and net loss per share for the three months ended March 31, 2003 and 2002 had the Company applied the fair value method to account for stock-based awards to employees:

	March 31,

	2003	2002

Net loss, as reported	$(34,722)	$(56,839)
Stock-based employee compensation expense included in the determination of net loss, as reported	36	297
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(2,080)	(6,321)

Pro forma net loss	$(36,766)	$(62,863)

Basic and diluted net loss per common share:
As reported	$(0.16)	$(0.26)

Pro forma	$(0.16)	$(0.29)

     The weighted-average grant date fair value of stock-based awards to employees was $6.35 and $8.64 per share during the three months ended March 31, 2003 and 2002, respectively. Such weighted-average grant fair values were estimated using the Black-Scholes option valuation model and the assumptions listed in Note 7.

Basic and Diluted Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of shares of the Company’s common stock outstanding during the period, less the weighted-average number of outstanding common shares subject to repurchase.

     Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted-average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible debt instruments. However, diluted net loss per share is the same as basic net loss per share in the periods presented in the accompanying condensed consolidated statements of operations because the impact of (i) common shares subject to repurchase and (ii) the assumed exercise of outstanding stock options and warrants is not dilutive.

     The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share presented in the accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,

	2003	2002

Weighted-average number of shares of common stock outstanding	223,444,624	216,903,234
Less weighted-average number of shares of common stock subject to repurchase	—	45,584

Weighted-average number of common shares used in computing basic and diluted net loss per share	223,444,624	216,857,650

Comprehensive Loss

     Significant components of the Company’s comprehensive loss are as follows:

		Three Months Ended
		March 31,
	Cumulative
	Amounts	2003	2002

Net loss	$(1,564,058)	$(34,722)	$(56,839)
Unrealized gains (losses) on available-for-sale securities	125	(90)	(82)
Foreign currency translation adjustment	(962)	—	—

Comprehensive loss	$(1,564,895)	$(34,812)	$(56,921)

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) number (“No.”) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported operating results, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in 2002. As of March 31, 2003, the Company has no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company will prospectively adopt EITF Issue No. 00-21 on July 1, 2003, and it does not believe the adoption of EITF Issue No. 00-21 will have a material effect on its condensed consolidated financial statements.

     In November 2002, the FASB issued interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 had no effect on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2003.

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revised the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities are subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 had no effect on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2003.

     On January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. The adoption of SFAS No. 145 had no effect on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2003.

     On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 had no effect on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2003.

Reclassifications

     Certain balances in the Company’s 2002 condensed consolidated financial statements, including certain operating expenses, have been reclassified to conform to the presentation in 2003.

2. Revenue Recognition

     Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheet caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $958 and $2,988 for the three months ended March 31, 2003 and 2002, respectively.

     As of March 31, 2003, the Company had over 180 resellers. For the three months ended March 31, 2003 and 2002, the Company’s 30 largest customers collectively comprised 76.1% and 82.2% of the Company’s total net revenues, respectively. As of March 31, 2003 and 2002, receivables from these customers collectively comprised 75.4% and 73.5%, respectively, of the Company’s gross accounts receivable balance.

     For the three months ended March 31, 2003, EarthLink, Inc. and AT&T Corp. (“AT&T”), two of the Company’s resellers, accounted for 21.1% and 11.4% of the Company’s total net revenues. As of March 31, 2003, receivables from these customers comprised 25.3% and 11.1% of the Company’s gross accounts receivable balance. No other individual customer accounted for more than 10% of the Company’s total net revenues during the three months ended March 31, 2003.

     For the three months ended March 31, 2002, Earthlink, Inc. and XO Communications, two of the Company’s resellers, accounted for 20.6% and 10.7%, respectively, of the Company’s total net revenues. As of March 31, 2002, receivables from Earthlink, Inc. comprised 21.3% of the Company’s gross accounts receivable balance. The Company began recognizing revenues from XO Communications on a cash basis (as described below) during the fourth quarter of 2001. Therefore, the Company’s contractual receivable from XO Communications of $2,791 as of March 31, 2002 was not recognized in the Company’s condensed consolidated balance sheet as of such date. However, the Company resumed the recognition of revenues from XO Communications on an accrual basis during the fourth quarter of 2002.

     Some of the Company’s resellers are experiencing financial difficulties. During the three months ended March 31, 2003 and 2002, certain of these customers either (i) were not current in their payments for the Company’s services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) its ability to retain some or all of the payments received from certain of these customers that have filed for bankruptcy protection was not reasonably assured. Accordingly, the Company classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers are recognized when cash for those services is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheet caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.

     Some of the Company’s customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 3.1% and 5.6% of the Company’s total net revenues for the three months ended March 31, 2003 and 2002, respectively.

Although WorldCom, Inc. (“WorldCom”) filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from WorldCom on an accrual basis during 2002 and 2003 based on its specific facts and circumstances in relation to the revenue recognition criteria described above. Consequently, the disclosures in the following paragraph related to financially distressed customers exclude amounts pertaining to WorldCom because the Company does not currently classify it as a financially distressed customer for revenue recognition purposes. The Company continues to attempt to migrate end-users from some of its financially distressed customers to the extent it is legally and operationally feasible.

     During the three months ended March 31, 2003 and 2002, the Company issued billings to its financially distressed customers aggregating $2,677 and $18,774, respectively, which were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements. However, the Company ultimately recognized revenues from certain of these customers when cash was collected (as described above) aggregating $2,402 and $16,862 during the three months ended March 31, 2003 and 2002, respectively, some of which relates to services provided in prior periods. In addition, revenues recognized during the three months ended March 31, 2002 include payments totaling $3,307 from certain bankrupt customers that the Company received prior to January 1, 2002 and recorded as unearned revenues in its condensed consolidated balance sheet as of December 31, 2001 because the Company’s ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, the Company determined that its ability to retain these payments was reasonably assured prior to March 31, 2002. Consequently, the Company recognized these payments as revenues during the three months then ended. The Company recognized an additional $34 of such payments as revenues during the three months ended March 31, 2003. The Company had contractual receivables from its financially distressed customers totaling $6,204 as of March 31, 2003 that are not reflected in the accompanying condensed consolidated balance sheet as of such date.

     The Company has obtained information indicating that some of its customers, including WorldCom, who (i) were essentially current in their payments for the Company’s services prior to March 31, 2003, or (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable as of March 31, 2003, may become financially distressed. Revenues from these customers accounted for approximately 25.6% and 23.7% of the Company’s total net revenues for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, receivables from these customers comprised 31.9% of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to March 31, 2003, revenues from such customers will be recognized when cash is collected (as described above).

     The Company has billing disputes with some of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes and (ii) future service cancellations. These charges to revenues amounted to $671 and $1,260 during the three months ended March 31, 2003 and 2002, respectively.

3. Customer Warrants

     On January 1, 2003, in conjunction with an amendment to an Agreement for Broadband Internet Access Services with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000,000 shares for $0.94 per share; 1,000,000 shares for $3.00 per share; and 1,000,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the three months ended March 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because management believes that future revenues from AT&T will exceed the fair value of the warrants described above. This value was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%.

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

5. Property Sale

     During the fourth quarter of 2001, the Company tentatively decided to sell land, a building and certain improvements located in Manassas, Virginia. This property was part of the Company’s Covad Strategic Partnerships business segment. In March 2002, the Company entered into a non-binding letter of intent with a third party to sell such property for $14,000, which was subject to approval by the Company’s board of directors. In April 2002, the Company received the necessary approval from its board of directors to proceed with the sale of this property (at which time the Company suspended depreciation of the building and related improvements when such assets had an aggregate carrying value of $13,201). In June 2002, the Company completed the sale of this property and recognized a gain of $133, which represents the net proceeds of $13,334 less the aggregate carrying value of the property as described above.

6. Reduction in Force

     During the first quarter of 2003, the Company reduced its workforce by approximately 70 employees, or 5.4%. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with this reduction, the Company recorded a charge to operations of $631 during the three months ended March 31, 2003 relating to employee severance benefits that met the requirements for accrual. $148 of such amount was charged to network and product costs, and the remaining $483 was charged to sales, marketing, general and administrative expenses. During the three months ended March 31, 2003, the Company paid severance benefits of approximately $569. The Company paid the remainder of the accrued severance benefits in April of 2003. $72 and $29 of the cost of this reduction in force related to the Company’s Covad Strategic Partnerships and Covad Broadband Solutions business segments, respectively. The remaining $530 was related to the Company’s Corporate Operations.

7. Pro forma Stock-Based Compensation Information

     Pro forma information regarding the results of operations and net loss per share (Note 1) is determined as if the Company had accounted for its employee stock options using the fair value method. Under this method, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model.

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

     Option valuation models such as Black-Scholes were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

     For the three months ended March 31, 2003 and 2002, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions:

	March 31,

	2003	2002

Expected life of options in years	4	4
Volatility	132.4	143.4
Risk-free interest rate	2.08	4.31
Expected dividend yield	0.0%	0.0%

8. Contingencies

Litigation

     On December 13, 2001, the Unites States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming the Company’s pre-negotiated First Amended Plan of Reorganization as modified on November 26, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Plan was consummated and the Company emerged from bankruptcy. Under the Plan, the Company settled several claims against it. These claims include:

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

     As of March 31, 2003 and 2002, there were approximately $8,331 and $27,200 in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of March 31, 2003, the Company had recorded $7,369 for these unresolved claims in its condensed consolidated balance sheet. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s condensed consolidated balance sheet.

     Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”). The complaints have been consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. In 2001, the Company and the officer and director defendants entered into a Memorandum of Understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which the Company, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of the Plan if it provided for the distribution of $16,500 in cash to be funded by the Company’s insurance carriers and 6,495,844 shares of the Company’s common stock. The plaintiffs voted in favor of the plan. Consequently, the Company recorded a liability of approximately $18,578 in its condensed consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $14,811 and $6,950 as of March 31, 2002 and December 31, 2002, respectively, through credits to litigation-related expenses in the amount of $3,767 and $11,628 for the three months ended March 31, 2002 and year ended December 31, 2002, respectively. The settlement provided for in the MOU was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member has filed an appeal pertaining to the final judgment, but this appeal only relates to the allocation of the settlement proceeds between the plaintiffs and their attorneys.

     In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, the Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursuing claims in this lawsuit that are similar to its claims against Verizon. Both courts dismissed some of the Company’s claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed the Company’s remaining claims on other grounds. The Company voluntarily dismissed its remaining claims in the BellSouth case so it could pursue certain issues on appeal. The Company appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth is seeking an appeal of this decision before the United States Supreme Court. In addition, the United States Supreme Court has agreed to review a decision from the United States Court of Appeals for the Second Circuit entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Eleventh Circuit relied in part on the Trinko decision when it reversed the lower court’s dismissal of the Company’s claims against BellSouth. The Court of Appeals for the District of Columbia has indicated that it will not act on the Company’s appeal in the Verizon case until the Supreme Court decides the Trinko case. The Company cannot predict the outcome of these matters.

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

     Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the underwriters who handled the Company’s stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002, the plaintiffs amended their complaint and removed the Company as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that the Company and others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee that the Company will prevail.

     A manufacturer of telecommunications hardware named “COVID” has filed an opposition to our trademark application for the mark “COVAD and design” and is seeking to cancel our registration of the COVAD trademark. We do not believe that this opposition has merit, but trademark proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the “COVAD” name. In September 2000, COVID also filed a complaint in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. The United States District Court recently dismissed COVID’s lawsuit.

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

     The Company is subject to state public utility commission, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general, and the Company’s interconnection agreements in particular. In some cases the Company may be bound by or may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to the Company’s agreements. The results of any of these proceedings could harm the Company’s business.

Other Contingencies

     On February 20, 2003, the FCC issued a press release announcing the results of its Triennial Review. Based on the Company’s understanding of such press release, the FCC’s Triennial Review is a significant development for the Company for the following reasons:

•	The FCC announced that it is phasing out its rule requiring line-sharing over a three-year period. Line-sharing currently allows the Company to provision services using asymmetric DSL (“ADSL”) technology over the same telephone line that the local telephone company is using to provide voice services. The federal rules requiring line-sharing will be phased out over a three-year period, during which the Company will be required to transition its existing line-sharing customers to new arrangements. New line-sharing customers may be acquired at regulated rates only during the first year of the transition. During each year of the transition, the FCC-mandated maximum price for the high-frequency portion of the phone line will increase incrementally towards the cost of a separate phone line. This means that, unless the Company reaches agreements with the local telephone companies that provide the Company with continued access to line-sharing, it will be required to purchase a separate telephone line in order to provide services to an end-user. The cost of a separate phone line is significantly higher than the cost of a shared line. As of March 31, 2003, the Company had approximately 211,200 subscriber lines using line-sharing agreements.

•	The FCC also announced that the local telephone companies would not be required to allow the Company to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless the Company reaches agreements with the local telephone companies, the Company will be unable to provide its most commonly-used services to end-users served by fiber-fed lines. This is significant for the Company’s business because it preserves a

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

     In addition, one of the traditional telephone companies has notified the Company that it claims the decision in the Triennial Review is a “change in law” that triggers a renegotiation of its interconnection agreements with the Company. These agreements contain the prices and other terms for the telephone lines the Company purchases from this traditional telephone company.

     As of March 31, 2003, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

     In addition, the Company is engaged in a variety of negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of physical central office space to the Company in certain central offices, the cost and delivery of transmission facilities and telephone lines and central office space, billing issues and other operational issues. An unfavorable outcome in any of these negotiations, arbitrations and proceedings could have a material adverse effect on the Company’s consolidated financial position and results of operations if it is denied access to, or charged higher rates for transmission lines or central office spaces.

     As of March 31, 2003, the Company was analyzing the applicability of certain transaction-based taxes to (i) sales of its products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of its respective transaction-based tax liabilities. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. During the three months ended March 31, 2003, the Company changed its estimates of certain accrued liabilities for transaction-based and property taxes based on settlement agreements reached with the tax authorities of certain jurisdictions in which the Company does business. This change in accounting estimate reduced the Company’s net loss by $2,506 ($0.01 per share) for the quarter ended March 31, 2003.

     The Company is analyzing the applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. Due to the probable applicability of these taxes, the Company recorded an estimated liability through a charge to operations, in the amount of $5,938 during the three months ended March 31, 2003. The Company intends to engage in discussions with state and federal tax authorities to settle these estimated tax liabilities. It is the Company’s opinion that such discussions will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying condensed consolidated balance sheet as of March 31, 2003, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

9. Business Segments

     The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. Covad Strategic Partnerships (“CSP”) focuses on delivering services to enterprise, corporate, small business, small office/home office (“SoHo”) and consumer customers primarily through wholesale relationships with large Internet service providers (“ISPs”), telecommunications carriers and other large resellers. Covad Broadband Solutions (“CBS”) focuses on small business and SoHo markets by selling services directly to end-users as well as through independent authorized sales agents and small ISPs and resellers. All other business operations and activities of the Company are aggregated and reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and other non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.

     The Company evaluates performance and allocates resources to the segments based on income or loss from operations, excluding certain operating expenses, including depreciation and amortization, and other income and expense items. The Company does not allocate such operating expenses and other income and expense items to its business segments because it believes that these expenses and other income items are not directly managed by the business segments.

     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three months ended March 31, 2003 and 2002 are as follows (the Company’s 2002 segment information has been restated to conform to the Company’s organizational structure in 2003):

As of and for the
Three Months Ended			Total	Corporate	Intercompany	Consolidated
March 31, 2003:	CSP	CBS	Segments	Operations	Eliminations	Total

Domestic revenues from external customers, net	$56,449	$34,411	$90,860	$—	$—	$90,860
Network and product costs	$39,949	$17,440	$57,389	$11,635	$—	$69,024
Sales, marketing, general and administrative expenses	$2,902	$8,380	$11,282	$26,097	$—	$37,379
Depreciation and amortization	$—	$—	$—	$18,589	$—	$18,589
Other expenses, net	$—	$—	$—	$590	$—	$590
Net income (loss)	$13,598	$8,591	$22,189	$(56,911)	$—	$(34,722)
Total assets	$52,135	$20,089	$72,224	$335,168	$—	$407,392

As of and for the
Three Months Ended			Total	Corporate	Intercompany	Consolidated
March 31, 2002:	CSP	CBS	Segments	Operations	Eliminations	Total

Domestic revenues from external customers, net	$60,218	$41,448	$101,666	$—	$—	$101,666
Network and product costs	$47,216	$19,543	$66,759	$23,435	$—	$90,194
Sales, marketing, general and administrative expenses	$3,090	$7,285	$10,375	$26,829	$—	$37,204
Depreciation and amortization	—	—	$—	$34,482	$—	$34,482
Other (income) expenses, net	$—	$—	$—	$(3,375)	$—	$(3,375)
Net income (loss)	$9,912	$14,620	$24,532	$(81,371)	$—	$(56,839)
Total assets	$74,208	$18,519	$92,727	$518,528	$—	$611,255

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003. This discussion contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Our actual results could differ materially from those expressed in forward-looking statements for many reasons including, but not limited to, those discussed herein and in the “Risk Factors” section of our Annual Report on Form 10-K, which is contained in “Part I, Item 1, Business — Risk Factors,” of that report. We disclaim any obligation to update information contained in any forward-looking statement. See “— Forward Looking Statements.”

(All dollar amounts are presented in thousands, except per share amounts)

Overview

     We are a leading provider of high-speed Internet connectivity and related communications services, which we sell to businesses and consumers indirectly through Internet service providers (“ISP”), telecommunications carriers and other resellers. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales, referral agents and our Web site. Our services include a range of high-speed, or “broadband”, Internet access connectivity and related services using digital subscriber line (“DSL”), T-1, Virtual Private Network (“VPN”) and firewall technologies.

     We have a relatively short operating history. We introduced our services commercially in the San Francisco Bay Area in December 1997. As of March 31, 2003, we believe we have one of the largest nationally deployed DSL networks based on approximately 1,800 operational central offices that pass more than 46 million homes and businesses in the United States. As of March 31, 2003, we had approximately 417,000 high-speed Internet access lines in service using DSL technology (approximately 1.7% of these lines are associated with customers for which we recognize revenue when cash for services rendered is received due to their financial condition, primarily concentrated among six such customers). We also provide dial-up Internet access service to over 48,000 customers through our direct sales channel. We are also developing a variety of services that are enhanced or enabled by our high-speed network.

     Since our inception, we have generated significant net and operating losses and we continue to experience negative operating cash flow. As of March 31, 2003, we had an accumulated deficit of $1,564,058. We expect losses and negative cash flow to continue at least into 2004. Although we currently have a plan in place that we believe will ultimately allow us to achieve positive cash flows from our operating activities without raising additional capital, our cash reserves are limited and our plan is based on assumptions, which we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire, which may have a material adverse effect on our financial condition and could cause significant dilution to our stockholders. The inability to raise additional capital could also result in a liquidation or sale of our company.

     In the course of preparing our financial statements for the year ended December 31, 2000, internal control weaknesses were discovered, some of which continued into 2001 and 2002. The improvements we have made over the last several quarters to our internal policies and procedures and systems capabilities have significantly improved controls. However, during our 2002 year-end financial statement close process, we identified some additional control weaknesses, which are discussed in “Part IV, Item 14, Controls and Procedures” in our 2002 Annual Report on Form 10-K.

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

three-year period, during which we will be required to transition our existing line-sharing customers to new arrangements. New line-sharing customers may be acquired at regulated rates only during the first year of the transition. During each year of the transition, the FCC-mandated maximum price for the high-frequency portion of the phone line will increase incrementally towards the cost of a separate phone line. This means that, unless we reach agreements with the local telephone companies that provide us with continued access to line-sharing, we will be required to purchase a separate telephone line in order to provide services to an end-user. The cost of a separate phone line is significantly higher than the cost of a shared line. As of March 31, 2003, we had approximately 211,200 subscriber lines using line-sharing agreements.

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

     In addition, one of the traditional telephone companies has notified us that it claims the decision in the Triennial Review is a “change in law” that triggers a renegotiation of our interconnection agreements with it. These agreements contain the prices and other terms for the telephone lines that we purchase from this traditional telephone company. It is possible that other traditional telephone companies will provide us with similar notices.

     On September 23, 2002, we announced that we signed a three-year agreement with AT&T Corp. (“AT&T”) that provides it with the ability to purchase certain of our wholesale consumer-grade broadband Internet access services. AT&T began placing orders for these services in the fourth quarter of 2002. On January 1, 2003, we announced that we amended this agreement and granted AT&T three warrants to purchase an aggregate of 3,000,000 shares of our common stock at prices ranging from $0.94 to $5.00 per share. Such warrants were immediately exercisable, fully vested and non-forfeitable at the date of grant. The aggregate fair value of such warrants of approximately $2,640 was recorded as a deferred customer incentive during the three months ended March 31, 2003, and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because we believe that future revenues from AT&T will exceed the fair value of the warrants.

Reseller Financial Difficulties

     Some of our resellers are experiencing financial difficulties. During the three months ended March 31, 2003 and 2002, certain of these customers either (i) were not current in their payments for our services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, their financial condition deteriorated significantly and some of them filed for bankruptcy protection. Based on this information, we determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) our ability to retain some or all of the payments received from some of these customers that filed for bankruptcy protection was not reasonably assured. Accordingly, we have classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers are recognized when cash for services provided is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a legally defined period prior to their filing of petitions for bankruptcy protection are recorded in our condensed consolidated balance sheet caption “Unearned revenues” if our ability to retain these payments is not reasonably assured. Although WorldCom, Inc (“WorldCom”) filed for bankruptcy protection during the year ended December 31, 2002, we have not classified it as a financially distressed customer based on WorldCom’s specific facts and circumstances in relation to the revenue recognition criteria described in Note 2 to our condensed consolidated financial statements. Therefore, we continued to recognize revenues from WorldCom on an accrual basis during 2002 and 2003.

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

     Even though we are making progress in reducing the number of financially distressed customers for which we are not currently recognizing revenue on an accrual basis, we may be unable to completely restore the remaining customers to normal revenue producing status and we may encounter future payment problems with our customers. In addition, in light of the financial position of many of our resellers, should a particular reseller become subject to reorganization or bankruptcy proceedings, we may be unable to collect payments owed to us or retain payments or other consideration (including subscriber lines) already received by us.

Related Party Transactions

     Our former vice-chairman and former interim chief executive officer, Frank Marshall, who was also a member of our board of directors from October 1997 to December 2002, was a minority stockholder and former member of the board of directors of one of our former ISP customers, InternetConnect, which filed for bankruptcy protection in 2001. We recognized no revenues related to this customer during the three months ended March 31, 2003 or 2002. On January 3, 2002, we purchased substantially all of the assets of InternetConnect in an auction supervised by the United States Bankruptcy Court for the Central District of California. The purchase price for the assets of InternetConnect was $5,470 in cash. Under the terms of the asset purchase agreement, we may be required to pay additional cash of up to $1,880 for the assets of InternetConnect, depending upon the outcome of a previous post-petition bankruptcy claim filed by us against InternetConnect. That claim is still unresolved. We did not assume any liabilities or obligations of InternetConnect or hire any of InternetConnect’s employees. The tangible assets purchased from InternetConnect consisted of accounts receivable, refundable deposits and property and equipment. We also purchased the right, but not the obligation, to assume InternetConnect’s customer contracts. However, we did not exercise this right. Instead, we solicited approximately 9,250 DSL, T-1, VPN and dial-up customers of InternetConnect, and approximately 6,200 of these customers executed new contracts with us or our resellers.

     We also purchased certain products from a company in which Mr. Marshall serves as a director. Purchases from this vendor totaled $39 and $39 during the three months ended March 31, 2003 and 2002, respectively.

     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of our resellers. We recognized revenues of $207 and $422 from TelePacific during the three months ended March 31, 2003 and 2002, respectively.

Results of Operations

Business Segment Information

     During the three months ended March 31, 2003 and 2002 we managed our business segments based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations were not independent of each other. Covad Strategic Partnerships (“CSP”) focused on delivering services to enterprise, corporate, small business, small office/home office (“SoHo”) and consumer customers primarily through wholesale relationships with large ISPs, telecommunications carriers and other large resellers. Covad Broadband Solutions (“CBS”) focused on small business and SoHo markets by selling services directly to end-users as well as through independent authorized sales agents and small ISPs and resellers. We aggregated and reported all other business operations and activities as Corporate Operations. These operations and activities were primarily comprised of general corporate functions to support our revenue producing segments and included costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed by our business segments.

     Our 2002 segment information has been restated to conform to our organizational structure in 2003.

Reclassifications

     Certain balances in our 2002 condensed consolidated financial statements, including certain operating expenses, have been reclassified to conform to the presentation in 2003.

Three Months Ended March 31, 2003 and 2002

Revenues, Net

     We recorded net revenues of $90,860 for the three months ended March 31, 2003, a decrease of $10,806, or 10.6%, over net revenues of $101,666 for the three months ended March 31, 2002. The decrease in net revenues is primarily attributable to an increase in customer incentives and rebates, which we recorded as reductions of revenues and a decrease in Federal Universal Service Fund (“FUSF”) charges billed to our customers, as further described below, the impact of which was partially offset by an increase in the number of customers and end-users as a result of various sales and marketing efforts. In addition, as a result of the developments in the bankruptcy proceedings of certain of our resellers, as discussed further below, we recognized revenues of $3,307 during the three months ended March 31, 2002 that were for services provided prior to January 1, 2002. We recognized similar payments of $34 from certain bankrupt customers as revenues during the three months ended March 31, 2003. Although we expect our subscriber base to grow as we introduce new services and continue to execute on our sales and marketing programs, our revenue growth may continue to be impaired by lower selling prices and increases in customer incentives and rebates, which we record as reductions of revenues. For example, recent price reductions by some of the traditional telephone companies have caused us to offer lower prices to some of our customers. In addition, if we are unable to obtain from the traditional telephone companies reasonable line-sharing rates substantially below the cost of a separate telephone line as a result of the FCC’s order in the Triennial Review, we may stop selling stand-alone consumer grade services. If we stop selling stand-alone consumer grade services it could significantly reduce our revenue growth.

     Included in net revenues are FUSF charges billed to our customers aggregating $958 and $2,988 for the three months ended March 31, 2003 and 2002, respectively. The decrease in FUSF was primarily driven by the change in the applicability of FUSF to some our resellers.

     We recorded net revenues of $56,449 and $34,411 from our CSP and CBS business segments, respectively, for the three months ended March 31, 2003, a decrease of $3,769, or 6.3%, and $7,037, or 17.0%, over net revenues of $60,218 and $41,448, respectively, for the three months ended March 31, 2002. As described above, the decrease in revenue is primarily attributable to an increase in customer incentives and rebates, which we recorded as reductions of revenues and a decrease in FUSF charges billed to our customers, partially offset by an increase in the number of customers and end-users as a result of various sales and marketing efforts. Net revenues from our CSP business segment represented 62.1% and 59.2% of total net revenues for the three months ended March 31, 2003 and 2002, respectively. Net revenues from our CBS business segment represented 37.9% and 40.8% of total net revenues for the three months ended March 31, 2003 and 2002, respectively.

     We had over 180 resellers as of March 31, 2003, as compared to approximately 150 as of March 31, 2002. The increase in the number of resellers occurred primarily in our CBS segment and is attributable to our various sales and marketing efforts. For the three months ended March 31, 2003 and 2002, our 30 largest customers (11 from CSP and 19 from CBS) collectively comprised 76.1% and 82.2% of the Company’s total net revenues, respectively. As of March 31, 2003 and 2002, receivables from these customers collectively comprised 75.4% and 73.5%, respectively, of our gross accounts receivable balance.

     For the three months ended March 31, 2003, EarthLink, Inc. and AT&T, two resellers in our CSP business segment, accounted for 21.1% and 11.4% of our total net revenues. As of March 31, 2003, receivables from these customers comprised 25.3% and 11.1% of our gross accounts receivable balance. No other individual customer accounted for more than 10% of our total net revenues during the three months ended March 31, 2003.

     For the three months ended March 31, 2002, Earthlink, Inc. and XO Communications, two resellers in our CSP business segment, accounted for 20.6% and 10.7%, respectively, of our total net revenues. As of March 31, 2002, receivables from Earthlink, Inc. comprised 21.3% of our gross accounts receivable balance. We began recognizing revenues from XO Communications on a cash basis

(as described below) during the fourth quarter of 2001. Therefore, our contractual receivable from XO Communications of $2,791 as of March 31, 2002 was not recognized in our condensed consolidated balance sheet as of such date. However, we resumed the recognition of revenues from XO Communications on an accrual basis during the fourth quarter of 2002.

     Some of our resellers are experiencing financial difficulties. During the three months ended March 31, 2003 and 2002, certain of these customers either (i) were not current in their payments for our services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, we determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) our ability to retain some or all of the payments received from certain of these customers that have filed for bankruptcy protection was not reasonably assured. Accordingly, we classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers that have not filed for bankruptcy protection are recognized when cash for those services is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheet caption “Unearned revenues” if our ability to retain these payments is not reasonably assured.

     Some of our customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 3.1% and 5.6% of our total net revenues for the three months ended March 31, 2003 and 2002, respectively. As described above, although WorldCom filed for bankruptcy protection on July 21, 2002, we continued to recognize revenues from WorldCom on an accrual basis during 2002 and 2003 based on its specific facts and circumstances in relation to the revenue recognition criteria described in Note 2 to our condensed consolidated financial statements. Consequently, the disclosures in the following paragraph related to financially distressed customers exclude amounts pertaining to WorldCom because we have not presently classified it as a financially distressed customer for revenue recognition purposes. We continue to attempt to migrate end-users from some financially distressed customers to the extent it is legally and operationally feasible.

     During the three months ended March 31, 2003 and 2002, we issued billings to our financially distressed customers aggregating $2,677 and $18,774, respectively, which were not recognized as revenues or accounts receivable in our condensed consolidated financial statements. However, we ultimately recognized net revenues from certain of these customers when cash was collected aggregating $2,402 and $16,862 during the three months ended March 31, 2003 and 2002, respectively, some of which relates to services provided in prior periods. Revenues recognized during the three months ended March 31, 2002 include payments totaling $3,307 from certain bankrupt customers that we received prior to January 1, 2002 and recorded as unearned revenues in our consolidated balance sheet as of December 31, 2001 because our ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, we determined that our ability to retain these payments was reasonably assured prior to March 31, 2002. Consequently, we recognized these payments as revenues during the three months then ended. We recognized similar payments of $34 from certain bankrupt customers as revenues during the three months ended March 31, 2003. We had contractual receivables from our financially distressed customers totaling $6,204 as of March 31, 2003 that are not reflected in our condensed consolidated financial statements. We have made progress in reducing the number of financially distressed customers in recent periods. As discussed in the following paragraph, however, there is a high probability that additional customers will become financially distressed.

     Some of our customers, including WorldCom, who were essentially current in their payments for our services prior to March 31, 2002, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of March 31, 2002, have a high risk of becoming financially distressed. Revenues from these customers accounted for approximately 25.6% and 23.7% of our total net revenues for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, receivables from these customers comprised 31.9% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to March 31, 2003, revenue from such customers will be recognized when cash is collected, as described above.

     We have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations. These charges to revenues amounted to $671 and $1,260 during the three months ended March 31, 2003 and 2002, respectively.

     During the three months ended March 31, 2003, we changed our estimates of certain accrued liabilities for customer incentives based on the compilation of sufficient historical data with which to estimate sales incentives that will not ultimately be claimed by customers. This change in accounting estimate increased our revenues by $1,585 and decreased our net loss by $1,850 ($0.01 per share) during the three months ended March 31, 2003.

Network and Product Costs

     We recorded network and product costs of $69,024 for the three months ended March 31, 2003, a decrease of $21,170, or 23.4%, over network and product costs of $90,194 recorded for the three months ended March 31, 2002. For the three months ended March 31, 2003, network and product costs were 76.0% of revenues, a 14.3% improvement from the three months ended March 31, 2002, when network and product costs were 88.7% of revenues. For the three months ended March 31, 2003 and 2002, network and product costs were comprised of $39,949 and $47,216, respectively, from our CSP business segment, $17,440 and $19,543, respectively, from our CBS business segment and, $11,635 and $23,435, respectively, from our Corporate Operations. The decrease in network and product costs during the three months ended March 31, 2003 is primarily attributable to continued efforts to lower network costs by more efficiently managing our network capacity and a reduction in our workforce within the operations and engineering groups. In addition, during the three months ended March 31, 2003, we changed our estimates of certain liabilities for transaction-based and property taxes based on settlements reached with various states and local jurisdictions on our transaction-based taxes and additional compilation of data on the valuation of our taxable property and equipment. This change in accounting estimate decreased our network and product costs by $2,506 and decreased our net loss by $2,506 ($0.01 per share) during the three months ended March 31, 2003. Network and product costs for the three months ended March 31, 2003 include a charge of $2,137 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods. Network and product costs for the three months ended March 31, 2002 include acquisition costs of $3,674 associated with certain of InternetConnect’s former customers, as described above. We expect network and product costs to increase in future periods to the extent we are able to add subscribers and services to our network, but, subject to the uncertainty noted in the following paragraph, to decrease as a percentage of revenue if we are able to increase revenue and, accordingly leverage the economies of scale that we expect.

     As discussed in the “Overview — Recent Developments” section of this document, there is uncertainty concerning our ability to purchase line-shared services from the traditional telephone companies as a result of the FCC’s decision in its Triennial Review of the Telecommunications Act of 1996. As a result, it is possible that the traditional telephone companies could substantially increase the cost or reduce the availability of line-shared services, which would substantially increase our overall network cost structure and might cause us to discontinue our stand-alone consumer grade services for new and existing customers.

Sales, Marketing, General and Administrative Expenses

     We recorded sales, marketing, general and administrative expenses of $37,379 for the three months ended March 31, 2003, an increase of $175, or 0.5%, over sales, marketing, general and administrative expenses of $37,204 recorded for the three months ended March 31, 2002. Sales, marketing, general and administrative expenses consist primarily of salaries and related expenses and our promotional and advertising expenses. For the three months ended March 31, 2003, sales, marketing, general and administrative expenses were 41.1% of revenues, an increase of 12.3% over the three months ended March 31, 2002, when sales, marketing, general and administrative expenses were 36.6% of revenues. For the three months ended March 31, 2003 and 2002, sales, marketing, general and administrative expenses were comprised of $2,902 and $3,090, respectively, from our CSP business segment, $8,380 and $7,285, respectively, from our CBS business segment and, $26,097 and $26,829, respectively, from our Corporate Operations

     The increase in sales, marketing, general and administrative expenses during the three months ended March 31, 2003 is primarily attributable to a charge of $3,800 for the potential applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods. The increase in sales, marketing, general and administrative expenses for the three months ended March 31, 2003 was partially offset by lower advertising and transaction-based tax expenses. We expect sales, marketing, general and administrative expense levels to increase in the near future as we continue our marketing efforts. However, as discussed in the “Overview — Recent Developments” section of this document, there is uncertainty concerning our ability to purchase line-shared services from the traditional telephone companies as a result of the FCC’s decision in its Triennial Review of the Telecommunications Act of 1996. As a result, it is possible that the traditional telephone companies could substantially increase the cost or reduce the availability of line-shared services, which would substantially increase our overall network cost structure and might cause us to discontinue our stand-alone consumer grade services for new and existing customers. If this occurs, our sales, marketing, general and administrative expense levels may be curtailed as an element of a new business structure.

Total Operating Expenses

     Total operating expenses, which include network and product costs, sales, marketing, general and administrative expenses, provision for bad debts or bad debt recoveries, depreciation and amortization expenses, and litigation-related expenses were $125,190 for the three months ended March 31, 2003, a decrease of $32,850, or 20.8%, over operating expenses of $158,040 for the three months ended March 31, 2002. For the three months ended March 31, 2003 and 2002, operating expenses were comprised of $42,851 and $50,306, respectively, from our CSP business segment, $25,820 and $26,828, respectively, from our CBS business segment and $56,321 and $80,906, respectively, from our corporate operations.

Provision for Bad Debts (Bad Debt Recoveries), Net

     We recorded net bad debt expenses (recoveries) of $198 and $(73) for the three months ended March 31, 2003 and 2002, respectively. Bad debt expenses (recoveries) were 0.1% and 0.1% of net revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in bad debt expense from 2002 to 2003 is primarily attributable to the fact that we received claims from certain customers who had previously filed for bankruptcy protection. These customers alleged that they are entitled to recover amounts paid to us prior to their bankruptcy filings.

Depreciation and Amortization

     We recorded depreciation and amortization expense for property and equipment in the amount of $14,593 for the three months ended March 31, 2003, a decrease of $16,260, or 52.3%, over depreciation and amortization expense for property and equipment of $30,853 recorded for the three months ended March 31, 2002. The decrease from 2002 to 2003 was due principally to asset retirements and certain assets becoming fully depreciated during 2002 and 2003. We expect depreciation and amortization to decrease in the future because we anticipate that our capital expenditures in the near term will be less than historical amounts and additional assets will become fully depreciated. We believe that the geographic footprint of our network will remain relatively unchanged and that near term capital expenditures will be mostly limited to adding capacity to our network to support new users.

     Amortization of intangible assets for the three months ended March 31, 2003 and 2002 was $3,996 and $3,629, respectively. The increase from 2002 to 2003 resulted from the resumption of our network build or augmentation in selected markets during the latter portion of 2002 and the three months ended March 31, 2003, which increased collocation fee expenditures and related amortization expenses. We do not expect to incur significant capital expenditures for property and equipment in connection with this expansion.

     As explained above, we do not allocate depreciation and amortization expense to our business segments.

Reduction in Force

     During the first quarter of 2003, we reduced our workforce by approximately 70 employees, which represented approximately 5.4% of our total workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with this reduction, we recorded a charge to operations of $631 during the three months ended March 31, 2003 relating to employee severance benefits that met the requirements for accrual and paid severance benefits of approximately $569. We paid the remainder of the accrued severance benefits in April of 2003. $148 of the charge to operations was included in our network and product costs, the remaining $483 was included in our sales, marketing, general and administrative expenses. $72 and $29 of the cost of the reduction in force related to our CSP and CBS business segments, respectively. The remaining $530 related to our Corporate Operations.

Litigation-related Expenses

     We recorded a credit to litigation-related expenses of $3,767 for the three months ended March 31, 2002. The credit represents the non-cash adjustment for the change in value of the 6,495,844 shares of common stock that will ultimately be distributed pursuant to the Memorandum of Understanding (“MOU”) described in Note 9 to our condensed consolidated financial statements and in “Part II, Item 1, Legal Proceedings.” We did not recognize similar credits for the three months ended March 31, 2003.

Net Interest Income (Expense)

     Net interest income (expense) was $(663) and $94 for the three months ended March 31, 2003 and 2002, respectively. Net interest income (expense) during the three months ended March 31, 2003 and 2002 consisted principally of interest expense on our 11% long-term note payable to SBC Communications Inc. (“SBC”), less interest income earned on our cash, cash equivalents and short-term investments balances. We expect future net interest expense to be limited to accrued interest on our note payable to SBC offset by interest earned on cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

Investment Losses

     We recorded losses and write-downs on investments for the three months ended March 31, 2003 in the amount of $216. This included an impairment write-down of an equity investment of $112 and our equity in the losses of unconsolidated affiliates of $104. We recorded losses and write-downs on investments for the three months ended March 31, 2002 in the amount of $48. This included a net realized loss on short-term investments of $17, our equity in the losses of unconsolidated affiliates of $391 and a realized gain on the sale of an investment in an unconsolidated affiliate of $360.

Income Taxes

     Because we incurred operating losses during all periods presented, we made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements.

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates:

•	We recognize revenues when (i) persuasive evidence of an arrangement between the customer and us exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Similarly, we treat the incremental direct costs of service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over 24 months.

•	We have concentrations of credit risk with several customers, some of which were experiencing financial difficulties as of March 31, 2003 and 2002 and were not current in their payments for our services as of those dates. Accordingly, we recognize revenues from some of these customers in the period in which cash is collected, but only after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	Property and equipment and intangible assets are recorded at cost, subject to adjustments for impairment. Property and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. As of March 31, 2003, we had certain unresolved claims relating to our Chapter 11 bankruptcy proceedings that remain in dispute. Therefore, it is reasonably possible that such disputed bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our condensed consolidated balance sheet as of March 31, 2003.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position and results of operations.

•	We are currently analyzing the applicability of certain transaction-based taxes to (i) sales of our products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect to our consolidated financial position and results of operations. In addition, we are currently analyzing the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes and the engagement in discussions with applicable jurisdictions will be concluded without a material adverse effect to our consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	We make market development funds (“MDF”) available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and (i) the customers provide us with third-party evidence of such co-branded advertising and (ii) we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Nonqualified MDF activities are recorded as reductions of revenues as incurred, and other amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	We account for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our condensed consolidated statement of operations. We use the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires us to use option valuation models that were not developed for use in valuing employee stock options. Rather, such option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, we believe such existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) number (“No.”) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported results of operations, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in 2002. As of March 31, 2003, we have no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No.00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. We will prospectively adopt EITF Issue No. 00-21 on July 1, 2003, and we do not believe the adoption of EITF Issue No. 00-21 will have a material effect on our condensed consolidated financial statements.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately upon issuance in 2002. We adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 had no effect on our condensed consolidated financial statements as of and for the three months ended March 31, 2003.

     On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities are subsequently adjusted for changes in estimated cash flows. SFAS No. 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 had no effect on our condensed consolidated financial statements as of and for the three months ended March 31, 2003.

     On January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145, which is effective in periods beginning after May 15, 2002, requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. The adoption of SFAS No. 145 had no effect on our condensed consolidated financial statements as of and for the three months ended March 31, 2003.

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 had no effect on our condensed consolidated financial statements as of and for the three months ended March 31, 2003.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. Capital expenditures were $8,822 for the three months ended March 31, 2003. We expect that in future periods our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be lower than the current period while incremental, or “success-based”, capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network.

     From our inception through March 31, 2003, we financed our operations primarily through private placements of $220,600 of equity securities, $1,282,000 in net proceeds raised from the issuance of notes (including our agreement with SBC for a $50,000 note payable), a $75,000 collateralized deposit and $719,000 in net proceeds raised from public equity offerings. As of March 31, 2003, we had an accumulated deficit of $1,564,058 and unrestricted cash, cash equivalents and short-term investments of $177,398. In addition, we had stockholders’ equity as of March 31, 2003 of $50,412.

     Net cash used in our operating activities was $19,369 for the three months ended March 31, 2003. The net cash used in our operating activities during this period was primarily due to the net loss of $34,722, an increase in accounts receivable of $2,988, a decrease in other current liabilities of $1,113, a decrease in collateralized customer deposits of $1,930, a decrease in unearned revenues of $3,374, offset by depreciation and amortization charges of $18,589, a decrease in deferred costs of service activation of $3,173, and an increase in accounts payable of $3,599.

     Net cash used in our investing activities was $52,567 for the three months ended March 31, 2003. The net cash used in our investing activities during this period was primarily due to purchases of short-term investments of $82,643 and capital expenditures of $8,822, offset by maturities of short-term investments of $38,305.

     Net cash provided by our financing activities was $203 for the three months ended March 31, 2003. The net cash provided by our financing activities during this period was due to proceeds from the issuance of common stock of $246, offset by principal payments under capital lease obligations of $43.

     As of March 31, 2003, we had $24,758 in unrestricted cash and cash equivalents, and $152,640 in unrestricted short-term investments. We expect to experience negative cash flow from operating and investing activities into 2004 due to continued development of new services and the addition of new end-users to our network. Our future cash requirements for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

•	the effect of the FCC’s decision in the Triennial Review, our continuing ability to access line-shared telephone wires and our ability to obtain access to the traditional telephone companies’ remote terminals, all at reasonable prices;

•	the rate at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	the financial condition of our customers;

•	the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	the rate at which we invest in engineering, development and intellectual property with respect to existing and future technology;

•	the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	the number of regions entered, the timing of entry and services offered.

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

     Our 2003 business plan includes discretionary spending that is based on several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, we will curtail this discretionary spending so that we can continue as a going concern at least through December 31, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2002. Additionally, on February 20, 2003, the FCC announced the results of the Triennial Review of its rules for network unbundling obligations of Incumbent Local Exchange Carriers. Among other things, the FCC announced that it will phase-out its rule requiring line-sharing over a three-year period. While the FCC has not yet issued its order pursuant to the Triennial Review, the ultimate impact of the FCC’s February 20, 2003 announcement on our business, which relies on line-sharing to serve our consumer end-users, will depend on our ability to negotiate fair and reasonable prices substantially lower than the whole loop cost that will ultimately be permitted under the FCC’s rules. We do not believe the FCC’s revised unbundling rules will have a material adverse effect on our ability to continue as a going concern at least through December 31, 2003 but our operating results and financial condition may be adversely affected over time if the new rules result in substantially higher prices for access to the ILECs telephone lines.

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

Risk Factors

     The following is a summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to “Part I, Item 1, Business — Risk Factors” found in our 2002 Annual Report on Form 10-K, which was filed with the SEC on March 20, 2003.

•	Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

•	Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes.

•	Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

•	We do not currently have access to packet-switching sections of the ILECs fiber-fed telephone network which limits the addressable market for our services. We have no guaranties that we will obtain access to these fiber-fed lines and given additional deployment of fiber-fed lines by the ILECs, it will further reduce our addressable market.

•	We are developing the ability to offer our services over a telephone line that is being used by a voice provider other than the traditional telephone company. However, we have not commercially deployed this service and we are experiencing operational challenges as we work with the traditional telephone companies.

•	We may need to raise additional capital under difficult financial market conditions in order to maintain our operations.

•	Employees of Qwest Communications and Verizon Communications have threatened to go on strike in August of this year. If these labor stoppages occur, they may impair our ability to provide service to new end-users and perform maintenance for existing end-users. These events could impair our revenue growth and increase our network and product costs.

•	In order to become cash flow positive and to achieve profitability, we must add end-users to our network while minimizing the cost to expand our network infrastructure.

•	If we do not reduce our end-user disconnection rate our revenue and end-user growth will decline.

•	We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

•	Our internal controls need to be improved.

•	We depend on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

•	Some of our resellers are facing financial difficulties, which makes it more difficult to predict our revenues.

•	Our expanded sales to direct end users poses operational challenges and the perceived threat may cause our resellers to place fewer orders with us or may cause us to lose resellers.

•	The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

•	The broadband communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use.

•	A system failure could delay or interrupt service to our customers, which could reduce demand for our services.

•	Our network security still needs to be improved and a breach of network security could delay or interrupt service to our customers, which could reduce demand for our services.

•	If we are not able to electronically interface with the traditional phone companies to order services, our costs will increase.

•	Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations.

•	We depend on a limited number of third parties for equipment supply, service and installation.

•	Our business is difficult to evaluate because we have a limited operating history.

•	We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

•	The unpredictability of our revenues, along with other factors, may cause the price of our common stock to fluctuate and could cause it to decline.

•	Future sales or issuances of our common stock may depress our stock price.

•	Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indebtedness, our Stockholder Protection Rights Plan and our change in control severance arrangements could prevent a change in our control, which could inhibit your ability to receive a premium for your shares.

•	We must comply with federal, state and local tax and other surcharges on our service, the levels of which are uncertain.

•	We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations.

•	Our intellectual property protection may be inadequate to protect our proprietary rights.

Forward-Looking Statements

     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	the impact of the FCC’s decision in the Triennial Review and our ability to obtain access to line-sharing at rates that allow us to sell consumer-grade services;

•	expectations regarding the continuing deployment of local voice services by providers other than the traditional telephone companies and our ability to bundle our data services with their voice services;

•	expectations regarding our ability to become cash-flow positive;

•	expectations regarding the extent to which customers purchase our services;

•	expectations regarding our relationships with our strategic partners and other potential third parties;

•	expectations as to pricing for our services in the future;

•	expectations as to the impact of our service offerings on our margins;

•	the possibility that we will increase our revenues;

•	the impact of advertising on brand recognition and operating results;

•	plans to make strategic investments and acquisitions and the affect of such investments and acquisitions;

•	estimates and expectations of future operating results, including expectations regarding when we anticipate operating on a cash flow positive basis, the adequacy of our cash reserves, our monthly burn rate and the number of installed lines;

•	plans to develop and commercialize value-added services;

•	our anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	the effect of regulatory changes;

•	the effect of litigation currently pending; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.

     These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

•	adapt our business plan in response to further developments resulting from the FCC’s Triennial Review announcement and future order;

•	collect receivables from customers;

•	retain end-users that are served by customers facing financial difficulties;

•	successfully market our services to customers;

•	generate customer demand for our services;

•	successfully defend our company against litigation;

•	successfully reduce our operating costs and overhead while continuing to provide good customer service;

•	successfully continue to increase the number of business-grade lines;

•	achieve favorable pricing for our services;

•	respond to increasing competition;

•	manage growth of our operations; and

•	access regions and negotiate suitable interconnection agreements with the traditional telephone companies in the areas where we provide service, all in a timely manner, at reasonable costs and on satisfactory terms that provide us with access to line-sharing and remote terminals.

     All written and oral forward-looking statements made in connection with this Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in this document and in our Annual Report on Form 10-K for the year ended December 31, 2002. We disclaim any obligation to update information contained in any forward-looking statement.

Item 3. Market Risk

Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of March 31, 2003 is fixed-rate debt.

Item 4. Controls and Procedures

     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our “disclosure controls and procedures” within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures were effective for this purpose.

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

     As of March 31, 2003 and 2002, there were approximately $8,331 and $27,200 in unresolved claims related to our Chapter 11 bankruptcy proceedings. As of March 31, 2003, we have recorded $7,369 for these unresolved claims in our condensed consolidated balance sheet. However, it is reasonably possible that our unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in our condensed consolidated balance sheet.

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

     In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, we also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing claims in this lawsuit that are similar to our claims against Verizon. Both courts dismissed some of our claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed our remaining claims on other grounds. We voluntarily dismissed our remaining claims in the BellSouth case so we could pursue certain issues on appeal. We have appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. Both BellSouth and Covad are seeking an appeal of this decision in the United States Supreme Court. In addition, the United States Supreme Court has agreed to review a decision from the United States Court of Appeals for the Second Circuit entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Eleventh Circuit relied in part on the Trinko decision when it reversed the lower court’s dismissal of our claims against BellSouth. The Court of Appeals for the District of Columbia has indicated that it will not act on our appeal in our case against Verizon until the Supreme Court issues a decision in the Trinko case. We cannot predict the outcome of these matters.

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

     Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against us and several former and current officers and directors in addition to some of the underwriters in our stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002 the plaintiffs amended their complaint and removed us as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that we failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. We believe we have strong defenses to these lawsuits and we intend to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee we will prevail.

     A manufacturer of telecommunications hardware named “COVID” has filed an opposition to our trademark application for the mark “COVAD and design” and is seeking to cancel our registration of the COVAD trademark. We do not believe that this opposition has merit, but trademark proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the “COVAD” name. In September 2000, COVID also filed a complaint in the United States District Court for the District of Arizona, alleging claims for false designation of origin, infringement and unfair competition. The District Court recently dismissed COVID’s lawsuit.

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

     After the committee’s findings had been presented and analyzed, we concluded in January 2003 that it would not be appropriate to continue Mr. Khanna on paid leave status, and determined that there was no suitable role for him at the Company. Accordingly, he was terminated as an employee of the Company. While we believe the contentions of Mr. Khanna referred to above are without merit, and will be vigorously defended if brought, we are unable to predict the outcome of any potential lawsuit.

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

     We are subject to state public utility commission, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general, and our interconnection agreements in particular. In some cases we may be bound by or may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm our business.

     In addition, we are engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on our consolidated financial position and results of operations if we are denied or charged higher rates for transmission lines or central office spaces.

Item 2. Changes in Securities and Use of Proceeds

     On January 1, 2003, in conjunction with an amendment to a three-year Agreement for Broadband Internet Access Services (the “Broadband Agreement”) with AT&T Corp., a wholesale customer, we granted AT&T Corp. three warrants to purchase an aggregate of 3,000,000 shares of the our common stock. We did not receive any additional purchase price for our issuance of the warrants. The first warrant is for 1 million shares at $0.94 per share, the second warrant is for 1 million shares at $3.00 per share and the third warrant is for 1 million shares at $5.00 per share. These warrants were immediately exercisable, fully vested and non-forfeitable at the date of grant. The warrants were issued in a private placement under section 4(2) of the Securities Exchange Act of 1933.

     On October 31, 2002, we sold 2,118,657 shares of common stock at $0.544 per share and 319,661 shares of common stock at $1.173 per share to our employees for an aggregate amount of $1,527,511. On April 30, 2002, we sold 2,135,646 shares of common stock to our employees at $0.544 per share for an aggregate amount of $1,161,791. All of these sales were made pursuant to the 1998 Employee Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     a.     Exhibits:

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b.     Reports on Form 8-K

     We reported the following item on Form 8-K during the quarter ended March 31, 2003:

     On January 7, 2003, the Company filed a current report on Form 8-K, pursuant to Item 5 thereof, reporting that the Company entered into an amendment to its three-year Agreement for Broadband Internet Access Services with AT&T Corp.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman President, Chief Executive Officer and Director

Date: May 15, 2003

	By:	/s/ MARK A. RICHMAN

Mark A. Richman Executive Vice President and Chief Financial Officer

Date: May 15, 2003

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
Date: May 15, 2003

I, Mark A. Richman, certify that:

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
Date: May 15, 2003

Exhibit
Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.