Form 10-Q
period 2003-09-30
COVAD COMMUNICATIONS GROUP INC
filed 2003-10-24
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______.

Commission file number: 000-25271

COVAD COMMUNICATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0461529 (I.R.S. Employer Identification Number)

110 Rio Robles Drive San Jose, California (Address of principal executive offices)	95134 (Zip Code)

(408) 952-6400
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

     As of October 16, 2003 there were 227,259,122 shares outstanding of the Registrant’s Common Stock, including Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$68,115	$96,491
Short-term investments	66,680	108,076
Restricted cash and investments	400	501
Accounts receivable, net of allowances of $4,727 at September 30, 2003 ($5,388 at December 31, 2002)	27,770	21,746
Unbilled revenues	5,802	3,921
Other receivables	738	1,385
Inventories	7,229	5,096
Prepaid expenses and other current assets	2,839	5,524

Total current assets	179,573	242,740
Property and equipment, net	95,857	108,737
Collocation fees and other intangible assets, net	41,509	43,284
Investments in unconsolidated affiliates	—	1,026
Deferred costs of service activation	31,848	40,286
Deferred customer incentives	4,869	3,540
Other long-term assets	2,527	2,548

Total assets	$356,183	$442,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,524	$10,915
Accrued compensation and employment-related taxes	20,663	12,774
Current portion of capital lease obligations	31	165
Accrued collocation and network service fees	14,521	16,537
Accrued transaction-based taxes	39,600	45,426
Accrued interest	9,808	5,683
Accrued market development funds and customer incentives	12,363	6,422
Unresolved claims related to bankruptcy proceedings	7,532	7,381
Other accrued liabilities	5,309	8,581

Total current liabilities	122,351	113,884
Long-term debt	50,000	50,000
Collateralized customer deposit	62,204	68,191
Deferred gain resulting from deconsolidation of subsidiary	53,963	53,972
Unearned revenues	63,488	73,815

Total liabilities	352,006	359,862
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common Stock, $0.001 par value; 590,000,000 shares authorized; 227,093,970 shares issued and outstanding at September 30, 2003 (223,182,511 shares issued and outstanding at December 31, 2002)	227	223
Common Stock - Class B, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Additional paid-in capital	1,621,451	1,612,319
Deferred stock-based compensation	(72)	(160)
Accumulated other comprehensive loss	(941)	(747)
Accumulated deficit	(1,616,488)	(1,529,336)

Total stockholders’ equity	4,177	82,299

Total liabilities and stockholders’ equity	$356,183	$442,161

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenues, net	$100,507	$96,206	$283,812	$295,605
Operating expenses:
Network and product costs	74,052	69,546	211,803	236,002
Sales, marketing, general and administrative	32,510	41,173	102,189	112,210
Provision for bad debts (bad debt recoveries), net	(8)	(1,731)	26	312
Depreciation and amortization of property and equipment	13,054	33,498	41,399	92,882
Amortization of collocation fees and other intangible assets	4,775	3,700	12,795	10,990
Litigation-related expenses	—	1,884	—	(9,029)

Total operating expenses	124,383	148,070	368,212	443,367

Loss from operations	(23,876)	(51,864)	(84,400)	(147,762)
Other income (expense):
Interest income	448	1,559	1,737	4,072
Realized loss on short-term investments	—	—	—	(17)
Provision for impairment of investments in unconsolidated affiliates	(538)	—	(747)	—
Equity in losses of unconsolidated affiliates	(83)	(101)	(279)	(704)
Loss on disposal of investments in unconsolidated affiliates	—	—	—	(636)
Interest expense	(1,376)	(1,375)	(4,148)	(4,125)
Miscellaneous income (expense), net	282	74	685	(167)

Other income (expense), net	(1,267)	157	(2,752)	(1,577)

Net loss	$(25,143)	$(51,707)	$(87,152)	$(149,339)

Basic and diluted net loss per share	$(0.11)	$(0.23)	$(0.39)	$(0.68)

Weighted-average number of common shares used in computing basic and diluted net loss per share	224,872,907	220,432,609	224,019,089	218,901,267

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Operating Activities:
Net loss	$(87,152)	$(149,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts (bad debt recoveries), net	26	312
Depreciation and amortization	54,194	103,872
Loss on disposition of property and equipment	221	332
Non-cash litigation-related expenses	—	(9,029)
Employee stock-based compensation	1,325	473
Other stock-based compensation	86	36
Other non-cash charges	1,311	—
Amortization (accretion) of interest on investments, net	(956)	(92)
Realized loss on short-term investments	—	17
Equity in losses of unconsolidated affiliates	279	704
Provision for impairment of investments in unconsolidated affiliates	747	—
Loss on disposal of investments in unconsolidated affiliates	—	636
Net changes in operating assets and liabilities:
Restricted cash	101	8,703
Accounts receivable	(6,050)	(9,459)
Unbilled revenues	(1,881)	1,030
Inventories	(2,133)	2,181
Prepaid expenses and other current assets	3,332	(3,191)
Deferred costs of service activation	8,438	13,327
Accounts payable	1,609	(2,540)
Unresolved claims related to bankruptcy proceedings	151	(2,913)
Collateralized customer deposit	(5,987)	(4,920)
Other current liabilities	6,842	8,417
Unearned revenues	(10,327)	(19,109)

Net cash used in operating activities	(35,824)	(60,552)
Investing Activities:
Purchases of short-term investments	(113,486)	(213,681)
Maturities of short-term investments	155,644	70,988
Sales of short-term investments	—	40,000
Purchases of property and equipment	(30,401)	(12,323)
Proceeds from sales of property and equipment	60	13,451
Recovery of internal use software costs	1,592	458
Payment of collocation fees and purchase of other intangible assets	(11,020)	(1,963)
Proceeds from sales of investments in unconsolidated affiliates	—	3,360
Decrease of other long-term assets	21	—

Net cash provided by (used in) investing activities	2,410	(99,710)
Financing Activities:
Principal payments under capital lease obligations	(134)	(11)
Proceeds from common stock issuance	5,172	1,583

Net cash provided by (used in) financing activities	5,038	1,572

Net decrease in cash and cash equivalents	(28,376)	(158,690)
Cash and cash equivalents at beginning of period	96,491	207,810

Cash and cash equivalents at end of period	$68,115	$49,120

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$9	$—

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
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

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The Company’s 2003 business plan includes certain discretionary spending that is based on several assumptions, including growth of the Company’s subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, the Company will curtail this discretionary spending so that it can continue as a going concern at least through December 31, 2003 using only the Company’s unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2002. Additionally, on August 21, 2003, the Federal Communications Commission (“FCC”) issued its order in the Triennial Review of its rules for network unbundling obligations of Incumbent Local Exchange Carriers (“ILECs”) (Note 8). Among other things, the FCC announced that it will phase out its rule requiring line-sharing over a three-year period. The ultimate impact of the Triennial Review order on the Company’s business, which relies on line-sharing to serve consumer end-users, will depend on the Company’s ability to negotiate prices with the ILECs that allow the Company to maintain acceptable profit levels. Management does not believe the FCC’s revised unbundling rules will have a material adverse effect on the Company’s ability to continue as a going concern at least through December 31, 2003.

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

     During the three and nine months ended September 30, 2003, the Company changed its estimates of certain accrued liabilities for cooperative advertising and customer incentives based on historical data regarding the amount of cooperative advertising that will not be utilized and sales incentives that will not be claimed by customers. These changes in accounting estimate increased the Company’s revenues by $927 and $1,662 for the three and nine months ended September 30, 2003, respectively, and decreased the

Company’s net loss by $927 ($0.00 per share) and $2,376 ($0.01 per share) for the three and nine months ended September 30, 2003, respectively.

Stock-Based Compensation

     The Company accounts for stock-based awards to (i) employees (including non-employee directors) using the intrinsic value method and (ii) non-employees using the fair value method.

     Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and net loss per share for the three and nine months ended September 30, 2003 and 2002 had the Company applied the fair value method to account for stock-based awards to employees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(25,143)	$(51,707)	$(87,152)	$(149,339)
Stock-based employee compensation expense included in the determination of net loss, as reported	23	52	1,325	473
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(3,591)	(8,167)	(9,033)	(21,478)

Pro forma net loss	$(28,711)	$(59,822)	$(94,860)	$(170,344)

Basic and diluted net loss per common share:
As reported	$(0.11)	$(0.23)	$(0.39)	$(0.68)

Pro forma	$(0.13)	$(0.27)	$(0.42)	$(0.78)

     During the three months ended June 30, 2003, a matter was identified related to prior financial reporting periods that necessitated the recording of additional expense. This matter related to the modification of stock options granted to certain employees in prior years. These modifications occurred upon the separation of such employees from the Company, principally during 2000. Accordingly, for the three months ended June 30, 2003, the Company recorded additional stock-based compensation expense in the amount of $1,237 ($0.01 per share). This amount is reflected in the Company’s sales, marketing, general and administrative expenses for the nine months ended September 30, 2003. The Company does not believe this amount is material to the periods in which it should have been recorded, nor does it expect that this expense will be material to its consolidated operating results for the year ending December 31, 2003. However, if this adjustment is ultimately deemed to be material to the Company’s consolidated operating results for the year ending December 31, 2003, the Company will need to restate prior financial reporting periods, including the current period. As noted above, this adjustment is principally related to 2000, the impact of which would have been to increase sales, marketing, general and administrative expenses and net loss by $1,237 ($0.01 per share) for such year. As previously reported in the Company’s 2002 Annual Report on Form 10-K, certain other adjustments were recorded during 2002 that related to prior periods. Of such amounts, $1,139 pertained to 2000, the effect of which would have been to decrease the Company’s 2000 net loss by $0.01 per share. The aggregate effect of the adjustments recorded during the year ended December 31, 2002 and the nine months ended September 30, 2003 to the previously reported results of operations for the year ended December 31, 2000 would be to increase net loss by $98, or $0.00 per share, for such year if these adjustments had been recorded in 2000.

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

     The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share presented in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Weighted-average number of shares of common stock outstanding	224,872,907	220,433,234	224,019,089	218,910,100
Less weighted-average number of shares of common stock subject to repurchase	—	625	—	8,833

Weighted-average number of common shares used in computing basic and diluted net loss per share	224,872,907	220,432,609	224,019,089	218,901,267

Comprehensive Loss

     Significant components of the Company’s comprehensive loss are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Cumulative
	Amounts	2003	2002	2003	2002

Net loss	$(1,616,488)	$(25,143)	$(51,707)	$(87,152)	$(149,339)
Unrealized gains (losses) on available-for-sale securities	21	(66)	78	(194)	265
Foreign currency translation adjustment	(962)	—	—	—	1,342

Comprehensive loss	$(1,617,429)	$(25,209)	$(51,629)	$(87,346)	$(147,732)

Recent Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on the Company’s consolidated financial position as of September 30, 2003 or the results of its operations for the three and nine months ended September 30, 2003.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and will be effective December 31, 2003 for enterprises with VIEs created before February 1, 2003. The Company believes it has no investments in, or contractual or other business relationships with, VIEs. Therefore, the adoption of FIN 46 had no effect on the Company’s consolidated financial position as of September 30, 2003 or the results of its operations for the three and nine months ended September 30, 2003.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported operating results, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in 2002. As of September 30, 2003, the Company has no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company prospectively adopted EITF Issue No. 00-21 on July 1, 2003, and such adoption did not have a material effect on its condensed consolidated financial statements for the three and nine months ended September 30, 2003.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 had no effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003.

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revised the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities are subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 had no effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003.

     On January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. The adoption of SFAS No. 145 had no effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003.

     On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 had no effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003.

Reclassifications

     Certain balances in the Company’s 2002 condensed consolidated financial statements, including certain operating expenses, have been reclassified to conform to the presentation in 2003.

2. Revenue Recognition

     Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheet caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $1,422 and $3,681 for the three and nine months ended September 30, 2003, respectively, and $1,861 and $7,757 for the three and nine months ended September 30, 2002, respectively.

     The Company regularly has billing disputes with its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes and (ii) future service cancellations. These charges to revenues were $459 and $2,079 during the three and nine months ended September 30, 2003, respectively, and $540 and $2,130 during the three and nine months ended September 30, 2002, respectively.

Significant Customers

     As of September 30, 2003, the Company had approximately 270 wholesale customers. For the three and nine months ended September 30, 2003, the Company’s 30 largest customers collectively comprised 95.9% and 95.2%, respectively, of the Company’s total wholesale revenues and 72.5% and 74.1%, respectively, of the Company’s total revenues. As of September 30, 2003, receivables from these customers collectively comprised 75.5% of the Company’s gross accounts receivable balance. For the three and nine months ended September 30, 2002, these customers collectively comprised 93.6% and 93.4%, respectively, of the Company’s total wholesale revenues and 80.5% and 80.3%, respectively, of the Company’s total revenues. As of September 30, 2002, receivables from these customers collectively comprised 81.9% of the Company’s gross accounts receivable balance.

     For the three months ended September 30, 2003, Earthlink, Inc. and AT&T Corp. (“AT&T”), two of the Company’s wholesale customers, accounted for 22.4% and 10.9%, respectively, of the Company’s total net revenues. For the nine months ended September 30, 2003, these customers accounted for 22.3% and 11.3%, respectively, of the Company’s total net revenues. As of September 30, 2003, receivables from these customers comprised 23.9% and 11.7% of the Company’s gross accounts receivable balance. No other individual customer accounted for more than 10% of the Company’s total net revenues during the three and nine months ended September 30, 2003.

     For the three months ended September 30, 2002, Earthlink, Inc. and AT&T, accounted for 20.7% and 10.0%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2002, these wholesale customers individually accounted for 20.5% and 9.2%, respectively, of the Company’s total revenues. As of September 30, 2002, receivables from these wholesale customers comprised 39.3% and 8.2% of the Company’s gross accounts receivable balance.

Wholesaler Financial Difficulties

     Some of the Company’s wholesale customers are experiencing financial difficulties. During the three and nine months ended September 30, 2003 and 2002, certain of these customers either (i) were not current in their payments for the Company’s services or (ii) were essentially current in their payments but had filed for bankruptcy protection. Based on this information, the Company determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) its ability to retain some or all of the payments received from some of the customers that are in bankruptcy proceedings was not reasonably assured. Accordingly, the Company classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers are recognized when the Company collects cash for services rendered, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of a petition for bankruptcy protection are recorded in the condensed consolidated balance sheet caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.

     Some of the Company’s wholesale customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 0.9% and 1.7% of the Company’s total net revenues for the three and nine months ended September 30, 2003, respectively, and 18.9% and 19.6% of the Company’s total revenues for the three and nine months ended September 30, 2002, respectively. Although WorldCom, Inc. (“WorldCom”) filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from WorldCom on an accrual basis during 2002 and 2003 based on its specific facts and circumstances and the revenue recognition criteria described above. Consequently, the disclosures in the following paragraph regarding financially distressed customers exclude amounts pertaining to WorldCom because the Company does not currently classify it as a financially distressed customer for revenue recognition purposes. The Company attempts to migrate end-users from some of its financially distressed customers to the extent it is legally and operationally feasible.

     The Company issued billings to its financially distressed customers aggregating $702 and $4,142 during the three and nine months ended September 30, 2003, respectively, which were not recognized as revenues or accounts receivable when billed in the Company’s consolidated financial statements, as compared to the corresponding amounts of $7,447 and $39,779 for the three and nine months ended 2002, respectively. However, the Company recognized revenues from certain of these customers when cash was collected (as described above) aggregating $100 and $3,353 during the three and nine months ended September 30, 2003, respectively, and $12,077 and $43,446 during the three and nine months ended September 30, 2002, respectively, some of which relates to services provided in prior periods. Revenues for the three and nine months ended September 30, 2003 also include payments totaling $793 and $827, respectively, from bankrupt customers that the Company received prior to January 1, 2003 and recorded as unearned revenue in its consolidated balance sheet as of December 31, 2002 because the Company’s ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, the Company recognized these payments as revenues during the three and nine months ended September 30, 2003. Similar revenues from bankrupt customers were $1,120 and $4,427, respectively, during the three and nine months ended September 30, 2002. The Company had contractual receivables from its financially distressed customers totaling $945 as of September 30, 2003 that are not reflected in the accompanying condensed consolidated balance sheet.

     The Company has obtained information indicating that some of its wholesale customers, including WorldCom, who (i) were essentially current in their payments for the Company’s services prior to September 30, 2003, or (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable as of September 30, 2003, may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 18.8% and 22.5% of the Company’s total net revenues for the three and nine months ended September 30, 2003, respectively. As of September 30, 2003, receivables from these customers comprised 25.8% of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to September 30, 2003, revenues from these customers will be recognized when cash is collected (as described above).

3. Customer Warrants

     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000,000 shares for $0.94 per share; 1,000,000 shares for $3.00 per share; and 1,000,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the first quarter of 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because management believes that future revenues from AT&T will exceed the fair value of the warrants described above. This value was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%.

     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500,000 shares of the Company’s common stock for $1.06 per share, 1,000,000 shares of the Company’s common stock for $3.00 per share and 1,000,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because management believes that future revenues from AOL will exceed the fair value of the warrants described above. However, because the agreement contains no minimum purchase commitment and is cancelable under certain circumstances by AOL, the Company will continue to monitor the recoverability of the deferred customer incentive balance.

4. Asset Purchases

Qwest

     On June 5, 2003, the Company purchased a customer list from Qwest Communications Corporation and Qwest Interprise America, Inc. (collectively, “Qwest”) pertaining to approximately 23,000 out-of-region digital subscriber line (“DSL”) subscribers (substantially all of whom were not, indirectly, end-user customers of the Company as of June 5, 2003 under the then-existing wholesale DSL services agreement with Qwest). In exchange for the customer list, the Company paid $3,750 in cash and released Qwest from its obligations under the wholesale DSL services agreement. In addition, the Company will pay Qwest an additional amount of up to $1,250 if certain levels of these customers successfully migrate to the Company’s network within a defined period. The Company did not assume any liabilities or obligations of Qwest or hire any of Qwest’s employees. In addition, the Company does not believe the customer list acquired from Qwest constitutes a self-sustaining, integrated set of activities and assets that would constitute a business. Approximately 12,800 of these customers have been successfully migrated to the Company’s network. In addition, over 1,400 orders have been processed and are pending migration. The solicitation and migration of these customers to the Company’s network is expected to be complete by October 2003.

     The Company recorded the $3,750 cash payment to Qwest for the customer list as an intangible asset, and such intangible asset is being amortized on a straight-line basis to operations over a twenty-four month period, which is the Company’s estimate of the aggregate expected term of its customer relationship.

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

6. Reductions in Force

     During the nine months ended September 30, 2003, the Company reduced its workforce by approximately 113 employees, which represented approximately 10.2% of the Company’s workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. None of these reductions occurred during the three months ended September 30, 2003.

     In connection with the reductions in force, the Company recorded a charge to operations for the nine months ended September 30, 2003 of $1,235 relating to employee severance benefits. For the nine months ended September 30, 2003, $242 of these expenses were charged to network and product costs and the remaining $993 were charged to sales, marketing, general and administrative expenses. The Company paid $147 and $1,235 in severance benefits during the three and nine months ended September 30, 2003, respectively. The expenses associated with these reductions in force were $103 related to the Company’s Strategic Partnerships business segment and $349 related to its Broadband Solutions business segment. The remaining $783 in expenses associated with these reductions in force were related to the Company’s Corporate Operations.

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

     For the three and nine months ended September 30, 2003 and 2002, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions:

	Three and Nine Months Ended		Three and Nine Months Ended
	September 30,		September 30,

	Stock Options		Employee Stock Purchase Plan

	2003	2002	2003	2002

Expected life of options in years	4.0	4.0	0.5	0.5
Volatility	133.2%	137.7%	133.2%	137.7%
Risk-free interest rate	2.98%	2.94%	1.03%	1.64%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

     As of September 30, 2003, there were approximately $8,494 in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of September 30, 2003, the Company had recorded $7,532 for these unresolved claims in its condensed consolidated balance sheet. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s condensed consolidated balance sheet.

     Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”). The complaints were consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. In 2001, the Company and the officer and director defendants entered into a Memorandum of Understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which the Company, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of the Plan if it provided for the distribution of $16,500 in cash to be funded by the Company’s insurance carriers and 6,495,844 shares of the Company’s common stock. The plaintiffs voted in favor of the plan. Consequently, the Company recorded a liability of approximately $18,578 in its condensed consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $9,549 as of September 30, 2002 through charges (credits) to litigation-related expenses of $1,884 and $(9,029) for the three and nine months ended September 30, 2002, respectively. The settlement provided for in the MOU was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member has filed an appeal pertaining to the final judgment, but this appeal only relates to the allocation of the settlement proceeds between the plaintiffs and their attorneys.

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

     In June 2002, Dhruv Khanna was relieved of his duties as the Company’s General Counsel and Secretary. Shortly thereafter, Mr. Khanna alleged that, over a period of years, certain current and former directors and officers breached their fiduciary duties to the Company by engaging in or approving actions that constituted waste and self-dealing, that certain current and former directors and officers had provided false representations to the Company’s auditors and that he had been relieved of his duties in retaliation for his being a purported whistleblower and because of racial or national origin discrimination. He had threatened to file a shareholder derivative action against those current and former directors and officers, as well as a wrongful termination lawsuit. Mr. Khanna was placed on paid leave while his allegations were being investigated.

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

     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative action against the Company’s current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. In this action Mr. Khanna seeks recovery on behalf of the Company from the individual defendants for their purported breach of fiduciary duty. Mr. Khanna also seeks to invalidate the Company’s election of directors in 2002 and 2003 because he claims that the Company’s proxy statements were misleading. While the Company believes Mr. Khanna’s contentions referred to above are without merit, and the Company and its directors will vigorously defend against them, it is unable to predict the outcome of this lawsuit.

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

Other Contingencies

     On August 21, 2003, the FCC issued its order in the Triennial Review. This order is a significant development for the Company for the following reasons:

•	The FCC is phasing out its rule requiring line-sharing over a three-year period. Line-sharing currently allows the Company to provision services using asymmetric DSL (“ADSL”) technology over the same telephone line that the local telephone company is using to provide voice services. The phase-out period will be handled in the following manner:

•	The Company’s 235,800 line-shared customers as of October 2, 2003 will be grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $28,052, or 27.9%, of the Company’s revenues for the three months ended September 30, 2003, and $75,555, or 26.6%, of its revenues for the nine months ended September 30, 2003.

•	The Company can only acquire new line-shared customers at regulated rates until October 2, 2004. For customers acquired during this first year, the FCC-mandated maximum price for the high-frequency portion of the phone line will be 25% of the cost of a separate phone line during the first year, 50% during the second year and 75% during the third year. After the third year, the Company will be required to transition these customers to new arrangements.

•	Beginning on October 3, 2004, the Company cannot acquire new line-shared customers unless it reaches agreements with the local telephone companies that provide it with continued access to line-sharing. In the event that it does not reach agreements with the local telephone companies, the Company will be required to purchase a separate telephone line in order to provide services to an end-user. The cost of a separate phone line is significantly higher than the cost of a shared line.

•	The local telephone companies are not required to allow the Company to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless the Company reaches agreements with the local telephone companies, it will be unable to provide its most commonly-used services to end-users served by fiber-fed lines. This is significant for the Company because it preserves a substantial limit on the addressable market for its services, thereby limiting its growth. In addition, the local telephone companies are increasing their deployment of fiber-fed remote terminal architectures.

•	The local telephone companies can petition the various state utility commissions for authority to stop providing data transport between the phone companies’ central offices as an unbundled network element on routes that have sufficient competitive alternatives to telephone company data transport services. The Company currently purchases this interoffice transport from the traditional phone companies in order to carry traffic over its network. It is unclear whether any state commissions will grant these requests, or whether such requests will be granted on routes that impact the Company. The removal of any of these transport links from the list of available network elements could increase the price the Company pays for such connectivity.

•	Companies that compete with the local telephone companies continue to have access to the local telephone companies’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platform (“UNE-P”), so long as the state public utilities commissions deem it appropriate. Under this arrangement these competitive telecommunications companies purchase phone lines in order to provide voice and data services. The continued existence of the UNE-P allows the Company to bundle its data services with the voice services of these companies pursuant to line-splitting arrangements. The Company recently announced expansions of its relationships with AT&T and MCI to include these bundled services.

     It is difficult for the Company to predict the full impact of the FCC’s decision on its business. In addition, there is some uncertainty regarding the Triennial Review order because a number of legal challenges to the Triennial Review order are pending in the courts and before the FCC. However, if the Company is unable to obtain from the traditional telephone companies reasonable line-sharing rates substantially below the cost of a separate telephone line, it may stop selling stand-alone consumer grade services to new customers, which would slow the growth of its revenue and require it to significantly change its business plan.

     In its Triennial Review order, the FCC concluded that October 2, 2003 shall be deemed the trigger date for “change of law” provisions in the Company’s interconnection agreements with the various traditional phone companies. As such, on or after October 2, 2003 the traditional telephone companies may inform the Company that they want to change the line-sharing terms and conditions of their agreements with the Company, which commences a nine-month negotiation process that may result in arbitration before the state utility commissions. Three of the traditional telephone companies have already notified the Company that they intend to immediately commence a renegotiation of the Company’s interconnection agreements with them. These agreements contain the prices and other terms for the telephone lines that the Company purchases from this traditional telephone company. It is possible that other traditional telephone companies will provide the Company with similar notices and will attempt to renegotiate these interconnection agreements to eliminate line-shared services or significantly increase the price the Company pays for these services.

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

     The Company is analyzing the applicability of certain transaction-based taxes to (i) sales of its products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business and various transaction-based tax experts to determine the extent of the Company’s respective transaction-based tax liabilities. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. During the three and nine months ended September 30, 2003, the Company changed its estimates of certain accrued liabilities for transaction-based and property taxes based on settlement agreements reached with various states and local jurisdictions where the Company does business. These changes in accounting estimate reduced the Company’s net loss by $2,494 ($0.01 per share) and $5,000 ($0.02 per share) for the three and nine months ended September 30, 2003, respectively.

     The Company is analyzing the applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. Due to the probable applicability of these taxes, the Company recorded an estimated liability through a charge to operations in the amount of $5,938 during the three months ended March 31, 2003. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying condensed consolidated balance sheet as of September 30, 2003, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

9. Business Segments

     The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. Covad Strategic Partnerships (“CSP”) focuses on delivering services to enterprise, corporate, small business, small office/home office (“SoHo”) and consumer customers primarily through wholesale relationships with large Internet service providers (“ISPs”), telecommunications carriers and other large resellers. Covad Broadband Solutions (“CBS”) focuses on small business and SoHo markets by selling services directly to end-users as well as through independent authorized sales agents, small ISPs and resellers. All other business operations and activities of the Company are aggregated and reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and other non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.

     The Company evaluates the performance of, and allocates resources to, the segments based on segment net income or loss, which excludes certain operating expenses, including depreciation and amortization in its entirety, and all other income and expense items, all of which are allocated to Corporate Operations. The Company does not allocate such operating expenses and other income and expense items to its business segments because it believes that these expenses and other income items are not directly controlled by the business segments.

     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and nine months ended September 30, 2003 and 2002, are as follows (the Company’s 2002 segment information has been restated to conform to the Company’s organizational structure in 2003):

As of and for the Three Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2003:	CSP	CBS	Segments	Operations	Eliminations	Total

Domestic revenues from external customers, net	$61,372	$39,135	$100,507	$—	$—	$100,507
Network and product costs	$46,048	$23,032	$69,080	$4,972	$—	$74,052
Sales, marketing, general and administrative expenses	$2,820	$6,710	$9,530	$22,980	$—	$32,510
Depreciation and amortization	$—	$—	$—	$17,829	$—	$17,829
Other expenses, net	$—	$—	$—	$(1,259)	$—	$(1,259)
Net income (loss)	$12,504	$9,393	$21,897	$(47,040)	$—	$(25,143)
Total assets	$47,843	$22,446	$70,289	$285,894	$—	$356,183

As of and for the Three Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2002:	CSP	CBS	Segments	Operations	Eliminations	Total

Domestic revenues from external customers, net	$59,519	$36,687	$96,206	$—	$—	$96,206
Network and product costs	$40,917	$15,335	$56,252	$13,294	$—	$69,546
Sales, marketing, general and administrative expenses	$2,505	$15,189	$17,694	$23,479	$—	$41,173
Depreciation and amortization	$—	$—	$—	$37,198	$—	$37,198
Other income, net	$—	$—	$—	$—	$—	$—
Net income (loss)	$16,097	$6,163	$22,260	$(73,967)	$—	$(51,707)
Total assets	$66,813	$17,878	$84,691	$418,120	$—	$502,811

For the Nine Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2003:	CSP	CBS	Segments	Operations	Eliminations	Total

Domestic revenues from external customers, net	$174,769	$109,043	$283,812	$—	$—	$283,812
Network and product costs	$129,973	$58,454	$188,427	$23,376	$—	$211,803
Sales, marketing, general and administrative expenses	$8,301	$22,764	$31,065	$71,124	$—	$102,189
Depreciation and amortization	$—	$—	$—	$54,194	$—	$54,194
Other expenses, net	$—	$—	$—	$(2,778)	$—	$(2,778)
Net income (loss)	$36,495	$27,825	$64,320	$(151,472)	$—	$(87,152)

For the Nine Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2002:	CSP	CBS	Segments	Operations	Eliminations	Total

Domestic revenues from external customers, net	$178,487	$117,118	$295,605	$—	$—	$295,605
Network and product costs	$133,965	$51,872	$185,837	$50,165	$—	$236,002
Sales, marketing, general and administrative expenses	$7,884	$30,720	$38,604	$73,606	$—	$112,210
Depreciation and amortization	$—	$—	$—	$103,872	$—	$103,872
Other income, net	$—	$—	$—	$7,140	$—	$7,140
Net income (loss)	$36,638	$34,526	$71,164	$(220,503)	$—	$(149,339)

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

     We have a relatively short operating history. We introduced our services commercially in the San Francisco Bay Area in December 1997. As of September 30, 2003, we believe we have one of the largest nationally deployed DSL networks based on approximately 1,800 operational central offices that pass more than 40 million homes and businesses in the United States. As of September 30, 2003, we had approximately 491,000 high-speed Internet access lines in service using DSL and T-1 technology. We also provide dial-up Internet access service to over 43,200 customers through our direct sales channel. We are also developing a variety of services that are enhanced or enabled by our high-speed network.

     Since our inception, we have generated significant net and operating losses and we continue to experience negative operating cash flow. As of September 30, 2003, we had an accumulated deficit of $1,616,488. We expect operating losses and negative cash flow to continue at least into 2004. Although we currently have a plan in place that we believe will ultimately allow us to achieve positive cash flows from our operating activities without raising additional capital, our cash reserves are limited and our plan is based on assumptions, which we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire, which may have a material adverse effect on our financial condition and could cause significant dilution to our stockholders.

Recent Developments

     On August 21, 2003, the Federal Communications Commission (“FCC”) issued its order in the Triennial Review. This order is a significant development for us for the following reasons:

•	The FCC is phasing out its rule requiring line-sharing over a three-year period. Line-sharing currently allows us to provision services using asymmetric DSL (“ADSL”) technology over the same telephone line that the local telephone company is using to provide voice services. The phase-out period will be handled in the following manner:

•	Our 235,800 line-shared customers as of October 2, 2003 will be grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $28,052, or 27.9%, of our revenues for the three months ended September 30, 2003, and $75,555, or 26.6%, of our revenues for the nine months ended September 30, 2003.

•	We can only acquire new line-shared customers at regulated rates until October 2, 2004. For customers acquired during this first year, the FCC-mandated maximum price for the high-frequency portion of the phone line will be 25% of the cost of a separate phone line during the first year, 50% during the second year and 75% during the third year. After the third year, we will be required to transition these customers to new arrangements.

•	Beginning on October 3, 2004, we cannot acquire new line-shared customers unless we reach agreements with the local telephone companies that provide us with continued access to line-sharing. In the event that we do not reach agreements with the local telephone companies, we will be required to purchase a separate telephone line in order to provide services to an end-user. The cost of a separate phone line is significantly higher than the cost of a shared line.

•	The local telephone companies are not required to allow us to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless we reach agreements with the local telephone companies, we will continue to be unable to provide our most commonly-used services to end-users served by fiber-fed lines. This is significant for our business because it preserves a substantial limit on the addressable market for our services, thereby limiting our growth. In addition, the local telephone companies are increasing their deployment of fiber-fed remote terminal architectures.

•	The local telephone companies can petition the various state utility commissions for authority to stop providing data transport between the phone companies’ central offices as an unbundled network element on routes that have sufficient competitive alternatives to telephone company data transport services. We currently purchase this interoffice transport from the traditional phone companies in order to carry traffic over our network. It is unclear whether any state commissions will grant these requests, or whether such requests will be granted on routes that impact us. The removal of any of these transport links from the list of available network elements could increase the price we pay for such connectivity.

•	Companies that compete with the local telephone companies continue to have access to the local telephone companies’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platform (“UNE-P”), so long as the state public utilities commissions deem it appropriate. Under this arrangement these competitive telecommunications companies purchase phone lines in order to provide voice and data services. The continued existence of the UNE-P allows us to bundle our data services with the voice services of these companies pursuant to line-splitting arrangements. We recently announced expansions of our relationships with AT&T and MCI to include these bundled services.

     It is difficult for us to predict the full impact of the FCC’s decision on our business. In addition, there is some uncertainty regarding the Triennial Review order because a number of legal challenges to the Triennial Review order are pending in the courts and before the FCC. However, if we are unable to obtain from the traditional telephone companies reasonable line-sharing rates substantially below the cost of a separate telephone line, we may stop selling stand-alone consumer grade services to new customers, which would slow the growth of our revenue and require us to significantly change our business plan.

     In its Triennial Review order, the FCC concluded that October 2, 2003 shall be deemed the trigger date for “change of law” provisions in our interconnection agreements with the various traditional phone companies. As such, on or after October 2, 2003, the traditional telephone companies may inform us that they want to change the line-sharing terms and conditions of their agreements with us, which commences a nine-month negotiation process that may result in arbitration before the state utility commissions. Three of the traditional telephone companies have already notified us that they intend to immediately commence a renegotiation of our interconnection agreements with them. These agreements contain the prices and other terms for the telephone lines that we purchase from this traditional telephone company. It is possible that other traditional telephone companies will provide us with similar notices and will attempt to renegotiate our interconnection agreements to eliminate line-shared services or significantly increase the price we pay for these services.

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

     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of our resellers. We recognized revenues from TelePacific of $169 and $561 for the three and nine months ended September 30, 2003, respectively, and $301 and $1,070 for the three and nine months ended September 30, 2002, respectively.

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

     In the course of preparing our financial statements for the year ended December 31, 2000, internal control weaknesses were discovered, some of which continued into 2001 and 2002. The improvements we have made over the last several quarters to our internal systems, policies and procedures have significantly improved controls. During our 2002 year-end financial statement close process, we identified some additional control weaknesses, which are discussed in “Part IV, Item 14, Controls and Procedures” in our 2002 Annual Report on Form 10-K.

     We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates:

•	We recognize revenues when (i) persuasive evidence of an arrangement between the customer and us exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Similarly, we treat the incremental direct costs of service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over 24 months.

•	We have concentrations of credit risk with several customers and some of our customers are not current in their payments for our services. Accordingly, we recognize revenues from some of these customers in the period in which cash is collected, but only after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost, determined using the “first-in, first-out” method, or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	Property and equipment and intangible assets are recorded at cost, subject to adjustments for impairment. Property and equipment and intangible assets are depreciated or amortized using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. As of September 30, 2003, we had certain unresolved claims relating to our Chapter 11 bankruptcy proceedings that remain in dispute. Therefore, it is reasonably possible that such disputed bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our condensed consolidated balance sheet as of September 30, 2003.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities that are required to be recognized, if any, for loss contingencies is made after careful analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position and results of operations.

•	We are currently analyzing the applicability of certain transaction-based taxes to (i) sales of our products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business and various transaction-based tax experts to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect on our consolidated financial position and results of operations. In addition, we are currently analyzing the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes will be concluded without a material adverse effect to our consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	We make market development funds (“MDF”) available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and (i) the customers provide us with third-party evidence of such co-branded advertising and (ii) we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. MDF activities that do not qualify for expense treatment are recorded as reductions of revenues as incurred. Other amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of the amount of these rebates and sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	We account for stock-based awards to employees using the intrinsic value method, and non-employees (including non-employees directors) using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our condensed consolidated statement of operations. We use the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires us to use option valuation models that were not developed for use in valuing employee stock options. Rather, such option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, we believe such existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on our consolidated financial position as of September 30, 2003 or the results of our operations for the three and nine months ended September 30, 2003.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and it will be effective December 31, 2003 for enterprises with VIEs created before February 1, 2003. We believe we have no investments in, or contractual or other business relationships with VIEs. Therefore, the adoption of FIN 46 had no effect on our consolidated financial position as of September 30, 2003 or the results of our operations for the three and nine months ended September 30, 2003.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported results of operations, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in 2002. As of September 30, 2003, we have no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

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

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately upon issuance in 2002. We adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 had no effect on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003. However, some of our contracts with our customers have provisions that would require us to indemnify them in the event that our services infringe upon a third party’s intellectual property rights.

     On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities are subsequently adjusted for changes in estimated cash flows. SFAS No. 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 had no effect on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003.

     On January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145, which is effective in periods beginning after May 15, 2002, requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. The adoption of SFAS No. 145 had no effect on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003.

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 had no effect on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003.

Results of Operations

Business Segment Information

     During the three and nine months ended September 30, 2003 and 2002, we managed our business segments based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations were not independent of each other. Covad Strategic Partnerships (“CSP”) focused on delivering services to enterprise, corporate, small business, small office/home office (“SoHo”) and consumer customers primarily through wholesale relationships with large ISPs, telecommunications carriers and other large resellers. Covad Broadband Solutions (“CBS”) focused on small business and SoHo markets by selling services directly to end-users as well as through independent authorized sales agents, small ISPs and other resellers. We aggregated and reported all other business operations and activities as Corporate Operations. These operations and activities were primarily comprised of general corporate functions to support our revenue producing segments and included costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed by our business segments.

     Our 2002 segment information has been restated to conform to our organizational structure in 2003.

Reclassifications

     Certain balances in our 2002 condensed consolidated financial statements, including certain operating expenses, have been reclassified to conform to the presentation in 2003.

Three and Nine Months Ended September 30, 2003 and 2002

Revenues, Net

     We recorded net revenues of $100,507 for the three months ended September 30, 2003, an increase of $4,301, or 4.5%, over net revenues of $96,206 for the three months ended September 30, 2002. We recorded net revenues of $283,812 for the nine months ended September 30, 2003, a decrease of $11,793, or 4.0% over net revenues of $295,605 for the nine months ended September 30, 2002. Included in net revenues are Federal Universal Service Fund (“FUSF”) charges billed to our customers aggregating $1,422 and $3,681 for the three and nine months ended September 30, 2003, respectively, and $1,252 and $7,147 for the three and nine months ended September 30, 2002, respectively. The increase in FUSF of $170 and the decrease of $3,466 for the three and nine months ended September 30 2003, respectively, is primarily driven by the change in the applicability of FUSF to some of our wholesale customers.

     The increase in net revenues for the three months ended September 30, 2003 is primarily attributable to an increase of approximately 38,000 end-users, the impact of which is partially offset by an increase of $2,690 in customer incentives and rebates, which we recorded as reductions of revenues. The decrease in net revenues for the nine months ended September 30, 2003 is primarily attributable to an increase of $11,813 in customer incentives and rebates, and a decrease of $3,466 in FUSF charges billed to our customers, the impact of which is partially offset by an increase of approximately 116,000 end-users. In addition, during the three and nine months ended September 30, 2003, we changed our estimates of certain accrued liabilities for cooperative advertising and customer incentives based on historical and spending data regarding the amount of cooperative advertising that will not be utilized and sales incentives that will not be claimed by customers. These changes in accounting estimate increased our revenues by $927 and $1,662 for the three and nine months ended September 30, 2003, respectively. Furthermore, as a result of the developments in the bankruptcy proceedings of certain of our wholesalers, as discussed further below, we recognized revenues of $3,307 during the three months ended March 31, 2002 for services provided prior to January 1, 2002. Similar revenues from bankrupt customers were $793 and $827, respectively, during the three and nine months ended September 30, 2003.

     We expect our subscriber base to continue to grow as we execute on our current sales and marketing programs, and as we introduce new sales and marketing programs and create new services for our customers. However, our revenue growth may continue to be impaired by lower selling prices in response to the competitive landscape, increases in subscriber disconnects, and increases in customer incentives and rebates, which reduce our revenues. For example, recent price reductions by some of the traditional telephone companies have caused us to offer lower prices to some of our customers. In addition, if we are unable to obtain from the traditional telephone companies reasonable line-sharing rates substantially below the cost of a separate telephone line, we may stop selling stand-alone consumer grade services to new customers. If we stop selling stand-alone consumer grade services, our revenue growth would be adversely affected since approximately 27.9% and 26.6% of our revenue during the three and nine months ended September 30, 2003, respectively, was from sales of consumer-grade services utilizing line-shared technology.

     One new technology that we expect to contribute to revenue growth is line-splitting, which allows us to offer our services over a telephone line that is being used by a voice provider other than the traditional telephone company. Based on our agreements with AT&T, MCI and other competitive telephone companies, we recently began offering our consumer-grade services over line-splitting technology. However, we are experiencing operational challenges as we work with the traditional telephone companies to deploy this new technology. It is also unclear how quickly our resellers will increase the number of end users that purchase these services.

     We regularly have billing disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations. These charges to revenues amounted to $459 and $2,079 during the three and nine months ended September 30, 2003, respectively, and $540 and $2,130 during the three and nine months ended September 30, 2002, respectively.

   Segment Revenues and Significant Customers

     We recorded net revenues of $61,372 and $39,135 from our CSP and CBS business segments, respectively, for the three months ended September 30, 2003, an increase of $1,853, or 3.1%, and $2,448, or 6.7%, over net revenues of $59,519 and $36,687, respectively, for the three months ended September 30, 2002. We recorded net revenues of $174,769 and $109,043 from our CSP and CBS business segments, respectively, for the nine months ended September 30, 2003, a decrease of $3,718, or 2.1%, and $8,075, or 6.9%, over net revenues of $178,487 and $117,118, respectively, for the nine months ended September 30, 2002. As described above, the decrease in net revenues for the nine months ended September 30, 2003 is primarily attributable to an increase in customer incentives and rebates, which we recorded as reductions of revenues, and a decrease in FUSF charges billed to our customers, partially offset by an increase in the number of end-users. Net revenues from our CSP business segment represented 61.0% and 61.6% of our total net revenues for the three and nine months ended September 30, 2003, respectively, and 61.9% and 60.4% of our total net revenues for the three and nine months ended September 30, 2002, respectively. Net revenues from our CBS business segment represented 39.0% and 38.4% of our total net revenues for the three and nine months ended September 30, 2003, respectively, and 38.1% and 39.6% of our total net revenues for the three and nine months ended September 30, 2002, respectively.

     We had approximately 270 wholesale customers as of September 30, 2003, as compared to approximately 140 as of September 30, 2002. The increase in the number of wholesale customers resulted primarily from the addition of smaller resellers to our CBS segment. Our 30 largest customers (11 from CSP and 19 from CBS) collectively comprised 72.5% and 74.1% of our total net revenues for the three and nine months ended September 30, 2003, respectively, and (11 from CSP and 19 from CBS) 80.5% and 80.3% of our total net revenues for the three and nine months ended September 30, 2002, respectively. As of September 30, 2003 and 2002, receivables from these 30 customers collectively comprised 75.5% and 81.9%, respectively, of our gross accounts receivable balance.

     For the three months ended September 30, 2003, EarthLink, Inc. and AT&T, two wholesale customers in our CSP business segment, accounted for 22.4% and 10.9% of our total net revenues. For the nine months ended September 30, 2003, these customers accounted for 22.3% and 11.3% of our total net revenues. As of September 30, 2003, receivables from these customers comprised 23.9% and 11.7% of our gross accounts receivable balance. No other individual customer accounted for more than 10% of our total net revenues during the three months ended September 30, 2003.

     For the three months ended September 30, 2002, Earthlink, Inc. and AT&T, two wholesale customers in our CSP business segment, accounted for 20.7% and 10.0% of our total revenues. For the nine months ended September 30, 2002, these wholesale customers accounted for 20.5% and 9.2% of our total revenues. As of September 30, 2002, receivables from these wholesale customers comprised 39.3% and 8.2% of our gross accounts receivable balance.

   Wholesaler Financial Difficulties

     Some of our wholesale customers are experiencing financial difficulties. During the three and nine months ended September 30, 2003 and 2002, some of these customers either (i) were not current in their payments for our services or (ii) were essentially current in their payments but had filed for bankruptcy protection. Based on this information, we determined that (i) the collectibility of revenues from these customers was not reasonably assured or (ii) our ability to retain some or all of the payments received from some of these customers that are in bankruptcy proceedings was not reasonably assured. Accordingly, we classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers that have not filed for bankruptcy protection are recognized when we collect cash for those services, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. If we are not reasonably assured of our ability to retain payments received from financially distressed customers during a defined period prior to their filing of a petition for bankruptcy protection, then these payments are included in the condensed consolidated balance sheet caption “Unearned revenues” until the preference period has expired.

     We have customers that are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 0.9% and 1.7% of our total net revenues for the three and nine months ended September 30, 2003, respectively, and 18.9% and 19.6% of our total net revenues for the three and nine months ended September 30, 2002, respectively. Most of these customers are classified as financially distressed for revenue recognition purposes. Although WorldCom filed for bankruptcy protection on July 21, 2002, we continued to recognize revenues from WorldCom on an accrual basis during 2002 and 2003 based on its specific facts and circumstances and the revenue recognition criteria described in Note 2 to our condensed consolidated financial statements. Consequently, the disclosures in the following paragraph regarding financially distressed customers exclude amounts pertaining to WorldCom because we have not presently classified it as a financially distressed customer for revenue recognition purposes. We attempt to migrate end-users from some financially distressed customers to the extent it is legally and operationally feasible.

     We issued billings to our financially distressed customers aggregating $702 and $4,142 during the three and nine months ended September 30, 2003, respectively, which were not recognized as revenues or accounts receivable when billed in our consolidated financial statements, as compared to the corresponding amounts of $7,447 and $39,779 for the three and nine months ended September 30, 2002, respectively. However, we recognized revenues from certain of these customers when we collected $100 and $3,353 in cash during the three and nine months ended September 30, 2003, respectively, and $12,077 and $43,446 during the three and nine months ended September 30, 2002, respectively. A portion of this revenue relates to services provided in prior periods. Revenues for the three and nine months ended September 30, 2003 also include payments totaling $793 and $827, respectively, from certain bankrupt customers that we received prior to January 1, 2003 and recorded as unearned revenues in our consolidated balance sheet as of December 31, 2002 because our ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, we recognized these payments as revenues during the three and nine months ended September 30, 2003. Similar revenues from bankrupt customers were $1,120 and $4,427, respectively, during the three and nine months ended September 30, 2002. We had contractual receivables from our financially distressed customers totaling $945 as of September 30, 2003 that are not reflected in our condensed consolidated financial statements. We have made progress in reducing the number of financially distressed customers in recent periods. As discussed in the following paragraph, however, it is reasonably possible that additional customers may become financially distressed.

     We have obtained information indicating that some of our customers, including WorldCom, who were essentially current in their payments for our services on September 30, 2003 may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 18.8% and 22.5% of our total net revenues for the three and nine months ended September 30, 2003, respectively, and 25.6% and 25.1% of our total net revenues for the three and nine months ended September 30, 2002, respectively. As of September 30, 2003, receivables from these customers comprised 25.8% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to September 30, 2003, revenue from such customers will be recognized when cash is collected, as described above.

Network and Product Costs

     We recorded network and product costs of $74,052 for the three months ended September 30, 2003, an increase of $4,506, or 6.4% from the network and product costs of $69,546 for the three months ended September 30, 2002. We recorded network and product costs of $211,803 for the nine months ended September 30, 2003, a decrease of $24,199, or 10.2%, from network and product costs of

$236,002 for the nine months ended September 30, 2002. For the three months ended September 30, 2003 and 2002, network and product costs were comprised of $46,048 and $40,917, respectively, from our CSP business segment, $23,032 and $15,335, respectively, from our CBS business segment and $4,972 and $13,294, respectively, from our Corporate Operations. For the nine months ended September 30, 2003 and 2002, network and product costs were comprised of $129,973 and $133,965, respectively, from our CSP business segment, $58,454 and $51,872, respectively, from our CBS business segment and, $23,376 and $50,165, respectively, from our Corporate Operations.

     The increase in network and product costs during the three months ended September 30, 2003 is largely attributable to $5,220 of migration expenses associated with the Qwest customer list acquisition. The growth in subscribers on our network led to higher network and product costs. The increase in network and product costs during the three months ended September 30, 2003 was partially offset by a change in estimate of certain accrued liabilities for transaction-based taxes based on settlements agreements reached with various states and local jurisdictions where we do business. This change in accounting estimate decreased our network and product cost by $2,494 and decreased our net loss by $2,494, or $0.01 per share for the three months ended September 30, 2003.

     The decrease in network and product costs during the nine months ended September 30, 2003 is primarily attributable to continued efforts to lower network costs by more efficiently managing our network capacity and a reduction in our operations and engineering workforces. These reductions in network and product costs were partially offset by the additional network and product costs associated with the addition of subscribers to our network. In addition, during the nine months ended September 30, 2003, we changed our estimates of certain liabilities for transaction-based taxes and property taxes based on settlements reached with various states and local jurisdictions on our transaction-based taxes and additional compilation of data on the valuation of our taxable property and equipment. These changes in accounting estimate decreased our network and product costs by $5,000 during the nine months ended September 30, 2003, and decreased our net loss by $5,000, or $0.02 per share, for the nine months ended September 30, 2003. Network and product costs for the nine months ended September 30, 2003 include charges of $5,200 of migration expenses from the Qwest customer line acquisition and $2,137 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods. Network and product costs for the nine months ended September 30, 2002 include acquisition costs of $3,674 associated with certain of InternetConnect’s former customers, as described above. We expect network and product costs to increase in future periods as we add subscribers and services like line-splitting to our network.

     As discussed in the “Overview - Recent Developments” section of this document, there is uncertainty concerning our ability to purchase line-shared services from the traditional telephone companies as a result of the FCC’s decision in its Triennial Review of the Telecommunications Act of 1996. As a result, it is possible that the traditional telephone companies could increase the cost or reduce the availability of line-shared services, which would substantially increase our overall network cost structure and might cause us to discontinue our stand-alone consumer grade services for new customers.

Sales, Marketing, General and Administrative Expenses

     We recorded sales, marketing, general and administrative expenses of $32,510 for the three months ended September 30, 2003, a decrease of $8,663, or 21.0%, over sales, marketing, general and administrative expenses of $41,173 recorded for the three months ended September 30, 2002. We recorded sales, marketing, general and administrative expenses of $102,189 for the nine months ended September 30, 2003, a decrease of $10,021, or 8.9%, over sales, marketing, general and administrative expenses of $112,210 recorded for the nine months ended September 30, 2002. Sales, marketing, general and administrative expenses consist primarily of salaries and related expenses and our promotional and advertising expenses. For the three months ended September 30, 2003 and 2002, sales, marketing, general and administrative expenses were comprised of $2,820 and $2,505, respectively, from our CSP business segment, $6,710 and $15,189, respectively, from our CBS business segment and $22,980 and $23,479, respectively, from our Corporate Operations. For the nine months ended September 30, 2003 and 2002, sales, marketing, general and administrative expenses were comprised of $8,301 and $7,884 from our CSP business segment, respectively, $22,764 and $30,720 from our CBS business segment, respectively, and $71,124 and $73,606 from our Corporate Operations, respectively.

     The decrease in sales, marketing, general and administrative expenses for the three months and nine months ended September 30, 2003 is primarily attributable to a reduction in our workforce and lower advertising and marketing expenses. The decrease in sales, marketing, general and administrative expenses was offset by additional expenses of $1,400 attributable to migration expenses associated with the Qwest customer list acquisition. For the nine months ended September 30, 2003, the decrease in sales, marketing, general and administrative expenses was partially offset by charges of $1,237 for additional stock-based compensation and $3,800 for the potential applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods. We expect sales, marketing, general and administrative expense levels to increase in the near future as we continue our marketing efforts. However, if the traditional telephone companies increase the cost or reduce the availability of line-shared services as a result of the FCC’s decision in the Triennial Review, our sales, marketing, general and administrative expense levels may be curtailed as an element of a new business structure.

Total Operating Expenses

     Total operating expenses, which include network and product costs, sales, marketing, general and administrative expenses, provision for bad debts or bad debt recoveries, depreciation and amortization expenses, and litigation-related expenses were $124,383 and $368,212, respectively, for the three and nine months ended September 30, 2003, a decrease of $23,687, or 15.9%, and $75,155, or 16.9%, over operating expenses of $148,070 and $443,367, respectively, for the three and nine months ended September 30, 2002. Operating expenses for the three months ended September 30, 2003 and 2002 were comprised of $48,868 and $43,422, respectively, from our CSP business segment, $29,742 and $30,524, respectively, from our CBS business segment and $45,773 and $74,124, respectively, from our corporate operations. For the nine months ended September 30, 2003 and 2002, operating expenses were comprised of $138,274 and $141,849, respectively, from our CSP business segment, $81,218 and $82,592, respectively, from our CBS business segment and $148,720 and $218,926, respectively, from our corporate operations.

Provision for Bad Debts (Bad Debt Recoveries), Net

     We recorded net bad debt expenses (recoveries) of $(8) and $(1,731) for the three months ended September 30, 2003 and 2002, respectively. Bad debt expenses (recoveries) were (0.0)% and (1.8)% of net revenues for the three months ended September 30, 2003 and 2002, respectively. We recorded net bad debt expenses (recoveries) of $26 and $312 for the nine months ended September 30, 2003 and 2002, respectively. Bad debt expenses (recoveries) were 0.0% and 0.0% of net revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase from 2002 to 2003, for the three months ended September 30, resulted from a bad debt recovery of $2,491 recognized during the three months ended September 30, 2002 as a result of developments in the bankruptcy proceedings of one of our customers.

Depreciation and Amortization

     We recorded depreciation and amortization expense for property and equipment in the amount of $13,054 for the three months ended September 30, 2003, a decrease of $20,444, or 61.0%, from depreciation and amortization expense for property and equipment of $33,498 for the three months ended September 30, 2002. We recorded depreciation and amortization expense for property and equipment in the amount of $41,399 for the nine months ended September 30, 2003, a decrease of $51,483, or 55.4% from depreciation and amortization expense for property and equipment of $92,882 for the nine months ended September 30, 2002. The decrease from 2002 to 2003 was due principally to asset retirements and certain assets becoming fully depreciated during 2002 and 2003. Although our capital expenditures will be less in the near future than historical amounts, we expect depreciation and amortization to increase in the future because we anticipate that our depreciation and amortization on new capital expenditures will offset the declining depreciation on our current property and equipment base. At this time we are not planning any significant expansion of our network so we expect that near term capital expenditures will be mostly limited to adding capacity to our network to support new users.

     Amortization of intangible assets was $4,775 for the three months ended September 30, 2003, representing an increase of $1,075, or 29.0%, over the amortization of intangible assets of $3,700 for the three months ended September 30, 2002. Amortization of intangible assets was $12,795 for the nine months ended September 30, 2003, representing an increase of $1,805, or 16.4%, over the amortization of intangible assets of $10,990 for the nine months ended September 30, 2002. The increase from 2002 to 2003 resulted from network expansion and augmentation of our network during the latter portion of 2002 and the nine months ended September 30, 2003, which increased collocation fee expenditures and related amortization expenses. We did not incur significant capital expenditures for property and equipment in connection with this expansion.

     As explained above, we do not allocate depreciation and amortization expense to our business segments.

Reductions in Force

     During the nine months ended September 30, 2003, we reduced our workforce by approximately 113 employees, which represented approximately 10.3% of our workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. None of these reductions occurred during the three months ended September 30, 2003.

     In connection with the reductions in force, we recorded a charge to operations for the nine months ended September 30, 2003 of $1,235 relating to employee severance benefits. For the nine months ended September 30, 2003, $242 of these expenses were charged to network and product costs and the remaining $993 were charged to sales, marketing, general and administrative expenses. We paid $147 and $1,235 in severance benefits during the three and nine months ended September 30, 2003. The expenses associated with these reductions in force were $103 related to our Covad Strategic Partnerships business segment and $349 related to our Covad Broadband Solutions business segment. The remaining expenses of $783 associated with these reductions in force were related to our Corporate Operations.

Litigation-related Expenses

     We recorded charges (credits) to litigation-related expenses of $1,884 and $(9,029) for the three and nine months ended September 30, 2002. The charges (credits) represent the non-cash adjustments for the change in value of the 6,495,844 shares of common stock that will ultimately be distributed pursuant to the Memorandum of Understanding (“MOU”) described in Note 8 to our condensed consolidated financial statements and in “Part II, Item 1, Legal Proceedings.” We did not recognize similar charges (credits) for the three and nine months ended September 30, 2003.

Net Interest Income (Expense)

     Net interest income (expense) was $(928) and $(2,411) for the three and nine months ended September 30, 2003, respectively, and $184 and $(53) for the three and nine months ended September 30, 2002, respectively. Net interest income (expense) in 2003 and 2002 consisted principally of interest expense on our 11% long-term note payable to SBC Communications Inc. (“SBC”), less interest income earned on our cash, cash equivalent and short-term investment balances. We expect future net interest expense to be limited to accrued interest on our note payable to SBC offset by interest earned on cash, cash equivalent and short-term investment balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

Investment Losses

     We recorded losses and write-downs on investments for the three months ended September 30, 2003 in the amount of $621. This included an impairment write-down of an equity investment of $538 and our equity in the losses of unconsolidated affiliates of $83. We recorded losses and write-downs on investments for the nine months ended September 30, 2003 in the amount of $1,026. This included an impairment write-down of an equity investment of $747 and our equity in the losses of unconsolidated affiliates of $279.

     We recorded net losses on investments for the three months ended September 30, 2002 in the amount of $101 as a result of our equity in the losses of unconsolidated affiliates. For the nine months ended September 30, 2002, we recorded losses and write-downs on investments for the nine months ended September 30, 2002 in the amount of $1,357. This included a net realized loss on the sale of certain investments in unconsolidated affiliates of $636, our equity in the losses of unconsolidated affiliates of $704 and a net realized loss on short-term investments of $17.

Income Taxes

     Because we incurred operating losses during all periods presented, we made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our systems, the purchase of telecommunications equipment and the design, development and maintenance of our networks. Capital expenditures were $18,824 and $41,421 for the three and nine months ended September 30, 2003, respectively. We expect that in future periods our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be lower than the historical amounts. However, if we continue to add end-users to our network then the capital expenditures related to the addition of these end users in our existing regions will increase proportionately in relation to the number of new end users.

     From our inception through September 30, 2003, we financed our operations primarily through private placements of $220,600 of equity securities, $1,282,000 in net proceeds raised from the issuance of notes (including our agreement with SBC for a $50,000 note payable), a $75,000 collateralized deposit and $719,000 in net proceeds raised from public equity offerings. As of September 30, 2003, we had an accumulated deficit of $1,616,488 and unrestricted cash, cash equivalents and short-term investments of $134,795. In addition, we had stockholders’ equity as of September 30, 2003 of $4,177.

     Net cash used in our operating activities was $35,824 for the nine months ended September 30, 2003. The net cash used in our operating activities during this period was primarily due to the net loss of $87,152, partially offset by depreciation and amortization charges of $54,194 and net usage of cash from changes in our current assets and liabilities.

     Net cash provided by our investing activities was $2,410 for the nine months ended September 30, 2003. The net cash provided by our investing activities during this period was primarily due to maturities of short-term investments of $155,644, offset by purchases of short-term investments of $113,486 and capital expenditures of $41,421.

     Net cash provided by our financing activities was $5,038 for the nine months ended September 30, 2003. The net cash provided by our financing activities during this period was due to proceeds from the issuance of common stock of $5,172, offset by principal payments under capital lease obligations of $134.

     As of September 30, 2003, we had $68,115 in unrestricted cash and cash equivalents, and $66,680 in unrestricted short-term investments. We expect to experience negative cash flow from operating and investing activities at least into 2004 due to the cost of maintaining our network, continued development of new services and the addition of new end-users. Our future cash requirements for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

•	the effect of the FCC’s Triennial Review order, our continuing ability to access line-shared telephone wires and our ability to obtain access to the traditional telephone companies’ remote terminals, all at reasonable prices;

•	the rate at which wholesalers and end-users purchase and pay for our services and the pricing of such services;

•	the financial condition of our customers;

•	the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	the rate at which we invest in engineering, development and intellectual property with respect to existing and future technology;

•	the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	the number of regions entered, the timing of entry and services offered.

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

     Our 2003 business plan includes discretionary spending that is based on several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, we will curtail this discretionary spending so that we can continue as a going concern at least through December 31, 2003 using only our unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2002. On August 21, 2003, the FCC issued its order in the Triennial Review of its rules for network unbundling obligations of Incumbent Local Exchange Carriers. Among other things, that order will phase-out the FCC rule requiring line-sharing over a three-year period. The ultimate impact of the Triennial Review order on our business, which relies on line-sharing to serve our consumer end-users, will depend on our ability to negotiate fair and reasonable prices substantially lower than the whole loop cost that will ultimately be permitted under the FCC’s rules. We do not believe the FCC’s revised unbundling rules will have a material adverse effect on our ability to continue as a going concern at least through December 31, 2003, but our operating results and financial condition may be adversely affected over time if the new rules result in substantially higher prices for access to the ILECs’ telephone lines.

     We have in the past described our expectation of attaining cash flow sufficiency from our operating activities in mid-2004. Subsequent to our announcement of these expectations the FCC announced the results of its Triennial Review and on August 21, 2003, issued its order. The order may impact our cash flow from operations and the manner in which we progress towards cash flow sufficiency. In particular, our ability to continue to sell stand-alone consumer-grade services to new customers will likely depend on our ability to negotiate with the telephone companies fair and reasonable prices for line-shared services that are substantially lower than the cost of a separate line. If we cannot reach reasonable terms with the telephone companies, we may be unable to sell stand-alone consumer-grade services to new customers. In that event, we would be required to, and we believe we can, adjust our business plan so that we can still reach cash flow sufficiency in mid-2004. However, in this event, our growth could be impaired because of our reduced access to the consumer market.

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

•	Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business. For example, the FCC only recently issued its order in the Triennial Review, and we may be adversely affected by the manner in which the FCC implements that decision. In addition, portions of the Triennial Review order are the subject of legal challenges by us, the traditional telephone companies and other competitive telephone companies.

•	Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes.

•	Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

•	The traditional telephone companies are not required to provide us with access to packet-switching sections of the ILECs’ fiber-fed telephone network, which limits the addressable market for our services. We have no guaranties that we will obtain access to these fiber-fed lines at economically reasonable terms and, unless we have such access, additional deployment of fiber-fed lines by the ILECs will continue to reduce our addressable market.

•	Based on our agreements with AT&T, MCI and other competitive telephone companies, we recently began offering the ability to offer our services over a telephone line that is being used by a voice provider other than the traditional telephone company. However, we are experiencing operational challenges as we work with the traditional telephone companies to deploy this service. It is also unclear how quickly our resellers will increase the number of end-users that purchase these services.

•	We may need to raise additional capital under difficult financial market conditions in order to maintain our operations.

•	In order to become cash flow positive and to achieve profitability, we must add end-users to our network while minimizing the cost to expand our network infrastructure.

•	Our end-user disconnection rate increased significantly during the third quarter. If we do not reduce this rate it will continue to impair our revenue and end-user growth.

•	Our competitors have recently introduced lower prices for their competing services. These reduced prices are likely to reduce the margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

•	Our internal controls need to be improved.

•	We depend on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

•	Some of our wholesalers are facing financial difficulties, which makes it more difficult to predict our revenues.

•	Our direct sales to end-users poses operational challenges and the perceived threat may cause our resellers to place fewer orders with us or may cause us to lose resellers.

•	The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

•	The broadband communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use.

•	A system failure could delay or interrupt service to our customers, which could reduce demand for our services.

•	Our network security still needs to be improved and a breach of network security could delay or interrupt service to our customers, which could reduce demand for our services.

•	If we are not able to electronically interface with the traditional phone companies to order services, our costs will increase.

•	Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations.

•	We depend on a limited number of third parties for equipment supply, service and installation.

•	Our business is difficult to evaluate because we have a limited operating history.

•	We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

•	The unpredictability of our revenues, along with other factors, may cause the price of our common stock to fluctuate and could cause it to decline.

•	Future sales or issuances of our common stock may depress our stock price.

•	Anti-takeover effects of certain charter and bylaw provisions, Delaware law, our indebtedness, our Stockholder Protection Rights Plan and our change in control severance arrangements could prevent a change in our control, which could inhibit your ability to receive a premium for your shares.

•	We must comply with federal, state and local tax and other surcharges on our service, the levels of which are uncertain.

•	We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations.

•	Our intellectual property protection may be inadequate to protect our proprietary rights.

Forward-Looking Statements

     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	the impact of the FCC’s decision in the Triennial Review and our ability to obtain access to line-sharing at rates that allow us to sell consumer-grade services to new customers;

•	expectations regarding the continuing deployment of local voice services by providers other than the traditional telephone companies and our ability to bundle our data services with the voice services of these alternative providers;

•	expectations regarding our ability to become cash-flow positive;

•	expectations regarding the extent to which customers purchase our services;

•	expectations regarding our relationships with our strategic partners and other potential third parties;

•	expectations as to pricing for our services in the future;

•	expectations regarding our margins on our service offerings;

•	the possibility that we will increase our revenues;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including expectations regarding when we anticipate operating on a cash flow positive basis, the adequacy of our cash reserves, our monthly cash burn rate and the number of installed lines;

•	plans to develop and commercialize value-added services;

•	our anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	the effect of regulatory changes;

•	the effect of litigation currently pending; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.

     These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

•	adapt our business plan in response to further developments resulting from the FCC’s Triennial Review order;

•	collect receivables from customers;

•	retain end-users that are served by customers facing financial difficulties;

•	generate customer demand for our services;

•	successfully defend our company against litigation;

•	successfully reduce our operating costs and overhead while continuing to provide good customer service;

•	successfully continue to increase the number of business-grade lines we sell;

•	achieve favorable pricing for our services;

•	respond to increasing competition;

•	manage growth of our operations; and

•	access regions and negotiate suitable interconnection agreements with the traditional telephone companies in the areas where we provide service, all in a timely manner, at reasonable costs and on satisfactory terms that provide us with access to line-sharing and remote terminals.

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

Item 3. Market Risk

Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of September 30, 2003 is fixed-rate debt.

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

     As of September 30, 2003, there were approximately $8,494 in unresolved claims related to our Chapter 11 bankruptcy proceedings. As of September 30, 2003, we have recorded $7,532 for these unresolved claims in our condensed consolidated balance sheet. However, it is reasonably possible that our unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in our condensed consolidated balance sheet.

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

     In June 2002, Dhruv Khanna was relieved of his duties as our General Counsel and Secretary. Shortly thereafter, Mr. Khanna alleged that, over a period of years, certain current and former directors and officers had breached their fiduciary duties to the Company by engaging in or approving actions that constituted waste and self-dealing, that certain current and former directors and officers had provided false representations to our auditors and that he had been relieved of his duties in retaliation for his being a purported whistleblower and because of racial or national origin discrimination. He threatened to file a shareholder derivative action against those current and former directors and officers, as well as a wrongful termination lawsuit. Mr. Khanna was placed on paid leave while his allegations were being investigated.

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

     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative action against our current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. In this action Mr. Khanna seeks recovery on behalf of the company from the individual defendants for their purported breach of fiduciary duty. Mr. Khanna also seeks to invalidate our election of directors in 2002 and 2003 because he claims that our proxy statements were misleading. While we believe the contentions of Mr. Khanna referred to above are without merit, and the company and its directors will vigorously defend themselves, we are unable to predict the outcome of this lawsuit.

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

Item 2. Changes in Securities and Use of Proceeds

     On July 3, 2003, we issued 10,000 shares of our common stock to an industry organization in exchange for their services. These shares were issued in a private placement under Section 4(2) of the Securities Exchange Act of 1933.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On August 14, 2003, we held our Annual Meeting of Stockholders. Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

	Votes	Votes	Votes	Votes	Broker
	For	Against	Abstained	Withheld	Non-Votes

1. Election of Class I directors to serve on our Board of Directors for a term to expire at the third succeeding annual meeting (expected to be the 2006 annual meeting) and until their successor are elected and qualified

Larry Irving	202,585,421	—	—	8,938,496	—
Richard A. Jalkut	202,767,064	—	—	8,756,853	—
Daniel C. Lynch	200,885,736	—	—	10,638,181	—
2. Proposal to approve Covad’s 2003 Employee Stock Purchase Plan	40,073,488	17,584,646	480,984	—	153,384,799
3. Proposal to ratify Ernst & Young LLP as independent auditors of the Company for 2003 fiscal year	201,427,136	9,726,513	370,268	—	—

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     a.     Exhibits:

Exhibit
Number	Description

10.40	General Release of All Claims executed by Anjali Joshi

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC

     b.     Reports on Form 8-K

     On July 17, 2003, we furnished a current report on Form 8-K, pursuant to Item 12 thereof, attaching a copy of a press release dated July 16, 2003*.

     On July 31, 2003, we furnished a current report on Form 8-K, pursuant to Item 12 thereof, attaching a copy of a press release dated July 31, 2003*.

     *     These reports shall not by this reference be, or be deemed to have been, filed with the Securities and Exchange Commission under the Securities Act of 1933, the Securities Exchange Act of 1934, or otherwise.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman
President, Chief Executive
Officer and Director

Date: October 24, 2003

	By:	/s/ MARK A. RICHMAN

Mark A. Richman
Executive Vice President and
Chief Financial Officer

Date: October 24, 2003

Exhibit
Number	Description

10.40	General Release of All Claims executed by Anjali Joshi

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.