Form 10-K
period 2003-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2004-02-27
CIK 1043769

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to
Commission file number 000-25271

COVAD COMMUNICATIONS GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0461529 (I.R.S. Employer Identification No.)

110 Rio Robles, San Jose, California 95134

Registrant’s telephone number, including area code:
(408) 952-6400

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2003 as reported on the OTC Bulletin Board, was approximately $226.1 million. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of February 10, 2004, there were 230,606,167 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

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

(All dollar amounts are presented in thousands, except per share amounts)

Overview

     We are a leading provider of high-speed Internet connectivity and related communications services. Our services include a range of high-speed, high-capacity, or broadband, Internet access connectivity and related services using digital subscriber line, or DSL, T-1, Virtual Private Network, or VPN, and Firewall technologies. With over 1,800 collocation facilities, we believe we have the largest contiguous national broadband network. We provide services throughout the United States in 96 metropolitan statistical areas, or MSAs. We also plan to add approximately 200 new collocation facilities to our network in 2004, which will expand our coverage to 109 MSAs, passing more than 50 million homes and businesses. As of December 31, 2003, we had approximately 517,000 DSL and other high-speed lines in service.

     We sell services indirectly through resellers, as well as directly through Covad.net, our direct sales channel. The majority of our sales are generated by approximately 300 resellers, including AT&T Corporation, or AT&T, America Online, Inc., or AOL, SBC Communications, or SBC, XO Communications, Inc., EarthLink, Inc., Sprint Corporation, MCI WorldCom, or MCI, Inc., MegaPath Networks, and Speakeasy.net. Our business is currently undergoing a transition in which sales of stand-alone DSL services by our reseller partners have slowed, and we continue to experience higher churn among our existing stand-alone DSL customers, due to competitive pricing pressures and other factors. As a result, our business strategy is increasingly focused on sales to wholesale customers who sell a bundle that combines our high-speed data service with their voice services. This transition presents a substantial business opportunity for us to join with our voice provider partners to provide bundled product offerings nationwide. While we believe that the company is favorably positioned to take advantage of this opportunity, the amount and growth rate of sales of these bundled products by our resellers are inherently difficult to predict, and we cannot predict how rapidly, or whether, the growth of these products will offset declines in sales of our products as a stand-alone DSL offering.

     Covad.net ended 2003 with approximately 72,000 DSL lines in service, up from 43,000 lines at the end of the previous year. Covad.net sells unbundled DSL products and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and our website. Covad.net focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. Covad.net also provides dial-up Internet access services to approximately 37,000 subscribers as of December 31, 2003.

     We managed the Company in 2003 in two strategic business units. Covad Strategic Partnerships (“CSP”) focuses on delivering services to enterprise, corporate, small business, small office/home office (“SoHo”) and consumer customers primarily through wholesale relationships with large Internet service providers (“ISPs”), telecommunications carriers and other large resellers. Covad Broadband Solutions (“CBS”) focuses on small business and SoHo markets by selling services directly to end-users as well as through independent authorized sales agents, small ISPs and resellers.

     Beginning in January 2004, we realigned our business and no longer maintain CSP and CBS as separate business units. We believe this realignment will lead to more efficient product development, sales and marketing because we will no longer have two separate groups providing these functions. In connection with this realignment, David McMorrow, previously our Senior Vice President, Corporate Development, was appointed Executive Vice President, Sales, Andy Lockwood, previously our Executive Vice President and General Manager for CSP, was appointed Executive Vice President, Market Development and Patrick Bennett, previously our Executive Vice President and General Manager for CBS, was appointed Executive Vice President and will oversee our product development and management, including our deployment of voice over Internet Protocol.

     We were originally incorporated in California as Covad Communications Company in October 1996. In July 1997, we were incorporated in Delaware as Covad Communications Group, Inc., a holding company that conducts substantially all of its business through its operating subsidiaries. We introduced our services commercially in December 1997 in the San Francisco Bay Area.

     On August 15, 2001, Covad Communications Group, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code for the purpose of confirming a pre-negotiated plan of reorganization with the majority holders of our debt. On December 20, 2001, the plan of reorganization was consummated. This plan of reorganization retired approximately $1.4 billion in aggregate face amount of outstanding notes. For additional information on our plan of reorganization, see Note 3 “Reorganization Under Bankruptcy Proceedings” of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     We were delisted from the Nasdaq National Market on July 20, 2001 and our common stock currently trades on NASDAQ’s “OTC Bulletin Board.”

2003 FCC Triennial Review

     On August 21, 2003, the Federal Communication Commission, or FCC, issued its order in the Triennial Review. This order is a significant development for us for a number of reasons, the most important of which we believe to be as follows:

•	The FCC is phasing out its rule requiring line-sharing over a three-year period. Line-sharing currently allows us to provision services using asymmetric DSL, or ADSL, technology over the same telephone line that the local telephone company is using to provide voice services. The phase-out period will be handled in the following manner:

°	Our 235,800 line-shared customers as of October 2, 2003 will be grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $137,149, or 35.3%, of our revenues for the year ended December 31, 2003.

°	We can only acquire new line-shared customers at regulated rates until October 2, 2004. For customers acquired during this period, the FCC-mandated maximum price for the high-frequency portion of the phone line will be 25% of the cost of a separate phone line during the first year, 50% during the second year and 75% during the third year. After the third year, we will be required to transition these customers to new arrangements.

°	Beginning on October 3, 2004, we cannot acquire new line-shared customers unless we reach agreements with the local telephone companies that provide us with continued access to line-sharing or obtain favorable regulatory rulings from the FCC or state regulators. In the event that we do not reach these agreements or obtain such rulings, we will be required to purchase a separate telephone line in order to provide services to an end-user. If this occurs we may stop selling stand-alone consumer grade services to new customers, because the cost of a separate telephone line is significantly higher than what we currently pay for a shared line. Our inability to acquire new line-shared customers would slow our growth and could require us to significantly change our business plan

•	The local telephone companies are not required to allow us to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless we reach agreements with the local telephone companies or obtain favorable regulatory rulings from the FCC or state regulators, we will continue to be unable to provide our most commonly-used services to end-users served by fiber-fed lines. Our inability to access fiber-fed packet-switching functions is significant for our business because it preserves a substantial limit on the addressable market for our DSL services, thereby limiting our growth. In addition, the local telephone companies are increasing their deployment of fiber-fed remote terminal architectures.

•	The local telephone companies can petition the various state utility commissions for authority to stop providing data transport between the phone companies’ central offices as an unbundled network element on routes that have sufficient competitive alternatives to telephone company data transport services. We currently purchase this interoffice transport from the traditional phone companies in order to carry traffic over our network. It is unclear whether any state commissions will grant these requests, or whether such requests will be granted on routes that impact us. The removal of any of these transport links from the list of available network elements could increase the price we pay for such connectivity.

•	Companies that compete with the local telephone companies continue to have access to the local telephone companies’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platforms, or UNE-P, so long as the state public utilities commissions deem it appropriate under the standards specified by the FCC. Under this arrangement these competitive telecommunications companies like AT&T and MCI purchase phone lines in order to provide voice and data services. The continued existence of the UNE-P platform allows us to bundle our data services with the voice services of these competitive telecommunications providers through line-splitting arrangements.

     In its Triennial Review order, the FCC also concluded that October 2, 2003 is the trigger date for “change of law” provisions in our interconnection agreements with the various traditional phone companies. These agreements contain the prices and other terms for the telephone lines that we purchase from these traditional telephone companies. Each of the traditional telephone companies has informed us that they want to change the line-sharing terms and conditions of their agreements with us. We are negotiating these agreements, but if we are unable to reach agreements we will attempt to resolve our disputes in arbitrations before the state public utility commissions.

     The Triennial Review order is being appealed and any or all of the forgoing aspects of the order are subject to reversal or modification as a result of appellate rulings or further proceedings at the FCC. The direction and success of our business strategy could be substantially affected by changes in any of the critical elements of the order, which creates substantial uncertainty for our prospects.

Industry Background

     DSL technology first emerged in the 1990’s and is commercially available today to address performance bottlenecks of the public switched telephone network. DSL equipment, when deployed at each end of standard copper telephone lines, increases the data carrying capacity of copper telephone lines from analog modem speeds of up to 56.6 kilobits per second, for the fastest consumer modems, and Integrated Services Digital Network, or ISDN, speeds of up to 128 kilobits per second to DSL speeds of up to 8 megabits per second downstream and up to 1.5 megabits per second upstream, depending on the length and condition of the copper line.

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

Our Service Offerings

     We offer eleven business-grade services, two consumer grade services, two managed security services, email and hosting services. Our business grade services are called TeleSpeed, TeleSoho, and TeleXtend, and our consumer-grade services are called TeleSurfer. Our direct sales channel also offers managed security services and VPN services under the TeleDefend brand, in addition to email and hosting services. In addition, resellers may purchase high-capacity network backhaul services from us to connect their facilities to our network, the Internet and to provide direct technical support for their end-users.

     The specific number of potential end-users who qualify for service will vary by central office and by region and will be affected by line quality and distance. Prices for our end-user services vary depending on the performance level of the service and the underlying technology used to deliver the service. Our prices also vary for high volume customers that are eligible for volume discounts. See “Item 1. Business—Risk Factors—We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow” for a discussion of some of the risks associated with our ability to sustain current price levels in the future.

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

TeleSoho

     Our TeleSoho service was introduced in September 2001. We designed this service for the Small Office/Home Office, or SoHo, customer segment, with merged features from our consumer and business services. The service is asymmetric, offering speeds up to 6.0 megabits per second downstream and up to 768 kilobits per second upstream, and can be delivered to customers using a self or professional installation. TeleSoho is provisioned with an ADSL router capable of supporting up to four end-users and can support one fixed Internet Protocol address.

TeleXtend

     Our TeleXtend services were introduced in November 2001. These services allow end-users to connect to our network equipment in their local central office over a T1 line. TeleXtend services are not limited by distance from the servicing central office. As of December 31, 2003, TeleXtend services were available in 1,519 of our central offices.

TeleSurfer

     Our TeleSurfer service was introduced in April 1999 and is designed for consumers. This service is asymmetric, offering speeds up to 1.5 megabits per second downstream and up to 256 kilobits per second upstream. We generally deliver this service to customers using self installation over a line-shared or line-split loop. Line-sharing, line-splitting and self-installations reduce the monthly recurring cost and the up-front cost for installation of the service.

Asynchronous Transfer Mode, or ATM, Network Services

     We also provide DS3 and OC3 circuit backhaul services from our regional network to a reseller’s site. This service aggregates data traffic from individual end-users in a metropolitan statistical area and transmits the packet information to the customer over a single high-capacity interconnection. The service utilizes ATM protocol that operates at up to 45 megabits per second for DS3 circuits and up to 155 megabits per second for OC3 circuits.

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

Value-Added Services

     In addition to access services, we offer three suites of value-added services to end-users that purchase our service directly from us. These services include:

     TeleDefend. This service is designed to meet the security and private networking needs of small to medium-size businesses. TeleDefend is a managed and monitored service. We currently offer two versions of TeleDefend – TeleDefend Firewall, which protects businesses with only one site, and TeleDefend VPN/Firewall, which allows businesses with multiple sites to communicate securely.

     Email and Web Hosting. In March 2003, we introduced our first suite of stand-alone email and web hosting services. These services will target small to medium-size businesses. These services will allow such companies to have a custom domain name, for example www.mybusiness.com, as well as business-class email and web hosting. All services will come with anti-spam and anti-virus protection and easy-to-use Web site building tools and templates.

     Voice over Internet Protocol. In February 2004, we announced plans to offer Voice over Internet Protocol, or VoIP, services to business and consumer customers. These services enable customers to use the Internet to make local and long distance phone calls instead of using the regular telephone network. We anticipate that we will introduce VoIP services in the second half of 2004.

Sales and Marketing

Wholesale

     We sell our wholesale services to Internet services providers, telecommunications carriers and other resellers. These resellers purchase our services on a wholesale basis and sell these services under their own brand. We had over 300 resellers as of December 31, 2003. For the year ended December 31, 2003, our 30 largest resellers collectively comprised 93.3% of our total wholesale net revenues and 71.6% of our total net revenues. For the year ended December 31, 2003, EarthLink and AT&T, two of our resellers, accounted for 21.5% and 12.5%, respectively, of our total net revenues. As of December 31, 2003, we had approximately 445,000 end-users purchasing services through our resellers.

     We offer our resellers a range of DSL and T1 services that they in turn offer their business and consumer end-users. They can either combine our DSL and T1 lines with their own Internet access services under their own brand or purchase our lines and Internet access services and resell the combination to their customers. Our agreements with our resellers generally have terms of one year and are nonexclusive. We generally do not require these resellers to generate a minimum number of end-users, but we grant volume discounts based on subscriber volume.

     We believe that strategic partners like EarthLink, Inc., SBC, AOL, AT&T and Sprint will increase the revenues we derive from the broadband market in the enterprise, small and medium-size businesses, SoHo and consumer segments more rapidly and profitably than we could if we limited ourselves to direct sales. Given the cost of customer acquisition in the DSL market, leveraging the brand of our partners, their customer bases, and embedded direct and indirect sales channels offers us an attractive opportunity.

     We provide these strategic partners with a dedicated sales and marketing organization. We work jointly with our partners to develop and fund marketing programs that are specific to their target markets, product offerings and sales objectives. We work to improve the cost of acquisition by assisting these partners with direct marketing, promotions, and incentive programs.

Direct

     We also sell our services directly to end-users. We sell a suite of enhanced services directly to end-users in certain markets by using a direct sales force, telephone sales, Web sales and a variety of third parties as referral resources. Our approach to this market is to combine our high quality national network with other features to deliver value added services to small offices, home offices and small and medium size businesses. As of December 31, 2003, we had approximately 72,000 end-users purchasing services directly from us.

     Our marketing programs and communications to small businesses are designed to increase brand awareness and encourage potential customers to contact our telesales center or visit our Web site. Our marketing campaigns are national in scope, are supported by offers that encourage potential customers to purchase our services, and employ a wide variety of media, including on-line advertisements, direct mail, radio and print. In addition, we employ outbound telesales to follow up on leads generated from the marketing campaigns.

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

     Our Alliance Network sales channel is composed of sales agents and referral partners that receive commissions in exchange for referring a customer to Covad.net. The sales agents and referral partners are Value Added Resellers, or VARs, and telecom specialists that typically provide information technology, telecommunications, and networking services and products to business customers. By being part of the Covad Alliance Network, our partners are able to complement their existing services and provide Covad broadband services to their customers.

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

Network Architecture and Technology

     We designed our network to provide the following attributes, which we believe are important requirements for our existing and potential customers:

     Consistent and Scalable Performance. We believe that public packet networks will eventually evolve to replace the analog modems currently deployed in the United States. As such, we designed our network for scalability and consistent performance to all users as the network grows. We have designed a nationwide network that is organized around our regional metropolitan areas and interconnected across the country.

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

     Flexibility. We have designed our network to be flexible in handling various types of network traffic, starting with data, but extending to real-time voice and video information in the future. This flexibility will allow us to carry not only value-added services such as voice over DSL, but will also allow us to control the prioritization of content delivery over our national network. We accomplish the prioritization and quality of service control using ATM technology, which allows us to support both non-real time and real time applications and provides fair allocation of bandwidth among customers.

     Network Operations Centers. Our entire network is managed from a network operations center located in the San Francisco Bay Area. We provide end-to-end network management using advanced network management tools on a 24x7 basis, which enhances our ability to address performance or connectivity issues before they affect the end-user experience. From the network operations center, we can monitor the equipment and circuits in our Internet access points, national backbone network, each metropolitan network, each central office, including Digital Subscriber Line Access Multiplexers, or DSLAMs, and potentially individual end-user lines, including the DSL modems.

     Nationwide Broadband Access and Internet Connectivity. We link each of our metropolitan areas together with leased high-speed private backbone network connections. Our Internet access points are strategically located at high-speed interconnection facilities across the country in order to increase the performance and decrease the latency of connections to the Internet for our customers. Many of our customers choose to use our network rather than developing their own national backbone.

     Private Metropolitan Network. We operate our own private metropolitan network in each region that we enter. The network consists of high-speed communications circuits that we lease to connect our hubs, our equipment in individual central offices, our Internet access points, and our resellers and direct customers with multiple locations. We have leased fiber optic networks using Synchronous Optical Network, or SONET, technology in two of our major metropolitan areas. These metropolitan networks operate at speeds of 45 megabits per second to 4.8 gigabits per second.

     Central Office Spaces. Through our interconnection agreements with the traditional telephone companies, we have secured space in every central office where we offer service. These central office spaces are designed to offer the same high reliability, availability and physical security as the traditional telephone company’s other central office space. We require access to these spaces for our equipment and for persons employed by or under contract with us. We place DSLAMs in our central office spaces to provide the high-speed DSL signals on each copper line to our end-users. As of December 31, 2003, we had more than 1,800 operational central offices. We also plan to add approximately 200 new collocation facilities to our network in 2004, which will expand our coverage to 109 MSAs.

     Telephone Lines. We lease the telephone lines running to end-users from the traditional telephone companies under terms specified in our interconnection agreements. We lease lines that, in many cases, must be specially conditioned by the traditional telephone companies to carry digital signals, usually at an additional charge relative to that for voice grade telephone wires. We also provide some of our services over telephone lines that already carry the voice service of a traditional telephone company. Based on the FCC’s Triennial Review, our continuing ability to use these line-shared telephone lines is dependent on our ability to enter into agreements with the traditional telephone companies or to obtain favorable regulatory rulings.

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

Competition

     The markets for business and consumer Internet access and network access services are intensely competitive, and we expect these markets will become increasingly competitive in the future. The principal bases of competition in our markets include (in no particular order):

•	price and performance;

•	discounted rates for bundles of services;

•	breadth of service availability;

•	reliability of service;

•	network security; and

•	ease of access and use.

     We face competition from traditional telephone companies, cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers.

     Traditional Telephone Companies. All of the largest traditional telephone companies in our target markets offer DSL services. As a result, the traditional telephone companies represent strong competition in all of our target service areas and we expect this competition to intensify. The traditional telephone companies have an established brand name and reputation for quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, own the telephone lines themselves and can bundle digital data services with their existing voice services to achieve economies of scale in serving their customers. Certain of the traditional telephone companies are aggressively pricing their consumer DSL services as low as $26.95 per month, placing pricing pressure on our consumer grade services. The traditional telephone companies are also able to offer consumer services through remote terminals, and the FCC’s Triennial Review order provides that the telephone companies are not required to provide us with access to remote terminals.

     Cable Modem Service Providers. Cable modem service providers such as Comcast Corp, Cox Communications, Time Warner, Inc. and Charter Communications are deploying high-speed Internet access services over hybrid fiber-coaxial cable networks. Hybrid fiber-coaxial cable is a combination of fiber optic and coaxial cable and has become the primary architecture utilized by cable operators in recent and ongoing upgrades of their systems. Where deployed, these networks provide similar and in some cases higher-speed Internet access than we provide.

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

     National Interexchange Carriers. Interexchange carriers, such as AT&T, Sprint, MCI, Qwest and Level 3 Communications, have deployed large-scale Internet access networks or ATM networks, sell connectivity to businesses and residential customers and have high brand recognition. In early 2001, AT&T and MCI purchased the

DSL networks of two of our former competitors. They also have interconnection agreements with many of the traditional telephone companies and a number of spaces in central offices from which they are currently offering or could begin to offer competitive DSL services. Many of these companies provide DSL-based services in competition with us. In addition, some of these companies, such as AT&T, Sprint, and MCI, are our resellers.

     Internet Service Providers. Internet service providers such as EarthLink, XO Communications and Speakeasy.net provide Internet access to residential and business customers, generally using a variety of telecommunications services such as T1, satellite, wireless, dial-up, ISDN and DSL services. These Internet service providers can and do compete with us in certain instances at the retail and wholesale levels. Many Internet service providers resell our competitors’ services and could even become competitive DSL service providers themselves.

     On-Line Service Providers. On-line service providers include companies such as AOL and MSN, a subsidiary of Microsoft Corp., that provide, over the Internet and through proprietary on-line services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access which enables the provision of digital services to a significant number of consumers. In addition, they provide Internet connectivity, ease-of-use and consistency of environment. Many of these on-line service providers have developed their own access networks for modem connections. AOL’s parent company, Time Warner, Inc., owns certain cable systems throughout the United States. Some of these systems offer cable modem service and AOL has deployed its Internet services over these networks.

     Wireless and Satellite Data Service Providers. Wireless and satellite data service providers continue to develop wireless and satellite-based Internet connectivity. We face competition from terrestrial wireless services including: third-generation wireless networks, two Gigahertz (“GHz”) and 28 GHz wireless cable systems, Multi-channel Microwave Distribution System, and Local Multi-channel Distribution System and 18 GHz, 39 GHz and 50 GHz point-to-point and point-to-multi-point microwave systems. Some of our resellers, such as MCI and XO Communications, hold many of these microwave licenses and are offering broadband data services over this spectrum. Other companies hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing. Third generation mobile, or 3G, or augmented second generation mobile, or 2.5G, systems are being deployed or are expected to be deployed in the near future by providers such as AT&T Wireless, Cingular Wireless, Sprint, Verizon and VoiceStream. These wireless services tend to have equal or slower speeds than DSL and are generally more expensive to deploy.

     We also may face competition from satellite-based systems. StarBand Communications Inc., Hughes Communications, provider of DirecTV and DirecPC, EchoStar Communications Corporation, Globalstar, Lockheed, Teledesic and others have either deployed or are planning to deploy satellite networks to provide broadband voice and data services. Such services could offer a competitive alternative to our DSL services and these providers may be able to sell services in areas where our DSL network does not currently reach.

Interconnection Agreements with Traditional Telephone Companies

     A critical aspect of our business is our interconnection agreements with the traditional telephone companies. These agreements cover a number of aspects including:

•	the price we pay to lease access, both for stand-alone lines and line-shared lines, to the traditional telephone company’s telephone lines;

•	the special conditioning the traditional telephone company provides on certain of these lines to enable the transmission of digital signals;

•	the price and terms of central office space for our equipment in the traditional telephone company’s central offices;

•	the price we pay and access we have to the traditional telephone company’s voice and data transport facilities;

•	the interfaces that we can use to place orders, report network problems and monitor the traditional telephone company’s response to our requests;

•	the dispute resolution process we use to resolve disagreements; and

•	the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of the traditional telephone company relationship.

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

     Many of our interconnection agreements have a term of three years. A party can request renegotiation of these agreements prior to the agreement’s expiration date if there is a change in law. In its Triennial Review order, the FCC also concluded that October 2, 2003 is the trigger date for these change of law provisions with respect to the services that are the subject of that order. Each of the traditional telephone companies has informed us that they want to change the line-sharing terms and conditions of their agreements with us. We are negotiating these agreements, but if we are unable to reach agreements we will attempt to resolve our disputes in arbitrations before the state public utility commissions. We will also have to renew these agreements when they expire. Although we expect to renew the interconnection agreements that require renewal and believe the 1996 Telecommunications Act limits the ability of traditional telephone companies not to renew such agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. Additionally, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. In the past, these disputes have delayed our deployment of our network. Such disputes have also adversely affected our service to our customers and our ability to enter into additional interconnection agreements with the traditional telephone companies in other states. Finally, the interconnection agreements are subject to state commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that hurts our business.

Government Regulation

     Overview. Our services are subject to a variety of federal regulations. With respect to certain activities and for certain purposes, we have submitted our operations to the jurisdiction of state and local authorities who may also assert more extensive jurisdiction over our facilities and services. The FCC has jurisdiction over our services and facilities to the extent that we provide interstate and international services. To the extent we provide identifiable intrastate services, our services and facilities are subject to state regulations. Rates for the services and network elements we purchase from the traditional local telephone companies are, in many cases, determined by the states, consistent with federal law. In addition, local municipal governments assert jurisdiction over our facilities and operations. The jurisdictional reach of the various federal, state and local authorities is uncertain because it is subject to ongoing controversy and judicial review.

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

     Please refer to the discussion in “2003 FCC Triennial Review” above regarding the FCC’s recently announced decision in the Triennial Review. This decision is a significant regulatory development for our business.

     The FCC has opened a rulemaking proceeding to explore the possibility of imposing additional regulations on providers of Voice over Internet Protocol, or VoIP, services. We plan to offer VoIP services by the end of 2004. VoIP services are not currently regulated by the FCC, which makes such service offerings generally free of the types of government regulation that apply to traditional voice services. If the FCC chose to adopt such regulations, it could impact our ability to offer new services in a cost-efficient manner.

     In February 2002, the FCC opened an inquiry into how its existing regulations impact the retail deployment of broadband services by the nation’s telephone companies. Although we do not believe that the outcome of this proceeding should impair our ability to purchase unbundled network elements, we anticipate that telephone companies will advocate for such an outcome. While we do not believe this advocacy should prevail, we cannot provide any assurance at this point.

     Aside from rulemaking proceedings, other actions by the FCC impact our business. The 1996 Telecommunications Act also allows the Regional Bell Operating Companies, or RBOCs, now BellSouth, Verizon, SBC and Qwest, to provide long distance services in their own local service regions upon a showing that the RBOC makes its own facilities available for interconnection and access to companies like us in accordance with the Act. Where appropriate, we were active in the RBOC long distance entry process to improve the access and interconnection terms we receive from the RBOCs. The FCC has completed this process and approved all RBOC applications filed to date, thereby granting the RBOCs authority to offer long distance services throughout the local service regions covered by these applications. Given the FCC’s grant of all RBOC applications, the RBOCs may have reduced incentives to provide us access to facilities and interconnection that we need to provide service.

     In addition, the 1996 Telecommunications Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. Since passage of the 1996 Act, traditional telephone company tariff filings at the FCC, including filings for DSL services, have been subjected to increasingly less regulatory review. In particular, without substantive review of the cost support for traditional telephone company DSL services, rates for those services may be below cost and may facilitate price squeezes, predatory pricing or other exclusionary strategies by traditional telephone companies that harm our business. In addition, the FCC is considering whether it should eliminate regulations that apply to the traditional telephone companies’ provision of services that are competitive with ours. The FCC subsequently granted limited relief from dominant regulation to SBC Communications, but has not yet acted to provide such relief to the other three RBOCs. We expect that any additional regulatory freedom granted to the traditional telephone companies will increase the competition we face from the traditional telephone companies’ services. In December 2001, the FCC sought comments on whether it should treat the DSL retail services of traditional telephone companies as “non-dominant” services. If the FCC declares such services non-dominant, the FCC might eliminate the tariff filings for DSL services, including the requirement that the telephone companies provide cost support for their pricing determinations. The elimination of the tariffing and cost imputation requirements would facilitate telephone company price squeezes and similar predatory conduct, which could raise the prices we pay for crucial inputs to our business. Although the FCC has not rendered a decision in this proceeding, the chance that the FCC will lift some or all of these safeguards is a risk to our ability to secure timely access to network elements at a sustainable price.

     Further, the 1996 Telecommunications Act provides the FCC with the authority to forbear from regulating entities such as us who are classified as “non-dominant” carriers. The FCC has exercised its forbearance authority. As a result, we are not obligated to obtain prior approval from the FCC for our interstate services or file tariffs for such services. We generally do not file tariffs for our interstate services. We provide our interstate services to our customers on the basis of contracts rather than tariffs. We believe that it is unlikely that the FCC will require us to file tariffs for our interstate services in the future. We are, however, required to comply with certain obligations that attach to all telecommunications carriers. For example, we are required to make payments into the Federal Universal Service Fund, or FUSF. The FUSF is a federal fund to support various programs that ensure the availability of telecommunications services to, for example, schools, libraries, hospitals, and in high-cost regions of the country. We are required to pay a percentage of our interstate and international telecommunications revenue to the FUSF, and we generally pass that percentage through to our customers. The amount we are required to pay into the FUSF varies depending on the breakdown between, for example, our telecommunications revenue and non-telecommunications, such as equipment sales and installation services, revenue. In addition, we are not required to pay into the FUSF for any information services revenue. The FCC has a proceeding underway to reexamine its FUSF contribution rules, and the FCC and its FUSF collection agent periodically change the rules related to those contributions, including the percentage and time period of interstate telecommunications revenue that a carrier must contribute to the FUSF. To the extent those rules are changed, or interpretation of those rules results in an increase in the FUSF contributions that we must make, we may be subject to increased liability for payments beyond what we have already contributed.

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

     The extent to which new services such as VoIP will be subject to state regulation is an unsettled area of law. Some states have claimed authority to regulate VoIP as a “telecommunications service.” We believe that such services are not subject to such regulation, but if the FCC or the courts determine otherwise, we may be required to comply with additional regulatory requirements for this service.

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

     The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which communications companies operate in the United States. In particular, in the 107th Congress the United States House of Representatives approved H.R. 1542, principally sponsored by Congressmen Tauzin (R-LA)

and Dingell (D-MI). This bill contained several provisions that, if enacted into law, would have posed an obstacle to the expansion of our business. Specifically, H.R. 1542 would have permitted the RBOCs to enter the long distance data market without first satisfying the market-opening provisions of the 1996 Act, including the obligations to provide nondiscriminatory access to unbundled network elements. The 107th Congress adjourned in 2002 without any Senate action on the bill, and no similar bill was introduced in the 108th Congress. The traditional telephone companies have also proposed similar legislation in several state legislatures and some states legislatures have approved these proposals. It would be reasonable to expect that the traditional phone companies will introduce additional state and/or federal legislation that, if enacted into law, would adversely affect our business.

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

     Currently we have thirteen patents granted and a number of patent applications pending. We intend to seek additional patent protection for our systems and services to the extent possible. These patents may not be issued to us. Even if they are issued, they may not protect our intellectual property from competition. Competitors may design around or seek to invalidate these patents.

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

     A manufacturer of telecommunications hardware named “COVID” has filed an opposition to our trademark application for the mark “COVAD and design.” Covid is also seeking to cancel our trademark registration for the “Covad” name. We do not believe that these challenges to our trademark application and granted trademark have merit. However, these proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the “COVAD” name.

Employees

     As of December 31, 2003, we had approximately 1,100 employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing, legal, finance, human resources and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing, legal and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

Available Information

     We make available free of charge on or through our Internet address located at www.covad.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents to stockholders upon request. Requests should be sent to Covad Communications Group, 110 Rio Robles, San Jose, California, 95134, ATTN: Investor Relations.

Risk Factors

Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

     Our services are subject to federal, state and local government regulations. In particular, the company and its resellers are dependent on certain provisions of the 1996 Telecommunications Act to procure certain facilities and services from the traditional telephone companies that are necessary to provide services. As a result, our business is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from state public utility commissions.

     For instance, on August 21, 2003, the Federal Communications Commission, or FCC, issued its order in the Triennial Review, which made substantial changes to the regulatory environment in which we operate. We may be unable to adapt to the changed regulatory environment, in its current form, or to future changes, whether resulting from this order or from subsequent action by the courts, the FCC or other regulatory authorities. As a result of the Triennial Review order, in its current form, we may be unable to acquire access to the high-frequency portion of the phone line for new line-shared customers at commercially reasonable rates. Such a circumstance may cause us to stop selling stand-alone consumer grade services to new customers, resulting in a slowing of the growth or decline of our revenue and potentially requiring us to significantly change our business plan. Similarly, we may be unable acquire access at commercially reasonable rates to the packet-switching functions of fiber-fed telephone lines necessary to provide our most commonly-used DSL services for some potential customers. Such a circumstance would limit the addressable market for our services, thereby limiting the growth of our revenues. If state public utilities commissions reduce our access to, or increase prices for, the unbundled network elements over which they have authority under the Triennial Review order, our costs are likely to increase and we may be unable to profitably offer some of our services to affected customers. Modifications of the order as a result of appellate review or further FCC proceedings could also have a material adverse effect on the ability of our resellers to offer bundles that combine our data services with their voice services, which is an important element of the company’s current business strategy. Such modifications could also result in changes that we cannot currently anticipate that could adversely affect our operations.

Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes.

     Traditional telephone companies provide the unbundled DSL-capable telephone lines that connect each end-user to our equipment located in their central offices. The 1996 Telecommunications Act generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory, and the Triennial Review order has grandfathered in the rates charged for shared lines at October 2, 2003. Nonetheless, the nonrecurring and recurring monthly charges for DSL-capable lines (telephone wires) that we require vary greatly. These rates are subject to negotiations between us and the traditional telephone companies and to the approval of the state regulatory commissions. The rate approval processes for DSL-capable lines and other unbundled network elements typically involve a lengthy review of the rates proposed by the traditional telephone companies in each state. These rate approval proceedings are time-consuming and expensive. Consequently, we are subject to the risk that the non-recurring and recurring charges for DSL-capable lines and other unbundled network elements will increase based on higher rates proposed by the traditional telephone companies and approved by state regulatory commissions from time to time, which would increase our operating expenses and reduce our ability to provide competitive products.

     The impact of judicial and regulatory decisions on the prices we pay to the traditional telephone companies for collocation and unbundled network elements is highly uncertain. There is a risk that any new prices set by the regulators could be materially higher than current prices. As a result of the FCC’s Triennial Review order, beginning on October 3, 2004 we will no longer be able to order line-shared lines unless we reach agreements with the local telephone companies or obtain favorable regulatory rulings from the FCC or state regulators. If we are required to pay higher prices to the local telephone companies for collocation and network components as a result of the Triennial Review order and other judicial and regulatory decisions, it could materially increase our operating expenses and reduce our ability to provide competitive products.

Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

     We are required to enter into interconnection agreements in each of our targeted metropolitan statistical areas with the appropriate traditional telephone companies in order to provide service in those regions. Many of our existing interconnection agreements have a maximum term of three years. Therefore, we will have to renegotiate these agreements with the traditional telephone companies when they expire. A number of these agreements have expired and we are currently in the process of renegotiating them. We may not succeed in extending or renegotiating these interconnection agreements on favorable terms or at all.

     As the FCC modifies, changes and implements rules related to unbundling and collocation, we generally have to renegotiate our interconnection agreements to implement those new or modified rules. For example, each of the traditional telephone companies has notified us that they intend to immediately commence a renegotiation of our interconnection agreements with them to reflect the changes made by the FCC in the Triennial Review. We may be unable to renegotiate these agreements in a timely manner, or we may be forced to arbitrate and litigate with the traditional telephone companies in order to obtain agreement terms that fully comply with FCC rules.

     Additionally, disputes have arisen and will continue to arise in the future as a result of differences in interpretations of the interconnection agreements. These disputes have delayed the deployment of network capabilities and services, and resolution of the litigated matters will require ongoing expenditures and management time. In addition, the interconnection agreements are subject to state commission, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that reduces our access to, or increases the cost of, the network components that we purchase from the traditional telephone companies.

We depend on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

     We primarily market our Internet access services through Internet service providers, telecommunications carriers and other customers for resale to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 71.6% of our net revenue for the year ended December 31, 2003. We expect that our reseller customers will account for the majority of our future market penetration and revenue growth.

     If we were to lose one or more of our key resellers or if one or more of our key resellers stopped providing us with orders or removed end-users from our network, our revenue and line-growth could be materially adversely affected. Consolidations, mergers and acquisitions involving our key resellers have occurred in the past and may occur in the future. These consolidations, mergers and acquisitions may cause key resellers to stop providing us with orders or to remove end-users from our network.

     Based on our agreements with AT&T and other competitive telephone companies, we recently began offering the ability to offer our services over a telephone line that is being used by a voice provider other than the traditional telephone company. In light of the fact that this is a relatively new service and given the regulatory uncertainty concerning UNE-P services, it is unclear how quickly our resellers will increase the number of end-users that purchase these services. Some of these voice providers, including some of our resellers, also have alternative means to provide high-speed data services over their own networks, so this may limit the quantity of services that these voice providers purchase from us.

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

     The traditional telephone companies represent the dominant competition in all of our target service areas, and we expect this competition to intensify. These competitors have an established brand name and reputation for high quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, have their own telephone lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. Certain traditional telephone companies are aggressively pricing their DSL services as low as $26.95 per month, which has slowed stand-alone DSL services by our reseller partners and increased the rate of churn among our existing users. If we are unable to reach agreements with the traditional telephone companies that provide us with access to line-sharing at reasonable rates, we will be unable to price our consumer services at a price that is competitive with the traditional telephone companies. Further, they can offer service to end-users from certain central offices and remote terminals from which we are unable to offer service.

     Cable modem service providers, such as Cox Communications, and their respective cable company customers, are deploying high-speed Internet access services over coaxial cable networks. Where deployed, these networks provide similar, and in some cases, higher-speed data services than we provide. They also offer these services at lower price points than our consumer-grade services. As a result, competition with the cable modem service providers may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for our services.

We may need to raise additional capital under difficult financial market conditions in order to maintain our operations.

     We believe our current cash, cash equivalents, and short-term investments should be sufficient to meet our anticipated cash needs for working capital and capital expenditures until we become cash flow positive. We have a business plan that we believe will take us to the point where our operations will yield a positive cash flow without raising additional capital. This business plan is based upon several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If actual events differ from these assumptions, we may be required to alter our business plan to reflect these changes. We will continue to monitor events to determine if such adjustments to our business plan are appropriate. The FCC’s Triennial Review order may impact our cash flow from operations and the manner in which we progress towards cash flow sufficiency. In particular, our ability to sell new consumer-grade data services to new customers that are not part of a bundle with voice services depends largely on our ability to negotiate with the telephone companies fair and reasonable prices for line-sharing that are substantially lower than the cost of a separate telephone line or obtain favorable regulatory rulings. If we cannot obtain such rulings or reach reasonable terms with the phone companies, it is likely that we would not be able to sell consumer-grade services unless they are bundled with voice services. In that event we would be required to, and we believe we can, adjust our business plan so that we can still reach cash flow sufficiency without raising additional capital. However, in this event our growth could be impaired because of our reduced access to the consumer market.

     In addition to the Triennial Review announcement, we are currently facing a variety of challenges that may affect the assumptions contained in our business plan, including, among others:

•	customer disconnection rates that reduce our revenues;

•	significant price reductions by our competitors;

•	the level of marketing dollars required to acquire and retain end-users that purchase our services from us and from our resellers;

•	our need to upgrade our systems by investing in our existing and future technology;

•	investment opportunities in complementary businesses, acquisitions or other opportunities;

•	the possibility of an adverse resolution of lawsuits against us; and

•	the additional risk factors mentioned throughout this section.

     Adverse business, legal, regulatory or legislative developments, such as the inability to continue line-sharing, may require us to raise additional financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise additional capital, especially under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, it will have a material adverse effect on our financial condition.

     As of December 31, 2003, we had approximately $90.1 million of total contractual debt, lease and purchase obligations. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our $50 million loan from SBC, we would be in default under the terms of the agreements governing such loan. In that case, SBC could elect to declare all of the funds borrowed to be due and payable together with accrued and unpaid interest and any remaining balance on the $75 million prepayment for our services that SBC provided to us. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation or reorganization, SBC will have a secured claim to our assets, prior to the satisfaction of any unsecured claim from such assets. As a result, holders of our equity will only be entitled to payment from the remaining assets, if any, after satisfying all indebtedness and returning any unused portion of the prepayment for services.

In order to become cash flow positive and to achieve profitability, we must add end-users to our network while minimizing the cost to expand our network infrastructure.

     Our current strategy is to significantly increase the number of end-users on our network. To accomplish this strategy, we must, among other things:

•	market to and acquire a substantial number of end-users;

•	enter into agreements with the traditional telephone companies or obtain favorable regulatory rulings that provide us with access to line-sharing on terms and conditions that allow us to profitably sell our consumer services;

•	expand sales of our services under line-splitting relationships, like our agreement with AT&T;

•	upgrade our network to improve reliability;

•	expand our direct sales capability and infrastructure in a cost-effective manner; and

•	continue to implement and improve our operational, financial and management information systems, including our client ordering, provisioning, dispatch, trouble ticketing and other operational systems, as well as our billing, accounts receivable and payable tracking, collection, fixed assets, transaction-based taxes and other financial management systems.

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

     We experience high disconnection or “churn” rates. Our high end-user disconnection rate continues to impair the growth we need to cover the cost of maintaining our network. These disconnections have occurred as a result of several factors, including:

•	end-users who move to a new location;

•	end-users who disconnect because of better offers in the market; and

•	end-users who disconnect because they do not like our service or the service provided by our resellers.

     While we are working to address problems with the end-user experience, many of these factors are beyond our control. As a result, we may see additional increases in our disconnection rates even if we improve the customer experience.

     In addition, promotions and rebates that we offer to our resellers and end-users are based on an assumption that a given end-user will maintain our service for a period of time. If our disconnection rate increases for more recently added end-users, we may not recoup the money we spend on these promotions and rebates.

We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

     Prices for our services have steadily decreased since we first began operations. We expect we will experience an overall price decrease for our services due to competition, volume-based pricing, an increase in the proportion of our revenues generated by our consumer services and other factors. Currently, we charge higher prices for some of our services than some of our competitors do for similar services. As a result, we cannot assure you that our customers will select our services over those of our competitors. In addition, prices for digital communications services in general have fallen historically, and we expect this trend to continue.

     Our consumer-grade services have lower prices and significantly lower profit margins than our business-grade services. In recent months, the number of orders that we have received for consumer-grade services have been greater than the number of orders we have received for business-grade services. We also may need to reduce prices periodically in the future to respond to competition and to generate increased sales volume. In addition, it is likely that the FCC’s phase-out of line-sharing requirements will increase the cost of obtaining and maintaining a line-shared loop from the incumbent local exchange carrier. If our costs for obtaining such network elements increase, we may need to raise our prices for line-shared services, or we may need to stop selling consumer grade line-shared services. As a result of these factors, we cannot predict whether demand for our services will exist at prices that enable us to achieve profitability or positive cash flow.

Our internal controls may need to be improved.

     In the course of preparing our financial statements for the year ended December 31, 2000, internal control weaknesses were discovered, some of which continued into 2001 and 2002. During 2001 and 2002, we took corrective actions that we believe improved our internal controls. We are continuing our efforts to improve such controls. For example, our independent auditors identified a reportable condition in connection with their audit of our 2002 financial statements and had other comments regarding our controls and procedures in their management letter to us. We have reviewed these and similar matters and have modified our controls and procedures to address them. However, some of these procedures and modifications are relatively new and may still need to be improved. Our growth continues to place stress on these internal controls, and we cannot assure you that our current control procedures will be adequate.

Some of our resellers are facing financial difficulties, which makes it more difficult to predict our revenues.

     During 2003, several of our reseller customers, including Worldcom, now known as MCI, were facing financial difficulties, including bankruptcy. If a customer cannot provide us with reasonable assurance of payment, then we only recognize revenue when we collect cash for our services, assuming all other criteria for revenue recognition have been met, and only after we have collected all previous accounts receivable balances. For the year ended December 31, 2003, we issued approximately $5.1 million in bills to our financially distressed customers which were not recognized as revenue or accounts receivable when billed. Although we will continue to try to obtain payments from these customers, it is likely that one or more of these customers will not pay us for our services. With respect to resellers that are in bankruptcy proceedings, we similarly may not be able to collect sums owed to us by these customers and we also may be required to refund pre-petition amounts paid to us during the 90 days prior to the bankruptcy filing.

     We expect that some additional resellers will face financial difficulties in the future, which means that we may not receive payments from these resellers. As a result, we may need to terminate our contracts with some of these resellers, and we may have to disconnect end-users that are purchasing our services from these delinquent resellers. Disconnected end-users may not purchase our services from us or from another one of our other resellers. Even if we are able to transition these end-users to another reseller or to Covad.net, migrations require a significant amount of our resources and may cause disruptions in our processes and operations, which may impair our ability to install new lines.

Our development of our direct business poses operational challenges and may cause our resellers to place fewer orders with us or may cause us to lose resellers.

     Sales of services directly to end-user customers through CBS represent a significant part of our business. Some of our existing resellers may perceive us as a potential or actual competitor. As a result, these resellers may reduce the volume or the rate of growth of the sales of our services, or may cease to resell our services entirely.

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

     The broadband communications industry is subject to rapid and significant technological change, including continuing developments in DSL technology and alternative technologies for providing broadband communications, such as cable modem, satellite and wireless technology. As a consequence:

•	we will rely on third parties, including some of our competitors and potential competitors, to develop and provide us with access to new communications and networking technology;

•	our success will depend on our ability to anticipate or adapt to new technology on a timely basis; and

•	we expect that new products and technologies will emerge that may be superior to, or may not be compatible with, our products and technologies.

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

     Our network may be vulnerable to unauthorized access, computer viruses, worms and Trojan horses and other disruptions. Internet service providers, telecommunications carriers and corporate networks have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, current and former employees and others. Unauthorized access could also potentially jeopardize the security of confidential information stored in our computer systems, our end-users and our reseller’s end-users. This might result in liability to us and also might deter potential customers from purchasing or reselling our services. We continue to implement security measures and develop additional security measures. We have not yet developed and implemented many of these security measures, and we may not implement such measures in a timely manner. Moreover, these measures, if and when implemented, may be circumvented, and eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our end-users and our reseller’s end-users, which could harm our business.

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

     Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, operations, sales, marketing, financial, legal, human resource, and managerial personnel as we add end-users to our network. Despite the downturn in the economy, competition for qualified personnel is intense. The significant drop in our stock price has greatly reduced or eliminated the value of stock options held by our employees, making it more difficult to retain employees in a competitive market. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

We depend on a limited number of third parties for equipment supply, service and installation and if we are unable to obtain these items from these third parties we may not be able to deliver our services as required.

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

     We have in the past experienced supply problems with certain vendors. These vendors may not be able to meet our needs in a satisfactory and timely manner in the future, which may cause us to lose revenue. In addition, we may not be able to obtain additional vendors when needed.

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

We use third party vendors in India for tasks that were previously done by our employees.

     In 2003 we began using vendors with operations in India to assist us with software development and certain customer support functions. Since we have historically used employees for most of our software development, we do not have experience in managing offshore software development projects. Because we are using a third-party vendor to manage the day to day operations, we do not have as much control over the hiring and oversight of the vendors’ employees. In addition, the differences in time zones, languages and culture may make it difficult to integrate the vendors’ software development teams with our internal resources. As a result, this arrangement may impair our ability to modify and improve our software and to develop new software in a timely manner. In addition, we have provided these vendors with access to our intellectual property. While we have taken certain contractual and procedural steps to protect our intellectual property, if any of the vendors or their employees improperly use our intellectual property, it may be more difficult for us to assert our intellectual property rights because we may not be able to use United States courts to enforce our rights.

     In outsourcing certain customer support functions to Indian vendors, we face similar integration problems as we do with our software outsourcing arrangements. In addition, these vendors may have difficulties communicating with our customers and resolving non-standard customer issues. We also may experience difficulties as we integrate the vendor’s systems with our own.

     India has experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. If India becomes engaged in armed hostilities, particularly if these hostilities are protracted or involve the threat of or use of weapons of mass destruction, our vendors’ operations could be adversely affected. While we have attempted to contractually protect ourselves against calamities, if our vendors’ operations are adversely affected, our customer service and software development efforts could be negatively impacted.

We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

     We intend to consider acquisitions of businesses and technologies in the future on an opportunistic basis. Acquisitions of businesses and technologies involve numerous risks, including the diversion of management attention, difficulties in assimilating the acquired operations, loss of key employees from the acquired company, and difficulties in transitioning key customer relationships. In addition, these acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt and large one-time expenditures. Any such acquisition may not provide the benefits originally anticipated, and there may be difficulty in integrating the service offerings and networks gained through acquisitions and strategic investments with our own. In a strategic investment where we acquire a minority interest in a company, we may lack control over the operations and strategy of the business, and we cannot guarantee that such lack of control will not interfere with the integration of services and distribution channels of the business with our own. Although we attempt to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, unexpected liabilities nevertheless may accompany such strategic investments and acquisitions.

We must pay federal, state and local taxes and other surcharges on our service, the levels of which are uncertain.

     Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services. Interstate surcharges include Federal Universal Service Fees and Common Carrier Regulatory Fees. In addition, state regulators impose similar surcharges and fees on intrastate services and the applicability of these surcharges and fees to our services is uncertain in many cases. The division of our services between interstate services and intrastate services is a matter of interpretation and may in the future be contested by the FCC or state authorities. The FCC is currently considering the jurisdictional nature of Internet service provider-bound traffic. A change in the characterization of jurisdictions could cause our payment obligations, pursuant to the relevant surcharges, to increase. In addition, periodic revisions by state and federal regulators of the applicable surcharges may increase the surcharges and fees we currently pay. In addition, we may be required to pay certain state taxes, including sales taxes, depending on the jurisdictional treatment of the services we offer. The amount of those taxes could be significant, depending on the extent to which the various states choose to tax our services.

     The Federal government and many states apply transaction-based taxes to the sales of our products and services and to our purchases of telecommunications services from various carriers. We are in discussions with Federal and state tax authorities regarding the extent of our transaction-based tax liabilities. It is reasonably possible that our estimates of our transaction-based tax liabilities could materially change in the near term. We may or may not be able to recover some of those taxes from our customers.

We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations.

     On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. Verizon’s amended complaint claims that we falsified trouble ticket reports with respect to the phone lines that we ordered and seeks unspecified monetary damages, characterized as being “in the millions”, and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in our favor and dismissed Verizon’s claims against us in their entirety. Verizon’s appeal of this dismissal is still pending. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.

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

Our intellectual property protection may be inadequate to protect our proprietary rights.

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

     Currently, we have been issued thirteen patents and we have a number of additional patent applications pending. We intend to prepare additional applications and to seek patent protection for our systems and services. These patents may not be issued to us. If issued, they may not protect our intellectual property from competition. Competitors could design around or seek to invalidate these patents.

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

The unpredictability of our revenues, along with other factors, may cause the price of our common stock to fluctuate significantly and could cause it to decline.

     The market price for our common stock has been, and is likely to continue to be, highly volatile, which may result in losses to investors. We believe that a number of factors contribute to this fluctuation and may cause our stock price to decline in the future. While it is not possible to foresee all of the events that could adversely affect the price of our common stock or cause such price to remain volatile, a few of the factors include:

•	the pending appeal of the FCC’s order in the Triennial Review;

•	state and federal regulatory and legislative actions;

•	general economic conditions and the condition of the telecommunications industry;

•	our ability to maintain existing customers and add new customers and recognize revenue from distressed resellers;

•	our ability to reach profitability and cash flow positive operations;

•	adverse litigation results;

•	announcements of new products, services or pricing by our competitors or the emergence of new competing technologies;

•	our failure to meet the expectations of investors or of analysts;

•	the adoption of new, or changes in existing, accounting rules, guidelines and practices, which may materially impact our financial statements and may materially alter the expectations of securities analysts or investors;

•	the level of demand for broadband Internet access services; and

•	departures of key personnel.

     In addition, we were delisted from the NASDAQ National Market on July 20, 2001 and our common stock currently trades on NASDAQ’s Over-the-Counter Bulletin Board. This contributes to our volatility and may affect the liquidity of our common stock.

     The stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock.

Substantial leverage and debt service obligations may adversely affect our cash flow.

     There is the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines.

     Our substantial leverage could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

Item 2. Properties

(All dollar amounts are presented in thousands)

     We are headquartered in San Jose, California in a facility under a lease that will expire on October 31, 2008. In addition, we lease space for our call center operations in Herndon, Virginia and Denver, Colorado. We manage our network operations center in a location separate from our corporate headquarters in San Jose, CA. We also lease office space in some of the metropolitan statistical areas in which we conduct operations. In June 2002, we completed the sale of our property (consisting of land, a building and certain improvements) in Manassas, Virginia, and recognized a gain of $133 which represents the net proceeds of $13,334 less the aggregate carrying value of $13,201.

     We have completed the process of consolidating our office space in San Jose, California from our previous Santa Clara, California location as well as our office spaces in Denver and Virginia. We also lease central office space from the traditional telephone companies in each region that we operate or plan to operate under the terms of our interconnection agreements and obligations imposed by state public utilities commissions and the FCC. The productive use of our central office space is subject to the terms of our interconnection agreements. We will increase our central office space if we choose to expand our network geographically.

Item 3. Legal Proceedings

(All dollar amounts are presented in thousands)

     On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming our pre-negotiated First Amended Plan of Reorganization, as modified on November 26, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Plan was consummated and we emerged from bankruptcy. Under the Plan, we settled several claims against us. These claims include:

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

     As of December 31, 2003, there was approximately $8,341 in unresolved claims related to our Chapter 11 bankruptcy proceedings. As of December 31, 2003, we have recorded $7,378 for these unresolved claims in our consolidated balance sheet. However, it is reasonably possible that our unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in our condensed consolidated balance sheet.

     Purchasers of our common stock and purchasers of the convertible notes we issued in September 2000 have filed complaints against us and certain of our present and former officers and directors. These complaints were filed in the United States District Court for the Northern District of California (“District Court”) in the fourth quarter of 2000. The complaints were consolidated and the lead plaintiff has filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired our securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. We and the officer and director defendants entered into a Memorandum of Understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation, providing for the distribution of $16,500 in cash to be funded by our insurance carriers and 6,495,844 shares of our common stock. The plaintiffs voted in favor of the Plan. The settlement provided for in the MOU was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member subsequently filed an appeal relating to the allocation of the settlement proceeds between the plaintiffs and their attorneys. On February 18, 2004, the Ninth Circuit affirmed the District Court’s final judgment. We are in the process of distributing these shares to the plaintiffs and their attorneys.

     In April 1999, we filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, we also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing claims in this lawsuit that are similar to our claims against Verizon. Both courts dismissed some of our claims based on the ruling of the United States Court of Appeals of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed our remaining claims on other grounds. We voluntarily dismissed our remaining claims in the BellSouth case so we could pursue certain issues on appeal. We have appealed the BellSouth and Verizon decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia, respectively. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth appealed this decision to the United States Supreme Court. On January 20, 2004, the United States Supreme Court reversed a decision entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Eleventh Circuit also relied in part on the Trinko decision when it reversed the lower court’s dismissal of our claims against BellSouth. The Supreme Court also vacated the Eleventh Circuit’s decision in our case against BellSouth and remanded the case to the Eleventh Circuit for review in light of the Trinko decision. Although we believe the Trinko decision does not impact our cases, both BellSouth and Verizon claim that Trinko supports the dismissal of our lawsuits. We therefore cannot predict the outcome of these proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 2003, we did not submit any matters to the vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Price Information and Dividend Policy for Our Common Stock

     Since July 20, 2001, our common stock has traded on NASDAQ’s OTC Bulletin Board under the symbol COVD.OB. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the NASDAQ National Market.

	High	Low

Fiscal Year Ending December 31, 2002
First Quarter	$2.98	$1.32
Second Quarter	$2.31	$1.08
Third Quarter	$1.72	$0.88
Fourth Quarter	$1.57	$0.93
Fiscal Year Ending December 31, 2003
First Quarter	$1.40	$0.57
Second Quarter	$1.27	$0.55
Third Quarter	$6.89	$0.87
Fourth Quarter	$6.17	$2.84

     On December 31, 2003, the last reported sale price for our common stock on the OTC Bulletin Board was $3.60 per share. As of February 11, 2004 there were 1,234 holders of record of our common stock, and there were no holders of record of our Class B common stock.

     We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain any future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Board of Directors will determine our future dividend policy.

Item 6. Selected Financial Data

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:
Revenues, net	$388,851	$383,496	$332,596	$158,736	$66,488
Depreciation and amortization	73,884	127,088	150,839	178,425	37,602
Provision for restructuring expenses	1,235	—	14,364	4,988	—
Provision for long-lived asset impairment	—	—	11,988	589,388	—
Loss from operations	(102,199)	(180,992)	(536,880)	(1,354,192)	(171,601)
Interest expense	(5,526)	(5,581)	(92,782)	(109,863)	(44,472)
Reorganization expenses, net	—	—	(62,620)	—	—
Gain on extinguishment of debt	—	—	1,033,727	—	—
Income (loss) before cumulative effect of change in accounting principle	(99,931)	(184,828)	344,758	(1,433,887)	(195,397)
Cumulative effect of change in accounting principle	—	—	—	(9,249)	—

Net income (loss)	$(99,931)	$(184,828)	$344,758	$(1,443,136)	$(195,397)
Basic and diluted per share amounts:
Net income (loss) before cumulative effect of change in accounting principle	$(0.44)	$(0.84)	$1.94	$(9.41)	$(1.83)
Cumulative effect of accounting change	$—	$—	$—	$(0.06)	$—

Net income (loss)	$(0.44)	$(0.84)	$1.94	$(9.47)	$(1.83)
Weighted average common shares used in computing basic and diluted per share amounts	224,949,891	219,743,662	177,347,193	152,358,589	107,647,812
Pro forma amounts assuming the accounting change is applied retroactively:
Net income (loss)	$(99,931)	$(184,828)	$344,758	$(1,433,887)	$(204,646)
Net income (loss) attributable to common Stockholders	$(99,931)	$(184,828)	$344,758	$(1,433,887)	$(205,792)
Basic and diluted net income (loss) per common share	$(0.44)	$(0.84)	$1.94	$(9.41)	$(1.91)

	As of December 31,

	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$114,345	$202,492	$283,863	$869,834	$767,357
Net property and equipment	94,279	108,737	215,804	338,409	186,059
Total assets	334,711	442,161	675,168	1,511,485	1,147,606
Long-term obligations, including current portion	50,000	50,165	50,011	1,374,673	375,050
Total stockholders’ equity (deficit)	(5,553)	82,299	259,829	(182,663)	690,291

	As of and for the Year Ended December 31,

	2003	2002	2001	2000	1999

Other Operating and Financial Data:
Homes and businesses passed (approximately)	46,000,000	46,000,000	40,000,000	40,000,000	29,000,000
Lines in service	517,000	381,000	351,000	274,000	57,000
Capital expenditures for property and equipment	$44,142	$22,782	$15,732	$319,234	$174,054

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

(All dollar amounts are presented in thousands, except per share amounts)

Overview

Background

     We are a leading provider of high-speed Internet connectivity and related communications services, which we sell to businesses and consumers indirectly through Internet service providers, or ISPs, telecommunications carriers and other resellers. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales, referral agents and our Web site.

     We managed the Company in 2003 in two strategic business units. Covad Strategic Partnerships, or CSP, focused on delivering services to enterprise, corporate, small business, small office/home office, or SoHo, and consumer customers primarily through wholesale relationships with large ISPs, telecommunications carriers and other large resellers. Covad Broadband Solutions, or CBS, focused on small business and SoHo markets by selling services directly to end-users as well as through independent authorized sales agents, small ISPs and resellers.

     Beginning in January 2004, we realigned our business and no longer maintain CSP and CBS as separate business units. We believe this realignment will lead to more efficient product development, sales and marketing because we will no longer have two separate groups providing these functions. In connection with this realignment, David McMorrow, previously our Senior Vice President, Corporate Development, was appointed Executive Vice President, Sales, Andy Lockwood, previously our Executive Vice President and General Manager for CSP, was appointed Executive Vice President, Market Development and Patrick Bennett, previously our Executive Vice President and General Manager for CBS, was appointed Executive Vice President and will oversee our product development and management, including our deployment of voice over Internet Protocol.

     Since our inception, we have generated significant net and operating losses and we continue to experience negative operating cash flow. We currently have a plan in place that we believe will ultimately allow us to achieve positive cash flows from our operating activities in mid-2004. Our cash reserves are limited and our plan is based on assumptions that we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire.

Triennial Review

     The FCC’s decision in the Triennial Review is described in this Annual Report in Item 1, Business – Recent Developments. As a result of this ruling, in October of 2004 the traditional telephone companies will no longer be required by law to provide us with line-shared telephone lines under Section 251 of the 1996 Telecommunications Act, although existing customers as of October 2, 2003 are grandfathered at current rates, terms and conditions. Consequently, our future ability to offer stand alone Internet access over a telephone line that is being used by a traditional telephone company to provide voice service, which is the primary service that we and our resellers have historically used to provide services to consumers, will depend on whether we are able to enter into new agreements with the traditional telephone companies to share access to the high frequency portion of their telephone lines on terms that are acceptable to us, or whether we are able to obtain favorable regulatory rulings.

     Pursuant to the Triennial Review, companies that compete with the traditional telephone companies will continue to have the ability to access the local telephone networks to provide bundled voice and data services, so long as these arrangements are deemed appropriate by the state public utility commissions, subject to federal guidelines. This situation affords us the opportunity to continue to partner with voice providers, such as AT&T, to provide our data services in line-splitting relationships.

     Investors should review the above-referenced discussion of the Triennial Review carefully to understand other potentially significant effects that this ruling will have on our ability to continue to engage in our business as we have in the past, as the FCC’s ruling creates a number of other uncertainties, challenges and opportunities for us. The final effect of many of these components of the FCC’s ruling will be subject to the reactions of the various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of litigation that could influence their ultimate impact. As such, it is very difficult for us to predict with a high level of certainty the final effects of the Triennial Review.

Our Opportunities and Challenges

     Given the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:

     Achieve cash flow sufficiency. Since we exited our voluntary bankruptcy proceedings at the end of 2001, we have been able to decrease the amount of cash flow used in our operations, and concluded 2003 with working capital of approximately $46.3 million. We have a critical strategic goal of achieving cash flow sufficiency in mid-2004, and our ability to continue to pursue our business plan is dependent on our doing so. We have reduced our expenses over the past two years and continue to manage expenses closely, so our ability to attain our cash flow goal will largely depend on the rate at which we can grow our revenues.

     Manage through a transition in the delivery of broadband Internet access services to consumers. The delivery of stand-alone broadband internet access services by our ISP customers is facing intense competition, particularly from the incumbent telephone carriers, who are aggressively pricing their consumer DSL services and placing pricing pressure on us, but also from cable providers, like Comcast, Adelphia and Cox Communications, and wireless service providers. We believe these market conditions have reduced the number of orders for our services and are also causing a higher-than-historical level of churn among our ultimate end users, and we expect this situation to continue. One of our wholesale customers, AOL, has indicated it will stop taking orders for our services and is moving to a “bring your own access” model where it will refer customers to access providers like us. Anticipating these conditions, we have entered into line-splitting arrangements with voice providers, particularly AT&T, which are bundling our data services with their voice services. Our success in 2004 and beyond will be significantly dependent on whether we can achieve growth in the sales of our services under these line-splitting relationships that more than offsets the decline in sales of our stand-alone consumer-grade data services.

     Obtain acceptable line-sharing terms from the incumbent telephone companies. While we expect that the revenues we generate from line-sharing with the incumbent telephone companies will constitute a smaller portion of our business in future periods, we think this market will continue to be important to us. Our ability to remain viable in this market will depend on whether we are able to reach agreements for new customers with the telephone companies or obtain favorable regulatory rulings that will allow us to share phone lines on reasonable terms.

     Expand and Diversify our Sources of Revenue. We are taking steps to improve our prospects for revenue growth. First, we have announced our plan to expand our network by adding 200 central office locations, which will allow us offer our services to more end-users. Second, we will continue our efforts to diversify our revenue sources by adding new resellers like Broadwing, a wholly-owned subsidiary of Corvis Corporation, and Global Crossing, that primarily resell our higher-priced business-grade services.

     New Market Opportunities. We recently announced our plan to offer voice over Internet protocol, or VoIP, services by the end of 2004. We believe that VoIP services have the potential to be a significant contributor to our revenue growth in 2005 and beyond. Therefore, we are in the process of developing this capability, and our success in providing this new service will depend on our ability to offer a service that operates as a replacement for the voice services provided by other phone companies.

Restructuring and Reorganization Activities

     On August 15, 2001, the Petition Date, we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code to implement, the agreements we entered into with the majority holders of our then-outstanding debt securities, which we refer to as the Noteholders, and to restructure various financial obligations. The Petition was filed with the United States Bankruptcy Court for the District of Delaware. Our operating subsidiaries did not commence bankruptcy proceedings and continued to operate in the ordinary course of business. On December 13, 2001, the Bankruptcy Court entered an order confirming our First Amended Plan of Reorganization and, on December 20, 2001, the Effective Date, this Plan was consummated and we emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of this Plan, including certain unresolved claims. Under the Plan, we extinguished approximately $1,394,020 in aggregate face amount of outstanding debt securities, in exchange for a combination of approximately $271,708 in cash and 35,292,800 of our common shares, or 15% of the reorganized company. We also recorded a gain on the extinguishment of debt in the amount of $1,033,727 in the fourth quarter of 2001.

     As part of our Chapter 11 proceeding, we signed a loan agreement and restructured our resale and marketing agreement with SBC Communications, or SBC. The agreements included four financial elements: a one-time $75,000 prepayment, collateralized by substantially all of our domestic assets, that SBC can use toward the purchase of our services during the next 10 years; a $50,000 four-year loan, collateralized by substantially all of our domestic assets; a payment to us of a $10,000 restructuring fee in exchange for eliminating SBC’s revenue commitments under the original resale and marketing agreement; and the elimination of a $15,000 cooperative marketing fee owed by us to SBC under the previous resale and marketing agreement. We received these funds on December 20, 2001. Under these agreements, upon a change of control, we are required to repay any outstanding principal and interest on the loan and any unused portion of the prepayment. In addition, SBC may accelerate any unpaid portion of the prepayment and the loan in the event that we default.

     On June 25, 2001, our former subsidiary, BlueStar Communications Group, Inc., or BlueStar, made an irrevocable assignment for the benefit of its creditors, or ABC, of all its assets to an independent trustee, or Assignee, in the state of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that was initially expected to be completed in the fourth quarter of 2002. However, the Assignee has informed us that it is still in the process of resolving some matters among BlueStar creditors and the process may extend into the second half of 2004. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the United States Bankruptcy Code. As a result of the ABC, BlueStar’s former assets are no longer controlled by us or BlueStar and cannot be used by either BlueStar’s or our board of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the discharging of its liabilities are currently under the sole control of the Assignee. Therefore, due to this loss of control, we deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of approximately $55,200 in our consolidated balance sheet as of December 31, 2001. Such deferred gain represented the difference between the carrying values of BlueStar’s assets, aggregating approximately $7,900, and liabilities, aggregating approximately $63,100, as of June 25, 2001. During 2003 and 2002, we reduced the deferred gain by $9 and $1,228, respectively, because certain BlueStar assets were inadvertently not deconsolidated on June 25, 2001. Therefore, the deconsolidation of BlueStar resulted in a deferred gain balance of $53,963 and $53,972 in our consolidated balance sheets as of December 31, 2003 and 2002, respectively. We will recognize such deferred gain as an element of other income in our consolidated statements of operations when the liquidation of BlueStar is complete and its liabilities have been discharged.

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For additional information regarding our critical accounting policies, please see Note 1 to our Consolidated Financial Statements in Item 8. The application of these policies requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:

•	We recognize revenues when persuasive evidence of an arrangement between the customer and us exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over 24 months.

•	We have concentrations of credit risk with several customers, some of which were experiencing financial difficulties as of December 31, 2003 and 2002 and were not current in their payments for our services as of those dates. We classify this group of customers as financially distressed for revenue recognition purposes. Accordingly, we recognize revenues from these customers in the period in which cash is collected, but only after the collection of all previous outstanding accounts receivable balances. We record payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection in the consolidated balance sheet caption unearned revenues if our ability to retain these payments is not reasonably assured. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items. See “—Results of Operations—Revenues, net” for a further discussion of the impact of these billing matters on our reported revenue.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We implemented significant reorganization and restructuring plans in 2001 and 2000. We also consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. As of December 31, 2003, we had certain unresolved claims relating to our Chapter 11 bankruptcy proceedings that remain in dispute. Therefore, it is reasonably possible that such disputed bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our consolidated balance sheet as of December 31, 2003.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives, certain of which were significantly revised in 2001. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after careful analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position and results of operations.

•	We are currently analyzing the applicability of certain transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business and various transaction-based tax experts to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect on our consolidated financial position and results of operations. In addition, we are currently analyzing the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes will be concluded without a material adverse effect to our consolidated

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

Recent Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, or VIE, and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and it will be effective March 31, 2004 for enterprises with VIEs created before February 1, 2003. We do not expect the adoption of FIN 46 to have a significant effect on our consolidated financial statements.

     On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revises the accounting for exit and disposal activities under the FASB’s Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities are subsequently adjusted for changes in estimated cash flows. SFAS No. 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 had no effect on our consolidated financial statements.

     On January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145, which is effective in periods beginning after May 15, 2002, requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. Upon adoption of SFAS No. 145 in 2003, we reclassified the gain on extinguishment of debt that we recognized in 2001, which was previously classified as an extraordinary item, as an element of other income (expense) in our 2001 consolidated statement of operations.

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 had no effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported results of operations, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in 2002. As of December 31, 2003, we have no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

     In November 2002, the EITF reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No.00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. We adopted EITF Issue No. 00-21 on July 1, 2003, and such adoption did not have a material effect on our consolidated financial statements.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately upon issuance in 2002. We adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 had no effect on our consolidated financial statements. However, some of our contracts with our customers have provisions that would require us to indemnify them in the event that our services infringe upon a third party’s intellectual property rights.

Reclassifications and Adjustments

     Certain balances in the Company’s 2002 and 2001 consolidated financial statements have been reclassified to conform to the presentation in 2003.

     During the year ended December 31, 2003, a matter was identified related to prior financial reporting periods that necessitated the recording of additional expense. Such matter was related to the modification of stock options granted to certain employees in prior years. These modifications occurred upon the separation of such employees from our Company, principally during 2000. Accordingly, for the year ended December 31, 2003, we recorded additional stock-based compensation expense in the amount of $1,236 ($0.01 per share). Such amount is reflected in our sales, marketing, general and administrative expenses for the year ended December 31, 2003. We do not believe this amount is material to the periods in which it should have been recorded, nor do we believe it is material to our consolidated operating results for the year ended December 31, 2003. This adjustment is principally related to 2000, the impact of which would have been to increase sales, marketing, general and administrative expenses and net loss by $1,236 or $0.01 per share for such year. As explained below, certain other adjustments were recorded during 2002 that related to prior periods. $1,139 of such amounts pertained to 2000, the effect of which would have been to decrease the Company’s 2000 net loss by $0.01 per share. The aggregate effect of the adjustments recorded during the years ended December 31, 2003 and 2002 to the previously reported results of operations for the year ended December 31, 2000 would be to increase net loss by $97, or $0.00 per share, for such year if these adjustments had been recorded in 2000.

     As part of the continuing evaluation of our network assets during the year ended December 31, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to certain expenses. Such matters were related principally to changes in our network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment, the capitalization of certain network and product costs that should have been charged to operating expenses when they were incurred and various restructuring activities that resulted in the abandonment of certain network equipment and leasehold improvements. Accordingly, for the year ended December 31, 2002, we recorded additional depreciation expense of $6,989, network and product costs of $2,635, loss on the disposition of property and equipment of $635 and interest expense of $51. In addition, as part of our financial statement close process for the year ended December 31, 2002, we discovered that amortization expense related to non-cash deferred stock-based compensation was overstated in prior periods by $3,213. Therefore, for the year ended December 31, 2002, we recorded reductions of network and products costs of $320 and sales, marketing, general and administrative expense of $2,893. Furthermore, as part of the review of our December 31, 2002 tax accruals, we determined that we had overstated our transaction-based tax and other tax accruals in prior periods by $4,804, which we adjusted during the three months ended December 31, 2002 through a reduction of network and product costs. The adjustment was primarily driven by various complex rules surrounding our estimated liability to the Federal Universal Service Fund, or FUSF. We do not believe any of the aforementioned amounts are material to the periods in which they should have been recorded, nor do we believe the prospective correction of such amounts during the year ended December 31, 2002 is material to our consolidated operating results for such year. The prospective correction of the aforementioned amounts relating to prior periods increased our 2002 consolidated net loss by $2,294, or $0.01 per share, and decreased our 2001 net loss by $3,433 or $0.02 per share.

Results of Operations

Revenues, net

     The primary component of our net revenues is earned monthly broadband subscription billings for DSL products. We also earn revenues from monthly billings for high-capacity circuits sold to our wholesale customers and to a lesser degree for dial-up services. Because we do not recognize revenue from sales to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues in each of the last three years have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our revenues also include billings for installation services and equipment, which are recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. Customer incentives and rebates that we offer to attract and retain customers are recorded as reductions to revenue.

     Our net revenues in 2003 increased by $5,355, or 1.4%, over 2002 and $56,255, or 16.9%, over 2001. This growth in 2003 was due to the addition of approximately 136,000 DSL end-users to our network, which led to an increase in broadband subscription billings. We expect our revenues and broadband subscription billings to continue to grow as we execute on our current sales and marketing programs. In addition, we plan to introduce new sales and marketing programs and create new services for our customers to lead to higher revenues and broadband subscription billings. The increase in our revenues and broadband subscription billings in 2003 was offset by several factors. Our high-capacity circuit revenues and billings in 2003 decreased, primarily driven by customer network configuration changes and consolidation in our customer transport circuits. We do not expect a significant increase or decrease in high-capacity circuit billings in 2004. In addition, our dial-up revenues and billings continued to decrease in 2003, primarily driven by the decrease in demand for this service. We expect that demand for this service will continue to decrease in 2004. Furthermore, revenue recognized from our financially distressed customers decreased during 2003. The amount of revenue recognized in 2002 from payments received from financially distressed customers was higher than the corresponding amount in 2003 because we received several large payments from financially distressed customers for billings that were not initially included in revenue. As a result of the reduction in billings issued to financially distressed customers in 2002 and 2003, we received fewer payments from financially distressed customers in 2003. Due to the reduction in broadband subscription billings to distressed customers, we currently do not expect that a significant amount of revenue in 2004 will come from these customers. In 2003, we also increased our customer rebates and incentives, which resulted in reductions to our revenues. We expect customer rebates and incentives to continue to be an element of our sales and marketing programs due to competitive market conditions. Revenue from installation services and equipment billings, which we recognize over the expected life of the end user, decreased in 2003, primarily driven by lower net selling prices, some of which is attributable to lower prices from our vendors and competitive pricing in the marketplace. We expect prices for these services and equipment to continue to decline in the future. FUSF charges billed to our customers, which we recognize as revenue, decreased in 2003, primarily driven by changes in the applicability of FUSF to some of our wholesale customers.

     We regularly have billing disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations. These charges to revenues were $2,886, $2,322 and $11,178 during the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003 and 2002, respectively, we recovered $1,282 and $2,145 of accounts receivable balances previously written-off against such allowance. There were no similar recoveries of accounts receivable balances for the year ended December 31, 2001.

      Segment Revenues and Significant Customers

      Our segment net revenues were as follows:

	Year ended December 31,

	2003	2002	2001

CSP	$236,928	$231,721	$162,054
Percent of total net revenues	60.9%	60.4%	48.7%
CBS	$151,923	$151,775	$170,542
Percent of total net revenues	39.1%	39.6%	51.3%

     We had over 300 wholesale customers as of December 31, 2003 compared to approximately 150 as of December 31, 2002 and 2001. The increase in 2003 from 2002 resulted primarily from the addition of smaller resellers to our CBS segment. For the years ended December 31, 2003, 2002 and 2001, our 30 largest wholesale customers in each such year collectively comprised 93.3%, 93.3% and 88.5% of our total wholesale net revenues, respectively, and 71.6%, 79.5% and 76.0% of our total net revenues, respectively. As of December 31, 2003 and 2002, receivables from these customers collectively comprised 70.3% and 75.3%, respectively, of our gross accounts receivable balance.

     For the year ended December 31, 2003, EarthLink, Inc. and AT&T, two wholesale customers in our CSP business segment, accounted for 21.5% and 12.5%, respectively, of our total net revenues. For the year ended December 31, 2002, these customers accounted for 20.0% and 10.4%, respectively, of our total net revenues. For the year ended December 31, 2001, these customers accounted for 17.5% and 6.4%, respectively, of our total net revenues. As of December 31, 2003, receivables from these customers comprised 20.9% and 17.1%, respectively, of our gross accounts receivable balance. As of December 31, 2002, receivables from these customers comprised

25.9% and 11.7%, respectively, of our gross accounts receivable balance. No other individual customer accounted for more than 10% of our total revenues in 2003, 2002 and 2001.

     Beginning in January 2004 we realigned our business and no longer maintain CSP and CBS as separate business units. We believe this realignment will lead to more efficient product development, sales and marketing because we will no longer have two separate groups providing these functions. We expect most of our revenue growth in 2004 to come from our wholesale customers because we expect increased sales of business-grade services by these resellers and increased sales through line-splitting agreements with wholesale customers like AT&T.

Wholesaler Financial Difficulties

     Some of our resellers are experiencing financial difficulties. During the years ended December 31, 2003, 2002 and 2001, certain of these customers either were not current in their payments for our services or were essentially current in their payments but, subsequent to the end of the reporting period, their financial condition deteriorated significantly and some of them filed for bankruptcy protection. Based on this information, we determined that the collectibility of revenues from these customers was not reasonably assured or our ability to retain some or all of the payments received from some of these customers that filed for bankruptcy protection was not reasonably assured. Accordingly, we have classified this group of customers as “financially distressed” for revenue recognition purposes. Although MCI, formerly known as WorldCom, Inc., filed for bankruptcy protection during the year ended December 31, 2002, we have not classified it as a financially distressed customer based on MCI’s specific facts and circumstances in relation to the revenue recognition criteria described in Note 2 to our consolidated financial statements. Therefore, we continued to recognize revenues from MCI on an accrual basis during 2003 and 2002.

     A number of our customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 1.3%, 5.6% and 7.1% of our total net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. As described above, although MCI filed for bankruptcy protection on July 21, 2002, we continued to recognize revenues from MCI on an accrual basis during 2003 and 2002 based on the revenue recognition criteria described in Note 2 to our consolidated financial statements. Consequently, the disclosures in the following paragraph related to financially distressed customers exclude amounts pertaining to MCI because we have not presently classified it as a financially distressed customer for revenue recognition purposes.

     During the years ended December 31, 2003, 2002 and 2001, we issued billings to our financially distressed customers aggregating $5,139, $42,881 and $74,928, respectively, that were not recognized as revenues or accounts receivable in our consolidated financial statements. However, we recognized net revenues from certain of these customers when cash was collected aggregating $4,367, $47,609 and $29,003 during the years ended December 31, 2003, 2002 and 2001, respectively. Revenues recognized during the year ended December 31, 2003 and 2002, respectively, include payments totaling $827 and $4,427, respectively, from certain bankrupt customers that we received prior to January 1, 2002 and recorded as unearned revenues in our consolidated balance sheet as of December 31, 2001 because our ability to retain these payments was not reasonably assured as of that date. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, we determined that our ability to retain these payments was reasonably assured prior to December 31, 2003. Consequently, we recognized these payments as revenues during 2003 and 2002. No such payments were recognized as revenues during the year ended December 31, 2001. We had contractual receivables from our financially distressed customers totaling $1,093 and $6,031, respectively, as of December 31, 2003 and 2002 that are not reflected in our consolidated financial statements.

     We have identified certain of our customers, including MCI, who were essentially current in their payments for our services prior to December 31, 2003, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of December 31, 2003, that we believe may have a high risk of becoming financially distressed. Revenues from these customers accounted for approximately 11.6%, 34.6% and 14.2% of our total net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. As of

December 31, 2003, receivables from these customers comprised 14.7% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to December 31, 2003, revenue from such customers will only be recognized when cash is collected, as described above.

Operating Expenses

     Operating expenses include network and product costs, sales, marketing, general and administrative expenses, provision for and recoveries of bad debts, depreciation and amortization expenses, restructuring expenses, provisions for impairment of long-lived assets and litigation-related expenses.

     Our total operating expenses were as follows:

	Year ended December 31,

	2003	2002	2001

Amount	$491,050	$564,488	$869,476
Percent of net revenues	126.3%	147.2%	261.4%

     Network and Product Costs

     Network and product costs consist primarily of the costs of provisioning and maintaining telecommunications circuits and central office space, equipment sold to our customers, and labor related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

     Our network and product costs were as follows:

	Year ended December 31,

	2003	2002	2001

Amount	$283,401	$298,336	$461,875
Percent of net revenue	72.9%	77.8%	138.9%

     Our network and product costs during the year ended December 31, 2003 were lower because we managed our network capacity more efficiently and obtained lower prices for the copper loops we purchase from the traditional telephone companies. These reductions in network and product costs were partially offset by the additional network and product costs associated with the addition of subscribers to our network. In addition, during the year ended December 31, 2003, we changed our estimates of certain liabilities for transaction-based taxes and property taxes based on settlements reached with various states and local jurisdictions on our transaction-based taxes and additional compilation of data on the valuation of our taxable property and equipment. These changes in accounting estimate decreased our network and product costs by $8,439 during the year ended December 31, 2003. Also during 2003, we changed our estimates of certain liabilities for collocation and network services as a result of the resolution of various billing disputes with our vendors and on our receipt of an invoice in December 2003 from a vendor for certain services provided by such vendor primarily in 2000 and 2001, which we are currently disputing. These changes in accounting estimate increased our network and product costs by $3,414 during the year ended 2003. Network and product costs for the year ended December 31, 2003 include $6,018 of migration expenses from the Qwest customer list acquisition and $2,135 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods. Network and product costs for the year ended December 31, 2002 include a credit of $5,550 from the settlement of certain disputed network service obligations during the year and customer acquisition costs of $3,674 associated with the acquisition of InternetConnect assets. Included in network and product costs for the year ended December 31, 2001 is a credit of $5,570 from the settlement of certain disputed collocation claims costs of approximately $34,768 from our BlueStar subsidiary, which we deconsolidated effective June 25, 2001.

     We expect network and product costs to increase in future periods as we add subscribers and services like line-splitting to our network. To offset these increased costs, we plan to continue cost-saving programs, like outsourcing portions of our customer support to India and improving the technology we use to deliver our services. We expect that network and product costs as a percentage of revenue will decline as we transition more of our customer lines to line-splitting arrangements rather than line-sharing arrangements because we generally do not pay a fee to our partners for access to the high-frequency portion of the phone line used to provide our services in our line-splitting arrangements.

     As discussed in the “Overview — Recent Developments” and in “Part I, Item 3 Legal Proceedings”, there is uncertainty concerning our ability to purchase line-shared services from the traditional telephone companies as a result of the FCC’s Triennial Review decision. As a result of those legal and regulatory proceedings, it is possible that the traditional telephone companies could substantially increase the cost or reduce the availability of line-shared services, which would substantially increase our overall network cost structure and might cause us to discontinue our consumer grade services for new and existing customers.

     Sales, Marketing, General and Administrative Expenses

     Sales, marketing, general and administrative expenses consist primarily of salaries and related expenses and our promotional and advertising expenses.

     Our sales, marketing, general and administrative expenses were as follows:

	Year ended December 31,

	2003	2002	2001

Amount	$132,431	$150,373	$199,908
Percent of net revenue	34.1%	39.2%	60.1%

     We reduced our sales, marketing, general and administrative workforce in all periods, which contributed to a reduction in our expenses. In addition, for the year ended December 31, 2003, we reduced our advertising expense by $19,433. The decrease in sales, marketing, general and administrative expenses for the year ended December 31, 2003 was partially offset by charges of $1,236 for additional stock-based compensation and $3,796 for the potential applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods.

     The decrease in sales, marketing, general and administrative expenses for the year ended December 31, 2002 is also partially attributable to the deconsolidation of our BlueStar subsidiary, which was effective June 25, 2001. We incurred no sales, marketing, general and administrative expenses related to BlueStar for the year ended December 31, 2002 as compared to $11,510 for the year ended December 31, 2001. Sales, marketing, general and administrative expenses for the year ended December 31, 2002 include a reduction of amortization expense related to non-cash deferred stock-based compensation in the amount of $3,074. For the year ended December 31, 2002, the decrease in sales, marketing, general and administrative expenses was offset by an increase of approximately $10,616 in advertising expenses attributable to our radio, television and other various media marketing and advertising programs related to our “Popularizing Broadband” campaign, which we launched on September of 2002.

     We expect sales, marketing, general and administrative expense levels to remain relatively unchanged. We plan to incur additional advertising expenses to support sales of business-grade services and our anticipated deployment of VoIP services in the second half of 2004. We plan that these increased advertising expenses will be offset by other cost-saving measures.

     Depreciation and Amortization

     Depreciation and amortization of property and equipment was $56,559, $112,438 and $137,920 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in 2003 and 2002 was due principally to asset retirements and certain assets becoming fully depreciated during 2002 and 2003. As a result of increased capital expenditures in 2003 to support additional end users, and anticipated expenditures in 2004 to add capabilities to our network and expand coverage to an additional 200 central office locations, we expect depreciation and amortization to increase.

     Amortization of intangible assets was $17,325, $14,650 and $12,919 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in amortization of intangible assets in 2003 and 2002 resulted from the resumption of our network build for selected markets during 2003 and 2002, which increased collocation fee expenditures and related amortization expenses. We expect amortization of intangible assets to continue to increase as a result of adding 200 central offices to our network in 2004.

     Following the completion of our long-lived asset impairment analysis as of December 31, 2000, as discussed below, we also re-evaluated the remaining estimated useful lives of our long-lived assets, including intangibles. As a result, effective January 1, 2001, we reduced the remaining estimated useful lives of all long-lived assets, excluding buildings and leasehold improvements, that previously had estimated useful lives in excess of five years so that the residual balances and any subsequent additions are now depreciated or amortized over five years. This change in accounting estimate decreased our net income by $14,006, or $0.08 per share, in 2001.

     We do not allocate depreciation and amortization expense to our business segments.

     Provision for Restructuring Expenses

     During the year ended December 31, 2003, we reduced our workforce by approximately 113 employees, which represented approximately 10.3% of our workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions, we recorded restructuring expenses, consisting primarily of employee severance benefits, of $1,235 during the year ended December 31, 2003. While we do not currently plan to make any additional material reductions in force, business conditions may require additional reductions in future periods.

     We recorded restructuring expenses aggregating $14,364 during the year ended December 31, 2001. These expenses consist principally of collocation and building lease termination costs that met the requirements for accrual in 2001. Of these expenses, $2,140 related to the BlueStar shutdown. We did not record any restructuring expenses during 2002. We continuously evaluate and consider whether additional restructuring is necessary, consequently, additional charges to operations related to any further restructuring activities may be incurred in future periods.

     Provision for Long-Lived Asset Impairment

     During the year ended December 31, 2001, we recorded a charge in the amount of $11,988 for the impairment of certain long-lived assets. In the fourth quarter of 2001, we made a decision to sell our Manassas, Virginia facility, including land, a building and certain furniture and fixtures. In March 2002, we entered into a non-binding agreement with a third party to sell this property for less than its book value. The sale of our Manassas facility resulted in a write-down of this property in the amount of $9,999. We also recorded a write-down of goodwill in the amount of $1,989 during 2001 associated with our BlueStar subsidiary.

     Litigation-related Expenses

     We recorded a credit to litigation-related expenses of $11,628 for the year ended December 31, 2002. The credit represents the non-cash valuation adjustment for the change in value of the 6,495,844 shares of common stock that will ultimately be distributed pursuant to the Memorandum of Understanding described in Note 10 to our consolidated financial statements and in “Part I. Item 3 Legal Proceedings.” We recorded litigation-related expenses of $31,160 for the year ended December 31, 2001, including a cash payment of $5,359 and a non-cash charge of $25,801 for the value of 9,328,334 shares of common stock that either were issued in 2001 or will ultimately be issued, as described above. We did not recognize similar charges or credits for the year ended December 31, 2003.

Other Income (Expense)

     Net Interest Expense

     Our net interest expense was $3,421, $459 and $68,189 for the years ended December 31, 2003, 2002 and 2001, respectively. Net interest expense during the years ended December 31, 2003 and 2002 consisted principally of interest expense on our long-term note payable to SBC, which is further described below, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense during the year ended December 31, 2001 consisted primarily of interest expense on notes that were extinguished upon our emergence from our voluntary bankruptcy proceeding and capital lease obligations, less interest income earned on our cash, cash equivalents and short-term investments balances on hand during the years. For the year ended December 31, 2001, our contractual interest obligation on our notes was $142,356. During the year ended December 31, 2001, we completed a reorganization under Chapter 11 of the United States Bankruptcy Code. Under our Plan, we were able to extinguish approximately $1,394,020 in aggregate face amount of outstanding notes, including accrued interest, in exchange for a combination of approximately $271,708 in cash and 35,292,800 common shares, or 15% of the reorganized company. As a result of the extinguishment, we did not recognize contractual interest expense of $49,574 for the year ended December 31, 2001 on these notes.

     As described above, upon our emergence from Chapter 11 bankruptcy on December 20, 2001 (see Note 3 to our consolidated financial statements—Reorganization Under Bankruptcy Protection—for additional information), we entered into a series of new agreements with SBC (see Note 11 to our consolidated financial statements—Stockholders’ Equity (Deficit)—for additional information). One such agreement, the Credit Agreement, involves a term note that is collateralized by substantially all of our domestic assets. This note bears interest at 11%, which is payable quarterly beginning in December 2003. The entire unpaid principal balance is payable in December 2005. We have the right to prepay the principal amount of the note, in whole or in part, at any time without penalty.

     Our current net interest expense is limited to accrued interest on our 11% note payable to SBC offset by interest earned on cash balances. We may, however, seek additional debt financing if it is available on terms that we believe are favorable. If we seek additional debt financing our interest expense may increase.

     Reorganization Items

     During the year ended December 31, 2001, we recognized expenses directly associated with our Chapter 11 bankruptcy proceeding in the amount of $62,620.

     These reorganization expenses consisted of non-cash adjustments to unamortized debt issuance costs and discounts and professional fees for legal and financial advisory services.

     Investment Losses

     We recorded losses and write-downs on investments for the year ended December 31, 2003 in the amount of $1,026. This included impairment write-downs of equity investments of $747 and our equity in the losses of unconsolidated affiliates of $279. We recorded losses and write-downs on investments for the year ended December 31, 2002 in the amount of $1,847. This included a net realized loss on short-term investments of $17, an impairment write-down of an equity investment of $388, our equity in the losses of unconsolidated affiliates of $806 and a net realized loss on the sale of certain investments in unconsolidated affiliates of $636. We recorded losses and write-downs on investments for the year ended December 31, 2001 in the amount of $19,062. This included impairment write downs of equity investments of $10,069, our equity in the losses of unconsolidated affiliates of $13,769, the recognition of other than temporary losses on short-term investments of $1,311, a net realized gain on short-term investments of $5,909 and a net realized gain on the sale of an investment in an unconsolidated affiliate of $178.

     Miscellaneous Income and Expenses

     We recorded miscellaneous income for the year ended December 31, 2003 in the amount of $6,715. Included in this amount are $5,606 of royalty payments received from a license agreement on our OSS software, $5,000 of which was received as a result of an amendment to the license agreement that resulted in the acceleration of a payment that was originally scheduled to be received in 2005. The remaining balance included in miscellaneous income is primarily comprised of trade purchase discounts. We recorded miscellaneous expenses for the years ended December 31, 2002 and 2001 in the amount of $1,530 and $2,218, respectively. These amounts are primarily comprised of losses on the disposition of certain of our fixed assets.

     Gain on Extinguishment of Debt

     We recorded a gain on extinguishment of debt in the amount of $1,033,727 for the year ended December 31, 2001. See Note 3 to our consolidated financial statements—Reorganization Under Bankruptcy Proceedings—for additional information.

Income Taxes

     We made no provision for income taxes in any period presented in the accompanying consolidated financial statements because we incurred operating losses in each of these periods. In addition, we made no provision for income taxes on the gain resulting from the extinguishment of debt in 2001 due to the relevant tax regulations governing the treatment of debt extinguishment income in Chapter 11 bankruptcy proceedings. As of December 31, 2003, we had net operating loss carryforwards for federal tax purposes of approximately $761,000, which will begin to expire in 2022, if not utilized. As a result of the Company emerging from bankruptcy, the federal operating loss carryforwards have been reduced by approximately $995,000 in 2001. We also had aggregate net operating loss carryforwards for state income tax purposes of approximately $1,221,000, of which $14,856 will expire in 2004, $122,832 will expire in 2005, and $1,083,312 will expire through 2022, if not utilized. In addition, we had capital loss carryforwards for federal and state income tax purposes of approximately $42,000, which will begin to expire in 2006.

     The utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

     Realization of our deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $39,071, $129,529 and $(145,941) during the years ended December 31, 2003, 2002 and 2001, respectively.

Quarterly Financial Information (Unaudited)

     The Company’s 2003 and 2002 unaudited condensed consolidated quarterly financial information is as follows:

	Three months ended

	March 31	June 30	September 30	December 31

2003:
Revenues, net	$90,860	$92,445	$100,507	$105,039
Network and product costs	$68,877	$68,632	$74,052	$71,840
Sales, marketing, general and administrative	$36,895	$31,791	$32,510	$31,235
Loss from operations	$(34,330)	$(26,194)	$(23,876)	$(17,799)
Net loss	$(34,722)	$(27,287)	$(25,143)	$(12,779)
Basic and diluted net loss per share	$(0.16)	$(0.12)	$(0.11)	$(0.06)
2002:
Revenues, net	$101,666	$97,733	$96,206	$87,891
Network and product costs	$90,194	$76,262	$69,546	$62,334
Sales, marketing, general and administrative	$37,204	$33,833	$41,173	$38,163
Loss from operations	$(56,374)	$(39,524)	$(51,864)	$(33,230)
Net loss	$(56,839)	$(40,793)	$(51,707)	$(35,489)
Basic and diluted net loss per share	$(0.26)	$(0.19)	$(0.23)	$(0.16)

     During the year ended December 31, 2003, a matter was identified related to prior financial reporting periods that necessitated the recording of additional expense. Such matter was related to the modification of stock options granted to certain employees in prior years. These modifications occurred upon the separation of such employees from our Company, principally during 2000. Accordingly, for the year ended December 31, 2003, we recorded additional stock-based compensation expense in the amount of $1,236 ($0.01 per share). Such amount is reflected in our sales, marketing, general and administrative expenses for the year ended December 31, 2003. We do not believe this amount is material to the periods in which it should have been recorded, nor do we believe it is material to our consolidated operating results for the year ended December 31, 2003. This adjustment is principally related to 2000, the impact of which would have been to increase sales, marketing, general and administrative expenses and net loss by $1,236 ($0.01 per share) for such year. As explained below, certain other adjustments were recorded during 2002 that related to prior periods. $1,139 of such amounts pertained to 2000, the effect of which would have been to decrease our 2000 net loss by $0.01 per share. The aggregate effect of the adjustments recorded during the years ended

December 31, 2003 and 2002 to the previously reported results of operations for the year ended December 31, 2000 would be to increase net loss by $97, or $0.00 per share, for such year if these adjustments had been recorded in 2000.

     As part of the continuing evaluation of our network assets during the third and fourth quarters of 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to certain expenses. Such matters were related principally to (i) changes in our network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment, (ii) the capitalization of certain network and product costs that should have been charged to operating expenses when they were incurred and (iii) various restructuring activities that resulted in the abandonment of certain network equipment and leasehold improvements. Accordingly, for the three months ended September 30, 2002, we recorded additional (i) depreciation expense of $9,584 and (ii) network and product costs of $1,215. During the three months ended December 31, 2002, we reduced depreciation expense by $1,306 and recorded additional (i) network and product costs of $1,930, (ii) loss on the disposition of property and equipment of $863 and (iii) interest expense of $75 as a result of this continuing evaluation. In addition, as part of our financial statement close process for the fourth quarter of 2002, we discovered that we had overstated our non-cash amortization expense relating to deferred stock-based compensation in prior periods by $3,745. Therefore, we recorded reductions of (i) network and product costs of $671 and (ii) sales, marketing, general and administrative expense of $3,074 during the three months ended December 31, 2002. Furthermore, as part of the review of our December 31, 2002 tax accruals, we determined that we had overstated our transaction-based tax and other tax accruals in prior periods by $5,291, which we adjusted during the three months ended December 31, 2002 through a reduction of network and product costs of $5,122 and a reduction of sales, marketing, general and administrative expenses of $169. The adjustment was primarily driven by various complex rules surrounding our estimated liability to the Federal Universal Service Fund. We do not believe any of the aforementioned amounts are material to the periods in which they should have been recorded, nor do we believe the prospective correction of such amounts during the year ended December 31, 2002 is material to our consolidated operating results for such year. The impact on prior financial reporting periods in 2003 and 2002 would have been as follows if the amounts described above had been recorded in the proper financial reporting periods:

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2003	2003	2003	2003	2003

Net loss, as reported	$(34,722)	$(27,287)	$(25,143)	$(12,779)	$(99,931)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss, as reported	—	1,236	—	—	1,236

Net loss, net of effect of prospectively correcting certain differences relating to prior periods	(34,722)	(26,051)	(25,143)	(12,779)	(98,695)

Net loss per share, as reported	(0.16)	(0.12)	(0.11)	(0.06)	(0.44)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss per share, as reported	—	0.01	—	—	—

Net loss per share, net of effect of prospectively correcting certain differences relating to prior periods	(0.16)	(0.11)	(0.11)	(0.06)	(0.44)

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2002	2002	2002	2002	2002

Net loss, as reported	$(56,839)	$(40,793)	$(51,707)	$(35,489)	$(184,828)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss, as reported	—	—	10,799	(7,474)	3,325
Effect of unadjusted differences	(1,186)	(1,231)	1,386	—	(1,031)

Net loss, had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(58,025)	(42,024)	(39,522)	(42,963)	(182,534)

Net loss per share, as reported	(0.26)	(0.19)	(0.23)	(0.16)	(0.84)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss per share, as reported	—	—	0.04	(0.03)	0.01
Effect of unadjusted differences	(0.01)	(0.01)	0.01	—	(0.01)

Net loss per share, had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(0.27)	(0.20)	(0.18)	(0.19)	(0.84)

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

     We acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $8,346, $5,774 and $13,928 for the years ended December 31, 2003, 2002 and 2001, respectively. We also purchased certain products from a company in which Mr. Marshall serves as a director.

Purchases from this vendor totaled $269, $258 and $140 during the years ended December 31, 2003, 2002 and 2001, respectively.

     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of our resellers. We recognized revenues from TelePacific of $611, $1,311 and $1,822 for the years ended December 31, 2003, 2002 and 2001, respectively.

     L. Dale Crandall, one of our directors, is also a director of BEA Systems, one of our vendors. We paid $2,232, $121 and $214 to BEA Systems during the years ended December 31, 2003, 2002 and 2001, respectively.

     We believe the terms of these transactions are comparable to transactions that would likely be negotiated with clearly independent parties.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internal support system infrastructure, the purchase of telecommunications equipment and the design, development and maintenance of our networks. Capital expenditures were $59,031 for the year ended December 31, 2003. This included $3,750 of expenditures in connection with our acquisition of a customer list from Qwest.

     We expect to incur $7,833 in capital expenditures for the purchase of additional equipment for the 200 central offices we plan to add to our network in 2004. Even with these expenditures, we do not anticipate a significant change in our capital expenditures for 2004. However, if we do not add end-users to our network at the rate that we anticipate capital expenditures will be lower in comparison to 2003. If we add more end-users than we anticipate, our capital expenditures related to the new end-users will increase in comparison with 2004.

     From our inception through December 31, 2003, we have financed our operations primarily through private placements of $220,600 of equity securities, $1,282,000 in net proceeds raised from the issuance of notes, including our agreement with SBC for a $50,000 note payable, a $75,000 collateralized deposit from SBC and $719,000 in net proceeds raised from public equity offerings. As of December 31, 2003, we had an accumulated deficit of $1,629,267, and unrestricted cash, cash equivalents, and short-term investments of $114,345. In addition, we had a stockholders’ deficit as of December 31, 2003 of $5,553 and current liabilities of $114,317.

     Net cash used in our operating activities was $45,553 for the year ended December 31, 2003, in comparison with $76,042 in net cash used in our operating activities for the year ended December 31, 2002. The net cash used in our operating activities during 2003 was primarily due to the net loss of $99,931, a decrease in collateralized customer deposits of $7,933, and a decrease in unearned revenues of $12,089, offset by depreciation and amortization charges of $73,884, a decrease in deferred costs of service activation of $8,800, an increase in accounts payable of $2,067, and miscellaneous income from the recovery of certain internal-use licensed software costs of $5,606.

     Net cash provided by our investing activities was $8,508 for the year ended December 31, 2003. The net cash provided by our investing activities during this period was primarily due to purchases of short-term investments of $131,903 and capital expenditures of $59,031, offset by maturities of short-term investments of $191,894 and the recovery of internal-use software costs of $7,345.

     Net cash provided by our financing activities was $8,005 for the year ended December 31, 2003. The net cash provided by our financing activities during this period resulted from purchases of our common stock by our employees under our stock purchase plan and stock option plan totaling $8,170, offset by principal payments under capital lease obligations of $165.

     As of December 31, 2003, we had $65,376 in unrestricted cash and cash equivalents and $48,969 in unrestricted short-term investments. We expect to experience negative cash flow from operating and investing activities into 2004 until we add enough end-users to our network to cover the fixed cost of maintaining our network and pay for our sales, marketing, general and administrative expenses. Our future cash requirements for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

•	the effect of the FCC’s Triennial Review order, our continuing ability to access line-shared telephone wires and other traditional telephone company facilities at reasonable prices;

•	the deployment of local voice services by providers other than the traditional telephone companies and our ability to bundle our data services with the voice services of these alternative providers;

•	the rate at which wholesalers and end-users purchase and pay for our services and the pricing of such services;

•	the financial condition of our customers;

•	the level of marketing required to acquire and retain customers and to continue to maintain a competitive position in the marketplace;

•	the rate at which we invest in engineering, development and intellectual property with respect to existing and future technology;

•	the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	network development schedules and associated costs; and

•	the number of regions entered, the timing of entry and services offered.

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

     Our contractual debt, lease and purchase obligations as of December 31, 2003 for the next five years, and thereafter, were as follows:

	2004	2005-2006	2007-2008	Thereafter	Total

Note payable to SBC	$—	$50,000	$—	$—	$50,000
Office leases	4,696	6,087	3,355	269	14,407
Other operating leases	303	209	—	—	512
Purchase obligations	20,665	4,475	—	—	25,140

	$25,664	$60,771	$3,355	$269	$90,059

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

     In 2002, we entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to us. We have a monthly minimum usage requirement which began in June 2002. The agreement expires in May 2005 has a minimum remaining aggregate purchase obligation of $11,390 as of December 31, 2003. Similarly, in 2002 and we entered into a three-year, non-exclusive agreement with AT&T for the right to provide certain data services to us. We have an annual minimum usage requirement which began in January 2002. The agreement expires in December 2004 and we have a minimum remaining aggregate purchase obligation of approximately $11,500 as of December 31, 2003. In addition, in 2002, we entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to us. We have an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $2,250 as of December 31, 2003.

     We have in the past described our expectation of attaining cash flow sufficiency in mid-2004. Nonetheless, adverse business, legal, regulatory or legislative developments, such as the inability to continue line-sharing, may require us to raise additional financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise additional capital. If we are unable to acquire additional capital on favorable terms if needed, or are required to raise it on terms that are less satisfactory than we desire, our financial condition will be adversely affected.

     Our 2004 business plan includes certain discretionary spending that is based on several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessarily, we will curtail this discretionary spending so that we can continue as a going concern at least through December 31, 2004 using only our unrestricted cash, cash equivalent and short term investment balances in existence as of December 31, 2003.

Forward-Looking Statements

     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	the impact of the FCC’s decision in the Triennial Review and our ability to obtain access to line-sharing at rates that allow us to sell consumer-grade services to new customers;

•	expectations regarding the continuing deployment of local voice services by providers other than the traditional telephone companies and our ability to bundle our data services with the voice services of these alternative providers;

•	expectations regarding our ability to become cash-flow positive;

•	expectations regarding the extent to which customers purchase our services;

•	expectations regarding our relationships with our strategic partners and other potential third parties;

•	expectations as to pricing for our services in the future;

•	expectations regarding our margins on our service offerings;

•	the possibility that we will increase our revenues;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including expectations regarding when we anticipate operating on a cash flow positive basis, the adequacy of our cash reserves, our monthly cash burn rate and the number of installed lines;

•	plans to develop and commercialize value-added services, like Voice over Internet Protocol;

•	our anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	the effect of regulatory changes;

•	the effect of litigation currently pending; and

•	other statements contained in this Report on Form 10-K regarding matters that are not historical facts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of December 31, 2003 is fixed-rate debt.

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

     We have audited the accompanying consolidated balance sheets of Covad Communications Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covad Communications Group, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Walnut Creek, California
February 12, 2004

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$65,376	$94,416
Short-term investments	48,969	108,076
Restricted cash and cash equivalents	2,892	2,576
Accounts receivable, net of allowances of $4,951 at December 31, 2003 ($5,388 at December 31, 2002)	28,528	21,746
Unbilled revenues	5,127	3,921
Other receivables	637	1,385
Inventories	5,335	5,096
Prepaid expenses and other current assets	3,761	5,524

Total current assets	160,625	242,740
Property and equipment, net	94,279	108,737
Collocation fees and other intangible assets, net of accumulated amortization of $49,698 at December 31, 2003 ($32,372 at December 31,2002)	40,848	43,284
Investments in unconsolidated affiliates	—	1,026
Deferred costs of service activation	31,486	40,286
Deferred customer incentives	4,431	3,540
Other long-term assets	3,042	2,548

Total assets	$334,711	$442,161

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$12,982	$10,915
Accrued compensation	21,661	12,774
Current portion of capital lease obligations	—	165
Accrued collocation and network service fees	18,714	16,537
Accrued transaction-based taxes	35,268	45,426
Accrued interest	5,683	5,683
Accrued market development funds and customer incentives	7,024	6,422
Unresolved claims related to bankruptcy proceedings	7,378	7,381
Other accrued liabilities	5,607	8,581

Total current liabilities	114,317	113,884
Long-term debt	50,000	50,000
Collateralized customer deposit	60,258	68,191
Deferred gain resulting from deconsolidation of subsidiary	53,963	53,972
Unearned revenues	61,726	73,815

Total liabilities	340,264	359,862
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value; 590,000,000 shares authorized; 230,163,012 shares issued and outstanding at December 31, 2003 (223,182,511 shares issued and outstanding at December 31, 2002)	230	223
Common stock — Class B, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Additional paid-in capital	1,624,489	1,612,319
Deferred stock-based compensation	(52)	(160)
Accumulated other comprehensive loss	(953)	(747)
Accumulated deficit	(1,629,267)	(1,529,336)

Total stockholders’ equity (deficit)	(5,553)	82,299

Total liabilities and stockholders’ equity (deficit)	$334,711	$442,161

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,

	2003	2002	2001

Revenues, net	$388,851	$383,496	$332,596
Operating expenses:
Network and product costs	283,401	298,336	461,875
Sales, marketing, general and administrative	132,431	150,373	199,908
Provision for bad debts (bad debt recoveries)	99	319	(658)
Depreciation and amortization of property and equipment	56,559	112,438	137,920
Amortization of intangible assets	17,325	14,650	12,919
Provision for restructuring expenses	1,235	—	14,364
Provision for long-lived asset impairment	—	—	11,988
Litigation-related expenses, net	—	(11,628)	31,160

Total operating expenses	491,050	564,488	869,476

Loss from operations	(102,199)	(180,992)	(536,880)
Other income (expense):
Interest income	2,105	5,122	24,593
Realized gain (loss) on short-term investments	—	(17)	5,909
Other than temporary losses on short-term investments	—	—	(1,311)
Provision for impairment of investments in unconsolidated affiliates	(747)	(388)	(10,069)
Equity in losses of unconsolidated affiliates	(279)	(806)	(13,769)
Gain (loss) on disposal of investments in unconsolidated affiliate	—	(636)	178
Interest expense (contractual interest expense was $142,356 during the year ended December 31, 2001)	(5,526)	(5,581)	(92,782)
Miscellaneous income (expense), net	6,715	(1,530)	(2,218)
Reorganization expenses, net	—	—	(62,620)
Gain on extinguishment of debt	—	—	1,033,727

Other income (expense), net	2,268	(3,836)	881,638

Net income (loss)	$(99,931)	$(184,828)	$344,758

Basic and diluted per share amounts:
Net income (loss)	$(0.44)	$(0.84)	$1.94

Weighted average common shares used in computing basic and diluted per share amounts	224,949,891	219,743,662	177,347,193

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional
					Paid-In
	Shares	Amount	Shares	Amount	Capital

Balances at December 31, 2000	—	—	171,937,452	$172	$1,509,365
Issuance of common stock	—	—	1,010,000	1	579
Issuance of common stock upon exercise of options	—	—	4,100,979	4	2,109
Repurchase of common stock	—	—	(67,500)	—	(172)
Issuance of common stock upon emergence from Chapter 11 bankruptcy	—	—	37,292,800	37	93,568
Deconsolidation of subsidiary	—	—	—	—	—
Stock-based compensation	—	—	—	—	439
Issuance of common stock for business acquisition	—	—	2,268,481	2	2,062
Reversal of deferred stock-based compensation	—	—	—	—	(1,213)
Amortization of deferred stock-based compensation	—	—	—	—	—
Unrealized losses on available-for-sale securities	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Net income	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Notes	Accumulated		Total
	Deferred	Receivable	Other		Stockholders’
	Stock-Based	From	Comprehensive	Accumulated	Equity
	Compensation	Stockholders	Income (Loss)	Deficit	(Deficit)

Balances at December 31, 2000	$(3,067)	$(423)	$556	$(1,689,266)	$(182,663)
Issuance of common stock	—	—	—	—	580
Issuance of common stock upon exercise of options	—	—	—	—	2,113
Repurchase of common stock	—	—	—	—	(172)
Issuance of common stock upon emergence from Chapter 11 bankruptcy	—	—	—	—	93,605
Deconsolidation of subsidiary	—	423	—	—	423
Stock-based compensation	—	—	—	—	439
Issuance of common stock for business acquisition	—	—	—	—	2,064
Reversal of deferred stock-based compensation	1,213	—	—	—	—
Amortization of deferred stock-based compensation	1,597	—	—	—	1,597
Unrealized losses on available-for-sale securities	—	—	(2,327)	—	(2,327)
Foreign currency translation	—	—	(588)	—	(588)
Net income	—	—	—	344,758	344,758

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(Amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional
					Paid-In
	Shares	Amount	Shares	Amount	Capital

Balances at December 31, 2001	—	—	216,542,212	216	1,606,737
Issuance of common stock	—	—	5,417,251	6	4,303
Issuance of common stock upon exercise of options	—	—	1,005,937	1	398
Issuance of common stock following emergence from Chapter 11 bankruptcy	—	—	217,111	—	261
Issuance of warrants	—	—	—	—	3,790
Stock-based compensation	—	—	—	—	285
Deferred stock-based compensation	—	—	—	—	290
Amortization (reversal) of deferred stock-based compensation	—	—	—	—	(3,745)
Unrealized losses on available-for-sale securities	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Net loss	—	—	—	—	—

Balances at December 31, 2002	—	—	223,182,511	223	1,612,319
Issuance of common stock	—	—	1,996,222	2	1,721
Issuance of common stock upon exercise of options	—	—	4,984,279	5	6,453
Issuance of warrants			—	—	2,640
Stock-based compensation	—	—	—	—	1,356
Amortization (reversal) of deferred stock-based compensation	—	—	—	—	—
Unrealized losses on available-for-sale securities	—	—	—	—	—
Net loss	—	—	—	—	—

Balances at December 31, 2003	—	$—	230,163,012	$230	$1,624,489

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Notes	Accumulated		Total
	Deferred	Receivable	Other		Stockholders’
	Stock-Based	From	Comprehensive	Accumulated	Equity
	Compensation	Stockholders	Income (Loss)	Deficit	(Deficit)

Balances at December 31, 2001	(257)	—	(2,359)	(1,344,508)	259,829
Issuance of common stock	—	—	—	—	4,309
Issuance of common stock upon exercise of options	—	—	—	—	399
Issuance of common stock following emergence from Chapter 11 bankruptcy	—	—	—	—	261
Issuance of warrants	—	—	—	—	3,790
Stock-based compensation	—	—	—	—	285
Deferred stock-based compensation	(290)	—	—	—	—
Amortization (reversal) of deferred stock-based compensation	387	—	—	—	(3,358)
Unrealized losses on available-for-sale securities	—	—	270	—	270
Foreign currency translation	—	—	1,342	—	1,342
Net loss	—	—	—	(184,828)	(184,828)

Balances at December 31, 2002	(160)	—	(747)	(1,529,336)	82,299
Issuance of common stock	—	—	—	—	1,723
Issuance of common stock upon exercise of options	—	—	—	—	6,458
Issuance of warrants	—	—	—	—	2,640
Stock-based compensation	—	—	—	—	1,356
Amortization of deferred stock-based compensation	108	—	—	—	108
Unrealized losses on available-for-sale securities	—	—	(206)	—	(206)
Net loss	—	—	—	(99,931)	(99,931)

Balances at December 31, 2003	$(52)	$—	$(953)	$(1,629,267)	$(5,553)

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,

	2003	2002	2001

Operating Activities:
Net income (loss)	$(99,931)	$(184,828)	$344,758
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts (bad debt recoveries)	99	319	(658)
Depreciation and amortization	73,884	127,088	150,839
Loss on disposition of property and equipment	112	1,712	2,679
Non-cash reorganization expenses	—	—	42,856
Non-cash litigation-related expenses	—	(11,628)	25,801
Provision for long-lived asset impairment	—	—	11,988
Amortization (reversal) of deferred stock-based compensation, net	108	(3,358)	1,597
Other stock-based compensation	1,367	305	439
Other non-cash charges	1,749	803	—
Accretion of interest on investments	(1,090)	(209)	(7,136)
Accretion of debt discount and amortization of deferred debt issuance costs	—	—	20,845
Other than temporary losses on short-term investments	—	—	1,311
Provision for impairment of investments in unconsolidated affiliates	747	388	10,069
Equity in losses of unconsolidated affiliates	279	806	13,769
Miscellaneous income from internal-use software license royalties	(5,606)	—	—
(Gain) loss on disposal of investment in unconsolidated affiliates	—	636	(178)
Gain on extinguishment of debt	—	—	(1,033,727)
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	(316)	6,627	(9,103)
Accounts receivable	(6,881)	1,180	532
Unbilled revenues	(1,206)	1,043	2,282
Inventories	(239)	2,153	6,748
Prepaid expenses and other assets	1,995	4,159	3,163
Deferred costs of service activation	8,800	17,676	(5,131)
Accounts payable	2,067	(4,927)	(53,652)
Unresolved claims related to bankruptcy proceedings	(3)	(2,930)	22,200
Collateralized customer deposit	(7,933)	(6,809)	—
Accrued restructuring expenses	—	—	2,024
Other current liabilities	(1,466)	(1,366)	(22,291)
Unearned revenues	(12,089)	(24,882)	12,777

Net cash used in operating activities	(45,553)	(76,042)	(455,199)

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Amounts in thousands)

	Year ended December 31,

	2003	2002	2001

Investing Activities:
Cash relinquished as a result of deconsolidating a subsidiary	—	—	(1,599)
Purchase of short-term investments	(131,903)	(237,088)	(638,096)
Maturities of short-term investments	191,894	165,526	547,477
Sale of short-term investments	—	40,017	329,458
Redemption of restricted investments	—	—	26,875
Purchase of restricted investments in connection with bankruptcy proceedings	—	—	(257,202)
Redemption of restricted investments in connection with bankruptcy proceedings	—	—	270,698
Purchase of property and equipment	(44,142)	(22,782)	(15,732)
Proceeds from sale of property and equipment	181	13,451	1,280
Recovery of internal-use software costs	7,345	814	2,000
Payment of collocation fees and purchase of other intangible assets	(14,889)	(3,782)	(7,940)
Proceeds from sale of investments in unconsolidated affiliates	—	3,360	1,225
Decrease (increase) in other long-term assets	22	371	(206)

Net cash provided by (used in) investing activities	8,508	(40,113)	258,238
Financing Activities:
Proceeds from collateralized customer deposit	—	—	75,000
Proceeds from issuance of long-term debt	—	—	50,000
Principal payments of long-term debt in connection with bankruptcy proceedings	—	—	(271,708)
Other principal payments of long-term debt	—	—	(8,393)
Principal payments under capital lease obligations	(165)	(328)	(1,089)
Proceeds from common stock issuance, net of repurchase	8,170	3,089	2,521

Net cash provided by (used in) financing activities	8,005	2,761	(153,669)

Net decrease in cash and cash equivalents	(29,040)	(113,394)	(350,630)
Cash and cash equivalents at beginning of year	94,416	207,810	558,440

Cash and cash equivalents at end of year	$65,376	$94,416	$207,810

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$5,510	$80	$68,051

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Equipment purchased through capital leases	$—	$482	$—

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001
(Amounts in thousands, except share and per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Organization, Business and Basis of Presentation

     Organization and Business

     Covad Communications Group, Inc. (“Covad”) is a provider of high-speed connectivity services. These services include a range of high-speed, high-capacity Internet and network access services utilizing digital subscriber line (“DSL”) technology and related value-added services. Covad’s high-speed connectivity services are sold to businesses and consumers directly and indirectly through Internet service providers (“ISPs”), enterprises, telecommunications carriers and other customers. These services are sold directly to business and consumer end-users through Covad’s field sales force, telephone sales, third party referrals and Covad’s Web site. ISPs purchase Covad’s services in order to provide high-speed Internet access to their business and consumer end-users. Enterprise customers purchase services directly or indirectly from Covad to provide their employees with high-speed remote access to the enterprise’s local area network. Other telecommunications carriers purchase Covad’s services for resale to their ISP affiliates, Internet users and enterprise customers.

     Basis of Presentation

     The consolidated financial statements include the accounts of Covad and its wholly owned subsidiaries (collectively, the “Company”), except for the accounts of BlueStar Communications Group, Inc. and its wholly owned subsidiaries (collectively, “BlueStar”), which have been excluded from the Company’s consolidated financial statements effective June 25, 2001 (Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company’s 2004 business plan includes certain discretionary spending that is based on several assumptions, including growth of the Company’s subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, the Company will curtail this discretionary spending so that it can continue as a going concern at least through December 31, 2004 using only the Company’s unrestricted cash, cash equivalent and short-term investment balances in existence as of December 31, 2003. Additionally, on August 21, 2003, the Federal Communications Commission (“FCC”) issued its order in the Triennial Review of its rules for network unbundling obligations of Incumbent Local Exchange Carriers (“ILECs”). Among other things, that order will phase-out the FCC rule requiring line-sharing over a three-year period. The ultimate impact of the Triennial Review order on the Company’s business, which currently relies to a large-extent on line-sharing to serve the Company’s consumer end-users, will depend on the Company’s ability to negotiate fair and reasonable prices substantially lower than the whole loop cost that will ultimately be permitted under the FCC’s rules. The Company does not believe the FCC’s revised unbundling rules will have a material adverse effect on the Company’s ability to continue as a going concern at least through December 31, 2004, but the Company’s operating results and financial condition may be adversely affected over time if the new rules result in substantially higher prices for access to the ILECs’ telephone lines.

     During the year ended December 31, 2003, a matter was identified related to prior financial reporting periods that necessitated the recording of additional expense. Such matter was related to the modification of stock options granted to certain employees in prior years. These modifications occurred upon the separation of such employees from the Company, principally during 2000. Accordingly, for the year ended December 31, 2003, the Company recorded additional stock-based compensation expense in the amount of $1,236 ($0.01 per share). Such amount is reflected in the Company’s sales, marketing, general and administrative expenses for the year ended December 31, 2003. The Company does not believe this amount is material to the periods in which it should have been recorded, nor does it believe it is material to its consolidated operating results for the year ended December 31, 2003. This adjustment is principally related to 2000, the impact of which would have been to increase sales, marketing, general and administrative expenses and net loss by $1,236 ($0.01 per share) for such year. As explained below, certain other adjustments were recorded during 2002 that related to prior periods. $1,139 of such amounts pertained to 2000, the effect of which would have been to decrease the Company’s 2000 net loss by $0.01 per share. The aggregate effect of the adjustments recorded during the year ended December 31, 2003 and 2002 to the previously reported results of operations for the year ended December 31, 2000 would be to increase net loss by $97, or $0.00 per share, for such year if these adjustments had been recorded in 2000.

     As part of the Company’s continuing evaluation of its network assets during the year ended December 31, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to certain expenses. Such matters were related principally to (i) changes in the Company’s network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment, (ii) the capitalization of certain network and product costs that should have been charged to operating expenses when they were incurred and (iii) various restructuring activities that resulted in the abandonment of certain network equipment and leasehold improvements. Accordingly, for the year ended December 31, 2002, the Company recorded additional (i) depreciation expense of $6,989 ($1,306 of which was recorded during the fourth quarter of 2002), (ii) network and product costs of $2,635 ($1,930 of which was recorded during the fourth quarter of 2002), (iii) loss on the disposition of property and equipment of $635 (all of which was recorded during the fourth quarter of 2002), and (iv) interest expense of $51 (all of which was recorded during the fourth quarter of 2002). In addition, as part of the Company’s financial statement close process for the year ended December 31, 2002, the Company discovered that it had overstated its amortization expense relating to non-cash deferred stock-based compensation in prior periods by $3,213. Therefore, for the year ended December 31, 2002, the Company recorded reductions of (i) network and products costs of $320 (all of which was recorded during the fourth quarter of 2002) and (ii) sales, marketing, general and administrative expense of $2,893 (all of which was recorded during the fourth quarter of 2002). Furthermore, as part of the Company’s review of its December 31, 2002 tax accruals, it determined that it had overstated its transaction-based tax and other tax accruals in prior periods by $4,804, which the Company adjusted during the year ended December 31, 2002 (all of which was recorded during the fourth quarter of 2002). The adjustment was primarily driven by various complex rules surrounding the Company’s estimated liability to the Federal Universal Service Fund (“FUSF”). The Company does not believe any of the aforementioned amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year (the prospective correction of the aforementioned amounts relating to prior periods increased the Company’s 2002 consolidated net loss by $2,294, or $0.01 per share, and decreased the Company’s 2001 net loss by $3,433 or $0.02 per share).

Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances (Notes 1 and 2), (ii) inventory valuation (Note 1), (iii) reorganization and restructuring liabilities (Notes 3 and 4), (iv) useful life assignments and impairment evaluations associated with property and equipment and intangible assets (Notes 1 and 5), (v) anticipated outcomes of legal proceedings and other disputes (Notes 3, 4 and 10), (vi) transaction-based tax and employment-related tax liabilities (Note 10) and (vii) valuation allowances associated with deferred tax assets (Note 12).

     Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of December 31, 2003 and 2002, cash equivalents consisted principally of money market mutual funds. All of the Company’s investments are classified as available-for-sale and stated at their fair market values, which are determined based on quoted market prices. The Company’s short-term investments had original maturities greater than three months, but less than one year, from the balance sheet dates. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold.

     Short-term investments consisted of the following:

		December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$38,961	$7	$—	$38,968
Certificates of deposit	10,000	1	—	10,001

Total available-for-sale securities	$48,961	$8	$—	$48,969

		December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$107,867	$209	$—	$108,076

Total available-for-sale securities	$107,867	$209	$—	$108,076

     As of December 31, 2003, the contractual maturities of all available-for-sale securities are between January 2004 and September 2004.

     Realized gains and losses resulting from the sale of available-for-sale securities were as follows:

	Year ended December 31,

	2003	2002	2001

Gains	$—	$—	$6,373
Losses	—	(17)	(464)

	$—	$(17)	$5,909

     Restricted Cash and Cash Equivalents

     As of December 31, 2003 and 2002, the Company held $2,892 and $2,576, respectively, in money market mutual funds, which (i) collateralize irrevocable letters of credit pertaining to certain operating lease commitments (Note 7) or (ii) are restricted for the payment of unresolved bankruptcy claims (Note 2).

     Other Investments

     Other investments consist primarily of strategic investments in privately held entities. These investments in privately held companies are accounted for under either the cost or equity methods of accounting, depending on the Company’s ability to significantly influence these entities.

     The Company performs periodic reviews of its investments for impairment. Impairment write-downs create a new carrying value for the investment and the Company does not record subsequent increases in fair value in excess of the new carrying value for these types of privately held investments accounted for under the cost or equity methods. The Company recorded write-downs of $747, $388 and $10,069 during the years ended December 31, 2003, 2002 and 2001, respectively, related to impairments of its privately held investments.

     Concentrations of Credit Risk, Significant Customers, Key Suppliers and Related Parties

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and restricted cash and cash equivalents. The Company’s cash and investment policies limit cash equivalents, short-term investments and restricted cash and cash equivalents to short-term, investment grade instruments. Cash and cash equivalents, short-term investments and restricted cash and cash equivalents are held primarily with various domestic and Canadian financial institutions with high credit standings. The Company has not experienced any significant losses on its cash, cash equivalents or restricted cash and cash equivalents. However, during the year ended December 31, 2001, the Company recognized other than temporary losses on certain available-for-sale securities aggregating $1,311. No similar losses were recognized during the years ended December 31, 2003 and 2002.

     The Company conducts business primarily with ISPs, enterprise customers and telecommunications carrier customers in the United States. As more fully described in Note 2, the Company has concentrations of credit risk with a small number of customers, and certain of the Company’s customers were experiencing financial difficulties as of December 31, 2003, 2002 and 2001 and were not current in their payments for the Company’s services at those dates. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. An allowance is maintained for estimated credit losses. During the years ended December 31, 2003, 2002 and 2001, the Company wrote-off certain accounts receivable balances aggregating $385, $2,652 and $10,371, respectively, against the allowance for credit losses. During the years ended December 31, 2003, 2002 and 2001, the Company recovered $374, $684 and $2,037, respectively, of accounts receivable balances previously written-off against such allowance.

     The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company’s business and results of operations.

     The Company’s former vice-chairman and former interim chief executive officer, Frank Marshall, who was also a member of the Company’s board of directors from October 1997 to December 2002, was a minority stockholder and former member of the board of directors of one of the Company’s former ISP customers, InternetConnect, which filed for bankruptcy protection in 2001 (Note 6).

     The Company acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $8,346, $5,774 and $13,928 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also purchased certain products from a company in which Mr. Marshall serves as a director. Purchases from this vendor totaled $269, $258 and $140 during the years ended December 31, 2003, 2002 and 2001, respectively.

     A member of the Company’s Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of the Company’s resellers. The Company recognized revenues from TelePacific of $611, $1,311 and $1,822 for the years ended December 31, 2003, 2002 and 2001, respectively. Another member of the Company’s Board of Directors, L. Dale Crandall, is also a director of BEA Systems, one of the Company’s vendors. The Company paid $2,232, $121 and $214 to BEA Systems during the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company believes the terms of these transactions are comparable to transactions that would likely be negotiated with clearly independent parties.

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

     The Company incurs significant costs associated with internal-use software, which consists principally of the Company’s operational support systems (“OSS”) software and Web site. The Company charges the costs of research to expense as they are incurred, including pre-development efforts related to determining technological or product alternatives, and costs incurred for training and maintenance. Software and Web site development costs, which include direct costs such as labor and contractors, are capitalized when they can be segregated from other non-capitalizable labor activities and when it is probable that the project will be completed and the software or Web site will be used as intended. Costs incurred for upgrades and enhancements to the Company’s software or Web site are capitalized when it is probable that such efforts will result in additional and significant functionality. Capitalized software and Web site costs are amortized to expense over the estimated useful life of the software or Web site. Amortization of internal-use software costs was $3,336, $6,030 and $9,433 during the years ended December 31, 2003, 2002 and 2001, respectively. The Company accounts for incidental sales of licenses to its OSS software on a cost recovery basis (Note 6).

     The Company leased certain equipment under capital lease agreements. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the lesser of the lease term or useful life of the assets. Amortization of assets under capital leases is included in depreciation and amortization expense.

     Collocation Fees and Other Intangible Assets

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

     Other intangible assets consist of a customer list acquired from a third party (Note 6). Such customer list is being amortized over twenty-four months using the straight-line method.

     As of December 31, 2003, the Company’s estimated annual amortization expenses associated with collocation fees and other intangible assets for the next five years were as follows:

2004	$17,236
2005	$14,769
2006	$5,067
2007	$2,332
2008	$1,444

     Change in Accounting Estimate

     In addition to the changes in accounting estimate described above under “Basis of Presentation,” effective January 1, 2001, the Company reduced the remaining estimated useful lives of all long-lived assets, excluding a building and leasehold improvements, that previously had estimated useful lives in excess of five years such that the residual balances and any subsequent additions are now depreciated or amortized over five years using the straight-line method. This change in accounting estimate decreased the company’s net income by $14,006 ($0.08 per share) for the year ended December 31, 2001.

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

     Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001 had the Company applied the fair value method to account for stock-based awards to employees:

	2003	2002	2001

Net income (loss), as reported	$(99,931)	$(184,828)	$344,758
Stock-based employee compensation expense (reversal) included in the determination of net income (loss), as reported	1,344	(3,112)	1,849
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(12,791)	(28,471)	(66,751)

Pro forma net income (loss)	$(111,378)	$(216,411)	$279,856

Basic and diluted net income (loss) per common share:
As reported	$(0.44)	$(0.84)	$1.94

Pro forma	$(0.50)	$(0.98)	$1.58

     The weighted-average grant date fair value of stock-based awards to employees was $1.13, $0.83 and $1.38 per share during the years ended December 31, 2003, 2002 and 2001, respectively. Such weighted-average grant date fair values were estimated using the Black-Scholes option valuation model and the assumptions listed in Note 13 under the caption “Pro Forma Stock-Based Compensation Information.”

     Advertising Costs

     The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $7,650, $27,083 and $16,467, respectively.

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

     Income Taxes

     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Fair Values of Financial Instruments

     The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments:

     Cash, Cash Equivalents, Short Term Investments and Restricted Cash and Cash Equivalents. The carrying amounts of these assets approximate their respective fair values, which were determined based on quoted market prices.

     Borrowings. The fair values of borrowings, including long-term debt and capital lease obligations, are estimated based on quoted market prices, where available, or by discounting the future cash flows using estimated borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company. The aggregate fair value of the Company’s long-term debt was $58,646 as of December 31, 2003, as compared to the aggregate carrying amount of $50,000 as of such date. The aggregate fair value of the Company’s long-term debt and capital lease obligations was $59,140 as of December 31, 2002, as compared to the aggregate carrying amount of $50,165 as of such date.

     Foreign Currency

     The functional currency of the Company’s unconsolidated affiliates is the local currency. The investments in these unconsolidated affiliates are translated into U.S. dollars at year-end exchange rates, and the Company’s equity in the income or losses of these affiliates is translated at average exchange rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity (deficit).

     Per Share Amounts

     Basic per share amounts are computed by using the weighted average number of shares of the Company’s common stock, less the weighted average number of common shares subject to repurchase, outstanding during the period.

     Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible debt instruments. However, diluted net income (loss) per share is the same as basic net income (loss) per share in the periods presented in the accompanying consolidated statements of operations because loss from operations is the “control number” in determining whether potential common shares are included in the calculation. Consequently, the impact of (i) including common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants and (iii) the assumed conversion of convertible debt instruments was not dilutive to loss from operations.

     The following table presents the calculation of weighted average common shares used in the computations of basic and diluted per share amounts presented in the accompanying consolidated statements of operations:

	Year ended December 31,

	2003	2002	2001

Weighted average shares of common stock outstanding	224,949,891	219,750,287	177,489,090
Less weighted average shares of common stock subject to repurchase	—	6,625	141,897

Weighted average common shares used in computing basic per share amounts	224,949,891	219,743,662	177,347,193

     Comprehensive Income (Loss)

     Significant components of the Company’s comprehensive income (loss) are as follows:

		Year ended December 31,
	Cumulative
	Amounts	2003	2002	2001

Net income (loss)	$(1,629,267)	$(99,931)	$(184,828)	$344,758
Unrealized gains (losses) on available-for-sale securities	9	(206)	270	(2,327)
Foreign currency translation adjustment	(962)	—	1,342	(588)

Comprehensive income (loss)	$(1,630,220)	$(100,137)	$(183,216)	$341,843

     Recent Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity (“VIE”) and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective March 31, 2004 for enterprises with VIEs created after January 31, 2003, and will be effective March 31, 2004 for enterprises with VIEs created before February 1, 2003. The Company does not expect the adoption of FIN 46 will have an effect on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported operating results, including per share amounts, in annual and interim financial statements. The disclosure provisions of SFAS No. 148 were effective immediately upon issuance in 2002. As of December 31, 2003, the Company has no immediate plans to adopt the fair value method of accounting for stock-based employee compensation.

     In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on July 1, 2003, and such adoption did not have a material effect on its consolidated financial statements.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable. FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure provisions of FIN No. 45 were effective immediately in 2002. The Company adopted the recognition and measurement provisions of FIN No. 45 on a prospective basis with respect to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 had no effect on the Company’s consolidated financial statements. However, some of the Company’s contracts with customers have provisions that would require the Company to indemnify them in the event that the Company’s services infringe upon a third party’s intellectual property rights (Note 10).

     On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with an Exit or Disposal Activity.” SFAS No. 146 revised the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” by extending the period in which expenses related to restructuring activities are reported. A commitment to a plan to exit an activity or dispose of long-lived assets is no longer sufficient to record a one-time charge for most restructuring activities. Instead, companies record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities are subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue No. 94-3 are grandfathered. The adoption of SFAS No. 146 had no effect on the Company’s consolidated financial statements.

     On January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that gains or losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. Upon adoption of SFAS No. 145 in 2003, the Company reclassified the gain on extinguishment of debt that it recognized in 2001, which was previously classified as an extraordinary item, as an element of other income (expense) in the accompanying 2001 consolidated statement of operations.

     On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 had no effect on the Company’s consolidated financial statements.

     Reclassifications

     Certain balances in the Company’s 2002 and 2001 consolidated financial statements have been reclassified to conform to the presentation in 2003.

2. Revenue Recognition

     Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the consolidated balance sheets caption “Unearned revenues.” Included in revenues are FUSF charges billed to customers aggregating $4,993, $8,233 and $13,277 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company recognizes up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be 24 months, using the straight-line method. The Company treats the incremental direct costs of service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred, and such deferred incremental direct costs are amortized to expense using the straight-line method over 24 months.

     The Company had over 300 wholesale customers as of December 31, 2003. However, for the years ended December 31, 2003, 2002 and 2001, the Company’s 30 largest wholesale customers in each such year collectively comprised 93.3%, 93.3% and 88.5% of the Company’s total wholesale net revenues, respectively, and 71.6%, 79.5% and 76.0% of the Company’s total net revenues, respectively. As of December 31, 2003 and 2002, receivables from these customers collectively comprised 70.3% and 75.3%, respectively, of the Company’s gross accounts receivable balance.

     For the year ended December 31, 2003, EarthLink, Inc. and AT&T, two of the Company’s wholesale customers that are included in the Company’s Covad Strategic Partnerships (“CSP”, business segment (Note 14), accounted for 21.5% and 12.5%, respectively, of the Company’s total net revenues. For the years ended December 31, 2002 and 2001, EarthLink, Inc. accounted for 20.0% and 17.5%, respectively, of the Company’s total net revenues. As of December 31, 2003 and 2002, receivables from these customers comprised 20.9% and 17.1%, and 25.9% and 11.7%, respectively, of the Company’s gross accounts receivable balance. No other individual customer accounted for more than 10% of the Company’s total net revenues in 2003, 2002 and 2001.

     Some of the Company’s ISP and telecommunications carrier customers are experiencing financial difficulties. During the years ended December 31, 2003, 2002 and 2001, certain of these customers either (i) were not current in their payments for the Company’s services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and certain of them have filed for bankruptcy protection. Based on this information, the Company determined that the collectibility of revenues from these customers was not reasonably assured or its ability to retain some or all of the payments received from certain of these customers that have filed for bankruptcy protection was not reasonably assured. Accordingly, the Company classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers that have not filed for bankruptcy protection are recognized when cash for those services is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheet caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.

     A number of the Company’s customers are currently in bankruptcy proceedings. Revenues from these customers accounted for approximately 1.3%, 5.6% and 7.1% of the Company’s total net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Although MCI filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from MCI on an accrual basis during 2002 and 2003 based on its specific facts and circumstances in relation to the revenue recognition criteria described above. Consequently, the disclosures in the following paragraph related to financially distressed customers exclude amounts pertaining to MCI because the Company has not presently classified it as a financially distressed customer for revenue recognition purposes. The Company continues to attempt to migrate end-users from some of its financially distressed customers to the extent it is legally and operationally feasible.

     During the years ended December 31, 2003, 2002 and 2001, the Company issued billings to its financially distressed customers aggregating $5,139, $42,881 and $74,928, respectively, that were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $4,367, $47,609 and $29,003 during the years ended December 31, 2003, 2002 and 2001, respectively, some of which relates to services provided in prior periods. In addition, revenues and the provision for bad debts (bad debt recoveries) recognized during the year ended December 31, 2003 and 2002 include cash collected totaling $827 and $4,427, respectively, from certain bankrupt customers that the Company received prior to the periods in which they were ultimately recognized. The Company recorded these payments as unearned revenues in the accompanying consolidated balance sheet as of those dates because its ability to retain the payments was not reasonably assured at such dates. However, as a result of subsequent developments in the bankruptcy proceedings of such customers, the Company determined that its ability to retain these payments was reasonably assured prior to December 31, 2003. Consequently, the Company recognized these payments as revenues and bad debt recoveries, respectively, during 2003 and 2002. No such payments were recognized as revenues or bad debt recoveries during the year ended December 31, 2001. The Company had contractual receivables from its financially distressed customers totaling $1,093 and $6,031 as of December 31, 2003 and 2002, respectively, that are not reflected in the accompanying consolidated balance sheet as of such date.

     The Company has obtained information indicating that some of its customers, including MCI, who (i) were essentially current in their payments for the Company’s services prior to December 31, 2003, or (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable as of December 31, 2003, may become financially distressed. Revenues from these customers accounted for approximately 11.6%, 34.6% and 14.2% of the Company’s total net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, receivables from these customers comprised 14.7% and 31.8% of the Company’s gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to December 31, 2003, the Company, based on its revenue recognition policy described above, will recognize revenue when cash is collected.

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

     The Company has billing disputes with some of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes (ii) future service cancellations. These charges to revenues amounted to $2,886, $2,322 and $11,178 during the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company wrote-off certain accounts receivable balances aggregating $1,557, $3,748 and $6,701, respectively, against the allowance for customer disputes and service cancellations. During the years ended December 31, 2003 and 2002, the Company recovered $1,282 and $2,145, respectively, of accounts receivable balances previously written-off against such allowance. There were no similar recoveries of accounts receivable balances for the year ended December 31, 2001.

     During the year ended December 31, 2001, the Company recognized $11,661 in revenue that was included in the cumulative effect adjustment as of January 1, 2000, which resulted from the Company’s adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (no similar revenues were recognized during the years ended December 31, 2003 and 2002). The effect of that revenue during 2001 was to increase net income by $3,067.

3. Reorganization Under Bankruptcy Proceedings

     On August 15, 2001 (the “Petition Date”), Covad, excluding its operating subsidiaries, filed a voluntary petition (the “Petition”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) for the purpose of confirming its pre-negotiated First Amended Plan of Reorganization, as modified, on November 26, 2001 (the “Plan”) with the majority holders (the “Noteholders”) of its senior notes. The Petition was filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and was assigned Case No. 01-10167 (JJF). On December 13, 2001, the Bankruptcy Court entered an order confirming the Plan and, on December 20, 2001 (the “Effective Date”), the Plan was consummated and Covad emerged from bankruptcy. However, the Bankruptcy Court still maintains jurisdiction over certain administrative matters related to the implementation of the Plan, including the unresolved claims described below.

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

     The aforementioned distributions of cash and shares of the Company’s common stock resulted in the extinguishment of certain liabilities of Covad as of the Effective Date and the recognition of a gain on extinguishment of debt and certain litigation-related and other general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2001, as follows:

Extinguishment of senior notes:
Senior notes	$1,351,488
Accrued interest	42,532

1,394,020
Less consideration distributed to the Noteholders	360,293

Gain on extinguishment of debt	$1,033,727

Settlement of litigation (Note 10):
Consideration distributed to the plaintiffs	$10,813
Less amounts accrued prior to the Effective Date	6,820

Additional litigation-related expenses recognized	$3,993

Other:
Consideration distributed to the claimants	$1,900
Less amounts accrued prior to the Effective Date	—

Additional general and administrative expenses recognized	$1,900

     There were unresolved claims related to Covad’s Chapter 11 bankruptcy proceedings aggregating $8,341 and $8,344 as of December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company recorded these unresolved claims in its consolidated balance sheets based on the amount of such claims allowed by the Bankruptcy Court (adjusted for changes in the value of the Company’s common stock after December 20, 2001), unless the Company has persuasive evidence indicating that a claim is duplicative with another allowed claim that was settled previously or is otherwise in error. In these cases, the unresolved claim does not meet the criteria for recognition in the Company’s consolidated financial statements. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for “Unresolved claims related to bankruptcy proceedings” reflected in the accompanying consolidated balance sheets as of December 31, 2003 and 2002.

     As of December 31, 2003 and 2002, the Company had (i) placed $309 and $501, respectively, of cash in a reserve fund (this balance is classified as “Restricted Cash and Cash Equivalents” in the accompanying consolidated balance sheets) and (ii) reserved 7,078,733 and 7,078,733 shares, respectively, of common stock pending the resolution of the aforementioned disputed claims.

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

     In accordance with SOP 90-7, expenses resulting from the restructuring are reported separately as reorganization items. For the year ended December 31, 2001, the Company recognized expenses directly associated with Covad’s Chapter 11 bankruptcy proceedings in the amount of $63,229 (none for the years ended December 31, 2003 and 2002). These reorganization expenses consisted of (i) non-cash adjustments to unamortized debt issuance costs and discounts and (ii) professional fees for legal and financial advisory services. For the year ended December 31, 2001, the Company recognized interest income in the amount of $609 on accumulated cash that Covad did not disburse as a result of its Chapter 11 bankruptcy proceedings (none for the years ended December 31, 2003 and 2002). Such interest income has been offset against the aforementioned reorganization expenses in the Company’s 2001 consolidated statement of operations.

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

     On June 24, 2001, the Company and BlueStar entered into a Purchase Agreement (“PA”) under which the Company purchased the right to offer service to BlueStar’s customers, subject to BlueStar’s right to seek higher offers. The Company paid approximately $2,000 in 2001 (none in 2003 and 2002) under the PA and had no additional liabilities under the PA as of December 31, 2003 and 2002. To facilitate this migration, the Company and BlueStar entered into a Migration Agreement on July 12, 2001 that required the Company to pay certain amounts contemplated in the PA directly to certain former employees of BlueStar and certain BlueStar vendors, including the

Assignee, as defined below. The Company made payments aggregating $5,100 in connection with BlueStar’s cessation of operations during the year ended December 31, 2001 (none in 2003 and 2002). Of this amount, $1,300 represents employee severance benefits, $2,000 represents customer acquisition costs under the PA and $1,800 represents legal and other professional fees. Such (i) severance benefits and professional fees and (ii) customer acquisition costs have been charged to restructuring expenses and network and product costs, respectively, in the Company’s consolidated statement of operations for the year ended December 31, 2001.

     On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the State of Tennessee. Immediately thereafter, the Assignee began an orderly liquidation of BlueStar that was initially expected to be completed in the fourth quarter of 2002. However, the Assignee has informed the Company that it is still in the process of resolving some matters among BlueStar’s creditors and that the process may extend into the second half of 2004. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar’s former assets are no longer controlled by BlueStar or the Company and cannot be used by either BlueStar’s or the Company’s boards of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the settlement of its liabilities are currently under the sole control of the Assignee and the control of BlueStar’s assets no longer rests with the Company. Therefore, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of $55,200 in the Company’s consolidated balance sheet as of December 31, 2001. Such deferred gain represented the difference between the carrying values of BlueStar’s assets (aggregating $7,900) and liabilities (aggregating $63,100) as of June 25, 2001. During 2003 and 2002, the deferred gain was reduced by $9 and $1,228, respectively, because certain BlueStar assets were inadvertently not deconsolidated on June 25, 2001. Therefore, the deconsolidation of BlueStar, resulted in a deferred gain balance of $53,963 and $53,972 in the Company’s consolidated balance sheets as of December 31, 2003 and 2002, respectively. The Company will recognize such deferred gain as an element of other income (expense) when the liquidation of BlueStar is complete and its liabilities have been discharged.

     The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the deconsolidation of BlueStar had occurred on January 1, 2001 and does not purport to be indicative of the results of operations that would have occurred had the deconsolidation occurred on January 1, 2001, or the results that may occur in the future:

Year ending December 31, 2001
Revenues	$320,619
Loss before gain on extinguishment of debt and cumulative effect of accounting charge	$(646,647)
Net income (loss)	$387,080
Basic and diluted net income (loss) per share	$2.18

     During the fourth quarter of 2000, the Company announced a comprehensive restructuring plan that involved the following steps:

•	raising revenue by reducing rebates and other incentives that the Company provides to customers and reducing new line addition plans for 2001 to improve margins and reduce subscriber payback times;

•	closing approximately 200 under-performing or not fully built-out central offices and reducing the size of the Company’s network to approximately 1,700 central offices;

•	reducing the Company’s workforce by 638 employees, which represented approximately 21% of the Company’s workforce;

•	closing a facility in Alpharetta, Georgia and consolidating offices in Manassas, Virginia, Santa Clara, California and Denver, Colorado;

•	continued downsizing of the Company’s international operations and discontinuing plans to fund additional international expansion while continuing to manage existing investments;

•	enhancing productivity in the Company’s operations to increase customer satisfaction while reducing costs;

•	restructuring the Company’s direct sales and marketing channel; and

•	evaluating and implementing other cost reduction strategies, including salary freezes and reductions in travel, facilities and advertising expenses.

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

     During the year ended December 31, 2003, the Company reduced its workforce by approximately 113 employees, which represented approximately 10.2% of the Company’s workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, the Company recorded a charge to operations for the year ended December 31, 2003 of $1,235 relating to employee severance benefits, all of which was paid during the year ended December 31, 2003. The expenses associated with these reductions in force were $103 related to the Company’s CSP business segment (Note 14), and $349 related to the Company’s Covad Broadband Solutions (“or CBS”) business segment (Note 14). The remaining $783 in expenses associated with these reductions in force were related to the Company’s Corporate Operations (Note 14).

     Management continues to consider whether additional restructuring is necessary, and the Company may incur additional charges to operations related to any further restructuring activities in future periods.

5. Property and Equipment

     Property and equipment consisted of the following:

	December 31,

	2003	2002

Leasehold improvements	$10,339	$9,276
Computer equipment	48,801	47,206
Computer software	33,912	30,486
Furniture and fixtures	17,515	17,785
Networks and communication equipment	362,910	334,001

	473,477	438,754
Less accumulated depreciation and amortization	379,198	330,017

Property and equipment, net	$94,279	$108,737

     During the fourth quarter of 2001, the Company determined that (i) certain of its communication equipment was obsolete based on its discontinued use in the Company’s network and (ii) it would sell (subject to the approval of the Company’s board of directors) its land, building and certain furniture and fixtures located in Manassas, Virginia. In March 2002, the Company entered into a non-binding letter of intent with a third party to sell the aforementioned Manassas, Virginia property for $14,000. Accordingly, the Company recognized a write-down of this property and equipment in the amount of $9,999 during the fourth quarter of 2001. In April 2002, the Company received the necessary approval from its board of directors to proceed with the sale of this property (at which time the Company suspended depreciation of the building and related improvements when such assets had an aggregate carrying value of $13,201). In June 2002, the Company completed the sale of this property and recognized a gain of $133, which represents the net proceeds of $13,334 less the aggregate carrying value of the property, as described above, in the accompanying consolidated statement of operations for the year ended December 31, 2002. The Company recorded no impairment write-downs of long-lived assets during 2003 and 2002.

6. Business Acquisition, Asset Acquisitions and Equity Investments

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

     The tangible assets of InternetConnect purchased by the Company consisted of accounts receivable, refundable deposits and property and equipment. The Company also purchased the right, but not the obligation, to assume InternetConnect’s customer contracts. However, the Company did not exercise this right. Instead, the Company solicited the approximately 9,250 DSL, T-1, virtual private network (“VPN”) and dial-up customers of InternetConnect, and approximately 6,200 of such customers executed new contracts with the Company or its resellers subsequent to January 3, 2002.

     The Company has allocated the aforementioned purchase price based on the estimated fair values of the elements of this transaction as of January 3, 2002, as follows:

Accounts receivable	$1,386
Refundable deposits	349
Property and equipment	61
Customer acquisition costs	3,674

$5,470

     The customer acquisition costs of $3,674 described above were charged to network and product costs for the year ended December 31, 2002 based on the Company’s accounting policy for costs of this nature that are not accompanied by up-front fees (Note 2).

Acquisition of Qwest Customer List

     On June 5, 2003, the Company purchased a customer list from Qwest Communications Corporation and Qwest Interprise America, Inc. (collectively, “Qwest”) pertaining to approximately 23,000 DSL subscribers who were not located in the states where Qwest provides local telephone services (substantially all of whom were not, indirectly, end-user customers of the Company as of June 5, 2003 under the then-existing wholesale DSL services agreement with Qwest). In exchange for the customer list, the Company paid $3,750 in cash and released Qwest from its obligations under the wholesale DSL services agreement. In addition, the Company agreed to pay Qwest an additional amount of up to $1,250 if certain numbers of these customers migrate to the Company’s network within a defined period, which has now elapsed. The additional level of successful migrations was not achieved and, consequently, the Company was not required to pay such additional amount to Qwest. The Company did not assume any liabilities or obligations of Qwest or hire any of Qwest’s employees. In addition, the Company does not believe the customer list acquired from Qwest constitutes a self-sustaining, integrated set of activities and assets that would constitute a business. Approximately 13,000 of these customers were migrated to the Company’s network as of December 31, 2003.

     The Company recorded the $3,750 cash payment to Qwest for the customer list as an intangible asset, and such intangible asset is being amortized on a straight-line basis to operations over a twenty-four month period, which is the Company’s estimate of the aggregate expected term of its customer relationships.

Unconsolidated Investments in Affiliates

     The following table lists the Company’s unconsolidated investments in affiliates as of December 31, 2003 and 2002:

		Ownership Percentage			Investment Carrying Value
				Method of
Entity Name	Date of Investment(s)	2003	2002	Accounting	2003	2002

DishnetDSL Limited	February 2000	—%	—%	Equity	$—	$—
ACCA Networks Co., Ltd.	August 2000	10%	10%	Equity	—	—
Certive Corporation	November 1999; May 2000	5%	5%	Equity	—	1,026
Sequoia Capital X	May-November 2000	—%	—%	Equity	—	—
Loop Holdings Europe ApS	September 2000	—%	—%	Equity	—	—

					$—	$1,026

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

     In February 2000, the Company also licensed its OSS software to Dishnet and another entity for $28,000, $24,000 of which was received in cash on such date. The Company also agreed to provide certain software support, customization and training services to Dishnet and another entity relating to the OSS license up to an aggregate cost of $2,500. Accordingly, the Company recorded $2,500 of the OSS license proceeds received from Dishnet as a liability in February 2000, all of which has been offset by expenses incurred in 2000 and 2001 by the Company to customize the OSS for Dishnet. The remaining proceeds of $21,500 have been offset against the Company’s capitalized internal-use software costs.

ACCA Networks Co., Ltd.

     In August 2000, the Company acquired a 42% preferred equity interest in ACCA Networks Co., Ltd. (“ACCA”), a privately held, Japanese telecommunications company, in exchange for cash payments aggregating approximately $11,700, which the Company believes is representative of the fair value of such investment based on significant concurrent investments in ACCA made by new, non-strategic investors. The difference between the cost of the Company’ equity investment in ACCA and its proportional share of ACCA’s net assets had been fully amortized as of December 31, 2001. As of December 31, 2003, the Company’s equity interest in ACCA was diluted to 10% due to ACCA’s financings in 2002 and 2001. As a result of this strategic investment, one employee of the Company is a member of the board of directors of ACCA.

     In addition, in August 2000, the Company also licensed its OSS software to ACCA for $9,000, of which $2,000 and $2,000 was received in cash during 2001 and 2000, respectively. The remainder of $5,000, which was scheduled to be received in 2005, was received in December 2003 in accordance with an amendment to the August 2000 OSS software license agreement. The Company recorded the $5,000 payment received in December 2003 as miscellaneous income, because the carrying value of the OSS software licensed to ACCA was fully recovered at that time. The Company may also receive certain on-going royalty payments from ACCA under terms of the amended OSS license agreement. Such payments amounted to $2,345 and $814 during the years ended December 31, 2003 and 2002 (none during the year ended December 31, 2001). As stated above, the OSS software licensed to ACCA had a net book value of zero at December 31, 2003. Consequently, any additional royalty payments will be recorded as miscellaneous income in future periods. The Company also agreed to provide certain software support, customization and training services to ACCA relating to the OSS license up to an aggregate cost of $2,000. Accordingly, the Company recorded $2,000 of the OSS license proceeds received from ACCA as a liability in August 2000, all of which has been offset by expenses incurred in 2000 and 2001 by the Company to customize the OSS software for ACCA.

Certive Corporation

     As of December 31, 2003 and 2002, the Company held a 5% preferred equity interest in Certive Corporation (“Certive”), a privately held, development stage application service provider. The Company’s chairman is also the chairman and a principal stockholder of Certive. During 2003, the Company determined that its investment in Certive may impaired due to Certive’s financial condition and market prospects. Accordingly, the Company wrote-off the remaining carrying value of its investment through a charge to operations of $747 in 2003.

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

7. Credit Arrangements

     As of December 31, 2003 and 2002, the Company’s long-term debt consisted of a $50,000 term note payable to SBC (Note 11), as described below.

     Immediately prior to Covad’s emergence from Chapter 11 bankruptcy on December 20, 2001 (Note 3), the Company’s new agreements with SBC became effective (Note 11). One such agreement (the “Credit Agreement”) involves a term note payable that is collateralized by substantially all of the Company’s domestic assets. This note bears interest at 11%, which is payable quarterly beginning in December 2003. The entire unpaid principal balance is payable in December 2005. However, the Company has the right to prepay the principal amount of the note, in whole or in part, at any time without penalty. In addition, upon a “Change of Control” of the Company, as defined in the Credit Agreement, SBC has the option to require all amounts due under the terms of the Credit Agreement to be paid by the Company within 30 days of the Change of Control. The Credit Agreement contains various restrictive covenants, which, among other things, restrict the Company’s ability to incur additional indebtedness or permit liens to be placed on its assets.

     As of December 31, 2003, the Company had a $3,000 revolving line of credit with a bank that is available through April 2004. At the Company’s option, borrowings under this credit facility bear interest at certain fixed or variable rates. As of December 31, 2003 and 2002, the Company had issued irrevocable letters of credit aggregating $2,583 and $2,075, respectively, under this line of credit in favor of lessors of equipment and facilities.

8. Capital Leases

     The capitalized costs and accumulated amortization related to assets under capital leases were $165 and $165, respectively, as of December 31, 2003 (the corresponding amounts were $482 and $344, respectively, as of December 31, 2002). All of the Company’s capital leases were retired at maturity in 2003.

9. Operating Leases and Purchase Obligations

Operating Leases

     The Company leases vehicles, equipment and office space under various noncancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the terms of the respective leases. Future minimum lease payments by year under operating leases with noncancelable terms in excess of one year, along with future minimum payments to be received under noncancelable subleases, are as follows:

	Gross Lease	Less Sublease	Net Lease
	Payments	Payments	Payments

Year ending December 31,
2004	$4,999	$544	$4,455
2005	3,482	—	3,482
2006	2,814	—	2,814
2007	1,926	—	1,926
2008	1,429	—	1,429
Thereafter	269	—	269

Total	$14,919	$544	$14,375

     Rent expense, which is net of sublease income of $533, $402 and $152 in 2003, 2002 and 2001, respectively, totaled $7,874, $8,710 and $15,421 for the years ended December 31, 2003, 2002 and 2001, respectively.

Purchase Obligations

     In 2002, the Company entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to the Company. The Company has a monthly minimum usage requirement which began in June 2002. The agreement expires in May 2005 and the Company has a minimum remaining aggregate purchase obligation of approximately $11,390 as of December 31, 2003. Similarly, in 2002, the Company entered into a three-year, non-exclusive agreement with AT&T for the right to provide certain data services to the Company. The Company has an annual minimum usage requirement which began in January 2002. The agreement expires in December 2004 and the Company has a minimum remaining aggregate purchase obligation of approximately $11,500 as of December 31, 2003. In addition, in 2002, the Company entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to the Company. The Company has an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and the Company has a minimum remaining aggregate usage commitment of approximately $2,250 as of December 31, 2003.

     Aggregate payments by year for the Company’s purchase obligations are as follows:

Year ending December 31,
2004	$20,665
2005	4,475

Total	$25,140

Network and product costs, recognized pursuant to the aforementioned purchase obligations totaled $1,292 for the year ended December 31, 2003. No similar amounts for these purchase obligations were recorded during 2002 and 2001.

10. Contingencies

Litigation

     Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”). The complaints were consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. In 2001, the Company and the officer and director defendants entered into a Memorandum of Understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation, providing for the distribution of $16,500 in cash to be funded by the Company’s insurance carriers and 6,495,844 shares of the Company’s common stock. The plaintiffs voted in favor of the plan. Consequently, the Company recorded a liability of approximately $18,578 in its consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $6,950 as of December 31, 2002 through a credit to litigation-related expenses of $11,628 for the year ended December 31, 2002. The settlement provided for in the MOU was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member subsequently filed an appeal pertaining to the final judgment, but his appeal only relates to the allocation of the settlement proceeds between the plaintiffs and their attorneys.

     In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, the Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursuing claims in this lawsuit that are similar to its claims against Verizon. Both courts dismissed some of the Company’s claims based on the ruling of the United States Court of Appeals for the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed the Company’s remaining claims on other grounds. The Company voluntarily dismissed its remaining claims in the BellSouth case so it could pursue certain issues on appeal. The Company appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth appealed this decision to the United States Supreme Court. On January 20, 2004, the United States Supreme Court reversed a decision entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Eleventh Circuit also relied in part on the Trinko decision when it reversed the lower court’s dismissal of our claims against BellSouth. The Supreme Court also vacated the Eleventh Circuit’s decision in the Company’s case against BellSouth and remanded the case to the Eleventh Circuit for review in light of the Trinko decision. The Company believes the Trinko decision does not impact its cases, but both BellSouth and Verizon claim that Trinko supports the dismissal of the Company’s lawsuits. The Company cannot predict the outcome of these matters.

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

Other Contingencies

     As of December 31, 2003, the Company had disputes with a number of telecommunications companies concerning the balances owed to such telecommunications carriers for collocation fees and certain network services. The Company believes such disputes will be resolved without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. In this regard, on February 26, 2002, the Company executed a settlement agreement with Verizon involving certain disputed collocation fee and network service obligations. Under the terms of this settlement agreement, (i) the Company was relieved of an accrued collocation fee and network service obligation with a balance of $5,570, which was recorded as a reduction of network and product costs during the fourth quarter of 2001 and (ii) Verizon’s ultimate damage award or settlement, if any, pursuant to the Company’s antitrust lawsuit against Verizon will be reduced by approximately $6,600. Furthermore, in May 2002, the Company executed a settlement agreement with another telecommunications company involving certain disputed network service obligations. Under the terms of this settlement agreement, the Company was relieved of a network service obligation with a recorded balance of $6,018 through a combination of a $468 payment and a $5,550 credit that reduced network and product costs during the year ended December 31, 2002. During 2003, the Company changed its estimates of certain liabilities for collocation and network services as a result of (i) the resolution of various billing disputes with its vendors and (ii) the receipt of an invoice in December 2003 from a vendor for certain services provided by such vendor primarily in 2000 and 2001, which the Company is currently disputing. In addition, the Company is engaged in a variety of legal proceedings with multiple telephone companies. These negotiations, arbitrations and regulatory proceedings concern the traditional telephone companies’ denial of physical central office space to the Company in certain central offices, the cost and delivery of transmission facilities and telephone lines and central office space, billing issues and other operational issues. An unfavorable outcome in any of these negotiations, arbitrations and regulatory proceedings could have a material adverse effect on the Company’s consolidated financial position and results of operations if it is denied or charged higher rates for transmission lines or central office space.

     The Company is analyzing the applicability of certain transaction-based taxes to (i) sales of its products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business and various transaction-based tax experts to determine the extent of the Company’s respective transaction-based tax liabilities. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. During the year ended December 31, 2003, the Company changed its estimates of certain accrued liabilities for transaction-based and property taxes based on settlement agreements reached with various states and local jurisdictions where the Company does business. These changes in accounting estimate reduced the Company’s net loss by $8,439 ($0.04 per share). No such changes in estimate were recognized during the years ended December 31, 2002 and 2001.

     The Company is analyzing the applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. Due to the probable applicability of these taxes, the Company recorded an estimated liability through a charge to operations in the amount of $5,931 during the year ended December 31, 2003. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying consolidated balance sheets as of December 31, 2003, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

Guarantees

     From time to time, the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises, (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product infringes a patent, copyright or other intellectual property right and (iv) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

     Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make payments under these obligations, and no liabilities have, therefore, been recorded for these obligations in the Company’s consolidated balance sheets.

11. Stockholders’ Equity (Deficit)

Strategic Investors

     Effective December 20, 2001, immediately prior to Covad’s emergence from Chapter 11 bankruptcy (Note 3), the Company entered into a series of agreements with SBC, including (i) a $50,000 Credit Agreement (Note 7), (ii) a 10-year resale agreement (the “Resale Agreement”) under which SBC, its affiliates or special agents will resell the Company’s DSL services (SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially of the Company’s domestic assets, to the Company on December 20, 2001 under the terms of the Resale Agreement) and (iii) a termination and mutual general release agreement (the “Termination Agreement”) that resulted in the cancellation of various agreements entered into in September 2000, except for the stock purchase agreement and an interconnection and line-sharing agreement that remains in effect. The Company received a payment of $10,000 from SBC on December 20, 2001 under the terms of the Termination Agreement, which was deferred and is being recognized as revenue on a straight-line basis over the 10-year term of the Resale Agreement.

Common Stock

     6,625 shares of the Company’s common stock outstanding at December 31, 2002 (none in 2003) were subject to repurchase provisions, which generally lapse over a four-year period from the date of issuance.

     Common stock reserved for future issuance as of December 31, 2003 was as follows:

Bankruptcy claims (Note 3)	7,078,733
Outstanding options (Note 13)	21,676,765
Options available for grant (Note 13)	14,895,194
Employee stock purchase plan (Note 13)	3,005,809
Outstanding warrants (Note 11)	6,511,574
Total	53,168,075

Stockholder Protection Rights Plan

     On February 15, 2000, the Company’s board of directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company’s common stock or Class B common stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company’s outstanding shares of common stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder Protection Rights Agreement, one one-thousandth of a share of participating preferred stock, par value $.001 per share, for $400 per share, subject to adjustment. As of December 31, 2003 and 2002, none of these rights were exercisable.

Warrants

     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000,000 shares for $0.94 per share; 1,000,000 shares for $3.00 per share; and 1,000,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the first quarter of 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believes that future revenues from AT&T will exceed the fair value of the warrants described above. This value was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants were exercised during 2003 or had expired as of December 31, 2003.

     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500,000 shares of the Company’s common stock for $1.06 per share, 1,000,000 shares of the Company’s common stock for $3.00 per share and 1,000,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement. None of these warrants were exercised during 2003 or had expired as of December 31, 2003.

     Other warrants for the purchase of 11,574 shares of the Company’s common stock were outstanding as of December 31, 2003. Such warrants are exercisable at a purchase price of $0.01 per share and fully vested as of December 31, 2003. Unless exercised, all such warrants will expire on March 15, 2008. Warrants for the purchase of 225,000 shares of the Company’s common stock expired in February 2003.

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

     A reconciliation of income taxes computed at the federal statutory rate (35%) to income tax expense (benefit) recorded in the Company’s consolidated statements of operations is as follows:

	Year ended December 31,

	2003	2002	2001

Federal benefit at statutory rate	$(34,976)	$(64,690)	$(241,139)
Nondeductible interest expense	—	—	878
Net operating losses with no current benefits	33,807	65,704	206,948
Deconsolidation of BlueStar	—	—	23,915
Other	1,169	(1,014)	9,398

Income tax expense (benefit)	$—	$—	$—

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$327,574	$284,482
Capital loss carryforwards	16,919	10,803
Deferred and unearned revenue	37,921	45,600
Deconsolidation of BlueStar	21,585	21,589
Unconsolidated investments in affiliates	6,725	12,424
Depreciation and amortization	38,158	36,037
Other	12,231	11,107

Total deferred tax assets	461,113	422,042
Valuation allowance	(461,113)	(422,042)

Net deferred tax assets	—	—
Deferred tax liabilities	—	—

Net deferred taxes	$—	$—

     Realization of the Company’s deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $39,071, $129,529 and $(145,941) during 2003, 2002 and 2001, respectively.

     As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of $762,000, which will expire beginning in 2022, if not utilized. As a result of the Company emerging from the bankruptcy (Note 3), the Company’s federal net operating loss carryforwards were reduced by approximately $995,000 in 2001. The Company also had aggregate net operating loss carryforwards for state income tax of approximately $1,221,000, of which $14,856 will expire in 2004, $122,832 will expire in 2005, and $1,083,312 will expire thereafter, if not utilized. In addition, the Company had capital loss carryforwards for both federal and state income tax purposes of approximately $42,000, which begin to expire in 2006, if not utilized

     The tax benefits associated with employee stock options provided cumulative deferred tax benefits of approximately $6,938 and $2,300 for the years ended December 31, 2003 and 2002, respectively. Such deferred tax benefits have been offset by a valuation allowance and will be credited to additional paid-in capital when realized.

     The utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

13. Employee Benefit Plans

Defined Contribution Plan

     The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

     In connection with the Company’s acquisition of Laser Link.net, Inc. (“Laser Link”) on March 20, 2000 and BlueStar (Notes 4 and 6), the Company merged Laser Link’s and BlueStar’s defined contribution retirement plan under Section 401(k) of the Internal Revenue Code into the Company’s defined contribution retirement plan.

1998 Employee Stock Purchase Plan

     In January 1999, the Company adopted the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees could purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period or the last day of the applicable six month purchase period. The 1998 Employee Stock Purchase Plan was terminated on April 28, 2003.

2003 Employee Stock Purchase Plan

     In June 2003, following the termination of the 1998 Employee Stock Purchase Plan, the Company adopted the 2003 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period; or (ii) the fair market value on the last day of the applicable six-month purchase period.

Stock Option Plans

     The 1997 Stock Plan (the “Plan”) provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company’s board of directors. The options expire from two to eight years after the date of grant. As of December 31, 2003, the Company has reserved 14,895,194 shares of the Company’s common stock under the Plan for sale and issuance at prices to be determined by the Company’s board of directors.

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

     The following table summarizes stock option activity for the years ended December 31, 2003, 2002 and 2001:

	Number of Shares of	Option Price Per
	Common Stock	Share

Balance as of December 31, 2000	27,734,375	$0.001 – $149.79
Granted	24,726,003	$0.350 – $ 39.00
Exercised	(4,100,977)	$0.001 – $ 2.56
Cancelled	(16,759,071)	$0.001 – $149.79

Balance as of December 31, 2001	31,600,330	$0.001 – $149.79
Granted	2,231,048	$0.940 – $ 2.30
Exercised	(1,005,937)	$0.001 – $ 2.56
Cancelled	(7,150,427)	$0.001 – $149.79

Balance as of December 31, 2002	25,675,014	$0.001 – $149.79
Granted	7,195,875	$0.570 – $ 5.53
Exercised	(4,984,279)	$0.001 – $ 5.44
Cancelled	(6,209,845)	$0.296 – $149.79

Balance as of December 31, 2003	21,676,765	$0.001 – $149.79

     The following is a summary of the status of stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Price Range	Number of Shares	Life Remaining	Exercise Price	Shares	Exercise Price

$0.001–$0.48	594,439	4.06	$0.28	429,847	$0.23
$0.49–$0.56	2,987,310	5.70	$0.55	1,269,337	$0.55
$0.57–$0.72	451,965	6.21	$0.68	199,946	$0.69
$0.78–$0.84	2,356,825	5.48	$0.84	1,415,761	$0.84
$0.86–$1.17	948,540	6.53	$1.05	309,610	$1.05
$1.18–$1.28	4,954,980	7.57	$1.28	1,428,203	$1.28
$1.29–$2.56	2,081,123	5.60	$1.80	1,211,408	$1.86
$2.56–$2.56	2,499,601	5.22	$2.56	2,031,856	$2.56
$2.59–$27.75	2,357,460	5.05	$10.77	1,608,614	$12.73
$27.83–$149.79	2,444,522	3.84	$43.62	2,384,705	$43.29

$0.001–$149.79	21,676,765	5.76	$7.09	12,289,287	$11.02

     In addition to the recognition and reversal of stock-based compensation described in Note 1 under “Basis of Presentation,” during the years ended December 31, 2003 and 2002, the Company reversed approximately $136 and $1,213, respectively, of stock-based compensation recorded in prior years due to the termination of certain employees (none in 2003). During the year ended December 31, 2002, the Company recorded deferred stock-based compensation of approximately $426, as a result of employment status changes, stock option grants and restricted stock issuances with exercise or purchase prices that were less than the fair value of the Company’s common stock at the date of grant or issuance (none in 2003 or 2001). These amounts are being amortized to operations over the respective vesting periods of the underlying options using a graded vesting method. Amortization (reversal) of deferred stock-based compensation for the years ended December 31, 2003, 2002 and 2001 was approximately $1,344, $(3,358) and $1,597, respectively. Included in the amortization of deferred stock-based compensation for the year ended December 31, 2001 is $302 relating to accelerated vesting provisions included in stock options granted to certain employees in previous years. These accelerated vesting provisions were triggered by the resignation of such employees during 2001. No similar amounts are included in the amortization of deferred stock-based compensation in 2003 and 2002.

     During the years ended December 31, 2002 and 2001, the Company extended the exercise period of options granted to certain former employees for the purchase of 272,184 and 244,550 shares, respectively, of the Company’s common stock. Consequently, for the years ended December 31, 2002 and 2001, the Company recognized stock-based compensation expense of $221 and $253, respectively, which represents the difference between the exercise price of these options and the fair value of the Company’s common stock on the respective dates of the option award modifications. The Company did not modify any stock-based awards in 2003.

     The Company grants options to consultants from time to time in exchange for services. In general, these options vest over the contractual period of the consulting arrangement. The Company granted options to consultants to purchase 347,000 shares of the Company’s common stock in 2001. No options were granted to consultants in 2003 or 2002. The fair value of these options is being amortized to expenses over the vesting term of the options. The Company recorded expenses of $120, $64 and $186 for the fair value of these options in 2003, 2002 and 2001, respectively. As of December 31, 2003, 2002 and 2001 the fair value of the remaining unvested options granted to consultants was $22, $3 and $643, respectively. These charges are subject to adjustment based on the fair value of the Company’s common stock on the date the options vest.

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

     For the years ended December 31, 2003, 2002 and 2001, the fair value of the Company’s stock-based awards to employees was estimated using the following weighted average assumptions:

	Stock Options			Employee Stock Purchase Plan

	2003	2002	2001	2003	2002	2001

Expected life of options in years	4.0	4.0	4.0	0.5	0.5	0.5
Volatility	131.70%	152.10%	169.20%	131.70%	152.10%	169.20%
Risk-free interest rate	2.10%	3.10%	4.09%	1.08%	1.72%	3.45%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

14. Business Segments

     The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. CSP focuses on delivering services to enterprise, corporate, small business, small office/home office (“SoHo”) and consumer customers primarily through wholesale relationships with large ISPs, telecommunications carriers and other large resellers. CBS focuses on small business and SoHo markets by selling services directly to end-users as well as through independent authorized sales agents, small ISPs and resellers. All other business operations and activities of the Company are aggregated and reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and other non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.

     The accounting policies used in measuring segment assets and operating results are the same as those described in Notes 1 and 2. The Company evaluates the performance of, and allocates resources to, the segments based on segment net income or loss, which excludes certain operating expenses, including depreciation and amortization, and all other income and expense items, all of which are allocated to Corporate Operations. The Company does not allocate such operating expenses and other income and expense items to its business segments because it believes that these expenses and other income items are not directly controlled by the business segments.

     Segment information, including a reconciliation to the respective balances in the Company’s consolidated financial statements, as of December 31, 2003, 2002 and 2001, are as follows (the Company’s 2002 and 2001 segment information have been restated to conform to the Company’s organizational structure in 2003):

			Total	Corporate	Intercompany	Consolidated
	CSP	CBS	Segments	Operations	Eliminations	Total

As of and for the year ended December 31, 2003:
Domestic revenues from unaffiliated customers, net	$236,928	$151,923	$388,851	$—	$—	$388,851
Intersegment revenues	—	—	—	—	—	—

Total revenues, net	236,928	151,923	388,851	—	—	388,851
Operating expenses	186,093	106,885	292,978	122,953	—	415,931
Depreciation and amortization	—	—	—	56,559	—	56,559
Amortization of intangible assets	—	—	—	17,325	—	17,325
Provision for restructuring expenses	103	349	452	783	—	1,235

Total operating expenses	186,196	107,234	293,430	197,620	—	491,050

Income (loss) from operations	50,732	44,689	95,421	(197,620)	—	(102,199)

Interest income	—	—	—	2,105	—	2,105
Equity in losses of unconsolidated affiliates	—	—	—	(279)	—	(279)
Interest expense	—	—	—	(5,526)	—	(5,526)
Other income (expense), net	—	—	—	5,968	—	5,968

Total other income (expense), net	—	—	—	2,268	—	2,268

Net income (loss)	$50,732	$44,689	$95,421	$(195,352)	—	$(99,931)

Assets	$46,140	$23,432	$69,572	$265,139	—	$334,711
Capital expenditures for property and equipment	$—	$—	$—	$44,142	—	$44,142
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$14,889	—	$14,889
As of and for the year ended December 31, 2002:
Domestic revenues from unaffiliated customers, net	$231,721	$151,775	$383,496	$—	—	$383,496
Intersegment revenues	—	—	—	—	—	—

Total revenues, net	231,721	151,775	383,496	—	—	383,496
Operating expenses	183,384	113,260	296,644	152,384	—	449,028
Depreciation and amortization	—	—	—	112,438	—	112,438
Amortization of intangible assets	—	—	—	14,650	—	14,650
Non-cash litigation-related expenses	—	—	—	(11,628)	—	(11,628)

Total operating expenses	183,384	113,260	296,644	267,844	—	564,488

Income (loss) from operations	48,337	38,515	86,852	(267,844)	—	(180,992)

Interest income	—	—	—	5,122	—	5,122
Equity in losses of unconsolidated affiliates	—	—	—	(806)	—	(806)
Interest expense	—	—	—	(5,581)	—	(5,581)
Other income (expense), net	—	—	—	(2,571)	—	(2,571)

Total other income (expense), net	—	—	—	(3,836)	—	(3,836)

Net income (loss)	$48,337	$38,515	$86,852	$(271,680)	—	$(184,828)

Assets	$52,173	$17,319	$69,492	$372,669	—	$442,161
Investments in unconsolidated affiliates:
Domestic	$—	$—	$—	$1,026	—	$1,026
Capital expenditures for property and equipment	$—	$—	$—	$22,782	—	$22,782
Payment of collocation fees	$—	$—	$—	$3,782	—	$3,782
As of and for the year ended December 31, 2001:
Domestic revenues from unaffiliated customers, net	$162,054	170,542	$332,596	$—	—	332,596
Intersegment revenues	—	—	—	—	—	—

Total revenues, net	162,054	170,542	332,596	—	—	332,596
Operating expenses	206,807	210,586	417,393	243,732	—	661,125
Depreciation and amortization	—	—	—	137,920	—	137,920
Amortization of intangible assets	—	—	—	12,919	—	12,919
Provision for restructuring expenses	—	—	—	14,364	—	14,364
Provision for long-lived asset impairment	—	—	—	11,988	—	11,988
Non-cash litigation-related expenses	—	—	—	31,160	—	31,160

Total operating expenses	206,807	210,586	417,393	452,083	—	869,476

Loss from operations	(44,753)	(40,044)	(84,797)	(452,083)	—	(536,880)
Interest income	—	—	—	24,593	—	24,593
Equity in losses of unconsolidated affiliates	—	—	—	(13,769)	—	(13,769)
Interest expense	—	—	—	(92,782)	—	(92,782)
Other income (expense), net	—	—	—	(70,131)	—	(70,131)
Gain on extinguishment of debt	—	—	—	1,033,727	—	1,033,727

			Total	Corporate	Intercompany	Consolidated
	CSP	CBS	Segments	Operations	Eliminations	Total

Total other income (expense), net	—	—	—	881,638	—	881,638

Net income (loss)	$(44,753)	$(40,044)	$(84,797)	$429,555	—	$344,758

Capital expenditures for property and equipment	$—	$—	$—	$15,732	—	$15,732
Payment of collocation fees	$—	$—	$—	$7,940	—	$7,940

Supplemental Data

     The supplementary information required by Item 302 of Regulation S-K is in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

     During the year ended December 31, 2003 covered by this report, certain changes were made to our controls and procedures that improved our internal controls over financial reporting. We implemented additional operational controls and procedures related to the tracking, monitoring and proper capitalization of our network assets. We implemented additional administrative controls and procedures to track employment status events for employees to ensure that stock-based compensation is properly adjusted when these events occur. We implemented additional controls and procedures in the determination and estimation of our transaction-based tax accruals to identify and implement changes in applicable rules and regulations and to monitor the accuracy and resolution of our accruals.

     Changes in Internal Controls. Except as described above, during the fourth quarter of fiscal year 2003, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our current executive officers and directors and their respective ages as of January 1, 2004, are as follows:

Name	Age	Position

Charles E. Hoffman	54	President and Chief Executive Officer
Patrick J. Bennett	56	Executive Vice President
Andrew Lockwood	47	Executive Vice President, Market Development
P. Michael Hanley	46	Executive Vice President, Customer Experience
James Kirkland	44	General Counsel and Senior Vice President
David McMorrow	36	Executive Vice President, Sales
Mark A. Richman	43	Executive Vice President and Chief Financial Officer
Charles McMinn	52	Chairman, Board of Directors
Hellene S. Runtagh	55	Director
Daniel C. Lynch	62	Director
Larry Irving	48	Director
Robert C. Hawk	64	Director
L. Dale Crandall	62	Director
Richard A. Jalkut	59	Director

     Charles E. Hoffman has served as our President and Chief Executive Officer and as a Director since June 2001. Mr. Hoffman previously served as President and Chief Executive Officer of Rogers Wireless, Inc. from 1998 to 2001. From 1996 to 1998 he served as President, Northeast Region for Sprint PCS. Prior to that, he spent 16 years at Southwestern Bell from 1980 to 1996 in various senior positions, including regional manager, general manager and vice president and general manager. Mr. Hoffman serves on the board of directors of several private companies.

     Patrick J. Bennett joined Covad in October 2001 as our Executive Vice President and General Manager, Covad Broadband Solutions and became Executive Vice President in January 2004. Prior to joining Covad, Mr. Bennett served as Senior Vice President with TESSCO Technologies from March 2001 to October 2001. Before that, Mr. Bennett was with Rogers Wireless where he served as its Executive Vice President and Chief Operating Officer from December 1999 to March 2001 and as its Senior Vice President, Sales, from April 1998 to December 1999.

     Andrew Lockwood joined Covad in July 2002 as our Senior Vice President of Marketing and in January 2003 was appointed as Executive Vice President, Covad Strategic Partnerships. He became our Executive Vice President, Market Development, in January 2004. Mr. Lockwood brings to Covad 21 years of experience in telecommunications, sales and marketing. Prior to joining Covad, he was Senior Vice President and General Manager of Inktomi’s Wireless Division from January 2000 to June 2002 where he was responsible for software engineering, product management, marketing, sales, finance, human resources and strategy. Prior to his position at Inktomi, Mr. Lockwood spent eight years at British Telecommunications (“BT”) in a variety of senior management positions, most recently as vice president of the Advance Alliance from February 1999 to November 1999. He was also deputy COO at Telfort Mobil Netherlands, general manager of the Retail and Logistics Sector and held senior positions in Cable Television Services, BT Mobile and BT Cellular.

     P.     Michael Hanley joined Covad in February 2002 as our Senior Vice President, Organizational Transformation and was made Executive Vice President, Customer Experience, in September 2003. Mr. Hanley came to Covad from Rogers Wireless, Inc. where he served as its Vice President, Organizational Transformation from 1999 to 2001 and as its Vice President, Credit Operations from 1996 to 1999.

     James Kirkland joined Covad in October 2003 as our General Counsel and Senior Vice President. Prior to joining Covad, Mr. Kirkland served as General Counsel and Senior Vice President of Spectrum Development for the privately-held Clearwire Technologies, Inc. from April 2001 to October 2003. Prior to joining Clearwire, Mr. Kirkland was a member of the law firm of Mintz Levin Cohn Ferris Glovsky & Popeo, P.C, where he had practiced since September 1984.

     David McMorrow joined Covad in 1998 as our Vice President of Sales, Eastern Region, was made Senior Vice President, Strategic Development in May 2002 and became our Executive Vice President, Sales, in January 2004.

     Mark A. Richman joined Covad in September 2001 as our Senior Vice President and Chief Financial Officer and was made Executive Vice President and Chief Financial Officer in May 2002. Prior to joining Covad, Mr. Richman served as Vice President and Chief Financial Officer of MainStreet Networks from June 2000 to August 2001. From October 1996 to June 2000 Mr. Richman served as vice president and corporate treasurer of Adecco S.A. and as vice president of finance and administration for its subsidiary, Adecco U.S. From February 1994 to October 1996, he was European finance director for Merisel.

     Charles McMinn is one of our founders and has been the Chairman of the Board of Directors since October 2000. Mr. McMinn previously served as our Chairman of the Board of Directors from July 1998 to September 1999. He served as our President, Chief Executive Officer and as a member of the Board of Directors from October 1996 to July 1998. Mr. McMinn has over 20 years of experience in creating, financing, operating and advising high technology companies. From November of 1999 to October 2000, Mr. McMinn served as Chief Executive Officer and is a founder of Certive Corporation and he is still chairman of Certive’s board of directors. From July 1995 to October 1996, and from August 1993 to June 1994, Mr. McMinn managed his own consulting firm, Cefac Consulting, which focused on strategic consulting for information technology and communications businesses. From June 1994 to November 1995, he served as Principal, Strategy Discipline, at Gemini Consulting. From August 1992 to June 1993, he served as President and Chief Executive Officer of Visioneer Communications, Inc. and from October 1985 to June 1992 was a general partner at InterWest Partners, a venture capital firm. Mr. McMinn began his Silicon Valley career as the product manager for the 8086 microprocessor at Intel.

     L. Dale Crandall has served as a member of our Board of Directors since June 2002. Mr. Crandall also chairs the Audit Committee of our Board of Directors. Mr. Crandall previously served in various management positions with Kaiser Foundation Health Plan, Inc. and Hospitals, including President and Chief Operating Officer from March 2000 until his retirement in June 2002, and Senior Vice President, Finance and Administration, from June 1998 until March 2000. Prior to joining Kaiser, he served as Executive Vice President, Chief Financial Officer and Treasurer of APL Limited from April 1995 until February 1998. From 1963 to 1995, Mr. Crandall was employed by PricewaterhouseCoopers, LLP where his last position was Southern California Group Managing Partner. He is also a member of the boards of directors of Union Bank of California, Coventry Health Care, Ansell Limited and BEA Systems and a Trustee of Dodge and Cox mutual funds.

     Richard A. Jalkut has served as a member of our Board of Directors since July 2002. Mr. Jalkut has more than 35 years of experience in the telecommunications industry, including extensive senior executive and start-up experience. He has been the President and CEO of TelePacific, a Los Angeles-based competitive local exchange carrier, since March 2002, and also serves on its Board of Directors. Prior to joining TelePacific, he was President and CEO of Pathnet Telecom from September 1997 to August 2001. Mr. Jalkut spent 32 years with NYNEX where he served as the President, CEO and Chairman. He is also a member of the boards of directors of HSBC-USA, Birch Telecom and IKON Office Solutions, where he serves as the lead independent director.

     Robert C. Hawk has served as a member of our Board of Directors since April 1998. Mr. Hawk has been President of Hawk Communications since April 1998 and had previously served as President and Chief Executive Officer of U S WEST Multimedia Communications, a regional telecommunications service provider, where he headed the cable, data and telephony communications business from May 1996 to April 1997. He was president of the Carrier Division of US West Communications, Inc., from September 1990 to May 1996. He currently serves on the board of Centillium Communications and several private companies.

     Larry Irving has served as a member of our Board of Directors since April 2000. Mr. Irving has served as the President and CEO of the Irving Information Group, a strategic consulting firm since October 1999. Prior to founding the Irving Information Group, Mr. Irving served for almost seven years as Assistant Secretary of Commerce for Communications and Information, where he was a principal advisor to the President, Vice President and Secretary of Commerce on domestic and international communications and information policy issues, including the development of policies related to the Internet and Electronic Commerce. Prior to joining the Clinton-Gore Administration, Mr. Irving served ten years on Capitol Hill, most recently as Senior Counsel to the U.S. House of

Representatives Subcommittee on Telecommunications and Finance. He also served as Legislative Director, Counsel and Chief of Staff (acting) to the late Congressman Mickey Leland (D-Texas). During the previous four years, Mr. Irving was associated with the Washington, D.C. law firm of Hogan & Hartson, specializing in communications law, antitrust law and commercial litigation.

     Daniel C. Lynch is a private investor. He has served as a member of our Board of Directors since April 1997. From December 1990 to December 1995, he served as chairman of the board of directors of Softbank Forums, a provider of education and conference services for the information technology industry. Mr. Lynch founded Interop Company in 1986, which is now a division of the successor to Softbank Forums, Key3Media. Mr. Lynch is a member of the Association for Computing Machinery and the Internet Society. He is also a member of the Board of Trustees of the Santa Fe Institute and the Bionomics Institute. He previously served as Director of the Information Processing Division for the Information Sciences Institute in Marina del Rey, where he led the Arpanet team that made the transition from the original NCP protocols to the current TCP/IP based protocols. Mr. Lynch previously served as a member of the board of directors of UUNET Technologies, Inc., from April 1994 until August 1996 and is a director of a private company.

     Hellene S. Runtagh has served as a member of our Board of Directors since November 1999. Ms. Runtagh is the former President and Chief Executive Officer of the Berwind Group, a position she held from June 2001 through December 2001. Ms. Runtagh also served as Executive Vice President of Universal Studios from January 1999 until January 2001. In this capacity, she was responsible for overseeing the activities of the Universal Studios Operations Group, Universal Studios Consumer Products Group, Universal Studios Corporate Marketing and Sponsorships, and the Spencer Gift retail operations, Universal Studios’ worldwide information technology, and Seagram’s global sourcing and real estate operations. From February 1997 to January 1999, she held the position of senior vice president of reengineering effort at Universal. Previously, Ms. Runtagh spent 25 years at General Electric, where she served as President and Chief Executive Officer of GE Information Services from 1989 to 1996 and held general management roles with GE’s capital and software businesses. Ms. Runtagh also serves on the Board of Directors of Lincoln Electric Holdings Inc. and Avaya Inc.

     See Part I. Item 3 “Legal Proceedings” for information relating to our Chapter 11 proceeding in 2001.

Classified Board

     The Board of Directors is divided into three classes. The term of office and directors in each class is as follows:

Class	Directors	Term of Office

Class I	Daniel C. Lynch Richard A. Jalkut Larry Irving	•	expires at the annual meeting of stockholders in 2006 and at each third succeeding annual meeting thereafter

Class II	L. Dale Crandall Hellene S. Runtagh	•	expires at the annual meeting of stockholders in 2004 and at each third succeeding annual meeting thereafter

Class III	Charles McMinn Robert C. Hawk Charles E. Hoffman	•	expires at the annual meeting of stockholders in 2005 and at each third succeeding annual meeting thereafter

     The classification of directors has the effect of making it more difficult to change the composition of the Board of Directors.

Board Committees

     In April 1998, the Board of Directors established an Audit Committee and a Compensation Committee.

     The Audit Committee currently consists of four of our outside directors, Messrs. Crandall, Lynch, Hawk and Ms. Runtagh, with Mr. Crandall serving as the chairperson. The Board of Directors has determined that Mr. Crandall is an “audit committee financial expert” as described in applicable SEC rules. Each member of the Audit Committee is independent, as defined in Rule 4200(a) (15) of the National Association of Securities Dealers’ listing standards.

     The Audit Committee is responsible for oversight of our financial reporting process. The Audit Committee also monitors the work of management and the independent auditors and their activities with respect to our financial reporting process and internal controls.

     The Compensation Committee currently consists of three of our outside directors, Mr. Irving, Mr. Lynch and Ms. Runtagh. The primary responsibilities of the Compensation Committee include:

•	reviewing and determining the compensation policy for our executives and other employees as directed by the Board of Directors;

•	reviewing and determining all forms of compensation to be provided to our executive officers; and

•	unless otherwise directed by the Board, administering our equity-based compensation plans.

     In September 2002, the Board of Directors established a Nominating and Corporate Governance Committee that consists of three outside directors, Messrs. Hawk, Irving and Jalkut. The primary responsibilities of the Nominating and Corporate Governance Committee include:

•	proposing nominees for election as directors;

•	board appraisals and performance standards; and

•	oversight of corporate governance matters.

     We also have a Pricing Committee and Management Compensation Committee. The Pricing Committee currently consists of one outside director, Mr. Irving and two inside directors, Messrs. McMinn and Hoffman. The function of the Pricing Committee is to set the price for the sale of our common stock to third-parties as well as other special projects. The function of the Management Compensation Committee, which consists solely of one inside director, Mr. Hoffman, is to review and determine the compensation policy for employees other than our executive officers and directors and to review and determine all forms of compensation for such employees.

Code of Conduct

     The Company has adopted a Code of Conduct that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is available on the Company’s Web site at www.covad.com/companyinfo/codeofconduct/. The Company intends to disclose any changes in or waivers from its code of conduct that are required to be publicly disclosed by posting such information on its Web site or by filing a Form 8-K.

Director Compensation

     Prior to 2003, the only compensation provided to directors for services provided as a director or committee member were grants of stock options subject to vesting. Periodic stock options and restricted stock were granted as follows:

•	Each new director received an initial stock option grant to purchase 60,000 shares of our common stock and each ongoing director received annual grants of options to purchase 15,000 shares of our common stock;

•	Members of our Audit Committee, other than the Chairperson, received an initial grant of an option to purchase 10,000 shares of our common stock when they were appointed to the Audit Committee and then received annual grants of options to purchase 5,000 shares of our common stock; and

•	The Chairperson of our Audit Committee received an initial option to purchase 10,000 shares of our common stock when appointed to the Audit Committee and then received annual grants of options to purchase 10,000 shares of our common stock for continued service.

     All of these grants of stock options were at the market price on the grant date and vest over a period of four years.

     In February 2003, the Board adopted new policies regarding director compensation. The new compensation plan provides for a continuation of the compensation benefits listed above. In addition, the new plan provides:

•	An annual retainer of $18,000 to be paid to each director, paid in two equal cash payments every six months. In lieu of receiving the cash payments, a director may elect to receive a grant of an option to purchase 5,000 shares, vesting in equal monthly installments over one year.

•	The above-referenced annual grants of options to purchase 15,000 shares will vest in equal monthly installments over one year rather than equal monthly installments over four years.

•	The above referenced annual grants of options to Audit Committee members and the Chairperson of the Audit Committee will vest in equal monthly installments over one year rather than in equal monthly installments over four years.

•	For each Board meeting that a director attends, a fee of $1,000 is paid.

•	For each Committee meeting that a director attends on a different day from a Board meeting, a fee of $1,000 is paid.

     Each Director also received a special one time grant of an option to purchase 45,000 shares at an exercise price equal to $1.28, the market price on February 5, 2003, the date of grant, vesting over three years.

     In January 2001, each of the members of the Board of Directors received a one-time stock option grant to purchase 50,000 shares at $2.56, the market price on January 23, 2001, the grant date. These options allow early exercise, with a repurchase right lapsing over four years. Mr. McMinn, who as a new director received a stock option grant to purchase 60,000 shares at $2.56, the market price on January 23, 2001, the grant date, did not receive the January 2001 grant. Mr. McMinn’s options also allowed early exercise, with a repurchase right lapsing over four years.

     In April 2001, we provided Mr. McMinn with a stock option grant to purchase 200,000 shares of our common stock. These options were priced at the closing price of our stock on the NASDAQ National Market on the grant date. One-half of these options were immediately vested and the remaining one-half vested over the following six months.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2003 except that due to a processing discrepancy Form 4s due February 7, 2003 were filed March 7, 2003 for Messrs. Bennett, Hanley, Lockwood, Richman and Irving covering two option grants each, for Messrs. Hawk and Lynch covering four option grants each, for Mr. McMinn and Ms. Runtagh covering three option grants each and for Mr. Hoffman covering one option grant and Form 4s due February 7, 2003 for Mr. Crandall covering four option grants and Mr. Jalkut covering three option grants each were filed March 8, 2003. In addition, a Form 4 for Mr. Lynch due November 28, 2003 covering four transactions was filed December 1, 2003.

Item 11. Executive Compensation

     The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person who served as our Chief Executive Officer or was one of our four other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation

				Restricted	Securities
	Fiscal			Stock	Underlying	All Other
Name and principal position	Year	Salary	Bonus	Awards ($)	Options/SARs (#)	Compensation (2)

Charles E. Hoffman (1)	2003	$500,004	$733,593	—	625,000	$428
President and Chief Executive Officer	2002	$500,004	$542,483	—	—	$414
	2001	$259,617	$207,621	—	2,500,000	$100,207	(3)
Anjali Joshi (6)	2003	$258,469	$93,731	—	98,000	$150,159	(7)
Executive Vice President, Engineering	2002	$250,000	$110,827	—	—	$180
	2001	$232,692	$125,308	—	325,000	$145
Patrick J. Bennett (4)	2003	$285,000	$194,216	—	98,000	$774
Executive Vice President	2002	$285,000	$126,343	—	—	$774
	2001	$60,288	$29,704	—	200,000	$25,093	(5)
Andrew Lockwood (8)	2003	$265,000	$150,418	—	98,000	$270
Executive Vice President, Market Development	2002	$106,000	$23,342	—	200,000	$114
Mark A. Richman (9)	2003	$239,231	$164,310	—	98,000	$180
Executive Vice President, Chief Financial	2002	$228,077	$100,723	—	—	$180
Officer	2001	$64,904	$32,923	—	250,000	$55
P. Michael Hanley (10)	2003	$229,231	$163,176	—	98,000	$270
Executive Vice President, Customer	2002	$192,923	$76,738	—	—	$229
Experience

(1)	Mr. Hoffman joined Covad in June 2001.

(2)	The dollar amount represents premium payments the Company made for these executives’ term life insurance.

(3)	Includes a payment of $100,000 as a sign on bonus, as well as $207 for term life insurance.

(4)	Mr. Bennett joined Covad in October 2001.

(5)	Includes a payment of $25,000 as a sign on bonus, as well as $93 for term life insurance.

(6)	Mrs. Joshi resigned from Covad in November 2003.

(7)	Amount includes severance payment of $150,000, as well as $159 for term life insurance.

(8)	Mr. Lockwood joined Covad in August 2002.

(9)	Mr. Richman joined Covad in September 2001.

(10)	Mr. Hanley joined Covad in February 2002.

Option/SAR Grants In Last Fiscal Year

     The following table sets forth information regarding stock options granted to Named Executive Officers during the fiscal year ended December 31, 2003.

			Individual Grants

			Percent of Total			Potential Realizable Value at
	Number of		Options			Assumed Annual Rates Of
	Securities		Granted to	Exercise		Stock Price Appreciation For
	Underlying		Employees in	Price		Option Term ($)(4)
	Options		Fiscal	Per
Name	Granted (#)		2003 (%)(3)	Share	Expiration Date	5%	10%

Charles E. Hoffman	625,000	(1)	8.6855%	$1.280	02/05/11	$381,964	$914,871
Patrick J. Bennett	70,000	(1)	0.9728%	$1.280	02/05/11	$42,780	$102,466
	28,000	(2)	0.3891%	$1.280	02/05/11	$17,112	$40,986
Anjali Joshi (5)	70,000	(1)	0.9728%	$1.280	02/05/11	$42,780	$102,466
	28,000	(2)	0.3891%	$1.280	02/05/11	$17,112	$40,986
Andrew Lockwood	70,000	(1)	0.9728%	$1.280	02/05/11	$42,780	$102,466
	28,000	(2)	0.3891%	$1.280	02/05/11	$17,112	$40,986
Mark A. Richman	70,000	(1)	0.9728%	$1.280	02/05/11	$42,780	$102,466
	28,000	(2)	0.3891%	$1.280	02/05/11	$17,112	$40,986
Patrick Michael Hanley	70,000	(1)	0.9728%	$1.280	02/05/11	$42,780	$102,466
	28,000	(2)	0.3891%	$1.280	02/05/11	$17,112	$40,986

(1)	The material terms of the option grants are as follows: (i) the options consist of qualified and nonqualified stock options; (ii) all have an exercise price equal to the fair market value on the date of grant; (iii) grants have an 8-year term and become exercisable over a four-year period (for example, grants of initial stock options to new employees typically vest at a rate of 12.5% of the option shares on the six-month anniversary of the grant date with the remainder vesting in 42 equal monthly installments); (iv) the options are not transferable and (v) all options are otherwise subject to the terms and provisions of Covad’s 1997 Stock Plan.

(2)	The material terms of the option grants are as follows: (i) the options consist of qualified and nonqualified stock options; (ii) all have an exercise price equal to the fair market value on the date of grant; (iii) grants have an 8-year term and become exercisable over a one-year period; (iv) the options are not transferable and (v) all options are otherwise subject to the terms and provisions of Covad’s 1997 Stock Plan.

(3)	Based on options covering an aggregate of 7,195,875 shares the Company granted during 2003 pursuant to Covad’s 1997 Stock Plan.

(4)	These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The potential realizable values are calculated by assuming that the Company’s common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the granted options. The assumed 5% and 10% rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Covad’s estimate or projection of future stock price growth.

(5)	Ms. Joshi resigned in November 2003.

     Aggregated Option/SAR Exercises In Last Fiscal Year And Year-End Option/SAR Values

     The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 2003 and the number and year-end value of shares of the our common stock underlying the unexercised options held by the Named Executive Officers.

			Number Of Securities		Value Of Unexercised
			Underlying Unexercised		In-The-Money Options At
	Shares	Value	Options At December 31, 2003		December 31, 2003 ($)(2)
	Acquired On	Realized
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Charles E. Hoffman	150,000	$54,000	1,542,708	1,432,292	$4,200,583	$3,735,417
Patrick J. Bennett	—	—	146,249	151,751	$425,964	$425,396
Anjali Joshi	312,452	$594,016	—	—	$—	$—
Andrew S. Lockwood	—	—	104,582	193,418	$249,964	$463,397
Mark A. Richman	—	—	178,541	169,459	$526,012	$480,098
P. Michael Hanley	—	—	146,249	151,751	$405,381	$407,979

(1)	Value represents the fair market value at exercise minus the exercise price.

(2)	Value represents the difference between the exercise price and the market value (i.e., closing price) of common stock of $3.60 on December 31, 2003. An option is “in-the-money” if the market value of the common stock exceeds the exercise price.

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

     In May 2001, we entered into an employment agreement with Anjali Joshi, our Executive Vice President, Engineering, which had a 12-month term that expired in May 2002. If we terminated Ms. Joshi without cause (as that term is defined in the agreement), or if she resigned for good reason (as that term is defined in the agreement), we would have continued to pay her annual salary through the term of the agreement, plus a pro rated portion of her bonus. In the event of a change of control (as that term is defined in the agreement), her employment agreement would have been null and void. Ms. Joshi resigned from Covad in November 2003.

     Each of our executive officers is subject to our Executive Severance Plan, referred to hereinafter as the Severance Plan, which provides benefits to those employees who are covered by the Severance Plan and are notified between August 1, 2003 and December 31, 2004 that their employment will be terminated. Pursuant to the Severance Plan, if an executive officer is terminated for reasons other than for cause or for uncorrected performance deficiencies (as those are defined in the Severance Plan) or in the event of a change of position or duties within six (6) months of a change of control (as those are defined in the Severance Plan), the affected executive would receive an amount equal to six months of the executive officer’s annual salary.

     With respect to all options granted under our 1997 Stock Plan, in the event that we merges with or into another corporation resulting in a change of control involving a shift in 50% or more of the voting power of our capital stock, or the sale of all or substantially all of our assets, the options will fully vest and become exercisable one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause or in the event the successor corporation refuses to assume the options.

     We have also entered into restricted stock purchase agreements with certain of our directors. The shares of our common stock issued pursuant to these restricted stock purchase agreements are subject to our right of repurchase which lapses in accordance with the vesting schedule of the agreements. The agreements also include similar provisions to the stock options, providing for accelerated vesting in the event of a change of control.

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

Limitation on Liability and Indemnification Matters

     Our Amended and Restated Certificate of Incorporation limits the liability of our directors to the maximum extent permitted by Delaware law, and our Bylaws provide that we will indemnify our directors and officers and may indemnify our other employees and agents to the fullest extent permitted by law. We also entered into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our Bylaws. Our Board of Directors believes that these provisions and agreements are necessary to attract and retain qualified directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding ownership of our common stock as of February 1, 2004 by:

•	each Named Executive Officer;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	all persons known to Covad to beneficially own 5% or more of our common stock.

     Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of February 1, 2004 as described in the footnotes below. Percentage ownership is calculated pursuant to SEC Rule 13d-3(d)(1) and based on 230,567,744 shares of our common stock outstanding as of February 1, 2004. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Covad Communications Group, Inc., 110 Rio Robles, San Jose, California 9534.

	Shares Beneficially Owned

Beneficial Owner	Number	Percentage

FMR Corp.(1)	18,325,177	7.95%
Charles McMinn(2)	3,655,247	1.59%
Charles E. Hoffman(3)	1,902,138	*
Robert Hawk(4)	625,160	*
Daniel Lynch(5)	334,023	*
Mark A. Richman(6)	216,026	*
P. Michael Hanley(7)	183,791	*
Hellene Runtagh(8)	182,999	*
Patrick J. Bennett(9)	179,459	*
Larry Irving(10)	139,395	*
Andrew S. Lockwood(11)	131,124	*
Anjali Joshi (12)	119,909	*
L. Dale Crandall (13)	78,750	*
Richard Jalkut (14)	61,250	*
James Kirkland(15)	0	*
All current executive officers and directors as a group (14 persons)	7,809,271	3.39%

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	Includes 12,249,010 shares beneficially owned by Fidelity Management & Research Company as a result of it acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, 266,599 shares held by Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp, and 5,809,568 shares held by Fidelity International Limited. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity Management & Research Company, and the funds each has the sole power to dispose of the 12,249,010 shares owned by the Fidelity Funds. The voting power with respect to the shares held by Fidelity Management & Research Company rests solely with the Boards of Trustees of each of the investment companies to which it acts as investment adviser. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has the sole power to dispose of the 266,599 shares owned by Fidelity Management Trust Company and the sole power to vote or to direct the voting of 241,200 of these shares and no power to vote or direct the voting of 25,399 of the shares. Fidelity International Limited has the sole power to vote and sole power to dispose of the 5,809,568 shares it owns. The information provided with respect to these shareholders is based solely upon a Schedule 13G dated February 16, 2004, filed by such shareholders with the Securities and Exchange Commission. The company has not done any independent investigation with respect to the beneficial ownership of these shareholders.

(2)	Includes 4,792 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(3)	Includes 130,209 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(4)	Includes 6,667 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(5)	Includes 6,875 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(6)	Includes 15,668 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(7)	Includes 13,584 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(8)	Includes 8,333 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(9)	Includes 13,584 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(10)	Includes 8,958 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(11)	Includes 13,584 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(12)	Includes 0 shares of common stock subject to options exercisable within 60 days of February 1, 2004. Ms. Joshi resigned as an officer of Covad in August 2003 and from employment at Covad in November 2003.

(13)	Includes 8,127 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(14)	Includes 6,667 shares of common stock subject to options exercisable within 60 days of February 1, 2004.

(15)	Includes 0 shares of common stock subject to options exercisable within 60 days of February 1, 2004. Mr. Kirkland joined Covad in October 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of December 31, 2003.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	21,574,339	$7.06	14,895,194
Equity compensation plans not approved by security holders (2)	102,426	$13.41	2,686,139
Total	21,676,765	$7.09	17,581,333

(1)	These plans consist of the 1997 Stock Plan and the 2003 Employee Stock Purchase Plan. The 1997 Stock Plan provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by Covad’s board of directors. The number of shares that may be issued under the 1997 Stock Option Plan is subject to an annual increase to be added on the first day of Covad’s fiscal year equal to the lesser of (a) 3% of the outstanding shares of Covad’s stock on such date or (b)

an amount determined by the board. The 2003 Employee Stock Purchase Plan allows employees to purchase shares of Covad’s common stock at a discount from the market prices during set purchase periods. The number of shares that may be issued under the 2003 Employee Stock Purchase Plan is subject to an annual increase to be added on January 1 of each year equal to the lesser of either (a) 2% of the outstanding shares of Covad’s stock on such date, (b) 7 million shares or (c) an amount determined by a committee of the board. Securities available for future issuance under Covad’s 2003 Employee Stock Purchase Plan are included in column (c) but are not included in columns (a) and (b) because amount and price of securities purchased in an offering period are determined at the end of such offering period. Covad’s next offering period ends in June 2004.

(2)	These plans consist of the LaserLink.Net, Inc. 1997 Stock Plan and the BlueStar Communications Group, Inc. 2000 Stock Incentive Plan, both of which were assumed by Covad in connection with the acquisitions of each company and are described in Note 13 of the Financial Statements. Covad does not intend to grant additional options under these plans.

Item 13. Certain Relationships and Related Party Transactions

Strategic Investments and Relationships

     On September 11, 2000, we entered into an agreement with SBC Communications, Inc. in which SBC purchased 9,373,169 shares of our common stock for $150 million. SBC has agreed to offer us the first opportunity to purchase shares that it intends to sell. We are not aware of any sales of these shares by SBC. SBC also agreed for a period of five years to vote its shares for the nominees to our Board of Directors either as recommended by the Board of Directors or in the proportion to the votes cast by our other shareholders, at SBC’s choice. SBC also agreed that it would not acquire any material number of additional shares of our common stock for a period of five years without our prior consent.

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

     We acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $8,346, $5,774 and $13,928 for the years ended December 31, 2003, 2002 and 2001, respectively. We also purchased certain products from a company in which Mr. Marshall serves as a director. Purchases from this vendor totaled $269, $258 and $140 during the years ended December 31, 2003, 2002 and 2001, respectively.

     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of our resellers. We recognized revenues from TelePacific of $611, $1,311 and $1,822 for the years ended December 31, 2003, 2002 and 2001, respectively. Another member of our Board of Directors, Dale Crandall, is a member of the

Board of Directors of BEA Systems, which supplies us with software and related support. We paid $2,232, $121 and $214 to BEA Systems during the years ended December 31, 2003, 2002 and 2001, respectively. Robert Hawk, one of our directors, is also a director of Homeport Connections LLC, one of our sales agents. We did not pay any amount to, or receive any amount from, Homeport Connections in 2003. Gary Hoffman, a sibling of our Chief Executive Officer, Charles E. Hoffman, is employed by Covad. In 2003, Mr. Hoffman’s sibling received $63 of base salary and $31 of sales commissions, as well as an option grant to purchase 2,500 shares of our common stock at an exercise price of $1.28.

     We believe the terms of these transactions are comparable to transactions that would likely be negotiated with clearly independent parties.

Item 14. Principal Accounting Fees and Services

     The following table sets forth the aggregate fees and related expenses for professional services provided by Ernst & Young LLP in each of the last two fiscal years. The audit committee considered the provision of the services corresponding to these fees, and the audit committee believes that the provision of these services is compatible with Ernst & Young LLP maintaining its independence. The audit committee pre-approval policies and procedures require prior approval of each engagement of Ernst & Young LLP to perform services. We adopted these pre-approval policies in September 2002 in accordance with the requirements of the Sarbanes-Oxley Act and the professional services listed below that were provided after September 2002 were approved in accordance with these policies.

	2003		2002

Audit fees	$1,800,000	(1)	$1,872,500
Audit-related fees	2,500		2,500
Tax fees	261,000		664,000
All other fees	—		—

TOTAL	$2,063,500		$2,539,000

     Fees for audit services include fees associated with the annual audit, reviews of the Company’s quarterly reports on Form 10-Q, accounting consultations and SEC registration statements. Audit-related fees include fees associated with the annual subscription to Ernst & Young LLP’s online accounting and auditing research tool. Tax fees included tax compliance, tax advice and tax planning.

(1)  The 2003 audit fees represent a preliminary estimate that is subject to adjustment when the final invoice for 2003 audit services is received.

PART IV

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

EXHIBIT INDEX

Exhibit
Number	Description

2.1(14)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.

2.2(15)	Order Pursuant to § 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).

2.3(3)	Agreement and Plan of Merger Among Covad Communications Group, Inc., LightSaber Acquisition Co. and Laser Link.Net, Inc., dated as of March 8, 2000.

2.4(8)	Agreement and Plan of Merger and Registration among Covad Communications Group, Inc., Covad Acquisition Corp. and BlueStar Communications Group, Inc., dated as of June 15, 2000.

2.5(10)	Acquisition Agreement, dated as of September 8, 2000, among Covad Communications Group, Inc., Greenway Holdings Ltd., Loop Holdings Europe APS, Loop Telecom, S.A. and the shareholders of Loop Telecom, S.A.

2.6(16)	Shareholders’ Agreement, dated as of September 12, 2000, among Loop Holdings Europe APS, Loop Telecom, S.A., Covad Communications Group, Inc. and the other shareholders of Loop Telecom, S.A.

3.1(12)	Amended and Restated Certificate of Incorporation.

3.2(17)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.

3.3(33)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.

3.4(18)	Bylaws, as currently in effect.

4.1(1)	Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York.

4.4(1)	Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear, Stearns & Co., Inc. and BT Alex. Brown Incorporated.

4.5(1)	Specimen 13 1/2% Senior Note Due 2008.

4.6(1)	Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the Registrant and certain of its stockholders.

Exhibit
Number	Description

4.7(2)	Indenture dated as of February 18, 1999 among the Registrant and The Bank of New York.

4.8(2)	Registration Rights Agreement dated as of February 18, 1999 among the Registrant and the Initial Purchasers.

4.9(2)	Specimen 12 1/2% Senior Note Due 2009.

4.10(7)	Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.

4.11(7)	Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns & Co., Inc.

4.12(7)	Specimen 12% Senior Note Due 2010.

4.13(4)	Stockholder Protection Rights Agreement dated February 15, 2000.

4.14(13)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001

4.15(8)	Stock Restriction Agreement among Covad Communications and certain stockholders of BlueStar.

4.16(9)	Indenture, dated as of September 25, 2000, between the Company and United States Trust Company of New York.

4.17(9)	Specimen 6% Convertible Senior Note.

10.1(2)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.

10.2(33)	1998 Employee Stock Purchase Plan and related agreements.

10.3(33)	1997 Stock Plan and related option agreement, as currently in effect.

10.22(11)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.

10.23(11)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.

10.24(19)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.

10.25(20)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.

10.26(21)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.

10.27(22)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.

10.28(23)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.

10.29(24)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.

10.30(25)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.31(26)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.32(27)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.

10.33(28)	Capital Markets Debt Subordination Provisions.

10.34(29)	General Unsecured Debt Subordination Agreement.

10.35(8)	Stockholders Agreement among Covad Communications and certain stockholders of BlueStar.

10.36(31)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to

Exhibit
Number	Description

America Online, Inc.

10.37(32)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.

10.38(34)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan.

10.39(34)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.

10.40(35)	General Release of All Claims executed by Anjali Joshi.

10.41	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.

10.42	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.

21.1(30)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (incorporated in the signature page herein).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-51097) as originally filed on April 27, 1998 and as subsequently amended.

(2)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-75955) as originally filed on April 4, 1999 and as subsequently amended.

(3)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.

(4)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(5)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(6)	Intentionally deleted.

(7)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.

(8)	Incorporated by reference to Exhibit 2 filed with our registration statement on Form S-4 (No. 333-43494) as originally filed on August 10, 2000 and as subsequently amended.

(9)	Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(10)	Incorporated by reference to Exhibit 2.3 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(11)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(12)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(14)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(15)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(16)	Incorporated by reference to Exhibit 2.4 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 3.5 filed with our current report on Form 8-K as originally filed on July 17, 2000 and as subsequently amended.

(18)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(19)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.2 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.3 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(28)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(29)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(30)	Incorporated by reference to the exhibit of corresponding number filed with our report on 10-K as filed on May 24, 2001

(31)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(32)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(33)	Incorporated by reference to the exhibit of corresponding number filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(34)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as filed on July 31, 2003.

(35)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as filed on October 24, 2003.

     (b)  Reports on Form 8-K

     The following items were reported on Form 8-K by the Company during the fiscal quarter ended December 31, 2003.

On October 22, 2003, we furnished a current report on Form 8-K, pursuant to Item 12 thereof, furnishing a copy of a press release dated October 22, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2004.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ Mark A. Richman

Mark A. Richman
Executive Vice President and
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2004.

Signature	Title

/s/ Charles E. Hoffman (Charles E. Hoffman)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark A. Richman (Mark A. Richman)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles McMinn (Charles McMinn)	Chairman of the Board of Directors

/s/ L. Dale Crandall (L. Dale Crandall)	Director

/s/ Robert Hawk (Robert Hawk)	Director

/s/ Hellene Runtagh (Hellene Runtagh)	Director

/s/ Larry Irving (Larry Irving)	Director

/s/ Daniel Lynch (Daniel Lynch)	Director

/s/ Richard Jalkut (Richard Jalkut)	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.1(14)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.

2.2(15)	Order Pursuant to § 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).

2.3(3)	Agreement and Plan of Merger Among Covad Communications Group, Inc., LightSaber Acquisition Co. and Laser Link.Net, Inc., dated as of March 8, 2000.

2.4(8)	Agreement and Plan of Merger and Registration among Covad Communications Group, Inc., Covad Acquisition Corp. and BlueStar Communications Group, Inc., dated as of June 15, 2000.

2.5(10)	Acquisition Agreement, dated as of September 8, 2000, among Covad Communications Group, Inc., Greenway Holdings Ltd., Loop Holdings Europe APS, Loop Telecom, S.A. and the shareholders of Loop Telecom, S.A.

2.6(16)	Shareholders’ Agreement, dated as of September 12, 2000, among Loop Holdings Europe APS, Loop Telecom, S.A., Covad Communications Group, Inc. and the other shareholders of Loop Telecom, S.A.

3.1(12)	Amended and Restated Certificate of Incorporation.

3.2(17)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.

3.3(33)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.

3.4(18)	Bylaws, as currently in effect.

4.1(1)	Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York.

4.4(1)	Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear, Stearns & Co., Inc. and BT Alex. Brown Incorporated.

4.5(1)	Specimen 13 1/2% Senior Note Due 2008.

4.6(1)	Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the Registrant and certain of its stockholders.

4.7(2)	Indenture dated as of February 18, 1999 among the Registrant and The Bank of New York.

4.8(2)	Registration Rights Agreement dated as of February 18, 1999 among the Registrant and the Initial Purchasers.

4.9(2)	Specimen 12 1/2% Senior Note Due 2009.

4.10(7)	Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.

4.11(7)	Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns & Co., Inc.

4.12(7)	Specimen 12% Senior Note Due 2010.

4.13(4)	Stockholder Protection Rights Agreement dated February 15, 2000.

4.14(13)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001

4.15(8)	Stock Restriction Agreement among Covad Communications and certain stockholders of BlueStar.

4.16(9)	Indenture, dated as of September 25, 2000, between the Company and United States Trust Company of New York.

4.17(9)	Specimen 6% Convertible Senior Note.

10.1(2)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.

10.2(33)	1998 Employee Stock Purchase Plan and related agreements.

10.3(33)	1997 Stock Plan and related option agreement, as currently in effect.

Exhibit
Number	Description

10.22(11)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.

10.23(11)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.

10.24(19)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.

10.25(20)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.

10.26(21)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.

10.27(22)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.

10.28(23)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.

10.29(24)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.

10.30(25)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.31(26)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.32(27)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.

10.33(28)	Capital Markets Debt Subordination Provisions.

10.34(29)	General Unsecured Debt Subordination Agreement.

10.35(8)	Stockholders Agreement among Covad Communications and certain stockholders of BlueStar.

10.36(31)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.

10.37(32)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.

10.38(34)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan.

10.39(34)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.

10.40(35)	General Release of All Claims executed by Anjali Joshi.

10.41	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.

10.42	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.

21.1(30)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (incorporated in the signature page herein).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-51097) as originally filed on April 27, 1998 and as subsequently amended.

(2)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-75955) as originally filed on April 4, 1999 and as subsequently amended.

(3)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.

(4)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(5)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(6)	Intentionally deleted.

(7)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.

(8)	Incorporated by reference to Exhibit 2 filed with our registration statement on Form S-4 (No. 333-43494) as originally filed on August 10, 2000 and as subsequently amended.

(9)	Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(10)	Incorporated by reference to Exhibit 2.3 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(11)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(12)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(14)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(15)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(16)	Incorporated by reference to Exhibit 2.4 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 3.5 filed with our current report on Form 8-K as originally filed on July 17, 2000 and as subsequently amended.

(18)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(19)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.2 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.3 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(28)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(29)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(30)	Incorporated by reference to the exhibit of corresponding number filed with our report on 10-K as filed on May 24, 2001.

(31)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(32)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(33)	Incorporated by reference to the exhibit of corresponding number filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(34)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as filed on July 31, 2003.

(35)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as filed on October 24, 2003.