Form 10-K/A
period 2003-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2004-05-17
CIK 1043769

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1
TO

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on February 27, 2004. See Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to our Consolidated Financial Statements included in Item 8 for further discussion of this restatement. This amendment is also filed in connection with the restatement of our financial statements for the quarters ended September 30, 2003 and December 31, 2003, as well as for the year ended December 31, 2003. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

The following is a list of the items of the annual report amended hereby (including a brief description of the change to each such item):

PART II

Item 6. Selected Financial Data

•	Inclusion of restated 2003 Consolidated Statement of Operations Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Under Operating Expenses, restated total operating expenses and restated Network and Products Costs (and related disclosure regarding deferred variable stock-based compensation expenses) and restated Sales, Marketing, General and Administrative expenses (and related disclosure regarding deferred variable stock-based compensation expenses); and

•	Under Quarterly Financial Information (Unaudited), restated quarterly information for the three months ended September 30, 2003 and December 31, 2003 and restated net loss and effect of certain corrections for the three months ended September 30, 2003 and December 31, 2003 and the year ended December 31, 2003; and

•	Under Liquidity and Capital Resources, corrections of the accumulated deficit data, net loss data and net cash used in operating activities data in the third and fourth paragraph, respectively.

Item 8. Financial Statements and Supplementary Data

•	Report of Ernst & Young LLP, Independent Auditors;

•	Restated Consolidated Balance Sheets;

•	Restated Consolidated Statements of Operations;

•	Restated Consolidated Statement of Stockholders’ Equity (deficit);

•	Restated Consolidated Statements of Cash Flows; and

•	Notes to Consolidated Financial Statements, including amendments to Note 1 under “Stock-Based Compensation” and “Comprehensive Income (Loss)”, Note 12 (revised reconciliation of income taxes table to include deferred variable stock-based compensation), Note 13 (add disclosure regarding deferred variable stock-based compensation expenses in the disclosure following the summary of status of stock options table) and Note 14 (restating the segment information data as of and for the year ended December 31, 2003, as well as the addition of Note 15 describing the restatement of our financial statements.

Item 9A. Controls and Procedures

•	Disclosure relating to the restatement pertaining to deferred variable stock-based compensation expenses.

PART IV

Item 15. Financial Statement Schedules, Reports on Form 8-K and Exhibits

•	Amendment to reflect the exhibits filed with this amendment.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2003		2002	2001	2000	1999
	(Restated)
Consolidated Statement of Operations Data:
Revenues, net	$388,851		$383,496	$332,596	$158,736	$66,488
Depreciation and amortization	73,884		127,088	150,839	178,425	37,602
Provision for restructuring expenses	1,235		—	14,364	4,988	—
Provision for long-lived asset impairment	—		—	11,988	589,388	—
Loss from operations	(114,570	)(1)	(180,992)	(536,880)	(1,354,192)	(171,601)
Interest expense	(5,526)		(5,581)	(92,782)	(109,863)	(44,472)
Reorganization expenses, net	—		—	(62,620)	—	—
Gain on extinguishment of debt	—		—	1,033,727	—	—
Income (loss) before cumulative effect of change in accounting principle	(112,302	)(1)	(184,828)	344,758	(1,433,887)	(195,397)
Cumulative effect of change in accounting principle	—		—	—	(9,249)	—

Net income (loss)	$(112,302	)(1)	$(184,828)	$344,758	$(1,443,136)	$(195,397)
Basic and diluted per share amounts:
Net income (loss) before cumulative effect of change in accounting principle	$(0.50	)(1)	$(0.84)	$1.94	$(9.41)	$(1.83)
Cumulative effect of accounting change	$—		$—	$—	$(0.06)	$—

Net income (loss)	$(0.50	)(1)	$(0.84)	$1.94	$(9.47)	$(1.83)
Weighted average common shares used in computing basic and diluted per share amounts	224,949,891		219,743,662	177,347,193	152,358,589	107,647,812
Pro forma amounts assuming the accounting change is applied retroactively:
Net income (loss)	$(112,302	)(1)	$(184,828)	$344,758	$(1,433,887)	$(204,646)
Net income (loss) attributable to common Stockholders	$(112,302	)(1)	$(184,828)	$344,758	$(1,433,887)	$(205,792)
Basic and diluted net income (loss) per common share	$(0.50	)(1)	$(0.84)	$1.94	$(9.41)	$(1.91)

(1)	See Note 15 of Notes to Consolidated Financial Statements

	As of December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investment	$114,345	$202,492	$283,863	$869,834	$767,357
Net property and equipment	94,279	108,737	215,804	338,409	186,059
Total assets	334,711	442,161	675,168	1,511,485	1,147,606
Long-term obligations, including current portion	50,000	50,165	50,011	1,374,673	375,050
Total stockholders’ equity (deficit)	(5,553)	82,299	259,829	(182,663)	690,291

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
Other Operating and Financial Data:
Homes and businesses passed (approximately)	46,000,000	46,000,000	40,000,000	40,000,000	29,000,000
Lines in service	517,000	381,000	351,000	274,000	57,000
Capital expenditures for property and equipment	$44,142	$22,782	$15,732	$319,234	$174,054

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the restated consolidated financial statements and the related notes thereto included elsewhere in this amended Annual Report on Form 10-K/A. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Part I. Item 1. Business-Risk Factors” in the Annual Report on Form 10-K filed February 27, 2004 and elsewhere therein and in this amended Annual Report on Form 10-K/A. We disclaim any obligation to update information contained in any forward-looking statement. See “— Forward Looking Statements.”

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

     Our total operating expenses were as follows:

	Year ended December 31,
	2003	2002	2001
	(Restated)
Amount	$503,421 (1)	$564,488	$869,476
Percent of net revenues	129.5%	147.2%	261.4%

(1)	See Note 15 of Notes to Consolidated Financial Statements.

     Network and Product Costs

     Network and product costs consist primarily of the costs of provisioning and maintaining telecommunications circuits and central office space, equipment sold to our customers, and labor related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

     Our network and product costs were as follows:

	Year ended December 31,
	2003	2002	2001
	(Restated)
Amount	$288,122 (1)	$298,336	$461,875
Percent of net revenue	74.1%	77.8%	138.9%

(1)	See Note 15 of Notes to Consolidated Financial Statements.

     Our network and product costs during the year ended December 31, 2003 were lower because we managed our network capacity more efficiently and obtained lower prices for the copper loops we purchase from the traditional telephone companies. These reductions in network and product costs were partially offset by the additional network and product costs associated with the addition of subscribers to our network. In addition, during the year ended December 31, 2003, we changed our estimates of certain liabilities for transaction-based taxes and property taxes based on settlements reached with various states and local jurisdictions on our transaction-based taxes and additional compilation of data on the valuation of our taxable property and equipment. These changes in accounting estimate decreased our network and product costs by $8,439 during the year ended December 31, 2003. Also during 2003, we changed our estimates of certain liabilities for collocation and network services as a result of the resolution of various billing disputes with our vendors and on our receipt of an invoice in December 2003 from a vendor for certain services provided by such vendor primarily in 2000 and 2001, which we are currently disputing. These changes in accounting estimate increased our network and product costs by $3,414 during the year ended 2003. Network and product costs for the year ended December 31, 2003 include $6,018 of migration expenses from the Qwest customer list acquisition, $2,135 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods, and $4,721 from amortization of deferred variable stock-based compensation expenses related to our 2003 Employee Stock Purchase Plan. Network and product costs for the year ended December 31, 2002 include a credit of $5,550 from the settlement of certain disputed network service obligations during the year and customer acquisition costs of $3,674 associated with the acquisition of InternetConnect assets. Included in network and product costs for the year ended December 31, 2001 is a credit of $5,570 from the settlement of certain disputed collocation claims costs of approximately $34,768 from our BlueStar subsidiary, which we deconsolidated effective June 25, 2001.

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

     Sales, Marketing, General and Administrative Expenses

     Sales, marketing, general and administrative expenses consist primarily of salaries and related expenses and our promotional and advertising expenses.

     Our sales, marketing, general and administrative expenses were as follows:

	Year ended December 31,
	2003	2002	2001
	(Restated)
Amount	$140,081 (1)	$150,373	$199,908
Percent of net revenue	36.0%	39.2%	60.1%

(1)	See Note 15 of Notes to Consolidated Financial Statements.

     We reduced our sales, marketing, general and administrative workforce in all periods, which contributed to a reduction in our expenses. In addition, for the year ended December 31, 2003, we reduced our advertising expense by $19,433. The decrease in sales, marketing, general and administrative expenses for the year ended December 31, 2003 was partially offset by charges of $1,236 for additional stock-based compensation and $3,796 for the potential applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods and $7,650 from amortization of deferred variable stock-based compensation expenses related to our 2003 Employee Stock Purchase Plan.

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

Quarterly Financial Information (Unaudited)

     The Company’s 2003 and 2002 unaudited condensed consolidated quarterly financial information is as follows:

	Three months ended
	March 31	June 30	September 30		December 31
			(Restated)		(Restated)
2003:
Revenues, net	$90,860	$92,445	$100,507		$105,039
Network and product costs	$68,877	$68,632	$77,215	(1)	$73,398	(1)
Sales, marketing, general and administrative	$36,895	$31,791	$37,635	(1)	$33,760	(1)
Loss from operations	$(34,330)	$(26,194)	$(32,164	)(1)	$(21,882	)(1)
Net loss	$(34,722)	$(27,287)	$(33,431	)(1)	$(16,862	)(1)
Basic and diluted net loss per share	$(0.16)	$(0.12)	$(0.15	)(1)	$(0.07	)(1)
2002:
Revenues, net	$101,666	$97,733	$96,206		$87,891
Network and product costs	$90,194	$76,262	$69,546		$62,334
Sales, marketing, general and administrative	$37,204	$33,833	$41,173		$38,163
Loss from operations	$(56,374)	$(39,524)	$(51,864)		$(33,230)
Net loss	$(56,839)	$(40,793)	$(51,707)		$(35,489)
Basic and diluted net loss per share	$(0.26)	$(0.19)	$(0.23)		$(0.16)

(1)	During the review process for our condensed consolidated financial statements as of March 31, 2004 and for the three months then ended, we determined that certain stock options granted pursuant to the 2003 Employee Stock Purchase Plan were subject to variable accounting and that our unaudited condensed consolidated financial statements for the quarters ended September 30, 2003 and December 31, 2003, as well as the audited financial statements for the year ended December 31, 2003, need to be restated to account for this compensation. The restatement involves non-cash charges, which reflect the stock-based compensation expense for those options granted in 2003 that are subject to variable accounting. See Note 1 of Notes to Consolidated Financial Statements for further discussion of stock-based compensation. The effect of the restatement (a) increases our net loss for the third quarter of 2003 by $8,288 from $25,143 to $33,431, which increases our third quarter 2003 loss per basic and diluted share by $0.04, and (b) increases our net loss for the fourth quarter of 2003 by $4,083, from $12,779 to $16,862, which increases our fourth quarter 2003 loss per basic and diluted share by $0.01. For the year ended December 31, 2003, the restatement increases our net loss by $12,371, from $99,931 to $112,302, which increases our 2003 net loss per basic and diluted share by $0.06, from $0.44 to $0.50.

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

	Three Months Ended						Year Ended
	March 31,	June 30,	September 30,		December 31,		December 31,
	2003	2003	2003		2003		2003
			(Restated)		(Restated)		(Restated)
Net loss, as reported	$(34,722)	$(27,287)	$(33,431	)(1)	$(16,862	)(1)	$(112,302	)(1)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss, as reported	—	1,236	—		—		1,236

Net loss, net of effect of prospectively correcting certain differences relating to prior periods	(34,722)	(26,051)	(33,431	)(1)	(16,862	)(1)	(111,066	)(1)

Net loss per share, as reported	(0.16)	(0.12)	(0.15	)(1)	(0.07	)(1)	(0.50	)(1)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss per share, as reported	—	0.01	—		—		0.01	(1)

Net loss per share, net of effect of prospectively correcting certain differences relating to prior periods	(0.16)	(0.11)	(0.15	)(1)	(0.07	)(1)	(0.49	)(1)

(1)	During the review process for our condensed consolidated financial statements as of March 31, 2004 and for the three months then ended, we determined that certain stock options granted pursuant to the 2003 Employee Stock Purchase Plan were subject to variable accounting and that our unaudited condensed consolidated financial statements for the quarters ended September 30, 2003 and December 31, 2003, as well as the audited financial statements for the year ended December 31, 2003, need to be restated to account for this compensation. The restatement involves non-cash charges, which reflect the stock-based compensation expense for those options granted in 2003 that are subject to variable accounting. See Note 1 of Notes to Consolidated Financial Statements for further discussion of stock-based compensation. The effect of the restatement (a) increases our net loss for the third quarter of 2003 by $8,288 from $25,143 to $33,431, which increases our third quarter 2003 loss per basic and diluted share by $0.04, and (b) increases our net loss for the fourth quarter of 2003 by $4,083, from $12,779 to $16,862, which increases our fourth quarter 2003 loss per basic and diluted share by $0.01. For the year ended December 31, 2003, the restatement increases our net loss by $12,371, from $99,931 to $112,302, which increases our 2003 net loss per basic and diluted share by $0.06, from $0.44 to $0.50.

	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2002	2002	2002	2002	2002
Net loss, as reported	$(56,839)	$(40,793)	$(51,707)	$(35,489)	$(184,828)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss, as reported	—	—	10,799	(7,474)	3,325
Effect of unadjusted differences	(1,186)	(1,231)	1,386	—	(1,031)

Net loss, had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(58,025)	(42,024)	(39,522)	(42,963)	(182,534)

Net loss per share, as reported	(0.26)	(0.19)	(0.23)	(0.16)	(0.84)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss per share, as reported	—	—	0.04	(0.03)	0.01
Effect of unadjusted differences	(0.01)	(0.01)	0.01	—	(0.01)

Net loss per share, had unadjusted differences been recorded, net of effect of prospectively correcting certain differences relating to prior periods	(0.27)	(0.20)	(0.18)	(0.19)	(0.84)

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

     From our inception through December 31, 2003, we have financed our operations primarily through private placements of $220,600 of equity securities, $1,282,000 in net proceeds raised from the issuance of notes, including our agreement with SBC for a $50,000 note payable, a $75,000 collateralized deposit from SBC and $719,000 in net proceeds raised from public equity offerings. As of December 31, 2003, we had an accumulated deficit of $1,641,638, and unrestricted cash, cash equivalents, and short-term investments of $114,345. In addition, we had a stockholders’ deficit as of December 31, 2003 of $5,553 and current liabilities of $114,317.

     Net cash used in our operating activities was $45,553 for the year ended December 31, 2003, in comparison with $76,042 in net cash used in our operating activities for the year ended December 31, 2002. The net cash used in our operating activities during 2003 was primarily due to the net loss of $112,302, a decrease in collateralized customer deposits of $7,933, and a decrease in unearned revenues of $12,089, offset by depreciation and amortization charges of $73,884, stock-based compensation and other non-cash charges aggregating $15,595, a decrease in deferred costs of service activation of $8,800, an increase in accounts payable of $2,067, and miscellaneous income from the recovery of certain internal-use licensed software costs of $5,606.

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

     (a) The following documents are filed as part of this Form 10-K/A:

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

     As discussed in Note 15, the consolidated financial statements for the year ended December 31, 2003 have been restated.

/s/ Ernst & Young LLP

Walnut Creek, California
February 12, 2004,
except for Note 15,
as to which the date is May 11, 2004

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2003	2002
	(Restated, see Note 15)
ASSETS
Current assets:
Cash and cash equivalents	$65,376	$94,416
Short-term investments	48,969	108,076
Restricted cash and cash equivalents	2,892	2,576
Accounts receivable, net of allowances of $4,951 at December 31, 2003 ($5,388 at December 31, 2002)	28,528	21,746
Unbilled revenues	5,127	3,921
Other receivables	637	1,385
Inventories	5,335	5,096
Prepaid expenses and other current assets	3,761	5,524

Total current assets	160,625	242,740
Property and equipment, net	94,279	108,737
Collocation fees and other intangible assets, net of accumulated amortization of $49,698 at December 31, 2003 ($32,372 at December 31, 2002)	40,848	43,284
Investments in unconsolidated affiliates	—	1,026
Deferred costs of service activation	31,486	40,286
Deferred customer incentives	4,431	3,540
Other long-term assets	3,042	2,548

Total assets	$334,711	$442,161

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$12,982	$10,915
Accrued compensation	21,661	12,774
Current portion of capital lease obligations	—	165
Accrued collocation and network service fees	18,714	16,537
Accrued transaction-based taxes	35,268	45,426
Accrued interest	5,683	5,683
Accrued market development funds and customer incentives	7,024	6,422
Unresolved claims related to bankruptcy proceedings	7,378	7,381
Other accrued liabilities	5,607	8,581

Total current liabilities	114,317	113,884
Long-term debt	50,000	50,000
Collateralized customer deposit	60,258	68,191
Deferred gain resulting from deconsolidation of subsidiary	53,963	53,972
Unearned revenues	61,726	73,815

Total liabilities	340,264	359,862
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.001 par value; 590,000,000 shares authorized; 230,163,012 shares issued and outstanding at December 31, 2003 (223,182,511 shares issued and outstanding at December 31, 2002)	230	223
Common stock — Class B, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Additional paid-in capital	1,651,267	1,612,319
Deferred stock-based compensation	(14,459)	(160)
Accumulated other comprehensive loss	(953)	(747)
Accumulated deficit	(1,641,638)	(1,529,336)

Total stockholders’ equity (deficit)	(5,553)	82,299

Total liabilities and stockholders’ equity (deficit)	$334,711	$442,161

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2003	2002	2001
	(Restated, see Note 15)
Revenues, net	$388,851	$383,496	$332,596
Operating expenses:
Network and product costs	288,122	298,336	461,875
Sales, marketing, general and administrative	140,081	150,373	199,908
Provision for bad debts (bad debt recoveries)	99	319	(658)
Depreciation and amortization of property and equipment	56,559	112,438	137,920
Amortization of intangible assets	17,325	14,650	12,919
Provision for restructuring expenses	1,235	—	14,364
Provision for long-lived asset impairment	—	—	11,988
Litigation-related expenses, net	—	(11,628)	31,160

Total operating expenses	503,421	564,488	869,476

Loss from operations	(114,570)	(180,992)	(536,880)
Other income (expense):
Interest income	2,105	5,122	24,593
Realized gain (loss) on short-term investments	—	(17)	5,909
Other than temporary losses on short-term investments	—	—	(1,311)
Provision for impairment of investments in unconsolidated affiliates	(747)	(388)	(10,069)
Equity in losses of unconsolidated affiliates	(279)	(806)	(13,769)
Gain (loss) on disposal of investments in unconsolidated affiliate	—	(636)	178
Interest expense (contractual interest expense was $142,356 during the year ended December 31, 2001)	(5,526)	(5,581)	(92,782)
Miscellaneous income (expense), net	6,715	(1,530)	(2,218)
Reorganization expenses, net	—	—	(62,620)
Gain on extinguishment of debt	—	—	1,033,727

Other income (expense), net	2,268	(3,836)	881,638

Net income (loss)	$(112,302)	$(184,828)	$344,758

Basic and diluted per share amounts:
Net income (loss)	$(0.50)	$(0.84)	$1.94

Weighted average common shares used in computing basic and diluted per share amounts	224,949,891	219,743,662	177,347,193

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Amounts in thousands, except share amounts)

							Notes	Accumulated		Total
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Other		Stockholders’
					Paid-In	Stock-Based	From	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2000	—	—	171,937,452	$172	$1,509,365	$(3,067)	$(423)	$556	$(1,689,266)	$(182,663)
Issuance of common stock	—	—	1,010,000	1	579	—	—	—	—	580
Issuance of common stock upon exercise of options	—	—	4,100,979	4	2,109	—	—	—	—	2,113
Repurchase of common stock	—	—	(67,500)	—	(172)	—	—	—	—	(172)
Issuance of common stock upon emergence from Chapter 11 bankruptcy	—	—	37,292,800	37	93,568	—	—	—	—	93,605
Deconsolidation of subsidiary	—	—	—	—	—	—	423	—	—	423
Stock-based compensation	—	—	—	—	439	—	—	—	—	439
Issuance of common stock for business acquisition	—	—	2,268,481	2	2,062	—	—	—	—	2,064
Reversal of deferred stock-based compensation	—	—	—	—	(1,213)	1,213	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,597	—	—	—	1,597
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	(2,327)	—	(2,327)
Foreign currency translation	—	—	—	—	—	—	—	(588)	—	(588)
Net income	—	—	—	—	—	—	—	—	344,758	344,758

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(Amounts in thousands, except share amounts)

							Notes	Accumulated		Total
	Preferred Stock		Common Stock		Additional	Deferred	Receivable	Other		Stockholders’
					Paid-In	Stock-Based	From	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2001	—	—	216,542,212	216	1,606,737	(257)	—	(2,359)	(1,344,508)	259,829
Issuance of common stock	—	—	5,417,251	6	4,303	—	—	—	—	4,309
Issuance of common stock upon exercise of options	—	—	1,005,937	1	398	—	—	—	—	399
Issuance of common stock following emergence from Chapter 11 bankruptcy	—	—	217,111	—	261	—	—	—	—	261
Issuance of warrants	—	—	—	—	3,790	—	—	—	—	3,790
Stock-based compensation	—	—	—	—	285	—	—	—	—	285
Deferred stock-based compensation	—	—	—	—	290	(290)	—	—	—	—
Amortization (reversal) of deferred stock-based compensation	—	—	—	—	(3,745)	387	—	—	—	(3,358)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	270	—	270
Foreign currency translation	—	—	—	—	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	—	—	—	—	(184,828)	(184,828)

Balances at December 31, 2002	—	—	223,182,511	223	1,612,319	(160)	—	(747)	(1,529,336)	82,299
Issuance of common stock	—	—	1,996,222	2	1,721	—	—	—	—	1,723
Issuance of common stock upon exercise of options	—	—	4,984,279	5	6,453	—	—	—	—	6,458
Issuance of warrants			—	—	2,640	—	—	—	—	2,640
Stock-based compensation	—	—	—	—	1,356	—	—	—	—	1,356
Deferred variable stock-based compensation (restated, see Note 15)	—	—	—	—	26,778	(26,778)	—	—	—	—
Amortization of deferred variable stock-based compensation (restated, see Note 15)	—	—	—	—	—	12,371	—	—	—	12,371
Amortization of deferred stock-based compensation	—	—	—	—	—	108	—	—	—	108
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	(206)	—	(206)
Net loss	—	—	—	—	—	—	—	—	(112,302)	(112,302)

Balances at December 31, 2003 (restated, see Note 15)	—	$—	230,163,012	$230	$1,651,267	$(14,459)	$—	$(953)	$(1,641,638)	$(5,553)

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2003	2002	2001
	(Restated, see Note 15)
Operating Activities:
Net income (loss)	$(112,302)	$(184,828)	$344,758
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts (bad debt recoveries)	99	319	(658)
Depreciation and amortization	73,884	127,088	150,839
Loss on disposition of property and equipment	112	1,712	2,679
Non-cash reorganization expenses	—	—	42,856
Non-cash litigation-related expenses	—	(11,628)	25,801
Provision for long-lived asset impairment	—	—	11,988
Amortization (reversal) of deferred stock-based compensation, net	12,479	(3,358)	1,597
Other stock-based compensation	1,367	305	439
Other non-cash charges	1,749	803	—
Accretion of interest on investments	(1,090)	(209)	(7,136)
Accretion of debt discount and amortization of deferred debt issuance costs	—	—	20,845
Other than temporary losses on short-term investments	—	—	1,311
Provision for impairment of investments in unconsolidated affiliates	747	388	10,069
Equity in losses of unconsolidated affiliates	279	806	13,769
Miscellaneous income from internal-use software license royalties	(5,606)	—	—
(Gain) loss on disposal of investment in unconsolidated affiliates.	—	636	(178)
Gain on extinguishment of debt	—	—	(1,033,727)
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	(316)	6,627	(9,103)
Accounts receivable	(6,881)	1,180	532
Unbilled revenues	(1,206)	1,043	2,282
Inventories	(239)	2,153	6,748
Prepaid expenses and other assets	1,995	4,159	3,163
Deferred costs of service activation	8,800	17,676	(5,131)
Accounts payable	2,067	(4,927)	(53,652)
Unresolved claims related to bankruptcy proceedings	(3)	(2,930)	22,200
Collateralized customer deposit	(7,933)	(6,809)	—
Accrued restructuring expenses	—	—	2,024
Other current liabilities	(1,466)	(1,366)	(22,291)
Unearned revenues	(12,089)	(24,882)	12,777

Net cash used in operating activities	(45,553)	(76,042)	(455,199)

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Amounts in thousands)

	Year ended December 31,
	2003	2002	2001
	(Restated, see Note 15)
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

	2003	2002	2001
	(Restated, see Note 15)
Net income (loss), as reported	$(112,302)	$(184,828)	$344,758
Stock-based employee compensation expense (reversal) included in the determination of net income (loss), as reported	13,715	(3,112)	1,849
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(20,507)	(28,471)	(66,751)

Pro forma net income (loss)	$(119,094)	$(216,411)	$279,856

Basic and diluted net income (loss) per common share:
As reported	$(0.50)	$(0.84)	$1.94

Pro forma	$(0.53)	$(0.98)	$1.58

     The weighted-average grant date fair value of stock-based awards to employees was $1.76, $0.83 and $1.38 per share during the years ended December 31, 2003, 2002 and 2001, respectively. Such weighted-average grant date fair values were estimated using the Black-Scholes option valuation model and the assumptions listed in Note 13 under the caption “Pro Forma Stock-Based Compensation Information.”

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

  Comprehensive Income (Loss)

     Significant components of the Company’s comprehensive income (loss) are as follows:

		Year ended December 31,
	Cumulative
	Amounts	2003	2002	2001
	(Restated, see	(Restated, see
	Note 15)	Note 15)
Net income (loss)	$(1,641,638)	$(112,302)	$(184,828)	$344,758
Unrealized gains (losses) on available-for-sale securities	9	(206)	270	(2,327)
Foreign currency translation adjustment	(962)	—	1,342	(588)

Comprehensive income (loss)	$(1,642,591)	$(112,508)	$(183,216)	$341,843

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

     On the Effective Date, the Company made the following distributions of cash and shares of its common stock to certain claimants:

		Common Stock
			Aggregate Fair	Total
Claimant	Cash	Shares	Market Value	Consideration
Noteholders	$271,708	35,292,800	$88,585	$360,293
Plaintiffs in litigation (Note 10)	5,793	2,000,000	5,020	10,813
Other claimants	1,900	—	—	1,900

	$279,401	37,292,800	$93,605	$373,006

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

Unconsolidated Investments in Affiliates

     The following table lists the Company’s unconsolidated investments in affiliates as of December 31, 2003 and 2002:

	Date of	Ownership Percentage		Method of	Investment Carrying Value
Entity Name	Investment(s)	2003	2002	Accounting	2003	2002
DishnetDSL Limited	February 2000	—%	—%	Equity	$—	$—
ACCA Networks Co., Ltd.	August 2000	10%	10%	Equity	—	—
Certive Corporation	November 1999; May 2000	5%	5%	Equity	—	1,026
Sequoia Capital X	May-November 2000	—%	—%	Equity	—	—
Loop Holdings Europe ApS	September 2000	—%	—%	Equity	—	—

					$—	$1,026

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

     A reconciliation of income taxes computed at the federal statutory rate (35%) to income tax expense (benefit) recorded in the Company’s consolidated statements of operations is as follows:

	Year ended December 31,
	2003	2002	2001
	(Restated, see
	Note 15)
Federal benefit at statutory rate (restated, see Note 15)	$(39,306)	$(64,690)	$(241,139)
Nondeductible interest expense	—	—	878
Net operating losses with no current benefits	33,807	65,704	206,948
Deferred variable stock-based compensation (restated, see Note 15)	4,330	—	—
Deconsolidation of BlueStar	—	—	23,915
Other	1,169	(1,014)	9,398

Income tax expense (benefit)	$—	$—	$—

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

     The following table summarizes stock option activity for the years ended December 31, 2003, 2002 and 2001:

	Number of Shares of	Option Price Per
	Common Stock	Share
Balance as of December 31, 2000	27,734,375	$0.001–$149.79
Granted	24,726,003	$0.350–$39.00
Exercised	(4,100,977)	$0.001–$2.56
Cancelled	(16,759,071)	$0.001–$149.79

Balance as of December 31, 2001	31,600,330	$0.001–$149.79
Granted	2,231,048	$0.940–$2.30
Exercised	(1,005,937)	$0.001–$2.56
Cancelled	(7,150,427)	$0.001–$149.79

Balance as of December 31, 2002	25,675,014	$0.001–$149.79
Granted	7,195,875	$0.570–$5.53
Exercised	(4,984,279)	$0.001–$5.44
Cancelled	(6,209,845)	$0.296–$149.79

Balance as of December 31, 2003	21,676,765	$0.001–$149.79

     The following is a summary of the status of stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise		Weighted-Average	Weighted-Average	Number of	Weighted-Average
Price Range	Number of Shares	Life Remaining	Exercise Price	Shares	Exercise Price
$0.001–$0.48	594,439	4.06	$0.28	429,847	$0.23
$0.49–$0.56	2,987,310	5.70	$0.55	1,269,337	$0.55
$0.57–$0.72	451,965	6.21	$0.68	199,946	$0.69
$0.78–$0.84	2,356,825	5.48	$0.84	1,415,761	$0.84
$0.86–$1.17	948,540	6.53	$1.05	309,610	$1.05
$1.18–$1.28	4,954,980	7.57	$1.28	1,428,203	$1.28
$1.29–$2.56	2,081,123	5.60	$1.80	1,211,408	$1.86
$2.56–$2.56	2,499,601	5.22	$2.56	2,031,856	$2.56
$2.59–$27.75	2,357,460	5.05	$10.77	1,608,614	$12.73
$27.83–$149.79	2,444,522	3.84	$43.62	2,384,705	$43.29

$0.001–$149.79	21,676,765	5.76	$7.09	12,289,287	$11.02

     In addition to the recognition and reversal of stock-based compensation described in Note 1 under “Basis of Presentation,” during the years ended December 31, 2003 and 2002, the Company reversed approximately $136 and $1,213, respectively, of stock-based compensation recorded in prior years due to the termination of certain employees (none in 2003). During the year ended December 31, 2003, the Company recorded deferred stock-based compensation of $26,778 as a result of stock options subject to variable accounting that were granted under the Company’s 2003 Employee Stock Purchase Plan. During the year ended December 31, 2002, the Company recorded deferred stock-based compensation of approximately $426, as a result of employment status changes, stock option grants and restricted stock issuances with exercise or purchase prices that were less than the fair value of the Company’s common stock at the date of grant or issuance (none in 2003 or 2001). These amounts are being amortized to operations over the respective vesting periods of the underlying options using a graded vesting method. Amortization (reversal) of deferred stock-based compensation for the years ended December 31, 2003, 2002 and 2001 was approximately $12,479, $(3,358) and $1,597, respectively. Included in the amortization of deferred stock-based compensation for the year ended December 31, 2001 is $302 relating to accelerated vesting provisions included in stock options granted to certain employees in previous years. These accelerated vesting provisions were triggered by the resignation of such employees during 2001. No similar amounts are included in the amortization of deferred stock-based compensation in 2003 and 2002.

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

     Segment information, including a reconciliation to the respective balances in the Company’s consolidated financial statements, as of December 31, 2003, 2002 and 2001, are as follows (the Company’s 2002 and 2001 segment information have been restated to conform to the Company’s organizational structure in 2003):

			Total	Corporate	Intercompany	Consolidated
	CSP	CBS	Segments	Operations	Eliminations	Total
	(Restated, see	(Restated, see	(Restated, see	(Restated, see		(Restated, see
	Note 15)	Note 15)	Note 15)	Note 15)		Note 15)
As of and for the year ended December 31, 2003:
Domestic revenues from unaffiliated customers, net	$236,928	$151,923	$388,851	$—	$—	$388,851
Intersegment revenues	—	—	—	—	—	—

Total revenues, net	236,928	151,923	388,851	—	—	388,851
Operating expenses	191,422	107,621	299,043	129,259	—	428,302
Depreciation and amortization	—	—	—	56,559	—	56,559
Amortization of intangible assets	—	—	—	17,325	—	17,325
Provision for restructuring expenses	103	349	452	783	—	1,235

Total operating expenses	191,525	107,970	299,495	203,926	—	503,421

Income (loss) from operations	45,403	43,953	89,356	(203,926)	—	(114,570)

Interest income	—	—	—	2,105	—	2,105
Equity in losses of unconsolidated affiliates	—	—	—	(279)	—	(279)
Interest expense	—	—	—	(5,526)	—	(5,526)
Other income (expense), net	—	—	—	5,968	—	5,968

Total other income (expense), net	—	—	—	2,268	—	2,268

Net income (loss)	$45,403	$43,953	$89,356	$(201,658)	—	$(112,302)

Assets	$46,140	$23,432	$69,572	$265,139	—	$334,711
Capital expenditures for property and equipment	$—	$—	$—	$44,142	—	$44,142
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$14,889	—	$14,889
As of and for the year ended December 31, 2002:
Domestic revenues from unaffiliated customers, net	$231,721	$151,775	$383,496	$—	—	$383,496
Intersegment revenues	—	—	—	—	—	—

Total revenues, net	231,721	151,775	383,496	—	—	383,496
Operating expenses	183,384	113,260	296,644	152,384	—	449,028
Depreciation and amortization	—	—	—	112,438	—	112,438
Amortization of intangible assets	—	—	—	14,650	—	14,650
Non-cash litigation-related expenses	—	—	—	(11,628)	—	(11,628)

Total operating expenses	183,384	113,260	296,644	267,844	—	564,488

Income (loss) from operations	48,337	38,515	86,852	(267,844)	—	(180,992)

Interest income	—	—	—	5,122	—	5,122
Equity in losses of unconsolidated affiliates	—	—	—	(806)	—	(806)
Interest expense	—	—	—	(5,581)	—	(5,581)
Other income (expense), net	—	—	—	(2,571)	—	(2,571)

Total other income (expense), net	—	—	—	(3,836)	—	(3,836)

Net income (loss)	$48,337	$38,515	$86,852	$(271,680)	—	$(184,828)

Assets	$52,173	$17,319	$69,492	$372,669	—	$442,161
Investments in unconsolidated affiliates:
Domestic	$—	$—	$—	$1,026	—	$1,026
Capital expenditures for property and equipment	$—	$—	$—	$22,782	—	$22,782
Payment of collocation fees	$—	$—	$—	$3,782	—	$3,782
As of and for the year ended December 31, 2001:
Domestic revenues from unaffiliated customers, net	$162,054	170,542	$332,596	$—	—	332,596
Intersegment revenues	—	—	—	—	—	—
Total revenues, net	162,054	170,542	332,596	—	—	332,596
Operating expenses	206,807	210,586	417,393	243,732	—	661,125
Depreciation and amortization	—	—	—	137,920	—	137,920
Amortization of intangible assets	—	—	—	12,919	—	12,919
Provision for restructuring expenses	—	—	—	14,364	—	14,364
Provision for long-lived asset impairment	—	—	—	11,988	—	11,988
Non-cash litigation-related expenses	—	—	—	31,160	—	31,160
Total operating expenses	206,807	210,586	417,393	452,083	—	869,476
Loss from operations	(44,753)	(40,044)	(84,797)	(452,083)	—	(536,880)
Interest income	—	—	—	24,593	—	24,593
Equity in losses of unconsolidated affiliates	—	—	—	(13,769)	—	(13,769)
Interest expense	—	—	—	(92,782)	—	(92,782)
Other income (expense), net	—	—	—	(70,131)	—	(70,131)
Gain on extinguishment of debt	—	—	—	1,033,727	—	1,033,727
Total other income (expense), net	—	—	—	881,638	—	881,638
Net income (loss)	$(44,753)	$(40,044)	$(84,797)	$429,555	—	$344,758
Capital expenditures for property and equipment	$—	$—	$—	$15,732	—	$15,732
Payment of collocation fees	$—	$—	$—	$7,940	—	$7,940

15. Restatement of Financial Statements

     During the review process for the Company’s condensed consolidated financial statements as of March 31, 2004 and for the three months then ended, the Company determined that certain employee stock options granted under the 2003 Employee Stock Purchase Plan were subject to variable accounting and that the Company’s consolidated financial statements for the year ended December 31, 2003 need to be restated to correct the misstatement. The restatement involves a non-cash charge, which reflects the stock-based compensation expense for those options granted in 2003 that are subject to variable accounting. See Note 1 for further discussion of stock-based compensation.

     The following tables summarize certain of the effects of the restatement on the Company’s consolidated financial statements as of and for the year ended December 31, 2003:

	Year ended December 31, 2003
	As reported	As restated
Consolidated statement of operations:
Network and product costs	$283,401	$288,122
Sales, marketing, general and administrative expenses	$132,431	$140,081
Total operating expenses	$491,050	$503,421
Loss from operation	$(102,199)	$(114,570)
Net loss	$(99,931)	$(112,302)
Basic and diluted net loss per share	$(0.44)	$(0.50)

	As of December 31, 2003
	As reported	As restated
Consolidated balance sheet:
Additional paid-in capital	$1,624,489	$1,651,267
Deferred stock-based compensation	$(52)	$(14,459)
Accumulated deficit	$(1,629,267)	$(1,641,638)

     Furthermore, certain additional information in Note 1 and Notes 12-14 has been restated to reflect the effects of the restatement.

Supplementary Data

     The unaudited supplementary information required by Item 302 of Regulation S-K is in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, with the exception of the items described below.

     During the review process for our condensed consolidated financial statements as of March 31, 2004 and for the three months then ended, we determined that certain stock-based compensation that we began offering to employees in the third quarter of 2003 should have been subject to variable accounting and that the financial statements for the quarters ended September 30, 2003 and December 31, 2003, as well as for the year ended December 31, 2003, need to be restated to correct this misstatement. The restatement involves a non-cash compensation charge which reflects the impact of stock-based compensation expense for options subject to variable accounting that were issued under our 2003 Employee Stock Purchase Plan. See Note 15 to the financial statements included in Item 8 for further discussion of this restatement. To address these matters, we have implemented additional procedures to ensure that stock-based compensation is properly evaluated and recorded when we implement or make changes to our stock-based compensation plans.

     During the year ended December 31, 2003 covered by this report, certain other changes were made to our controls and procedures that improved our internal controls over financial reporting. We implemented additional operational controls and procedures related to the tracking, monitoring and proper capitalization of our network assets. We implemented additional administrative controls and procedures to track employment status events for employees to ensure that stock-based compensation is properly adjusted when these events occur. We implemented additional controls and procedures in the determination and estimation of our transaction-based tax accruals to identify and implement changes in applicable rules and regulations and to monitor the accuracy and resolution of our accruals.

     Changes in Internal Controls. Except as described above, during the fourth quarter of fiscal year 2003, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART IV

Item 15. Financial Statement Schedules, Reports on Form 8-K and Exhibits

     (a) The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements. The following Financial Statements of Covad Communications Group, Inc. and Report of Independent Auditors are filed as part of this report.

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. Financial statement schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto.

(3)	Exhibits. The Exhibits listed below and on the accompanying Index to Exhibits immediately following the signature page hereto are filed as part of, or incorporated by reference into, this Report on Form 10-K/A.

EXHIBIT INDEX

Exhibit
Number	Description
2.1(14)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.

2.2(15)	Order Pursuant toss.1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).

2.3(3)	Agreement and Plan of Merger Among Covad Communications Group, Inc., LightSaber Acquisition Co. and Laser Link.Net, Inc., dated as of March 8, 2000.

2.4(8)	Agreement and Plan of Merger and Registration among Covad Communications Group, Inc., Covad Acquisition Corp. and BlueStar Communications Group, Inc., dated as of June 15, 2000.

2.5(10)	Acquisition Agreement, dated as of September 8, 2000, among Covad Communications Group, Inc., Greenway Holdings Ltd., Loop Holdings Europe APS, Loop Telecom, S.A. and the shareholders of Loop Telecom, S.A.

2.6(16)	Shareholders’ Agreement, dated as of September 12, 2000, among Loop Holdings Europe APS, Loop Telecom, S.A., Covad Communications Group, Inc. and the other shareholders of Loop Telecom, S.A.

3.1(12)	Amended and Restated Certificate of Incorporation.

3.2(17)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.

3.3(33)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.

3.4(18)	Bylaws, as currently in effect.

4.1(1)	Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York.

Exhibit
Number	Description
4.4(1)	Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear, Stearns & Co., Inc. and BT Alex. Brown Incorporated.

4.5(1)	Specimen 13 1/2% Senior Note Due 2008.

4.6(1)	Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the Registrant and certain of its stockholders.

4.7(2)	Indenture dated as of February 18, 1999 among the Registrant and The Bank of New York.

4.8(2)	Registration Rights Agreement dated as of February 18, 1999 among the Registrant and the Initial Purchasers.

4.9(2)	Specimen 12 1/2% Senior Note Due 2009.

4.10(7)	Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.

4.11(7)	Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns Co., Inc.

4.12(7)	Specimen 12% Senior Note Due 2010.

4.13(4)	Stockholder Protection Rights Agreement dated February 15, 2000.

4.14(13)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001

4.15(8)	Stock Restriction Agreement among Covad Communications and certain stockholders of BlueStar.

4.16(9)	Indenture, dated as of September 25, 2000, between the Company and United States Trust Company of New York.

4.17(9)	Specimen 6% Convertible Senior Note.

10.1(2)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.

10.2(33)	1998 Employee Stock Purchase Plan and related agreements.

10.3(33)	1997 Stock Plan and related option agreement, as currently in effect.

10.22(11)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.

10.23(11)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.

10.24(19)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.

10.25(20)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.

10.26(21)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.

Exhibit
Number	Description
10.27(22)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.

10.28(23)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.

10.29(24)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.

10.30(25)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.31(26)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.32(27)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.

10.33(28)	Capital Markets Debt Subordination Provisions.

10.34(29)	General Unsecured Debt Subordination Agreement.

10.35(8)	Stockholders Agreement among Covad Communications and certain stockholders of BlueStar.

10.36(31)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.

10.37(32)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.

10.38(34)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan.

10.39(34)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.

10.40(35)	General Release of All Claims executed by Anjali Joshi.

10.41†	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.

10.42†	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.

21.1(30)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed as an exhibit to the initial annual report on Form 10-K for the fiscal year ended December 31, 2003 filed on February 27, 2004.

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-51097) as originally filed on April 27, 1998 and as subsequently amended.

(2)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-75955) as originally filed on April 4, 1999 and as subsequently amended.

(3)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.

(4)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(5)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(6)	Intentionally deleted.

(7)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.

(8)	Incorporated by reference to Exhibit 2 filed with our registration statement on Form S-4 (No. 333-43494) as originally filed on August 10, 2000 and as subsequently amended.

(9)	Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(10)	Incorporated by reference to Exhibit 2.3 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(11)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(12)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(14)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(15)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(16)	Incorporated by reference to Exhibit 2.4 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 3.5 filed with our current report on Form 8-K as originally filed on July 17, 2000 and as subsequently amended.

(18)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(19)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.2 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.3 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(28)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(29)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(30)	Incorporated by reference to the exhibit of corresponding number filed with our report on 10-K as filed on May 24, 2001.

(31)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(32)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(33)	Incorporated by reference to the exhibit of corresponding number filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(34)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as filed on July 31, 2003.

(35)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as filed on October 24, 2003.

     (b) Reports on Form 8-K

     The following items were reported on Form 8-K by the Company during the fiscal quarter ended December 31, 2003.

On October 22, 2003, we furnished a current report on Form 8-K, pursuant to Item 12 thereof, furnishing a copy of a press release dated October 22, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2004.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ Mark A. Richman

Mark A. Richman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1(14)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.

2.2(15)	Order Pursuant toss.1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).

2.3(3)	Agreement and Plan of Merger Among Covad Communications Group, Inc., LightSaber Acquisition Co. and Laser Link.Net, Inc., dated as of March 8, 2000.

2.4(8)	Agreement and Plan of Merger and Registration among Covad Communications Group, Inc., Covad Acquisition Corp. and BlueStar Communications Group, Inc., dated as of June 15, 2000.

2.5(10)	Acquisition Agreement, dated as of September 8, 2000, among Covad Communications Group, Inc., Greenway Holdings Ltd., Loop Holdings Europe APS, Loop Telecom, S.A. and the shareholders of Loop Telecom, S.A.

2.6(16)	Shareholders’ Agreement, dated as of September 12, 2000, among Loop Holdings Europe APS, Loop Telecom, S.A., Covad Communications Group, Inc. and the other shareholders of Loop Telecom, S.A.

3.1(12)	Amended and Restated Certificate of Incorporation.

3.2(17)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.

3.3(33)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.

3.4(18)	Bylaws, as currently in effect.

4.1(1)	Indenture dated as of March 11, 1998 between the Registrant and The Bank of New York.

4.4(1)	Warrant Registration Rights Agreement dated as of March 11, 1998 among the Registrant and Bear, Stearns & Co., Inc. and BT Alex.Brown Incorporated.

4.5(1)	Specimen 13 1/2% Senior Note Due 2008.

4.6(1)	Amended and Restated Stockholders Rights Agreement dated January 19, 1999 among the Registrant and certain of its stockholders.

4.7(2)	Indenture dated as of February 18, 1999 among the Registrant and The Bank of New York.

4.8(2)	Registration Rights Agreement dated as of February 18, 1999 among the Registrant and the Initial Purchasers.

4.9(2)	Specimen 12 1/2% Senior Note Due 2009.

4.10(7)	Indenture dated as of January 28, 2000, between the Registrant and United States Trust Company of New York.

4.11(7)	Registration Rights Agreement dated as of January 28, 2000, between the Registrant and Bear, Stearns & Co., Inc.

4.12(7)	Specimen 12% Senior Note Due 2010.

4.13(4)	Stockholder Protection Rights Agreement dated February 15, 2000.

4.14(13)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001

Exhibit
Number	Description
4.15(8)	Stock Restriction Agreement among Covad Communications and certain stockholders of BlueStar.

4.16(9)	Indenture, dated as of September 25, 2000, between the Company and United States Trust Company of New York.

4.17(9)	Specimen 6% Convertible Senior Note.

10.1(2)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.

10.2(33)	1998 Employee Stock Purchase Plan and related agreements.

10.3(33)	1997 Stock Plan and related option agreement, as currently in effect.

10.22(11)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.

10.23(11)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.

10.24(19)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.

10.25(20)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.

10.26(21)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.

10.27(22)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.

10.28(23)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.

10.29(24)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.

10.30(25)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.31(26)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

10.32(27)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.

10.33(28)	Capital Markets Debt Subordination Provisions.

10.34(29)	General Unsecured Debt Subordination Agreement.

10.35(8)	Stockholders Agreement among Covad Communications and certain stockholders of BlueStar.

10.36(31)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.

Exhibit
Number	Description
10.37(32)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.

10.38(34)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan.

10.39(34)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.

10.40(35)	General Release of All Claims executed by Anjali Joshi.

10.41†	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.

10.42†	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.

21.1(30)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (incorporated in the signature page herein).

31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed as an exhibit to the initial annual report on Form 10-K for the fiscal year ended December 31, 2003 filed on February 27, 2004.

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-51097) as originally filed on April 27, 1998 and as subsequently amended.

(2)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-75955) as originally filed on April 4, 1999 and as subsequently amended.

(3)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on March 23, 2000 and as subsequently amended.

(4)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(5)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (File No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(6)	Intentionally deleted.

(7)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-4 (No. 333-30360) as originally filed on February 14, 2000 and as subsequently amended.

(8)	Incorporated by reference to Exhibit 2 filed with our registration statement on Form S-4 (No. 333-43494) as originally filed on August 10, 2000 and as subsequently amended.

(9)	Incorporated by reference to exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(10)	Incorporated by reference to Exhibit 2.3 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(11)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(12)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(14)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(15)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(16)	Incorporated by reference to Exhibit 2.4 filed with our current report on Form 8-K as originally filed on September 27, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 3.5 filed with our current report on Form 8-K as originally filed on July 17, 2000 and as subsequently amended.

(18)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(19)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.2 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.3 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(28)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(29)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(30)	Incorporated by reference to the exhibit of corresponding number filed with our report on 10-K as filed on May 24, 2001.

(31)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(32)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(33)	Incorporated by reference to the exhibit of corresponding number filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(34)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as filed on July 31, 2003.

(35)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as filed on October 24, 2003.