Form 10-Q
period 2004-03-31
COVAD COMMUNICATIONS GROUP INC
filed 2004-05-17
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission file number: 000-25271

COVAD COMMUNICATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0461529
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

110 Rio Robles
San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

     As of May 3, 2004 there were 237,610,271 shares outstanding of the Registrant’s Common Stock.

COVAD COMMUNICATIONS GROUP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2004	2003
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$109,048	$65,376
Short-term investments	57,599	48,969
Restricted cash and cash equivalents	2,942	2,892
Accounts receivable, net of allowances of $5,548 at March 31, 2004 ($4,951 at December 31, 2003)	31,418	28,528
Unbilled revenues	4,824	5,127
Other receivables	507	637
Inventories	4,529	5,335
Prepaid expenses and other current assets	6,057	3,761

Total current assets	216,924	160,625
Property and equipment, net	91,264	94,279
Collocation fees and other intangible assets, net of accumulated amortization of $54,449 at March 31, 2004 ($49,698 at December 31, 2003)	38,989	40,848
Deferred costs of service activation	30,969	31,486
Deferred customer incentives	3,994	4,431
Deferred debt issuance cost	4,836	—
Other long-term assets	2,841	3,042

Total assets	$389,817	$334,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,066	$12,982
Accrued compensation	21,299	21,661
Accrued collocation and network service fees	23,719	18,714
Accrued transaction-based taxes	34,131	35,268
Accrued interest	208	5,683
Accrued market development funds and customer incentives	5,368	7,024
Unresolved claims related to bankruptcy proceedings	392	7,378
Collateralized customer deposit	7,864	—
Unearned revenues	4,821	—
Other accrued liabilities	7,029	5,607

Total current liabilities	115,897	114,317
Long-term debt	125,000	50,000
Collateralized customer deposit	50,426	60,258
Deferred gain resulting from deconsolidation of subsidiary	53,963	53,963
Unearned revenues	54,633	61,726

Total liabilities	399,919	340,264

Contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common Stock, $0.001 par value; 590,000 shares authorized; 237,515 shares issued and outstanding at March 31, 2004 (230,163 shares issued and outstanding at December 31, 2003)	238	230
Common Stock - Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Additional paid-in capital	1,652,936	1,651,267
Deferred stock-based compensation	(7,150)	(14,459)
Accumulated other comprehensive loss	(957)	(953)
Accumulated deficit	(1,655,169)	(1,641,638)

Total stockholders’ deficit	(10,102)	(5,553)

Total liabilities and stockholders’ deficit	$389,817	$334,711

See accompanying notes to the condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
		(Note 1)
Revenues, net	$108,477	$90,860

Operating expenses:
Network and product costs	68,294	68,877
Sales, marketing, general and administrative	33,302	37,093
Depreciation and amortization of property and equipment	14,495	14,593
Amortization of collocation fees and other intangible assets	4,751	3,996
Provision for restructuring expenses	547	631

Total operating expenses	121,389	125,190

Loss from operations	(12,912)	(34,330)

Other income (expense):
Interest income	351	716
Provision for impairment of investments in unconsolidated affiliates	—	(112)
Equity in losses of unconsolidated affiliates	—	(104)
Interest expense	(1,141)	(1,379)
Miscellaneous income	171	487

Other expense, net	(619)	(392)

Net loss	$(13,531)	$(34,722)

Basic and diluted net loss per share	$(0.06)	$(0.16)

Weighted-average number of common shares used in computing basic and diluted net loss per share	233,257	223,445

See accompanying notes to the condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities:
Net loss	$(13,531)	$(34,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts (bad debt recoveries)	(25)	198
Depreciation and amortization	19,246	18,589
Loss on disposition of property and equipment	1	13
Amortization of deferred stock-based compensation	796	36
Other non-cash charges	425	325
Accretion of interest on investments, net	(101)	(316)
Equity in losses of unconsolidated affiliates	—	104
Provision for impairment of investments in unconsolidated affiliates	—	112
Net changes in operating assets and liabilities:
Accounts receivable	(2,865)	(2,988)
Unbilled revenues	303	(796)
Inventories	806	(1,290)
Prepaid expenses and other current assets	(2,166)	922
Deferred costs of service activation	517	3,173
Accounts payable	(1,916)	3,599
Unresolved claims related to bankruptcy proceedings	(35)	(12)
Collateralized customer deposit	(1,968)	(1,930)
Other current liabilities	(2,203)	(1,113)
Unearned revenues	(2,272)	(3,374)

Net cash used in operating activities	(4,988)	(19,470)

Investing Activities:
Purchases of short-term investments	(49,563)	(82,643)
Maturities of short-term investments	41,030	38,305
Restricted cash and cash equivalents	(50)	101
Purchases of property and equipment	(11,502)	(7,371)
Proceeds from sales of property and equipment	21	53
Recovery of internal-use software costs	—	435
Payment of collocation fees and purchase of other intangible assets	(2,892)	(1,451)
Decrease in other long-term assets	201	105

Net cash used in investing activities	(22,755)	(52,466)

Financing Activities:
Principal payments under capital lease obligations	—	(43)
Principal payment of long term debt	(50,000)	—
Proceeds from issuance of long term debt, net of issuance costs	120,151	—
Proceeds from common stock issuance, net of repurchase	1,264	246

Net cash provided by financing activities	71,415	203

Net increase (decrease in) cash and cash equivalents	43,672	(71,733)
Cash and cash equivalents at beginning of period	65,376	96,491

Cash and cash equivalents at end of period	$109,048	$24,758

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$6,569	$4

Common stock issued in settlement of claims related to bankruptcy	$6,951	$—

See accompanying notes to the condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. and its wholly-owned subsidiaries (the “Company”, or “Covad”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include some of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The Company’s 2004 business plan includes certain discretionary spending that is based on several assumptions, including growth of the Company’s subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, the Company will curtail this discretionary spending so that it can continue as a going concern at least through March 31, 2005 using only the Company’s unrestricted cash, cash equivalents and short-term investments balances.

     The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include some of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     All information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Restatements

     As disclosed in the Company’s Form 10-K/A for the year ended December 31, 2003, as filed on May 17, 2004, the Company restated its previously filed financial statements for a misstatement related to the accounting for its 2003 Employee Stock Purchase Plan. For more information regarding the changes, refer to the Company’s Form 10-K/A as filed on May 17, 2004 for the year ended December 31, 2003.

     The total impact of the restatement and prior period adjustments included in the filing as compared to the financial statements previously reported in the Company’s Form 10-K for the year ended December 31, 2003 is summarized below (only line items that were impacted are presented):

	As of December 31, 2003
	Previously Reported	As Restated
Additional paid-in capital	$1,624,489	$1,651,267
Deferred variable stock-based compensation	$(52)	$(14,459)
Accumulated deficit	$(1,629,267)	$(1,641,638)

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) useful life assignments and impairment evaluations associated with property and equipment, collocation fees and other intangible assets, (iv) reorganization and restructuring liabilities, (v) anticipated outcomes of legal proceedings and other disputes, (vi) transaction-based and employment-related tax liabilities, (vii) liabilities for market development funds and customer incentives and (viii) valuation allowances associated with deferred tax assets.

     During the three months ended March 31, 2003, the Company changed its estimates of some accrued liabilities for customer incentives based on the compilation of sufficient historical data with which to estimate sales incentives that will ultimately be claimed by customers. This change in accounting estimate increased the Company’s revenues by $735 and decreased the Company’s net loss by $1,449 ($0.01 per share) during the three months ended March 31, 2003. The Company did not make similar changes in its estimates during the three months ended March 31, 2004.

Stock-Based Compensation

     The Company accounts for stock-based awards to (i) employees (including non-employee directors) using the intrinsic value method and (ii) non-employees using the fair value method.

     Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and net loss per share for the three months ended March 31, 2004 and 2003 had the Company applied the fair value method to account for stock-based awards to employees:

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	$(13,531)	$(34,722)
Stock-based employee compensation expense included in the determination of net loss, as reported	796	36
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(6,184)	(2,080)

Pro forma net loss	$(18,819)	$(36,766)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.16)

Pro forma	$(0.08)	$(0.16)

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

     The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share presented in the accompanying condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2004	2003
Weighted-average number of common shares used in computing basic and diluted net loss per share	233,257	223,445

     For the three months ended March 31, 2004 and 2003, outstanding options and warrants were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Total outstanding options and warrants to purchase common stock at March 3, 2004 were 24.7 million and 6.5 million shares at a weighted-average exercise price of $6.40 and $2.85, respectively. Total outstanding options and warrants to purchase common stock at March 31, 2003 were 29.5 million and 6.5 million shares at a weighted-average exercise price of $6.41 and $2.85, respectively.

     For the three months ended March 31, 2004, common stock issuable upon the assumed conversion of convertible debentures were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

Comprehensive Loss

     Significant components of the Company’s comprehensive loss are as follows:

		Three Months Ended
	Cumulative	March 31,
	Amounts	2004	2003
Net loss	$(1,655,169)	$(13,531)	$(34,722)
Unrealized gains (losses) on available-for-sale securities	5	(4)	(90)
Foreign currency translation adjustment	(962)	—	—

Comprehensive loss	$(1,656,126)	$(13,535)	$(34,812)

Recent Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2004.

     In January 2003, the FASB issued Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, or VIE, and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and it was effective March 31, 2004 for enterprises with VIEs created before February 1, 2003. The adoption of FIN 46 did not have a significant effect on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2004.

     In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. The Company is currently in the process of evaluating the impact that adoption of EITF Issue 03-6 will have on its financial position and results of operations.

Reclassifications

     Certain balances in the Company’s 2003 condensed consolidated financial statements have been reclassified to conform to the presentation in 2004.

2. Revenue Recognition

     Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheet caption “Unearned revenues.” Included in revenues are Federal

Universal Service Fund (“FUSF”) charges billed to customers aggregating $1,405 and $976 for the three months ended March 31, 2004 and 2003, respectively.

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

Significant Customers

     As of March 31, 2004, the Company had over 320 resellers. For the three months ended March 31, 2004 and 2003, the Company’s 30 largest customers collectively comprised 93.5% and 94.4%, respectively, of the Company’s total wholesale gross revenues, and 68.2% and 76.2%, respectively, of the Company’s total gross revenues. As of March 31, 2004 and 2003, receivables from these customers collectively comprised 69.4% and 74.9%, respectively, of the Company’s gross accounts receivable balance.

     For the three months ended March 31, 2004, EarthLink, Inc. and AT&T Corp., two of the Company’s wholesale customers, accounted for 18.4% and 12.6%, respectively, of the Company’s total net revenues. As of March 31, 2004, receivables from these customers comprised 17.9% and 17.2%, respectively, of the Company’s gross accounts receivable balance. For the three months ended March 31, 2003, EarthLink, Inc. and AT&T Corp., two of the Company’s wholesale customers, accounted for 21.1% and 12.3% of the Company’s total net revenues, respectively. As of March 31, 2003, receivables from these customers comprised 25.3% and 11.9% of the Company’s gross accounts receivable balance, respectively.

Wholesaler Financial Difficulties

     Some of the Company’s resellers are experiencing financial difficulties. During the three months ended March 31, 2004 and 2003, certain of these customers either (i) were not current in their payments for the Company’s services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and some of them have filed for bankruptcy protection. Based on this information, the Company determined that the collectibility of revenues from these customers was not reasonably assured or its ability to retain some or all of the payments received from some of these customers that have filed for bankruptcy protection was not reasonably assured. Accordingly, the Company classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers are recognized when cash for the services to those customers is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances.

     A number of the Company’s customers are currently in bankruptcy proceedings. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheet caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured. Revenues from these customers accounted for approximately 0.4% and 3.1% of the Company’s total net revenues for the three months ended March 31, 2004 and 2003, respectively. Although MCI, formerly known as WorldCom, filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from MCI on an accrual basis during 2004 and 2003 based on its specific facts and circumstances in relation to the revenue recognition criteria described above. Consequently, the disclosures in the following paragraph related to financially distressed customers exclude amounts pertaining to MCI because the Company does not currently classify it as a financially distressed customer for revenue recognition purposes. On April 20, 2004, MCI announced that it had formally emerged from Chapter 11 protection.

     During the three months ended March 31, 2004 and 2003, the Company issued billings to its financially distressed customers aggregating $902 and $2,677, respectively, which were not initially recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements. However, the Company ultimately recognized revenues from some of these customers for cash that was collected (as described above) aggregating $662 and $2,402 during the three months ended March 31, 2004 and 2003, respectively, some of which relates to services provided in prior periods. The Company had contractual receivables from its financially distressed customers totaling $877 and $6,204 as of March 31, 2004 and 2003, respectively, that are not reflected in the accompanying condensed consolidated balance sheets as of such dates.

     The Company believes that some of its customers who (i) were essentially current in their payments for the Company’s services prior to March 31, 2004, or (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable as of March 31, 2004, may become financially distressed. Revenues from these customers accounted for approximately 9.8% and 27.2% of the Company’s total net revenues for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, and 2003, receivables from these customers comprised 14.0% and 31.9% of the Company’s gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to March 31, 2004, revenues from such customers will only be recognized when cash is collected.

     The Company has billing disputes with some of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes and (ii) future service cancellations. These charges to revenues amounted to $1,640 and $1,084 during the three months ended March 31, 2004 and 2003, respectively.

3. Customer Warrants

     On January 1, 2003, in conjunction with an amendment to an Agreement for Broadband Internet Access Services with AT&T Corp., the Company granted AT&T Corp., a wholesale customer, three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares for $0.94 per share; 1,000 shares for $3.00 per share; and 1,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the three months ended March 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because management believes that future revenues from AT&T Corp. will exceed the fair value of the warrants described above. This value was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants had been exercised or had expired as of March 31, 2004.

     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500 shares of the Company’s common stock for $1.06 per share, 1,000 shares of the Company’s common stock for $3.00 per share and 1,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive and is being recognized as a reduction of revenues on a straight-line basis over the five-year term. None of these warrants had been exercised or had expired as of March 31, 2004.

     The Company recorded amortization on the above described warrants in the amount of $437 and $322 for the three months ended March 31, 2004 and 2003, respectively.

4. Reduction in Force

     During the three months ended March 31, 2004 and 2003, the Company reduced its workforce by approximately 41 and 70 employees, respectively, which represented approximately 3.7% and 5.4% of the Company’s workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions.

     In connection with the reductions in force, the Company recorded charges to operations for the three months ended March 31, 2004 and 2003 of $547 and $631, respectively, relating to employee severance benefits that met the requirements for accrual. For the three months ended March 31, 2004 and 2003, $64 and $148, respectively, of these expenses were charged to network and product costs and the remaining $483 and $483, respectively, were charged to sales, marketing, general and administrative expenses. During the three months ended March 31, 2004 and 2003, the Company paid severance benefits of approximately $446 and $569, respectively. The Company paid the remainder of the severance benefits accrued as of March 31, 2004 and 2003 in April of 2004 and 2003, respectively. The expenses associated with the reductions in force for the three months ended March 31, 2004 and 2003 were $186 and $72, respectively, related to the Company’s Wholesale business segment and $123 and $29, respectively, related to the

Company’s Direct business segment. The remaining expenses associated with these reductions in force during the three months ended March 31, 2004 and 2003 of $238 and $530, respectively, were related to the Company’s Corporate Operations.

5. Long-Term Debt

     On March 10, 2004, the Company completed a private placement of $125,000 in aggregate principal amount of 3% Convertible Senior Debentures (“Debentures”) due 2024, which are convertible into shares of the Company’s common stock at a conversion price of approximately $3.1742 per share, subject to certain adjustments. The Debentures mature on March 15, 2024. The Company may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require the Company to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019. The holders of the Debentures will also have the ability to require the Company to purchase the Debentures in the event that the Company undergoes a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon. Net proceeds from the Debentures were approximately $120,151 after commission and other transaction costs. The Company incurred approximately $4,849 in issuance costs in conjunction with the placement of the Debentures. The debt issuance costs are being amortized to operations over the period through to the first date that holders have the option to require the Company to purchase the Debentures.

     On March 11, 2004, the Company used a portion of the net proceeds of the offering to repay its 11% note payable to SBC. The payment amounted to $56,569, including $50,000 of principal and $6,569 of accrued interest.

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

     As of March 31, 2004 and 2003, there were approximately $1,355 and $8,331 in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of March 31, 2004, the Company had recorded $392 for these unresolved claims in its condensed consolidated balance sheet. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s condensed consolidated balance sheet.

     Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”). The complaints have been consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. In 2001, the Company and the officer and director defendants entered into a Memorandum of Understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which the Company, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of the Plan if it provided for the distribution of $16,500 in cash to be funded by the Company’s insurance carriers and 6,495,844 shares of the Company’s common stock. The plaintiffs voted in favor of the plan. Consequently, the Company recorded a liability of approximately $18,578 in its condensed consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $6,950 as of March 31, 2002 through credits to litigation-related expenses in the amount of $11,628 for the three months ended March 31, 2002. The settlement provided for in the MOU was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member subsequently filed an appeal pertaining to the final judgment, but this appeal only related to the allocation of the settlement proceeds between the plaintiffs and their attorneys. On February 18, 2004, the Ninth Circuit affirmed the District Court’s final judgment. Consequently, on such date the Company considered the 6,495,844 shares validly issued and outstanding. The distribution of the shares was completed in April of 2004.

     In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, the Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursuing claims in this lawsuit that are similar to its claims against Verizon. Both courts dismissed some of the Company’s claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed the Company’s remaining claims on other grounds. The Company voluntarily dismissed its remaining claims in the BellSouth case so it could pursue certain issues on appeal. The Company appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth is seeking an appeal of this decision before the United States Supreme Court. On January 20, 2004, the United States Supreme Court reversed a decision entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Eleventh Circuit also relied in part on the Trinko decision when it reversed the lower court’s dismissal of the Company’s claims against BellSouth. The Supreme Court also vacated the Eleventh Circuit’s decision in the Company’s case against BellSouth and remanded the case to the Eleventh Circuit for review in light of the Trinko decision. Although the Company believes the Trinko decision does not impact these cases, both BellSouth and Verizon claim that Trinko supports the dismissal of the Company’s lawsuits and BellSouth and Verizon have filed motions with the appellate courts requesting affirmance of the district courts’ rulings. The Company has opposed those motions and they remain pending. The Company cannot predict the outcome of these proceedings at this time.

     On June 11, 2001, Verizon Communications filed a lawsuit against the Company in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that the Company uses to provide services to its customers. In its amended complaint, Verizon claims that the Company falsified trouble ticket reports with respect to the telephone lines that the Company ordered and seeks unspecified monetary damages (characterized as being in the “millions”) and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in favor of the Company and dismissed Verizon’s claims against the Company in their entirety. Verizon has appealed the dismissal of its lawsuit. The Company believes it has strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee it will prevail.

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

     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative action against the Company’s current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. In this action Mr. Khanna seeks recovery on behalf of the company from the individual defendants for their purported breach of fiduciary duty. Mr. Khanna also seeks to invalidate the Company’s election of directors in 2002 and 2003 because he claims that the Company’s proxy statements were misleading. On December 12, 2003, the Company filed a motion to dismiss Mr. Khanna’s claims in their entirety. The Court has not yet ruled on the motion. The Company is unable to predict the outcome of this lawsuit.

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

     In addition, the Company is engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to it and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on the Company’s consolidated financial position and results of operations if it is denied or charged higher rates for transmission lines or central office spaces.

Other Contingencies

     On August 21, 2003, the Federal Communication Commission, or FCC, issued its order in the Triennial Review. This order is a significant development for the Company for a number of reasons, the most important of which the Company believes to be as follows:

•	The FCC is phasing out its rule requiring line-sharing over a three-year period. Line-sharing currently allows the Company to provision services using asymmetric DSL, or ADSL, technology over the same telephone line that the local telephone company is using to provide voice services. The phase-out period will be handled in the following manner:

o	The Company’s 235,800 line-shared customers as of October 2, 2003 will be grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $33,710, or 31.1%, of the Company’s revenues for the three months ended March 31, 2004.

o	The Company can only acquire new line-shared customers at regulated rates until October 2, 2004. For customers acquired during this period, the FCC-mandated maximum price for the high-frequency portion of the telephone line will be 25% of the cost of a separate telephone line during the first year, 50% during the second year and 75% during the third year. After the third year, the Company will be required to transition these customers to new arrangements.

o	Beginning on October 3, 2004, the Company cannot acquire new line-shared customers unless it reaches agreements with the local telephone companies that provide it with continued access to line-sharing or obtain favorable regulatory rulings from the FCC or state regulators. The Company has entered into one agreement with Qwest Communications International, Inc., that will allow it to continue to provide services using line-sharing in the seven states in the Qwest region where the Company offers its services. In the event that the Company does not reach these agreements or obtain such rulings, it will be required to purchase a separate telephone line in order to provide services to an end-user. If this occurs the Company may stop selling stand-alone consumer grade services to new customers, because the cost of a separate telephone line is significantly higher than what the Company currently pays for a shared line. The Company’s inability to acquire new line-shared customers would slow its growth and could require it to significantly change its business plan

•	The local telephone companies are not required to allow the Company to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless the Company reaches agreements with the local telephone companies or obtain favorable regulatory rulings from the FCC or state regulators, it will continue to be unable to provide its most commonly-used services to end-users served by fiber-fed lines. The Company’s inability to access fiber-fed packet-switching functions is significant for its business because it preserves a substantial limit on the addressable market for its DSL services, thereby limiting its growth. In addition, the local telephone companies are increasing their deployment of fiber-fed remote terminal architectures.

•	The local telephone companies can petition the various state utility commissions for authority to stop providing data transport between the telephone companies’ central offices as an unbundled network element on routes that have sufficient competitive alternatives to telephone company data transport services. The Company currently purchases this interoffice transport from the traditional telephone companies in order to carry traffic over its network. It is unclear whether any state commissions will grant these requests, or whether such requests will be granted on routes that impact the Company. The removal of any of these transport links from the list of available network elements could increase the price the Company pays for such connectivity.

•	Companies that compete with the local telephone companies continue to have access to the local telephone companies’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platforms, or UNE-P, so long as the state public utilities commissions deem it appropriate under the standards specified by the FCC. Under this arrangement these competitive telecommunications companies like AT&T Corp. and MCI purchase telephone lines in order to provide voice and data services. The continued existence of the UNE-P platform would allow the Company to continue to bundle its data services with the voice services of these competitive telecommunications providers through line-splitting arrangements.

     On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit, or the Court, vacated aspects of the Triennial Review order. The Court:

•	Vacated the FCC’s decision to find nationwide impairment for mass market switching for UNE-P and to delegate to the state public utility commissions the authority to determine whether UNE-P should be made available. The Court concluded that the FCC does not have statutory authority to grant the states decision making power regarding the continued availability of UNE-P. If this decision is not overturned or otherwise modified by the United States Supreme Court the FCC will be required to adopt new rules, which could limit UNE-P availability in a way that limits the Company’s ability to bundle its data services using line-splitting with partners that use UNE-P.

•	Vacated the FCC’s decision to make data transport between the telephone companies’ central offices available as an unbundled network element on a nationwide basis and to delegate to the state public utility commissions the authority to remove data transport on specific central office routes from the list of unbundled network elements. Some of the traditional telephone companies have claimed that if this decision is not overturned or otherwise modified by the United States Supreme Court, they will no longer be required to provide the Company with this interoffice data transport at regulated rates. If the telephone companies are successful in this effort, the Company could be forced to pay significantly higher rates for such transport, which would increase its network costs.

•	Upheld the FCC’s decision to phase out line sharing, and also upheld the FCC’s decision not to require the unbundling of access to fiber to the home and the packet-switching functions of fiber-fed telephone lines to provision DSL services.

     The Court’s decision to vacate aspects of the Triennial Review order was originally stayed until the later of May 1, 2004 or the denial of a petition for rehearing. No party filed a petition for rehearing within the deadline imposed by the court. The D.C. Circuit subsequently extended the stay from May 1 until June 15, 2004, in response to an unopposed request from the FCC. If this subsequent stay is not extended and the FCC does not otherwise act within the stay period, the affected rules no longer would be in effect upon the expiration of the stay, and it is unclear what rules, if any, would apply. This could impact the Company’s ability to access interoffice transport at regulated prices. In addition, this would be extremely disruptive to the Company’s partners who utilize UNE-P to provide competitive voice services as part of a bundle with the Company’s DSL services, and also could result in disruption of, and increases in prices for, affected data transport services that the Company purchases.

     A majority of the FCC announced in March 2004 that it will seek an additional stay of this decision and request review by the United States Supreme Court. It is unclear at this time whether the Department of Justice, which is ultimately responsible for filing such review, will support the FCC and seek such review. Whether or not Supreme Court review is sought, once the appellate process is completed, further FCC proceedings will be required to address continuing unbundling requirements consistent with a final court ruling. The direction and success of the Company’s strategy could be substantially affected by changes in the critical elements of the original Triennial Review order, described above, as a result of these further proceedings.

     In its Triennial Review order, the FCC also concluded that October 2, 2003 is the trigger date for “change of law” provisions in the Company’s interconnection agreements with the various traditional telephone companies. These agreements contain the prices and other terms for the telephone lines that the Company purchases from these traditional telephone companies. Each of the traditional telephone companies has informed the Company that it wants to change the line-sharing terms and conditions of its agreements with it. The Company is negotiating these agreements and has entered into one agreement with Qwest Communications International, Inc., that will allow it to continue to provide services using line-sharing in the seven states in the Qwest region where the Company offers its services. If the Company is unable to reach agreements it will attempt to resolve its disputes with the traditional telephone companies in arbitrations before the state public utility commissions.

     In addition, at least two of the traditional telephone companies have taken the position that their obligation to provide so-called “high capacity” loops will be lifted as of the effective date of the D.C. Circuit decision. Although those companies have not specified what specific loop types they believe are included within the definition of “high capacity” loops, the FCC has traditionally included T-1 loops within the definition of high-capacity loops. If the traditional telephone companies stop providing T-1 loops as unbundled network elements, and instead provide those loops under special access or other prices, the Company’s costs to provide business-class T-1 services, such as its TeleXtend product, will increase significantly.

     As of March 31, 2004, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

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

     The Company performs ongoing analysis of the applicability of certain transaction-based taxes to (i) sales of its products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of its respective transaction-based tax liabilities. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. During the three months ended March 31, 2003, the Company changed its estimate of certain accrued liabilities for transaction-based and property taxes based on settlement agreements reached with the tax authorities of certain jurisdictions in which the Company does business. This change in accounting estimate reduced the Company’s net loss by $2,506 ($0.01 per share) for the three months ended March 31, 2003.

     The Company is analyzing the applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. Due to the probable applicability of these taxes, the Company recorded an estimated liability through a charge to operations in the amount of $5,938 during the three months ended March 31, 2003. The Company intends to engage in discussions with state and federal tax authorities to settle these estimated tax liabilities. It is the Company’s opinion that such discussions will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying condensed consolidated balance sheet as of March 31, 2004, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

7. Business Segments

     The Company sells to businesses and consumers indirectly through Internet service providers, or ISPs, telecommunications carriers and other resellers. The Company also sell its services directly to business and consumer end-users through its field sales force, telephone sales, referral agents and our Web site. The Company was managed in 2003 as two strategic business units, Covad Strategic Partnerships, or CSP, and Covad Broadband Solutions, or CBS. Beginning in January 2004, the Company realigned its business and no longer maintain CSP and CBS as separate business units. The Company believes this realignment will lead to more efficient product development, sales and marketing because the Company will no longer have two separate groups providing these functions.

     The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. The Company’s wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs, enterprise and telecommunications carrier customers. The Company’s direct segment, or Direct, is a provider of high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. All other business operations and activities of the Company are reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and other non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.

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

     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three months ended March 31, 2004 and 2003 are as follows (the Company’s 2003 segment information has been restated to conform to the Company’s organizational structure in 2004):

As of and for the
Three Months Ended			Total	Corporate	Intercompany	Consolidated
March 31, 2004:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$79,097	$29,380	$108,477	$—	$—	$108,477
Network and product costs	$46,792	$11,402	$58,194	$10,100	$—	$68,294
Sales, marketing, general and administrative expenses	$2,680	$5,163	$7,843	$25,459	$—	$33,302
Depreciation and amortization	$—	$—	$—	$19,246	$—	$19,246
Other expenses, net	$—	$—	$—	$1,166	$—	$1,166
Net income (loss)	$29,625	$12,815	$42,440	$(55,971)	$—	$(13,531)
Total assets	$62,593	$8,612	$71,205	$318,612	$—	$389,817

As of and for the
Three Months Ended			Total	Corporate	Intercompany	Consolidated
March 31, 2003:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$73,370	$17,490	$90,860	$—	$—	$90,860
Network and product costs	$49,278	$9,578	$58,856	$10,021	$—	$68,877
Sales, marketing, general and administrative expenses	$3,104	$5,980	$9,084	$28,009	$—	$37,093
Depreciation and amortization	$—	$—	$—	$18,589	$—	$18,589
Other expenses, net	$—	$—	$—	$1,023	$—	$1,023
Net income (loss)	$20,988	$1,932	$22,920	$(57,642)	$—	$(34,722)

8. GoBeam Acquisition

     On March 3, 2004, the Company announced that it entered into an agreement to acquire GoBeam, Inc., a provider of VoIP services for businesses, as part of its strategy to accelerate its development of VoIP services ( “GoBeam Acquisition”). Under the agreement and plan of merger, the Company will issue shares of its common stock having an aggregate value up to $48,000 at the closing of the acquisition, which is expected to occur in the second quarter of 2004. The exchange ratio to be used to determine the number of shares issued at closing will be based on the average closing price of the Company’s common stock during the ten consecutive trading days ending three days prior to the closing date of the acquisition. The agreement also contains provisions that limit the maximum number of shares to be issued in the transaction to approximately 20.2 million shares of the Company’s common stock.

9. Related Party Transactions

     The Company acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $1,069 and $1,592 during the three months ended March 31, 2004 and 2003, respectively. A member of the Company’s Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of the Company’s resellers. The Company recognized revenues from TelePacific of $105 and $207 during the three months ended March 31, 2004 and 2003, respectively. L. Dale Crandall, one of the Company’s directors, is also a director of BEA Systems, one of the Company’s vendors. The Company paid $472 and $8 to BEA Systems during the three months ended March 31, 2004 and 2003, respectively.

10. 2003 Employee Stock Purchase Plan

     In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period; or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ends in June 2005 is subject to variable accounting and accordingly the Company recorded deferred stock-based compensation of $20,264 as of March 31, 2004. During the three months ended March 31, 2004 the Company amortized $781 to operations. The remaining net deferred stock compensation balance of $7,112 at March 31, 2004, which will fluctuate with changes in the Company’s stock price, is being amortized to operations over the remainder of the life of the offering period that is subject to variable accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004. This discussion contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Our actual results could differ materially from those expressed in forward-looking statements for many reasons including, but not limited to, those discussed herein and in the “Risk Factors” section of our Annual Report on Form 10-K, which is contained in “Part I, Item 1, Business — Risk Factors,” of that report. We disclaim any obligation to update information contained in any forward-looking statement. See “Forward Looking Statements.”

(All dollar amounts are presented in thousands, except per share amounts)

Overview

Background

     We are a leading provider of high-speed Internet connectivity and related communications services. Our services include a range of high-speed, high-capacity, or broadband, Internet access connectivity and related services using digital subscriber line, or DSL, T-1, Virtual Private Network, or VPN, and Firewall technologies. With over 1,800 collocation facilities, we believe we have the largest contiguous national broadband network. We provide services throughout the United States in 96 metropolitan statistical areas, or MSAs. We also plan to add approximately 200 new collocation facilities to our network in 2004, which will expand our coverage to 109 MSAs, passing more than 50 million homes and businesses. As of March 31, 2004, we had approximately 516,000 DSL and other high-speed lines in service.

     We sell to businesses and consumers indirectly through Internet service providers, or ISPs, telecommunications carriers and other resellers. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales, referral agents and our Web site. We managed the Company in 2003 in two strategic business units, Covad Strategic Partnerships, or CSP, and Covad Broadband Solutions, or CBS. Beginning in January 2004, we realigned our business and no longer maintain CSP and CBS as separate business units. We believe this realignment will lead to more efficient product development, sales and marketing because we will no longer have two separate groups providing these functions.

Triennial Review

     As a result of the Federal Communications Commission, or FCC, decision in the Triennial Review, on October 3, 2004 the traditional telephone companies will no longer be required by law to provide us with line-shared telephone lines under Section 251 of the 1996 Telecommunications Act, although existing customers as of October 2, 2003 are grandfathered at current rates, terms and conditions. Consequently, our future ability to offer stand alone Internet access over a telephone line that is being used by a traditional telephone company to provide voice service, which is the primary service that we and our resellers have historically used to provide services to consumers, will depend on whether we are able to enter into new agreements with the traditional telephone companies to share access to the high frequency portion of their telephone lines on terms that are acceptable to us, or whether we are able to obtain favorable regulatory rulings.

     Pursuant to the FCC’s Triennial Review decision, companies that compete with the traditional telephone companies will continue to have the ability to access the local telephone networks to provide bundled voice and data services, so long as these arrangements are deemed appropriate by the state public utility commissions, subject to federal guidelines. This situation affords us the opportunity to continue to partner with voice providers, such as AT&T Corp., to provide our data services in line-splitting relationships. This aspect of the FCC’s decision was reversed by the United States Court of Appeals for the D.C. Circuit as described in “Recent Developments”.

     The FCC’s ruling and the subsequent decision by the D.C. Circuit create a number of other uncertainties, challenges and opportunities for us. The final effect of these developments will be subject to the reactions of the various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence their ultimate impact. As such, it is very difficult for us to predict with a high level of certainty the final effects of the Triennial Review.

Our Opportunities and Challenges

     Given the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:

     Achieve cash flow sufficiency. Since we exited our voluntary bankruptcy proceedings at the end of 2001, we have been able to decrease the amount of cash used in our operations, and concluded March 31, 2004 with net working capital of approximately $101,000. Without reflecting the impact on cash usage resulting from future operating activities associated with the pending GoBeam acquisition, we believe we will achieve positive cash flows from our existing operating activities in mid-2004. Our outlook is based on assumptions that we believe are reasonable, but some of which are out of our control. We anticipate that following the closing of the GoBeam acquisition we will use additional cash resources to increase sales and marketing activities as we expand the offering of GoBeam’s VoIP services to new markets across our broadband network. The additional usage of cash from the GoBeam Acquisition will depend on many variables including the amount of capital expenditures that is required to expand this new business, the cost of development of operating support systems and software, our ability to generate VoIP service revenues, and our ability to control expenditures, primarily incremental sales, marketing, general and administrative expenses.

     Manage through a transition in the delivery of broadband Internet access services to consumers. The delivery of stand-alone broadband internet access services by our ISP customers is facing intense competition from the incumbent telephone carriers, wireless service providers and cable providers like Comcast, Adelphia and Cox Communications, who are aggressively pricing their consumer broadband services and placing pricing pressure on us. We believe these market conditions have reduced the number of orders for our services and are also causing a higher level of churn among our ultimate end users, and we expect this situation to continue. One of our wholesale customers, AOL stopped taking orders directly for our services in the first quarter, instead, it has moved to a “bring your own access” model where it refers customers to access providers like us. Anticipating these conditions, we have entered into line-splitting arrangements with voice providers, particularly AT&T Corp., which are bundling our data services with their voice services. Our growth in 2004 and beyond will be significantly dependent on whether we can achieve growth in the sales of our services under these line-splitting relationships that more than offsets the decline in sales of our stand-alone consumer-grade data services.

     Obtain acceptable line-sharing terms from the incumbent telephone companies. While we expect that the revenues we generate from line-sharing with the incumbent telephone companies will constitute a smaller portion of our business in future periods, we think this market will continue to be important to us. Our ability to remain viable in this market will depend on whether we are able to reach agreements with the telephone companies, like our recently announced agreement with Qwest Communications International, or obtain favorable regulatory rulings that will allow us to share telephone lines to new customers on reasonable terms.

     Expand and Diversify our Sources of Revenue. We are taking steps to improve our prospects for revenue growth. First, we have announced our plan to expand our network by adding 200 central office locations, which will allow us offer our services to more end-users. Second, we will continue our efforts to diversify our revenue sources by adding new services like Voice over Internet Protocol, and by adding new resellers like Broadwing, a wholly-owned subsidiary of Corvis Corporation, and Global Crossing, that primarily resell our higher-priced business-grade services.

     New Market Opportunities. We recently announced our plan to offer voice over Internet protocol, or VoIP, services by the end of 2004. We believe that VoIP services have the potential to be a significant contributor to our revenue growth in 2005 and beyond. Therefore, we are in the process of developing this capability, and our success in providing this new service will depend on our ability to offer a service that operates as a replacement for the voice services provided by other telephone companies. As part of this plan, we announced on March 3, 2004 that we entered into an agreement to acquire GoBeam, Inc., a provider of VoIP services for businesses, as part of our strategy to accelerate our development of VoIP services ( “GoBeam Acquisition”). Under the agreement and plan of merger, we will issue shares of our common stock having an aggregate value up to $48,000 at the closing of the acquisition, which is expected to occur in the second quarter of 2004. The exchange ratio to be used to determine the number of shares issued at closing will be based on the average closing price of our common stock during the ten consecutive trading days ending three days prior to the closing date of the acquisition. The agreement also contains provisions that limit the maximum number of shares to be issued in the transaction to approximately 20.2 million shares of our common stock. We anticipate that our acquisition of GoBeam will significantly shorten our time to market for our VoIP services, and will provide us with access to GoBeam’s customer base.

Recent Developments

     On April 15, 2004, we announced that we had entered into a three-year agreement with Qwest Communications International, Inc. that will allow us to continue to provide services using line-sharing in the seven states in the Qwest region where we offer our services.

     On March 10, 2004, we completed a private placement of $125,000 in aggregate principal amount of our 3% Convertible Senior Debentures (“Debentures”), due 2024, which are convertible into shares of our common stock at a conversion price of approximately $3.1742, subject to certain adjustments. See “Part II, Item 2. Changes in Securities and Use of Proceeds” for further details about this offering.

     On August 21, 2003, the FCC issued its order in the Triennial Review. This order is a significant development for us for a number of reasons, the most important of which we believe to be as follows:

•	The FCC is phasing out its rule requiring line-sharing over a three-year period. Line-sharing currently allows us to provision services using asymmetric DSL, or ADSL, technology over the same telephone line that the local telephone company is using to provide voice services. The phase-out period will be handled in the following manner:

o	Our 235,800 line-shared customers as of October 2, 2003 will be grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $33,710, or 31.1%, of our revenues for the three months ended March 31, 2004.

o	We can only acquire new line-shared customers at regulated rates until October 2, 2004. For customers acquired during this period, the FCC-mandated maximum price for the high-frequency portion of the telephone line will be 25% of the cost of a separate telephone line during the first year, 50% during the second year and 75% during the third year. After the third year, we will be required to transition these customers to new arrangements.

o	Beginning on October 3, 2004, we cannot acquire new line-shared customers unless we reach agreements with the local telephone companies that provide us with continued access to line-sharing or obtain favorable regulatory rulings from the FCC or state regulators. In the event that we do not reach these agreements or obtain such rulings, we will be required to purchase a separate telephone line in order to provide services to an end-user. If this occurs we may stop selling stand-alone consumer grade services to new customers, because the cost of a separate telephone line is significantly higher than what we currently pay for a shared line. Our inability to acquire new line-shared customers would slow our growth and could require us to significantly change our business plan.

•	The local telephone companies are not required to allow us to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless we reach agreements with the local telephone companies or obtain favorable regulatory rulings from the FCC or state regulators, we will continue to be unable to provide our most commonly-used services to end-users served by fiber-fed lines. Our inability to access fiber-fed packet-switching functions is significant for our business because it preserves a substantial limit on the addressable market for our DSL services, thereby limiting our growth. In addition, the local telephone companies are increasing their deployment of fiber-fed remote terminal architectures.

•	The local telephone companies can petition the various state utility commissions for authority to stop providing data transport between the telephone companies’ central offices as an unbundled network element on routes that have sufficient competitive alternatives to telephone company data transport services. We currently purchase this interoffice transport from the traditional telephone companies in order to carry traffic over our network. It is unclear whether any state commissions will grant these requests, or whether such requests will be granted on routes that impact us. The removal of any of these transport links from the list of available network elements could increase the price we pay for such connectivity.

•	Companies that compete with the local telephone companies continue to have access to the local telephone companies’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platforms, or UNE-P, so long as the state public utilities commissions deem it appropriate under the standards specified by the FCC. Under this arrangement these competitive telecommunications companies like AT&T Corp. and MCI purchase telephone lines in order to provide voice and data services. The continued existence of the UNE-P platform would allow us to continue to bundle our data services with the voice services of these competitive telecommunications providers through line-splitting arrangements.

     On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit, or the Court, vacated aspects of the Triennial Review order. The Court:

•	Vacated the FCC’s decision to find nationwide impairment for mass market switching for UNE-P and to delegate to the state public utility commissions the authority to determine whether UNE-P should be made available. The Court concluded that the FCC does not have statutory authority to grant the states decision making power regarding the continued availability of UNE-P. If this decision is not overturned or otherwise modified by the United States Supreme Court the FCC will be required to adopt new rules, which could limit UNE-P availability in a way that limits our ability to bundle our data services using line-splitting with partners that use UNE-P.

•	Vacated the FCC’s decision to make data transport between the telephone companies’ central offices available as an unbundled network element on a nationwide basis and to delegate to the state public utility commissions the authority to remove data transport on specific central office routes from the list of unbundled network elements. Some of the traditional telephone companies have claimed that if this decision is not overturned or otherwise modified by the United States Supreme Court, they will no longer be required to provide us with this interoffice data transport at regulated rates. If the telephone companies are successful in this effort, we could be forced to pay significantly higher rates for such transport, which would increase our network costs.

•	Upheld the FCC’s decision to phase out line sharing, and also upheld the FCC’s decision not to require the unbundling of access to fiber to the home and the packet-switching functions of fiber-fed telephone lines to provision DSL services.

     The Court’s decision to vacate aspects of the Triennial Review order was originally stayed until the later of May 1, 2004 or the denial of a petition for rehearing. No party filed a petition for rehearing within the deadline imposed by the court. The D.C. Circuit subsequently extended the stay from May 1 until June 15, 2004, in response to an unopposed request from the FCC. If this subsequent stay is not extended and the FCC does not otherwise act within the stay period, the affected rules no longer would be in effect upon the expiration of the stay, and it is unclear what rules, if any, would apply. This could impact our ability to access interoffice transport at regulated prices. In addition, this would be extremely disruptive to our partners who utilize UNE-P to provide competitive voice services as part of a bundle with our DSL services, and also could result in disruption of, and increases in prices for, affected data transport services that we purchase.

     A majority of the FCC announced in March 2004 that it will seek an additional stay of this decision and request review by the United States Supreme Court. It is unclear at this time whether the Department of Justice, which is ultimately responsible for filing such review, will support the FCC and seek such review. Whether or not Supreme Court review is sought, once the appellate process is completed, further FCC proceedings will be required to address continuing unbundling requirements consistent with a final court ruling. The direction and success of our strategy could be substantially affected by changes in the critical elements of the original Triennial Review order, described above, as a result of these further proceedings.

     In its Triennial Review order, the FCC also concluded that October 2, 2003 is the trigger date for “change of law” provisions in our interconnection agreements with the various traditional telephone companies. These agreements contain the prices and other terms for the telephone lines that we purchase from these traditional telephone companies. Each of the traditional telephone companies has informed us that it wants to change the line-sharing terms and conditions of its agreements with us. We are negotiating these agreements, but if we are unable to reach agreements we will attempt to resolve our disputes in arbitrations before the state public utility commissions.

     In addition, at least two of the traditional telephone companies have taken the position that their obligation to provide so-called “high capacity” loops will be lifted as of the effective date of the D.C. Circuit decision. Although those companies have not specified what specific loop types they believe are included within the definition of “high capacity” loops, the FCC has traditionally included T-1 loops within the definition of high-capacity loops. If the traditional telephone companies stop providing T-1 loops as unbundled network elements, and instead provide those loops under special access or other prices, our costs to provide business-class T-1 services, such as our TeleXtend product, will increase significantly.

     Investors should review the above-referenced discussion of the Triennial Review and the subsequent court decision carefully to understand the potentially significant effects that this ruling will have on our ability to continue to engage in our business as we have in the past, as the FCC’s ruling and the court decision create a number of uncertainties, challenges and opportunities for us. The final effect of the FCC’s ruling and the court decision will be subject to the reactions of various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence their ultimate impact. As such, it is very difficult for us to predict the final effects of the Triennial Review with a high level of certainty.

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates:

•	We recognize revenues when persuasive evidence of an arrangement between the customer and us exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty four months, using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over twenty four months.

•	We have concentrations of credit risk with several customers, some of which were experiencing financial difficulties as of March 31, 2004 and 2003 and were not current in their payments for our services as of those dates. Accordingly, we recognize revenues from some of these customers in the period in which cash is collected, but only after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. As of March 31, 2004, we had certain unresolved claims relating to our Chapter 11 bankruptcy proceedings that remain in dispute. Therefore, it is reasonably possible that such disputed bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our condensed consolidated balance sheet as of March 31, 2004.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position and results of operations.

•	We are performing ongoing analysis of analyzing the applicability of certain transaction-based taxes to sales of our products and services and, purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect to our consolidated financial position and results of operations. In addition, we are currently analyzing the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes and the possible engagement in discussions with applicable jurisdictions will be concluded without a material adverse effect to our consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and, we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Nonqualified MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	We account for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our condensed consolidated statement of operations. We use the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires us to use option valuation models that were not developed for use in valuing employee stock options. Rather, such option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, we believe such existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on our condensed consolidated financial statements as of and for the three months ended March 31, 2004.

     In January 2003, the FASB issued Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, or VIE, and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and it was effective March 31, 2004 for enterprises with VIEs created before February 1, 2003. The adoption of FIN 46 did not have an effect on our condensed consolidated financial statements as of and for the three months ended March 31, 2004.

     In March 2004, the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. We are currently in the process of evaluating the impact that adoption of EITF Issue 03-6 will have on its financial position and results of operations.

Results of Operations

Business Segment Information

     During the three months ended March 31, 2004 and 2003 we managed our business segments based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations were not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISP, enterprise and telecommunications carrier customers. Our direct segment, or Direct, is a provider of high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. We aggregated and reported all other business operations and activities as Corporate Operations. These operations and activities were primarily comprised of general corporate functions to support our revenue producing segments and included costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed by our business segments.

     Our 2003 segment information has been restated to conform to our organizational structure in 2004.

Reclassifications

     Certain balances in our 2003 condensed consolidated financial statements have been reclassified to conform to the presentation in 2004.

Three Months Ended March 31, 2004 and 2003

Revenues, net

     The primary component of our net revenues is earned monthly broadband subscription billings for DSL products. We also earn revenues from monthly billings for high-capacity circuits sold to our wholesale customers and to a lesser degree for dial-up services. Because we do not recognize revenue from sales to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three months ended March 31, 2004 and 2003 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our revenues also include billings for installation services and equipment, which are recognized as revenue over the expected life of the relationship with the end-user, and Federal Universal Service Fund, or FUSF, charges billed to our customers. Customer incentives and rebates that we offer to attract and retain customers are recorded as reductions to revenue.

     Our net revenues of $108,477 for the three months ended March 31, 2004 increased by $17,617, or 19.4%, over our net revenues of $90,860 for the three months ended March 31, 2003. The increase in 2004 was primarily due to the net addition of approximately 100,000 DSL end-users to our network, which led to an increase in broadband subscription billings. We expect our revenues and broadband subscription billings to continue to grow as we execute on our current sales and marketing programs. In addition, we plan to introduce new sales and marketing programs and create new services for our customers which we anticipate will lead to higher revenues and broadband subscription billings. The increase in our revenues and broadband subscription billings for the three months ended March 31, 2004 was offset by several factors. Our high-capacity circuit revenues and billings for the three months ended March 31, 2003 decreased by $545, primarily driven by customer network configuration changes and consolidation in our customer transport circuits. We do not expect a significant increase or decrease in high-capacity circuit billings in 2004. In addition, our dial-up revenues and billings decreased by $675 during March 31, 2004, primarily driven by the decrease in demand for this service. We expect that demand for this service will continue to decrease in 2004. During the three months ended March 31, 2004, we had lower customer rebates and incentives, which increased our revenues by $3,319. We expect customer rebates and incentives to continue to be an element of our sales and marketing programs due to competitive market conditions. Revenue from installation services and equipment billings, which we recognize over the expected life of the end-user, decreased by $1,390 during the three months ended March 31, 2004, primarily driven by lower net selling prices, some of which is attributable to lower prices from our vendors and competitive pricing in the marketplace. We expect prices for these services and equipment to continue to decline in the future. FUSF charges billed to our customers, which we recognize as revenue, increased by $429 during the three months ended March 31, 2004, primarily driven by of the increase in the number of our wholesale customers.

     We regularly have billing disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations. These charges to revenues were $1,640 and $1,084 during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 and 2003, respectively, we recovered $53 and $1,092 of accounts receivable balances previously written-off against such allowance.

     Segment Revenues and Significant Customers

     Our segment net revenues were as follows:

	Three Months Ended March 31,
	2004	2003
Wholesale	$79,097	$73,370
Percent of total net revenues	72.9%	80.8%
Direct	$29,380	$17,490
Percent of total net revenues	27.1%	19.2%

     We had over 320 wholesale customers as of March 31, 2004 compared to approximately 180 as of March 31, 2003. The increase in 2004 from 2003 resulted primarily from the addition of smaller resellers. For the three months ended March 31, 2004 and 2003, our 30 largest wholesale customers comprised 68.2% and 76.2% of our total gross revenues, respectively. As of March 31, 2004 and 2003, receivables from these customers collectively comprised 69.4% and 74.9%, respectively, of our gross accounts receivable balance.

     We had over 70,700 direct end users as of March 31, 2004 compared to approximately 55,500 as of March 31, 2003. For the three months ended March 31, 2004 and 2003, our direct end users comprised 27.1% and 19.2% of our total net revenue, respectively. As of March 31, 2004 and 2003, receivables from these end users collectively comprised 27.0% and 18.9%, respectively, of our gross accounts receivable balance.

     For the three months ended March 31, 2004, EarthLink, Inc. and AT&T Corp., two wholesale customers in our wholesale business segment, accounted for 18.4% and 12.6%, respectively, of our total net revenues. For the three months ended March 31, 2003, these customers accounted for 21.1% and 12.3%, respectively, of our total net revenues. As of March 31, 2004, receivables from these customers comprised 17.9% and 17.2%, respectively, of our gross accounts receivable balance. As of March 31, 2003, receivables from these customers comprised 25.3% and 11.9%, respectively, of our gross accounts receivable balance.

     Wholesaler Financial Difficulties

     Some of our resellers are experiencing financial difficulties. During the three months ended March 31, 2004 and 2003, certain of these customers either were not current in their payments for our services or were essentially current in their payments but, subsequent to the end of the reporting period, their financial condition deteriorated significantly and some of them filed for bankruptcy protection. Based on this information, we determined that the collectibility of revenues from these customers was not reasonably assured or our ability to retain some or all of the payments received from some of these customers that filed for bankruptcy protection was not reasonably assured. Accordingly, we have classified this group of customers as “financially distressed” for revenue recognition purposes. Although MCI, formerly known as WorldCom, Inc., filed for bankruptcy protection on July 21, 2002, we have not classified it as a financially distressed customer based on MCI’s specific facts and circumstances in relation to the revenue recognition criteria described in Note 2 to our condensed consolidated financial statements. Therefore, we continued to recognize revenues from MCI on an accrual basis during 2004 and 2003. On April 20, 2004, MCI announced that it had formally emerged from Chapter 11 protection.

     During the three months ended March 31, 2004 and 2003, we issued billings to our financially distressed customers aggregating $902 and $2,677, respectively, that were not initially recognized as revenues or accounts receivable in our consolidated financial statements. However, we recognized net revenues from certain of these customers when cash was collected aggregating $662 and $2,402 during the three months ended March 31, 2004 and 2003, respectively. We had contractual receivables from our financially distressed customers totaling $877 and $6,204, respectively, as of March 31, 2004 and 2003 that are not reflected in our condensed consolidated financial statements.

     We have identified certain of our customers, including MCI, who were essentially current in their payments for our services prior to March 31, 2004, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of March 31, 2004, that we believe may have a high risk of becoming financially distressed. Revenues from these customers accounted for approximately 9.8% and 27.2% of our total net revenues for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and 2003, receivables from these customers comprised 14.0% and 31.9% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to March 31, 2004, revenue from such customers will only be recognized when cash is collected, as described above.

Operating Expenses

     Operating expenses include network and product costs, sales, marketing, general and administrative expenses, depreciation and amortization expenses and provision for restructuring expenses.

     Our total operating expenses were as follows:

	Three Months Ended March 31,
	2004	2003
Amount	$121,389	$125,190
Percent of net revenues	111.9%	137.8%

     Network and Product Costs

     Network and product costs consist primarily of the costs of provisioning and maintaining telecommunications circuits and central office space, equipment sold to our customers, and labor related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

     Our network and product costs were as follows:

	Three Months Ended March 31,
	2004	2003
Amount	$68,294	$68,877
Percent of net revenue	63.0%	75.8%

     Our network and product costs for the three months ended March 31, 2004, decreased by $583, or 0.8%, when compared to our network and product costs for the three months ended March 31, 2003. For the three months ended March 31, 2004, our network and product costs, as a percent of revenues, improved by 12.8% when compared to the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, network and product costs were comprised of $46,792 and $49,278, respectively, from our wholesale business segment, $11,402 and $9,578, respectively, from our direct business segment and, $10,100 and $10,021, respectively, from our Corporate Operations. The decrease in network and product costs during the three months ended March 31, 2004 is primarily attributable to continued efforts to lower network costs by more efficiently managing our network capacity and a reduction in our workforce within the operations and engineering groups. During the three months ended March 31, 2003, we changed our estimates of certain liabilities for transaction-based and property taxes based on settlements reached with various states and local jurisdictions on our transaction-based taxes and additional compilation of data on the valuation of our taxable property and equipment. This change in accounting estimate decreased our network and product costs by $2,506 and decreased our net loss by $2,506 ($0.01 per share) during the three months ended March 31, 2003. In addition, network and product costs for the three months ended March 31, 2003 include a charge of $2,137 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods. We expect network and product costs to increase in future periods to the extent we are able to add subscribers and services to our network, but to decrease as a percentage of revenue if we are able to increase our revenue more rapidly than we increase our network and product costs. Our ability to add subscribers to our network is, however, subject to the regulatory uncertainty noted in the following paragraph.

     As discussed in the “Overview — Recent Developments” and in “Part II, Item 1 Legal Proceedings”, there is uncertainty concerning our ability to purchase line-shared services from the traditional telephone companies as a result of the FCC’s Triennial Review decision. As a result of those legal and regulatory proceedings, it is possible that the traditional telephone companies could substantially increase the cost or reduce the availability of line-shared services, which would substantially increase our overall network cost structure and might cause us to discontinue our consumer grade services for new and existing customers.

     Following the completion of our acquisition of GoBeam, which we expect to happen in the second quarter, we also expect to incur higher network and product costs as a result of the addition of GoBeam’s employees and other network and product costs associated with the sale of GoBeam’s services.

     Sales, Marketing, General and Administrative Expenses

     Sales, marketing, general and administrative expenses consist primarily of salaries and related expenses and our promotional and advertising expenses.

     Our sales, marketing, general and administrative expenses were as follows:

	Three Months Ended March 31,
	2004	2003
Amount	$33,302	$37,093
Percent of net revenue	30.7%	40.8%

     Our sales, marketing, general and administrative expenses for the three months ended March 31, 2004, decreased by $3,791, or 10.2%, when compared to our sales, marketing, general and administrative expenses for the three months ended March 31, 2003. For the three months ended March 31, 2004, sales, marketing, general and administrative expenses as a percentage of revenues were 30.7%, a 10.1% improvement from the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, sales, marketing, general and administrative expenses were comprised of $2,680 and $3,104, respectively, from our wholesale business segment, $5,163 and $5,980, respectively, from our direct business segment and, $25,459 and $28,009, respectively, from our Corporate Operations.

     The decrease in sales, marketing, general and administrative expenses during the three months ended March 31, 2004 is primarily attributable to lower advertising and transaction-based tax expenses. During the three months ended March 31, 2003, we recorded a charge of $3,800 for the potential applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods. We expect sales, marketing, general and administrative expense levels to increase in the near future as a result of increased marketing efforts. Following the completion of our acquisition of GoBeam, which we expect to happen in the second quarter, we also expect to incur higher sales, general and administrative expenses as a result of adding GoBeam’s employees and increased marketing efforts associated with sales of GoBeam’s services.

     Depreciation and Amortization

     We recorded depreciation and amortization expense for property and equipment in the amount of $14,495 for the three months ended March 31, 2004, a decrease of $98, or 0.7%, over depreciation and amortization expense for property and equipment of $14,593 recorded for the three months ended March 31, 2003. The decrease from 2003 to 2004 was due principally to asset retirements and certain assets becoming fully depreciated during 2003 and 2004. We expect depreciation and amortization to increase in the future as we expand the footprint of our network and add more end-users, the increase in depreciation will be partially offset as historical assets become fully depreciated.

     Amortization of intangible assets for the three months ended March 31, 2004 and 2003 was $4,751 and $3,996, respectively. The increase from 2003 to 2004 resulted from the resumption of our network build or augmentation in selected markets during the latter portion of 2003 and the three months ended March 31, 2004, which increased collocation fee expenditures and related amortization expenses.

     As explained above, we do not allocate depreciation and amortization expense to our business segments.

     Reduction in Force

     During the three months ended March 31, 2004 and 2003, we reduced our workforce by approximately 41 and 70 employees, respectively, which represented approximately 3.7% and 5.4% of our workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions.

     In connection with the reductions in force, we recorded charges to operations for the three months ended March 31, 2004 and 2003 of $547 and $631, respectively, relating to employee severance benefits that met the requirements for accrual. For the three months ended March 31, 2004 and 2003, $64 and $148, respectively, of these expenses were charged to network and product costs and the remaining $483 and $483, respectively, were charged to sales, marketing, general and administrative expenses. During the three months ended March 31, 2004 and 2003, we paid severance benefits of approximately $446 and $569, respectively. We paid the remainder of the severance benefits accrued as of March 31, 2004 and 2003 in the second quarter of 2004 and 2003, respectively. The expenses associated with the reductions in force for the three months ended March 31, 2004 and 2003 were $186 and $72, respectively, related to our Wholesales business segment and $123 and $29, respectively, related to our Direct business segment. The remaining expenses associated with these reductions in force during the three months ended March 31, 2004 and 2003 of $238 and $530, respectively, were related to our Corporate Operations. We currently do not expect significant reduction in force in the near future.

Other Income (Expense)

     Net Interest Expense

     Net interest expense was $790 and $663 for the three months ended March 31, 2004 and 2003, respectively. Net interest expense during the three months ended March 31, 2004 and 2003 consisted principally of interest expense on our 11% long-term note payable to SBC Communications Inc., which we repaid in March of 2004, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense for the three months ended March 31, 2004 included interest on our 3% convertible senior debentures. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

     Investment Losses

     We recorded losses and write-downs on investments for the three months ended March 31, 2003 in the amount of $216. This included an impairment write-down of an equity investment of $112 and our equity in the losses of unconsolidated affiliates of $104. We did not record similar losses or write-downs on investments during the three months ended March 31, 2004.

     Miscellaneous Income

     We recorded miscellaneous income for the three months ended March 31, 2004 and 2003 in the amount of $171 and $487, respectively. Miscellaneous income is primarily comprised of trade purchase discounts.

Income Taxes

     Because we incurred operating losses during all periods presented, we made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements.

Related Party Transactions

     We acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $1,069 and $1,592 during the three months ended March 31, 2004 and 2003, respectively. A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of our resellers. We recognized revenues from TelePacific of $105 and

$207 during the three months ended March 31, 2004 and 2003, respectively. L. Dale Crandall, one of our directors, is also a director of BEA Systems, one of our vendors. We paid $472 and $8 to BEA Systems during the three months ended March 31, 2004 and 2003, respectively.

     We believe the terms of these transactions are comparable to transactions that would likely be negotiated with clearly independent parties.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. Our capital expenditures were $14,394 for the three months ended March 31, 2004. We expect that in future periods our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively lower than the current period while incremental, or “success-based”, capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network.

     As of March 31, 2004, we had an accumulated deficit of $1,655,169 and unrestricted cash, cash equivalents and short-term investments of $166,647. In addition, we had stockholders’ deficit of $ 10,102 as of March 31, 2004.

     Net cash used in our operating activities was $4,988 for the three months ended March 31, 2004. The net cash used in our operating activities during this period was primarily due to the net loss of $13,531, an increase in accounts receivable of $2,865, primarily driven by the timing of the payment for one of our wholesale customers, a decrease in accounts payable of $1,916, primarily driven by the timing of payments to certain vendors, a decrease in collateralized customer deposits of $1,968, a decrease in unearned revenues of $2,272, and a decrease in other current liabilities of $2,203, offset by depreciation and amortization charges of $19,246, and a decrease in deferred costs of service activation of $517.

     Net cash used in our investing activities was $22,755 for the three months ended March 31, 2004. The net cash used in our investing activities during this period was primarily due to purchases of short-term investments of $49,563 and capital expenditures of $14,394, offset by maturities of short-term investments of $41,030.

     Net cash provided by our financing activities was $71,415 for the three months ended March 31, 2004. The net cash provided by our financing activities during this period was primarily due to proceeds from issuance of our 3% senior convertible debentures of $125,000 and proceeds from the issuance of common stock of $1,264, offset by principal payments under long term debt of $50,000 and payments of $4,849 expenses associated with our offering.

     As of March 31, 2004, we had $109,048 in unrestricted cash and cash equivalents, and $57,599 in unrestricted short-term investments. We anticipate that after we complete the GoBeam acquisition we will use additional cash resources primarily to increase sales and marketing activities as we expand the offering of VoIP services to new markets across our broadband network. The additional usage of cash from the GoBeam acquisition will depend on many uncertainties including the amount of capital expenditures that are required to expand this new business, development of operating support systems and software, our ability to generate VoIP service revenues, and our ability to control expenditures (primarily incremental sales, marketing, general and administrative expenses).

     Adverse business, legal, regulatory or legislative developments, such as the inability to continue line-sharing, may require us to raise additional financing, raise our prices or decrease our cost structure. We also recognize that we may not be able to raise additional capital. If we are unable to acquire additional capital on favorable terms if needed, or are required to raise it on terms that are less satisfactory than we desire, our financial condition will be adversely affected.

     Our future cash requirements for the next twelve months and for the long-term for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

•	the recently announced acquisition of GoBeam, Inc., including cash we use to further develop our VoIP capabilities, improve our systems and software to support VoIP and expand the marketing of VoIP services following the closing of the acquisition;

•	the effect of the FCC’s decision in the Triennial Review, our continuing ability to access line-shared telephone wires and our ability to obtain access to the traditional telephone companies’ remote terminals and other facilities, all at reasonable prices;

•	the availability of UNE-P to our customers who purchase our DSL services and bundle them with their competitive telephone services;

•	the rate at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	the financial condition of our customers;

•	the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	the rate at which we invest in engineering, development and intellectual property with respect to existing and future technology;

•	the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	the number of regions entered, the timing of entry and services offered.

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

     Our contractual debt, lease and purchase obligations as of March 31, 2004 for the next five years, and thereafter, were as follows:

	2004	2005-2006	2007-2008	Thereafter	Total
Note payable to debentures	$—	$—	$—	$125,000	$125,000
Office leases	3,328	6,087	3,355	269	13,039
Other operating leases	189	213	2	—	404
Purchase obligations	15,499	4,475	—	—	19,974

	$19,016	$10,775	$3,357	$125.269	$158,417

     We lease certain vehicles, equipment and office facilities under various non-cancelable operating leases that expire at various dates through 2009. The facility leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases.

     In 2002, we entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to us. We have a monthly minimum usage requirement which began in June 2002. The agreement expires in May 2005 and has a remaining purchase obligation of $9,380 as of March 31, 2004. Similarly, in 2002 we entered into a three-year, non-exclusive agreement with AT&T Corp. for the right to provide certain data services to us. We have an annual minimum usage requirement which began in January 2002. The agreement expires in December 2004 and we have a minimum remaining aggregate purchase obligation of approximately $11,500 for 2004 of which $8,625 remains unutilized at March 31, 2004. In addition, in 2002, we entered into a four-year, non-exclusive agreement with AT&T Corp. for the right to provide long distance services to us. We have an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $1,969 as of March 31, 2004.

Risk Factors

     The following is a summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to “Part I, Item 1, Business — Risk Factors” found in our 2003 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2004.

•	Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

•	Charges for unbundled network elements are generally outside of our control because they are proposed by the traditional telephone companies and are subject to costly regulatory approval processes.

•	Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

•	We may need to raise additional capital under difficult financial market conditions.

•	In order to become cash flow positive and to achieve profitability, we must add end-users to our network while minimizing the cost to expand our network infrastructure.

•	If we do not reduce our end-user disconnection rate our revenue and end-user growth will decline.

•	We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

•	If we fail to improve and maintain our internal controls, our ability to provide accurate financial statements could be impaired, and any failure to maintain our internal controls and provide accurate financial statements would cause our stock price to decline substantially.

•	We depend on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

•	Some of our resellers are facing financial difficulties, which makes it more difficult to predict our revenues.

•	Our development of our direct business poses operational challenges and may cause our resellers to place fewer orders with us or may cause us to lose resellers.

•	The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

•	The broadband communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use.

•	A system failure could delay or interrupt service to our customers, which could reduce demand for our services.

•	A breach of network security could delay or interrupt service to our customers, which could reduce demand for our services.

•	Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations.

•	We depend on a limited number of third parties for equipment supply, service and installation and if we are unable to obtain these items from these third parties we may not be able to deliver our services as required.

•	We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

•	The unpredictability of our revenues, along with other factors, may cause the price of our common stock to fluctuate and could cause it to decline.

•	We use third party vendors in India for tasks that were previously done by our employees.

•	We must pay federal, state and local taxes and other surcharges on our service, the levels of which are uncertain.

•	We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations.

•	Our intellectual property protection may be inadequate to protect our proprietary rights.

•	Substantial leverage and debt service obligation may adversely affect our cash flow.

•	Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

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

     These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

•	adapt our business plan in response to further developments resulting from the FCC’s Triennial Review order and appellate proceedings;

•	collect receivables from customers;

•	retain end-users that are served by customers facing financial difficulties;

•	market our services to customers;

•	generate customer demand for our services;

•	defend our company against litigation;

•	reduce our operating costs and overhead while continuing to provide good customer service;

•	achieve favorable pricing for our services;

•	respond to increasing competition;

•	manage growth of our operations; and

•	access regions and negotiate suitable interconnection agreements with the traditional telephone companies in the areas where we provide service, all in a timely manner, at reasonable costs and on satisfactory terms that provide us with access to line-sharing and remote terminals.

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

Item 3. Market Risk

Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of March 31, 2004 is fixed-rate debt.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, with the exception of the item described below.

     During the review process for our condensed consolidated financial statements as of March 31, 2004 and for the quarter then ended, we determined that certain stock-based compensation that we began offering to employees in the third quarter of 2003 should have been subject to variable accounting and that the financial statements for the quarters ended September 30, 2003 and December 31, 2003, as well as for the year ended December 31, 2003, need to be restated to account for this compensation. The restatement involves a non-cash compensation charge which reflects the impact of stock-based compensation expense for options subject to variable accounting that were issued under our 2003 Employee Stock Purchase Plan. See Note 15 in the financial statements included in Item 8 of our annual report on Form 10-K/A (Amendment No. 1) filed on May 17, 2004, for further discussion of this restatement. To address these matters, we have implemented additional procedures to ensure that stock-based compensation is properly evaluated and recorded when we implement or make changes to our stock-based compensation plans.

     Changes in Internal Controls. During the fiscal quarter covered by this report, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Subsequent to the end of that quarter, we did make the change described in the preceding paragraph with respect to accounting for stock-based compensation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (all dollar amounts are presented in thousands)

     Purchasers of our common stock and purchasers of the convertible notes we issued in September 2000 have filed complaints against us and certain of our present and former officers and directors. These complaints were filed in the United States District Court for the Northern District of California, or District Court, in the fourth quarter of 2000. The complaints were consolidated and the lead plaintiff has filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired our securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. We and the officer and director defendants entered into a Memorandum of Understanding, or MOU, with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation, providing for the distribution of $16,500 in cash to be funded by our insurance carriers and 6,495,844 shares of our common stock. The plaintiffs voted in favor of the Plan. The settlement provided for in the MOU was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member subsequently filed an appeal relating to the allocation of the settlement proceeds between the plaintiffs and their attorneys. On February 18, 2004, the Ninth Circuit affirmed the District Court’s final judgment and on February 24, 2004 we were informed that the class member who had filed the appeal would not be pursuing the matter any further. The distribution of the 6,495,844 shares was completed in April of 2004.

     In April 1999, we filed a lawsuit against Bell Atlantic, now Verizon, and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, we also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing claims in this lawsuit that are similar to our claims against Verizon. Both courts dismissed some of our claims based on the ruling of the United States Court of Appeals of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed our remaining claims on other grounds. We voluntarily dismissed our remaining claims in the BellSouth case so we could pursue certain issues on appeal. We appealed the BellSouth and Verizon decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia, respectively. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth appealed this decision to the United States Supreme Court. On January 20, 2004, the United States Supreme Court reversed a decision entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Eleventh Circuit also relied in part on the Trinko decision when it reversed the lower court’s dismissal of our claims against BellSouth. The Supreme Court also vacated the Eleventh Circuit’s decision in our case against BellSouth and remanded the case to the Eleventh Circuit for review in light of the Trinko decision. Although we believe the Trinko decision does not impact our cases, both BellSouth and Verizon claim that Trinko supports the dismissal of our lawsuits and both have filed motions with the appellate courts requesting affirmance of the district courts’ rulings. We have opposed those motions and they remain pending. We cannot predict the outcome of these proceedings at this time.

     On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. In its amended complaint, Verizon claims that we falsified trouble ticket reports with respect to the telephone lines that we ordered and seeks unspecified monetary damages, characterized as being in the “millions”, and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in favor of us and dismissed Verizon’s claims against us in their entirety. Verizon has appealed the dismissal of its lawsuit. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.

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

     Our Board of Directors appointed a special investigative committee, which initially consisted of Dale Crandall and Hellene Runtagh, to investigate the allegations made by Mr. Khanna. Richard Jalkut was appointed to this committee shortly after he joined our Board of Directors. This committee retained an independent law firm to assist in its investigation. Based on this investigation, the committee concluded that Mr. Khanna’s allegations were without merit and that it would not be in the best interests of the Company to commence litigation based on these allegations. The committee considered, among other things, that many of Mr. Khanna’s allegations were not accurate, that certain allegations challenged business decisions lawfully made by management or the Board, that the transactions challenged by Mr. Khanna in which any director had an interest were approved by a majority of disinterested directors in accordance with Delaware law, that the challenged director and officer representations to the auditors were true and accurate, and that Mr. Khanna was not relieved of his duties as a result of retaliation for alleged whistleblowing or racial or national origin discrimination. Mr. Khanna has disputed the committee’s work and the outcome of its investigation.

     After the committee’s findings had been presented and analyzed, we concluded in January 2003 that it would not be appropriate to continue Mr. Khanna on paid leave status, and determined that there was no suitable role for him at the Company. Accordingly, he was terminated as an employee of the Company.

     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative action against our current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. In this action Mr. Khanna seeks recovery on behalf of the company from the individual defendants for their purported breach of fiduciary duty. Mr. Khanna also seeks to invalidate our election of directors in 2002 and 2003 because he claims that our proxy statements were misleading. On December 12, 2003, the Company filed a motion to dismiss Mr. Khanna’s claims in their entirety. The Court has not yet ruled on the motion. While we believe the contentions of Mr. Khanna referred to above are without merit, and the company and its directors will vigorously defend themselves, we are unable to predict the outcome of this lawsuit.

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

Item 2. Changes in Securities and Use of Proceeds

     Under the terms of a Purchase Agreement dated March 4, 2004, we sold $125.0 million aggregate principal amount of our 3% Convertible Senior Debentures due 2024 (“Debentures”) to Banc of America Securities LLC, Jeffries & Company, Inc., Needham & Company, Inc. and Kaufman Bros., L.P. The issuance and sale of the Debentures and the subsequent offering by the initial purchasers were exempt from the registration provisions of the Securities Act of 1933, as amended, by Section 4(2) of the Securities Act and Rule 144A promulgated under the Securities Act. We sold the Debentures for cash. The aggregate offering price was $125.0 million and our net proceeds were approximately $120.6 million.

     The Debentures will mature on March 15, 2024 and are convertible into our common stock on or before the maturity date, under certain circumstances, at an initial conversion rate of 315.04 shares per $1,000 principal amount of notes, subject to adjustment. At the initial conversion rate, the Debentures will be convertible into common stock at a conversion price of $3.1742 per share. The Debentures will be redeemable for cash at our option beginning on March 20, 2009. Holders of the Debentures have the option to require us to purchase the Debentures in cash, in whole or in part, on March 15 in each of 2009, 2014 and 2019. The holders of the Debentures will also have the ability to require us to purchase the Debentures in the event that we undergo a change in control. In each such case, the redemption or purchase price would be at 100% of the principal amount of the Debentures, plus accrued and unpaid interest to, but excluding, the redemption or purchase date, as the case may be.

     We used a portion of the proceeds from the Debentures to repay $56.6 million in principal and accrued interest on an 11% note payable to SBC Communications, Inc. We plan to use the remaining net proceeds to expand various strategic initiatives including, but not limited to, accelerating our deployment of Voice over Internet Protocol services as well as for working capital and general corporate purposes.

     In connection with the settlement of complaints that were filed in the United States District Court for the Northern District of California in the fourth quarter of 2000 by purchasers of our common stock and purchasers of the convertible notes we issued in September 2000 against us and certain of our present and former officers and directors, we issued 6,495,844 shares of common stock, which was completed in April 2004. Please see “Part II. Other Information — Item 1 Legal Proceedings” for further details.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On April 12, 2004, the Company filed a current report on Form 8-K, pursuant to Item 4 thereof, reporting that the Company had dismissed Ernst & Young LLP as its independent accountant and had determined to engage PricewaterhouseCoopers LLP as its independent accountant for the fiscal year 2004.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceño, as Representative.					X

4.1	Indenture, dated as of March 10, 2004, between the Registrant and The Bank of New York, as Trustee.	X

4.2	Resale Registration Rights Agreement, dated as of March 10, 2004 between the Registrant and Banc of America Securities LLC.	X

4.3	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.	X

31.1	Certification Pursuant to Rule 13a-14(a).	X

31.2	Certification Pursuant to Rule 13a-14(a).	X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

     b. Reports on Form 8-K

     We reported the following items on Form 8-K during the quarter ended March 31, 2004:

     On January 6, 2004, the Company furnished a current report on Form 8-K, pursuant to Item 12 thereof, attaching a press release announcing its subscriber line count as of December 31, 2003 and confirming its financial guidance for the fourth quarter of 2003.

     On February 18, 2004, the Company furnished a current report on Form 8-K, pursuant to Item 12 thereof, attaching a press release announcing its financial results for the year ended December 31, 2003.

     On March 9, 2004, the Company filed a current report on Form 8-K, pursuant to Item 5 thereof, reporting that the Company raised $125,000 million through a private offering of Convertible Senior Debentures due 2024.

     On March 25, 2004, the Company filed a current report on Form 8-K, pursuant to Item 5 thereof, reporting that the Company entered into an agreement to acquire GoBeam, Inc. a provider of VoIP services for business.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman
President, Chief Executive
Officer and Director

Date: May 17, 2004	By:	/s/ MARK A. RICHMAN

Mark A. Richman
Executive Vice President and
Date: May 17, 2004		Chief Financial Officer

Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceño, as Representative.					X

4.1	Indenture, dated as of March 10, 2004, between the Registrant and The Bank of New York, as Trustee.					X

4.2	Resale Registration Rights Agreement, dated as of March 10, 2004 between the Registrant and Banc of America Securities LLC.					X

4.3	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.					X

31.1	Certification Pursuant to Rule 13a-14(a).					X

31.2	Certification Pursuant to Rule 13a-14(a).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.