Form 10-Q
period 2004-06-30
COVAD COMMUNICATIONS GROUP INC
filed 2004-07-30
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-25271

COVAD COMMUNICATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0461529
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

110 Rio Robles
San Jose, CA	95134
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

     As of July 20, 2004 there were 260,580,784 shares outstanding of the Registrant’s Common Stock, including Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$74,517	$65,376
Short-term investments	94,875	48,969
Restricted cash and cash equivalents	2,942	2,892
Accounts receivable, net of allowances of $5,474 at June 30, 2004 ($4,951 at December 31, 2003)	29,956	28,528
Unbilled revenues	5,976	5,127
Other receivables	592	637
Inventories	4,993	5,335
Prepaid expenses and other current assets	3,679	3,761

Total current assets	217,530	160,625
Property and equipment, net	86,605	94,279
Collocation fees and other intangible assets, net	43,357	40,848
Goodwill	36,648	—
Deferred costs of service activation	30,406	31,486
Deferred customer incentives	3,557	4,431
Deferred debt issuance costs	4,673	—
Other long-term assets	2,675	3,042

Total assets	$425,451	$334,711

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,021	$12,982
Accrued compensation	17,446	21,661
Accrued collocation and network service fees	22,920	18,714
Accrued transaction-based taxes	34,097	35,268
Accrued interest	1,146	5,683
Accrued market development funds and customer incentives	6,082	7,024
Unresolved claims related to bankruptcy proceedings	388	7,378
Collateralized customer deposit	7,864	—
Unearned revenues	4,750	—
Other accrued liabilities	7,229	5,607

Total current liabilities	114,943	114,317
Long-term debt	125,000	50,000
Collateralized customer deposit	48,476	60,258
Deferred gain resulting from deconsolidation of subsidiary	53,963	53,963
Unearned revenues	53,305	61,726
Other long-term liabilities	2,397	—

Total liabilities	398,084	340,264

Contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common Stock, $0.001 par value; 590,000 shares authorized; 260,388 shares issued and outstanding at June 30, 2004 (230,163 shares issued and outstanding at December 31, 2003)	260	230
Common Stock - Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	1,694,866	1,651,267
Deferred stock-based compensation	(4,124)	(14,459)
Accumulated other comprehensive loss	(1,060)	(953)
Accumulated deficit	(1,662,575)	(1,641,638)

Total stockholders’ equity (deficit)	27,367	(5,553)

Total liabilities and stockholders’ equity (deficit)	$425,451	$334,711

See accompanying notes to the condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues, net	$107,326	$92,445	$215,803	$183,305

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	62,748	68,632	131,042	137,509
Selling, general and administrative	31,878	31,627	65,180	68,720
Depreciation and amortization of property and equipment	14,162	13,752	28,657	28,345
Amortization of collocation fees and other intangible assets	5,042	4,024	9,793	8,020
Provision for restructuring expenses	223	604	770	1,235

Total operating expenses	114,053	118,639	235,442	243,829

Loss from operations	(6,727)	(26,194)	(19,639)	(60,524)
Other income (expense):
Interest income	484	573	835	1,289
Provision for impairment of investments in unconsolidated affiliates	—	(97)	—	(209)
Equity in losses of unconsolidated affiliates	—	(92)	—	(196)
Interest expense	(1,224)	(1,393)	(2,365)	(2,772)
Miscellaneous income (expense), net	61	(84)	232	403

Other expense, net	(679)	(1,093)	(1,298)	(1,485)

Net loss	$(7,406)	$(27,287)	$(20,937)	$(62,009)

Basic and diluted net loss per share	$(0.03)	$(0.12)	$(0.09)	$(0.28)

Weighted-average number of common shares used in computing basic and diluted net loss per share	242,359	223,724	237,593	223,585

See accompanying notes to the condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net loss	$(20,937)	$(62,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts (bad debt recoveries), net	(217)	34
Depreciation and amortization	38,450	36,365
Loss on disposition of property and equipment	176	220
Amortization of deferred stock-based compensation	1,975	1,302
Amortization of deferred customer incentives	874	643
Other stock-based compensation	13	13
Other non-cash charges	280	—
Accretion of interest on investments, net	(321)	(731)
Equity in losses of unconsolidated affiliates	—	196
Provision for impairment of investments in unconsolidated affiliates	—	209
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	(678)	(3,393)
Unbilled revenues	(849)	(2,307)
Inventories	366	(3,268)
Prepaid expenses and other current assets	228	2,709
Deferred costs of service activation	1,080	5,618
Accounts payable	(3,327)	(1,887)
Unresolved claims related to bankruptcy proceedings	(40)	2
Collateralized customer deposit	(3,918)	(4,008)
Other current liabilities	(5,652)	6,082
Unearned revenues	(3,671)	(5,683)

Net cash provided by (used in) operating activities	3,832	(29,893)

Investing Activities:
Purchases of short-term investments	(108,222)	(93,580)
Maturities of short-term investments	62,530	83,555
Restricted cash and cash equivalents	(50)	101
Purchases of property and equipment	(19,207)	(15,906)
Proceeds from sales of property and equipment	59	60
Recovery of internal use software costs	—	986
Payment of collocation fees and purchase of other intangible assets	(5,580)	(6,691)
Cash acquired through acquisition	107	—
Acquisition costs	(495)	—
Decrease of other long-term assets	402	54

Net cash used in investing activities	(70,456)	(31,421)

Financing Activities:
Principal payments under capital lease obligations	(4)	(88)
Proceeds from common stock issuance	3,906	406
Proceeds from common stock issuance related to acquisition	1,781	—
Proceeds from issuance of senior unsecured convertible bond	120,082	—
Principal payments of long-term debt	(50,000)	—

Net cash provided by financing activities	75,765	318

Net increase (decrease) in cash and cash equivalents	9,141	(60,996)
Cash and cash equivalents at beginning of period	65,376	96,491

Cash and cash equivalents at end of period	$74,517	$35,495

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$6,571	$7

Common stock issued in settlement of claims related to bankruptcy	$6,951	$—

Common stock, options, and warrants issued for acquisition of business	$39,363	$—

See accompanying notes to the condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. (“Covad”) and its wholly-owned subsidiaries (the “Company”, or “Covad”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include some of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     All information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2003.

Restatement

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

     The total impact of the restatement and prior period adjustments included in the filing as compared to the financial statements previously reported in the Company’s Form 10-K for the year ended December 31, 2003 is summarized below (only line items that were impacted are presented):

	As of December 31, 2003
	Previously	As
	Reported	Restated
Additional paid-in capital	$1,624,489	$1,651,267
Deferred variable stock-based compensation	$(52)	$(14,459)
Accumulated deficit	$(1,629,267)	$(1,641,638)

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

     During the three months ended June 30, 2004, the Company stopped accruing a transaction-based tax because it determined it should not be subject to this tax. The Company did not reverse the liability of approximately $19,455 that was accrued for this tax prior to the three months ended June 30, 2004, because it believes the determination does not completely remove the possibility of it being subject to this tax. This change in accounting estimate reduced the Company’s cost of sales and its net loss by approximately $1,100 ($0.00 per share) during the three and six months ended June 30, 2004. In addition, during the three months ended June 30, 2004, the Company reduced its estimates of a transaction-based tax liability and certain employment related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns. These changes in accounting estimates reduced the Company’s cost of sales, selling, general and administrative expense and net loss by approximately $2,023, $1,971 and $3,994 ($0.02 per share), respectively, during the three and six months ended June 30, 2004. Furthermore, during the three months ended June 30, 2004, the Company reduced its estimates of property tax liabilities as a result of property tax assessments that were lower than its estimates. This change in accounting estimate reduced the Company’s cost of sales, selling, general and administrative expense and net loss by approximately $774, $231 and $1,005 ($0.00 per share), respectively, during the three and six months ended June 30, 2004.

     During the six months ended June 30, 2003, the Company changed its estimates of some accrued liabilities for customer incentives based on the compilation of sufficient historical data with which to estimate sales incentives that will not ultimately be claimed by customers. This change in accounting estimate increased the Company’s revenues by $735 and decreased the Company’s net loss by $1,449 ($0.01 per share) for the six months ended June 30, 2003. There were no similar changes during the three or six months ended June 30, 2004.

Stock-Based Compensation

     The Company accounts for stock-based awards to (i) employees (including non-employee directors) using the intrinsic value method and (ii) non-employees using the fair value method.

     Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and net loss per share for the three and six months ended June 30, 2004 and 2003 had the Company applied the fair value method to account for stock-based awards to employees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(7,406)	$(27,287)	$(20,937)	$(62,009)
Stock-based employee compensation expense included in the determination of net loss, as reported	1,179	1,266	1,975	1,302
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(5,321)	(3,367)	(11,505)	(5,480)

Pro forma net loss	$(11,548)	$(29,388)	$(30,467)	$(66,187)

Basic and diluted net loss per common share:
As reported	$(0.03)	$(0.12)	$(0.09)	$(0.28)

Pro forma	$(0.05)	$(0.13)	$(0.13)	$(0.30)

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

     The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share presented in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted-average number of shares of common stock outstanding	242,439	223,724	237,634	223,585
Less weighted-average number of shares of common stock subject to repurchase	(80)	—	(41)	—

Weighted-average number of common shares used in computing basic and diluted net loss per share	242,359	223,724	237,593	223,585

     For the three and six months ended June 30, 2004 and 2003, outstanding options and warrants were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Total outstanding options and warrants to purchase common stock at June 30, 2004 were 24,966 and 6,514 shares at a weighted-average exercise price of $6.15 and $2.85, respectively. Total outstanding options and warrants to purchase common stock at June 30, 2003 were 27,207 and 6,514 shares at a weighted-average exercise price of $6.32 and $2.85, respectively.

     For the three and six months ended June 30, 2004, common stock issuable upon the assumed conversion of convertible debentures were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

Comprehensive Loss

     Significant components of the Company’s comprehensive loss are as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Cumulative
	Amounts	2004	2003	2004	2003
Net loss	$(1,662,575)	$(7,406)	$(27,287)	$(20,937)	$(62,009)
Unrealized losses on available-for-sale securities	(98)	(103)	(38)	(107)	(128)
Foreign currency translation adjustment	(962)	—	—	—	—

Comprehensive loss	$(1,663,635)	$(7,509)	$(27,325)	$(21,044)	$(62,137)

Goodwill

     Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined by taking the market capitalization of the reporting unit as determined through quoted market prices. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) approved Emerging Issue Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards (“SFAS”) 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2004.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2004.

     In January 2003, the FASB issued Interpretation, (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, (“VIE”), and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and it was effective March 31, 2004 for enterprises with VIEs created before February 1, 2003. The adoption of FIN 46 did not have a significant effect on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2004.

Reclassifications

     Certain balances in the Company’s 2003 condensed consolidated financial statements have been reclassified to conform to the presentation in 2004.

2. Revenue Recognition

     Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $1,261 and $2,666 for the three and six months ended June 30, 2004, respectively, and $1,282 and $2,258 for the three and six months ended June 30, 2003, respectively.

     The Company recognizes up-front fees associated with service activation over the expected term of the customer relationships, which ranges from 24 to 48 months, using the straight-line method. The Company treats the incremental direct costs of service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred. These deferred incremental direct costs are amortized to expense using the straight-line method over 24 to 48 months.

Significant Customers

     As of June 30, 2004, the Company had over 350 resellers. For the three and six months ended June 30, 2004, the Company’s 30 largest customers collectively comprised 93.3% and 93.6%, respectively, of the Company’s total wholesale revenues and 68.2% and 68.3%, respectively, of the Company’s total revenues. As of June 30, 2004, receivables from these customers collectively comprised 72.4% of the Company’s gross accounts receivable balance. For the three and six months ended June 30, 2003, these customers collectively comprised 97.4% and 95.7%, respectively, of the Company’s total wholesale revenues and 75.3% and 75.6%, respectively, of the Company’s total revenues. As of June 30, 2003, receivables from these customers collectively comprised 77.8% of the Company’s gross accounts receivable balance.

     For the three months ended June 30, 2004, Earthlink, Inc. and AT&T Corp. (“AT&T”), two of the Company’s wholesale customers, accounted for 17.0% and 14.2%, respectively, of the Company’s total net revenues. For the six months ended June 30, 2004, these customers accounted for 17.7% and 13.3%, respectively, of the Company’s total net revenues. As of June 30, 2004, receivables from these customers comprised 19.1% and 17.4%, respectively, of the Company’s gross accounts receivable balance. No other individual customer accounted for more than 10% of the Company’s total net revenues during the three and six months ended June 30, 2004.

     For the three months ended June 30, 2003, Earthlink, Inc. and AT&T, two of the Company’s wholesale customers, accounted for 23.2% and 11.6%, respectively, of the Company’s total net revenues. For the six months ended June 30, 2003, these customers accounted for 22.2% and 11.5%, respectively, of the Company’s total net revenues. As of June 30, 2003, receivables from these customers comprised 25.5% and 12.3%, respectively, of the Company’s gross accounts receivable balance, respectively.

Wholesaler Financial Difficulties

     Some of the Company’s resellers are experiencing financial difficulties. During the three and six months ended June 30, 2004 and 2003, certain of these customers either (i) were not current in their payments for the Company’s services or (ii) were essentially current in their payments but, subsequent to the end of the reporting period, the financial condition of such customers deteriorated significantly and some of them have filed for bankruptcy protection. Based on this information, the Company determined that the collectibility of revenues from these customers was not reasonably assured or its ability to retain some or all of the payments received from some of these customers that have filed for bankruptcy protection was not reasonably assured. Accordingly, the Company classified this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers are recognized when cash for the services to those customers is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances.

     A number of the Company’s customers are currently in bankruptcy proceedings. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured. Revenues from these customers accounted for approximately 0.4% and 0.4% of the Company’s total net revenues for the three and six months ended June 30, 2004, respectively, and 1.1% and 2.3% of the Company’s total net revenues for the three and six months ended June 30, 2003, respectively. Although MCI, formerly known as WorldCom, filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from MCI on an accrual basis during 2004 and 2003 based on its specific facts and circumstances in relation to the revenue recognition criteria described above. Consequently, the disclosures in the following paragraph related to financially distressed customers exclude amounts pertaining to MCI because the Company does not currently classify it as a financially distressed customer for revenue recognition purposes. On April 20, 2004, MCI announced that it had formally emerged from Chapter 11 protection.

     During the three and six months ended June 30, 2004, the Company issued billings to its financially distressed customers aggregating $900 and $1,802, respectively, which were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements, as compared to the corresponding amounts of $763 and $3,440 for the three and six months ended 2003, respectively. However, the Company ultimately recognized revenues from certain of these customers when cash was collected (as described above) aggregating $754 and $1,416 during the three and six months ended June 30, 2004, respectively, and $850 and $3,286 during the three and six months ended June 30, 2003, respectively, some of which relates to services provided in prior periods. The Company had contractual receivables from its financially distressed customers totaling $1,025 and $5,857 as of June 30, 2004 and 2003, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates.

     The Company believes that some of its customers who (i) were essentially current in their payments for the Company’s services prior to June 30, 2004, or (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable as of June 30, 2004, may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 6.8% of the Company’s total net revenues for both the three and six months ended June 30, 2004, and 21.9% and 22.3% of the Company’s total net revenues for the three and six months ended June 30, 2003, respectively. As of June 30, 2004 and 2003, receivables from these customers comprised 7.6% and 33.8%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to June 30, 2004, revenues from such customers will only be recognized when cash is collected.

     The Company has billing disputes with some of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within 30 days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes and (ii) future service cancellations. These charges to revenues amounted to $2,037 and $3,677 during the three and six months ended June 30, 2004, respectively, and $950 and $1,621 during the three and six months ended June 30, 2003, respectively.

3. Customer Warrants

     On January 1, 2003, in conjunction with an amendment to an Agreement for Broadband Internet Access Services with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares for $0.94 per share; 1,000 shares for $3.00 per share; and 1,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the three months ended March 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because management believes that future revenues from AT&T will exceed the fair value of the warrants described above. This value was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants had been exercised or had expired as of June 30, 2004.

     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500 shares of the Company’s common stock for $1.06 per share, 1,000 shares of the Company’s common stock for $3.00 per share and 1,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive and is being recognized as a reduction of revenues on a straight-line basis over the five-year term. None of these warrants had been exercised or had expired as of June 30, 2004.

     The Company recorded amortization on the above described warrants in the amount of $437 and $874 for the three and six months ended June 30, 2004, respectively, and $322 and $643 for the three and six months ended June 30, 2003, respectively.

4. Reductions in Force

     During the three and six months ended June 30, 2004, the Company reduced its workforce by approximately 12 and 53 employees, respectively, which represented approximately 1.1% and 4.7% of the Company’s workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. During the three and six months ended June 30, 2003, the Company reduced its workforce by approximately 43 and 113 employees, respectively, which represented approximately 3.3% and 8.7% of the Company’s workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions.

     In connection with the reductions in force, the Company recorded charges to operations for the three and six months ended June 30, 2004 of $223 and $770, respectively, relating to employee severance benefits that met the requirements for accrual. For the three and six months ended June 30, 2004, $77 and $141, respectively, of these expenses related to cost of sales and the remaining $146 and $629, respectively, related to selling, general and administrative expenses. During the three and six months ended June 30, 2004, the Company paid severance benefits of approximately $160 and $648, respectively. The Company paid the remainder of the severance benefits accrued as of June 30, 2004 in July 2004. The expenses associated with the reductions in force for the three and six months ended June 30, 2004 were $92 and $279, respectively, related to the Company’s Wholesale business segment and $131 and $253, respectively, related to the Company’s Direct business segment. The remaining expenses associated with these reductions in force during the three and six months ended June 30, 2003 of $0 and $238, respectively, were related to the Company’s Corporate Operations.

     The Company recorded charges to operations for the three and six months ended June 30, 2003 of $604 and $1,235, respectively, relating to employee severance benefits that met the requirements for accrual. For the three and six months ended June 30, 2003, $95 and $242, respectively, of these expenses were charged to cost of sales and the remaining $509 and $993, respectively, were charged to selling, general and administrative expenses. During the three and six months ended June 30, 2003, the Company paid severance benefits of approximately $519 and $1,088, respectively. The Company paid the remainder of the severance benefits accrued as of June 30, 2003 in July 2003. The expenses associated with the reductions in force for the three and six months ended June 30, 2003 were $31 and $103, respectively, related to the Company’s Wholesale business segment and $320 and $349, respectively, related to the Company’s Direct business segment. The remaining expenses associated with these reductions in force during the three and six months ended June 30, 2003 of $253 and $783, respectively, were related to the Company’s Corporate Operations.

5. Long-Term Debt

     On March 10, 2004, the Company completed a private placement of $125,000 in aggregate principal amount of 3% Convertible Senior Debentures (“Debentures”) due 2024, which are convertible into shares of the Company’s common stock at a conversion price of approximately $3.1742 per share, subject to certain adjustments. The Debentures mature on March 15, 2024. The Company may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require the Company to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019. The holders of the

Debentures will also have the ability to require the Company to purchase the Debentures in the event that the Company undergoes a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon. Net proceeds from the Debentures were approximately $120,082 after commission and other transaction costs. The Company incurred approximately $4,918 in issuance costs in conjunction with the placement of the Debentures. The debt issuance costs are being amortized to operations over sixty months, the period through to the first date that holders have the option to require the Company to purchase the Debentures.

     On March 11, 2004, the Company used a portion of the net proceeds of the offering to repay its 11% note payable to SBC. The payment amounted to $56,569, which included $50,000 of principal and $6,569 of accrued interest.

6. Contingencies

Litigation

     On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming the Company’s pre-negotiated First Amended Plan of Reorganization as modified on November 26, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Plan was consummated and the Company emerged from bankruptcy. Under the Plan, the Company settled several claims against it. These claims include:

•	The class action lawsuits filed in the United States District Court for the Northern District of California. This settlement is described in more detail below.

•	The lawsuits filed in the Superior Court of the State of California for the County of Santa Clara by six purchasers of the convertible notes that the Company issued in September 2000.

•	Disputed claims made by former shareholders of Laser Link.net, Inc.

•	Disputed claims made by GE Capital and its subsidiary, Heller Financial Group.

     As of June 30, 2004 and 2003, there were approximately $1,351 and $8,346, respectively, in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of June 30, 2004, the Company had recorded $388 for these unresolved claims in its condensed consolidated balance sheet. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s condensed consolidated balance sheet.

     Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”). The complaints have been consolidated and the lead plaintiff filed its amended consolidated complaint. The amended consolidated complaint alleges violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. The relief sought includes monetary damages and equitable relief. In 2001, the Company and the officer and director defendants entered into a Memorandum of Understanding (“MOU”) with counsel for the lead plaintiffs in this litigation that tentatively resolves the litigation. The MOU sets forth the terms upon which the Company, the officer and director defendants and the plaintiffs agree to settle the litigation. Pursuant to the MOU, the plaintiffs agreed to support and vote in favor of the Plan if it provided for the distribution of $16,500 in cash to be funded by the Company’s insurance carriers and 6,495,844 shares of the Company’s common stock. The plaintiffs voted in favor of the plan. Consequently, the Company recorded a liability of approximately $18,578 in its consolidated balance sheets as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $6,950 as of March 31, 2002 through credits to litigation-related expenses in the amount of $11,628 for the three months ended March 31, 2002. The settlement provided for in the MOU was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member subsequently filed an appeal pertaining to the final judgment, but this appeal only related to the allocation of the settlement proceeds between the plaintiffs and their attorneys. On February 18, 2004, the Ninth Circuit affirmed the District Court’s final judgment. Consequently, on such date the Company considered the 6,495,844 shares validly issued and outstanding. The distribution of the shares was completed in April of 2004.

     In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, the Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursuing claims in this lawsuit that are similar to its claims against Verizon. Both courts dismissed some of the Company’s claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed the Company’s remaining claims on other grounds. The Company voluntarily dismissed its remaining claims in the BellSouth case so it could pursue certain issues on appeal. The Company appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth appealed this decision to the United States Supreme Court. On January 20, 2004, the United States Supreme Court reversed a decision entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Supreme Court also vacated the Eleventh Circuit’s decision in the Company’s case against BellSouth and remanded the case to the Eleventh Circuit for review in light of the Trinko decision. Although the Company believes the Trinko decision does not impact these cases, both BellSouth and Verizon claim that Trinko supports the dismissal of the Company’s lawsuits and BellSouth and Verizon filed motions with the appellate courts requesting affirmance of the district courts’ rulings. On May 12, 2004, the D.C. Circuit denied Verizon’s motion for summary affirmance and ordered the parties to submit additional briefs. On June 25, 2004, the Eleventh Circuit reversed portions of the lower court’s decision in the BellSouth case and remanded that case for further proceedings. The Company cannot predict the outcome of these proceedings at this time.

     On June 11, 2001, Verizon Communications filed a lawsuit against the Company in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that the Company uses to provide services to its customers. In its amended complaint, Verizon claims that the Company falsified trouble ticket reports with respect to the telephone lines that the Company ordered and seeks unspecified monetary damages (characterized as being in the “millions”) and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in favor of the Company and dismissed Verizon’s claims against the Company in their entirety. Verizon appealed the dismissal of its lawsuit and in July 2004 the Ninth Circuit Court of Appeals partially reversed the District Court’s decision and indicated that Verizon could attempt to pursue a claim against the Company for breach of contract. The matter has been sent back to the District Court for further proceedings. The Company believes it has strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee it will prevail.

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

     In addition, the Company is engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to it and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on the Company’s consolidated financial position and results of operations if it is denied or charged higher rates for transmission lines or central office spaces. In addition, one state public utility commission is considering applying a higher price for transmission lines on a retroactive basis to September 2002, which could result in the Company being required to pay the difference between the billed rate and the higher rate that may be set by the public utility commission.

Other Contingencies

     On August 21, 2003, the Federal Communication Commission, or FCC, issued its order in the Triennial Review. This order represented a significant development for the Company for a number of reasons, the most important of which the Company believes to be as follows:

•	The FCC is phasing out its rule requiring line-sharing pursuant to Section 251 of the Telecommunications Act of 1996 over a three-year period. Line-sharing currently allows the Company to provision services using asymmetric DSL, or ADSL, technology over the same telephone line that the regional bell operating companies, or RBOCs, are using to provide voice services. The phase-out period will be handled in the following manner:

o	The Company’s 235,800 line-shared customers as of October 2, 2003 will be grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $32,975 and $66,685, or 30.7% and 30.9%, of the Company’s revenues for the three and six months ended June 30, 2004, respectively.

o	The Company can only acquire new line-shared customers at regulated rates until October 2, 2004. For customers acquired during this period, the FCC-mandated maximum price for the high-frequency portion of the telephone line will be 25% of the cost of a separate telephone line during the first year, 50% during the second year and 75% during the third year. After the third year, the Company will be required to transition these customers to new arrangements.

o	Beginning on October 3, 2004, the Company cannot acquire new line-shared customers unless it reaches agreements with the RBOCs that provide it with continued access to line-sharing or obtain favorable regulatory rulings from the FCC or state regulators. The Company has entered into one agreement with Qwest Communications International, Inc., that will allow it to continue to provide services using line-sharing in the seven states in the Qwest region where the Company offers its services. In the event that the Company does not reach similar agreements with other RBOCs or obtain favorable regulatory rulings, it will be required to purchase a separate telephone line in order to provide services to an end-user in the areas served by RBOCs. If this occurs the Company may stop selling stand-alone consumer grade services to new customers, because the cost of a separate telephone line is significantly higher than what the Company currently pays for a shared line. The Company’s inability to acquire new line-shared customers would slow its growth and could require it to significantly change its business plan.

•	The RBOCs are not required to allow the Company to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless the Company reaches agreements with the RBOCs or obtain favorable regulatory rulings from the FCC or state regulators, it will continue to be unable to provide its most commonly-used services to end-users served by fiber-fed lines. The Company’s inability to access fiber-fed packet-switching functions is significant for its business because it preserves a substantial limit on the addressable market for its DSL services, thereby limiting its growth. In addition, the RBOCs are increasing their deployment of fiber-fed remote terminal architectures.

•	The RBOCs were permitted to petition the various state utility commissions for authority to stop providing data transport between the telephone companies’ central offices at regulated rates on routes that have sufficient competitive alternatives to telephone company data transport services. The Company currently purchases this interoffice transport from the RBOCs in order to carry traffic over its network.

•	Companies that compete with the RBOCs would have continued to have access to the RBOCs’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platform, or UNE-P, subject to state public utilities commissions decisions removing this obligation under standards specified by the FCC. The continued existence of the UNE-P platform allowed the Company to continue to bundle its data services with the voice services of these competitive telecommunications providers through line-splitting arrangements.

•	The FCC concluded that October 2, 2003 is the trigger date for “change of law” provisions in the Company’s interconnection agreements with the various RBOCs. These agreements contain the prices and other terms for the telephone lines that the Company purchases from these RBOCs. Each of the RBOC has informed the Company that it wants to change the line-sharing terms and conditions of its agreements with it. The Company is negotiating these agreements and has entered into one agreement with Qwest, that will allow it to continue to provide services using line-sharing in the seven states in the Qwest region where the Company offers its services. If the Company is unable to reach agreements with the remaining RBOCs, it will attempt to resolve its disputes with the RBOCs in arbitrations before the state public utility commissions.

     On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit, or the Court, vacated aspects of the Triennial Review order. The Court:

•	Vacated the FCC’s decision to find nationwide impairment for mass market switching for UNE-P and to delegate to the state public utility commissions the authority to determine whether UNE-P should be made available. The Court concluded that the FCC does not have statutory authority to grant the states decision making power regarding the continued availability of UNE-P.

•	Vacated the FCC’s decision to make data transport between the telephone companies’ central offices available at regulated rates on a nationwide basis and to delegate to the state public utility commissions the authority to remove data transport on specific central office routes from the list of network elements that are available at regulated rates. Based on this decision, some of the RBOCs have claimed they no longer are required to provide the Company with this interoffice data transport at regulated rates.

•	Upheld the FCC’s decision to phase out line-sharing and also upheld the FCC’s decision not to require the unbundling of access to fiber to the home and the packet-switching functions of fiber-fed telephone lines to provision DSL services.

     Requests for stay of the D.C. Circuit Court’s decision pending Supreme Court review were denied. As a result, the Court’s decision to vacate aspects of the Triennial Review order became effective on June 15, 2004, and the portions of the rules that were vacated are no longer in effect. In addition, the Solicitor General declined to seek Supreme Court review. While competitive local exchange carriers have requested Supreme Court review, we believe it is considered unlikely under the circumstances that the Supreme Court will agree to hear the case.

     The FCC has indicated that it will start a proceeding to develop new rules in light of the Court’s decision. Pending the completion of this proceeding or the adoption of interim rules while new permanent rules are finalized, there is substantial uncertainty with respect to RBOCs’ continued obligations to provide network elements and services affected by the D.C. Circuit Court’s decision. This process has been extremely disruptive to the Company’s partners who utilize UNE-P to provide competitive voice services as part of a bundle with the Company’s DSL services. Two prominent UNE-P providers who are customers of the Company, including AT&T, have announced that they will stop offering consumer voice services in several states as a result of recent regulatory developments. Further, AT&T has announced that it will stop marketing traditional voice and DSL services to consumers in all states.

     The direction and success of the Company’s strategy could be substantially affected by changes in the critical elements of the original Triennial Review order, described above, as a result of these further proceedings. In addition, new rules, or unilateral actions by the RBOCs in the absence of new rules, could impact the Company’s ability to access interoffice transport at regulated prices. As a result, the Company could be forced to pay significantly higher prices for such transport, which could increase its network costs.

     At least two of the RBOCs have taken the position that their obligation to provide so-called “high-capacity” loops was removed as of the effective date of the D.C. Circuit decision. Although those companies have not specified what specific loop types they believe are included within the definition of “high-capacity” loops, the FCC has traditionally included T-1 loops within the definition of high-capacity loops. If the RBOCs stop providing T-1 loops at regulated rates, and instead provide those loops under special access or other prices, the Company’s costs to provide business-class T-1 services, such as its TeleXtend product, will increase significantly.

     As of June 30, 2004, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

     The Company performs ongoing analysis of the applicability of certain transaction-based taxes to (i) sales of its products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of its transaction-based tax liabilities. It is the Company’s opinion that this analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

     The Company is analyzing the applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. Due to the probable applicability of these taxes, the Company recorded an estimated liability through a charge to operations in the amount of $5,938 during the three months ended March 31, 2003. During the three months ended June 30, 2004, the Company determined that it does not owe a portion of this tax, approximately $3,079. The Company intends to engage in discussions with state and federal tax authorities to settle these estimated tax liabilities. It is the Company’s opinion that such discussions will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2004, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

7. Business Segments

     The Company sells to businesses and consumers indirectly through Internet service providers, or ISPs, telecommunications carriers and other resellers. The Company also sells its services directly to business and consumer end-users through its field sales force, telephone sales, referral agents and its Web site. The Company was managed in 2003 as two strategic business units, Covad Strategic Partnerships, or CSP, and Covad Broadband Solutions, or CBS. Beginning in January 2004, the Company realigned its business and no longer maintain CSP and CBS as separate business units. The Company presently operates two business segments, wholesale and direct, which are described below in more detail. The Company believes this realignment will lead to more efficient product development, sales and marketing because the Company will no longer have two separate groups providing these functions.

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

     The Company evaluates performance and allocates resources to the segments based on income or loss from operations, excluding certain operating expenses, such as depreciation and amortization, and other income and expense items. The Company does not segregate its assets or its cash flows between its two segments because these resources are not managed separately by segment. The Company similarly manages its capital expenditures and cash needs as one entity. Therefore, the Company does not allocate such operating expenses and other income and expense items to its business segments because it believes that these expenses and other income items are not directly managed or controlled by its business segments.

     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and six months ended June 30, 2004 and 2003 are as follows (the Company’s 2003 segment information has been restated to conform to the Company’s organizational structure in 2004):

For the
Three Months Ended			Total	Corporate	Intercompany	Consolidated
June 30, 2004:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$78,507	$28,819	$107,326	$—	$—	$107,326
Cost of sales (exclusive of depreciation and amortization)	$43,659	$12,857	$56,516	$6,232	$—	$62,748
Selling, general and administrative expenses	$2,299	$6,565	$8,864	$23,014	$—	$31,878
Depreciation and amortization	$—	$—	$—	$19,204	$—	$19,204
Provision for restructuring expenses	$92	$131	$223	$—	$—	$223
Other expenses, net	$—	$—	$—	$679	$—	$679
Net income (loss)	$32,457	$9,266	$41,723	$(49,129)	$—	$(7,406)
Total assets	$51,456	$18,439	$69,895	$355,556	$—	$425,451

For the
Three Months Ended			Total	Corporate	Intercompany	Consolidated
June 30, 2003:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$71,481	$20,964	$92,445	$—	$—	$92,445
Cost of sales (exclusive of depreciation and amortization)	$50,065	$9,597	$59,662	$8,970	$—	$68,632
Selling, general and administrative expenses	$2,556	$5,248	$7,804	$23,823	$—	$31,627
Depreciation and amortization	$—	$—	$—	$17,776	$—	$17,776
Provision for restructuring expenses	$31	$320	$351	$253	$—	$604
Other expenses, net	$—	$—	$—	$1,093	$—	$1,093
Net income (loss)	$18,829	$5,799	$24,628	$(51,915)	$—	$(27,287)
Total assets	$56,273	$15,265	$71,538	$307,257	$—	$378,795

For the
Six Months Ended			Total	Corporate	Intercompany	Consolidated
June 30, 2004:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$157,604	$58,199	$215,803	$—	$—	$215,803
Cost of sales (exclusive of depreciation and amortization)	$90,484	$24,284	$114,768	$16,274	$—	$131,042
Selling, general and administrative expenses	$5,157	$11,826	$16,983	$48,197	$—	$65,180
Depreciation and amortization	$—	$—	$—	$38,450	$—	$38,450
Provision for restructuring expenses	$279	$253	$532	$238	$—	$770
Other expenses, net	$—	$—	$—	$1,298	$—	$1,298
Net income (loss)	$61,684	$21,836	$83,520	$(104,457)	$—	$(20,937)

For the
Six Months Ended			Total	Corporate	Intercompany	Consolidated
June 30, 2003:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$144,851	$38,454	$183,305	$—	$—	$183,305
Cost of sales (exclusive of depreciation and amortization)	$99,960	$18,559	$118,519	$18,990	$—	$137,509
Selling, general and administrative expenses	$5,462	$11,228	$16,690	$52,030	$—	$68,720
Depreciation and amortization	$—	$—	$—	$36,365	$—	$36,365
Provision for restructuring expenses	$103	$349	$452	$783	$—	$1,235
Other expenses, net	$—	$—	$—	$1,485	$—	$1,485
Net income (loss)	$39,326	$8,318	$47,644	$(109,653)	$—	$(62,009)

8. Acquisition of GoBeam, Inc.

     On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc., a Delaware corporation based in Pleasanton, California, that provides voice over Internet Protocol, or VoIP solutions to small and medium-sized businesses. The Company acquired GoBeam to accelerate its plan to enter the VoIP market. As a result of the acquisition, the Company has added a VoIP offering to its current portfolio of products and services. In addition, the Company also plans to realize costs synergies and strategic value from combining the two enterprises. These factors contributed to a purchase price that was in excess of the fair value of Gobeam’s net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization.

     As a result of the merger, the Company issued 18,724 shares of its common stock. Additionally, the Company has reserved 266 shares to cover shares issuable upon exercise of assumed GoBeam stock options and 3 shares to cover assumed warrants. Of the shares issued in conjunction with the merger, 2,216 shares have been placed in an escrow account until August of 2005 to cover GoBeam’s indemnification obligations under the merger agreement.

     The Company accounted for the acquisition of GoBeam using the purchase method of accounting. Accordingly, the Company’s condensed consolidated financial statements include the results of operations of GoBeam for periods ending after the date of acquisition. The Company valued the common shares options and warrants issued, for accounting purposes, based on an average market price of $2.08 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, June 4, 2004. The outstanding GoBeam stock options were converted into options to purchase approximately 266 shares of the Company’s common stock. In addition, the outstanding GoBeam warrants were converted into warrants to purchase 3 shares of the Company’s common stock. The value of the options and warrants was determined using the Black-Scholes option pricing model with inputs of 1.284 for volatility, four-year expected life and a risk-free interest rate of 3.27%. The values of the options and assumed warrants, as well as direct acquisition costs, were included as elements of the total purchase cost.

     The total purchase cost of the GoBeam acquisition has been allocated to the assets and liabilities of GoBeam based upon estimates of their fair values. The following tables set forth the total purchase cost and the allocation thereof:

Total purchase cost:
Value of common shares issued	$38,910
Value of assumed GoBeam options and warrants	454

39,364
Acquisition costs	495

Total purchase cost	$39,859

Purchase price allocation:
Tangible net liabilities acquired	$(4,479)
Intangible assets acquired:
Customer relationships	6,600
Internal use software	1,090
Goodwill	36,648

Total purchase consideration	$39,859

     The tangible assets of GoBeam acquired by the Company aggregating $1,723 consisted principally of cash, accounts receivable and property and equipment. The liabilities of GoBeam assumed by the Company aggregating $6,202 consisted principally of accounts payable and accrued expenses.

     The customer relationships were valued using an income approach, which projects the associated revenue, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through June 30, 2004, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represent the expected life of the customer relationships.

     The internal use software was valued using the replacement cost approach. This approach estimates value based upon estimated cost to recreate the software, with equivalent functionality. Through June 30, 2004, this intangible asset was being amortized on a straight-line basis over a period of sixty months.

     Goodwill was determined based on the residual difference between the purchase cost and the values assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company will test for impairment of these assets on at least an annual basis.

     The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of GoBeam had occurred at the beginning of the periods presented. For the three and six months ended June 30, 2004, net loss included GoBeam merger expenses of $3,871 and $4,247, respectively. For the three and six months ended June 30, 2003, net loss included a charge of $1,731 for cost associated with the exist of a real estate property lease. This financial information does not purport to be indicative of the results of the operations that would have occurred had the acquisition been made at the beginning of the periods presented, or the results that may occur in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$108,677	$93,392	$218,754	$185,026
Net loss	$(12,791)	$(31,970)	$(28,507)	$(69,481)
Basic and diluted net loss per share	$(0.05)	$(0.13)	$(0.11)	$(0.29)

     Upon closing of the acquisition of GoBeam, the Company effectively granted 337 shares of restricted common stock to certain employees of GoBeam. The restricted stock was valued on the date of issuance at $1.96 and vested over a period of two years. Accordingly, the Company recorded deferred stock-based compensation of $660 that is amortized on an accelerated basis over the vesting period consisted with the method described in FIN 28.

     As part of the acquisition of GoBeam the Company sold 834 shares for $1,781, or $2.13 per share, to pay for GoBeam’s merger expenses.

9. Related Party Transactions

     The Company acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $1,972 and $3,041 during the three and six months ended June 30, 2004, respectively, and $2,289 and $3,881 for the three and six months ended June 30, 2003, respectively. A member of the Company’s Board of Directors, Richard Jalkut, is the President

and CEO of TelePacific, one of the Company’s resellers. The Company recognized revenues from TelePacific of $93 and $198 during the three and six months ended June 30, 2004, respectively, and $184 and $391 for the three and six months ended June 30, 2003, respectively. L. Dale Crandall, one of the Company’s directors, is also a director of BEA Systems, one of the Company’s suppliers. The Company paid $61 and $533 to BEA Systems during the three and six months ended June 30, 2004, respectively, and $201 and $209 for the three and six months ended June 30, 2003, respectively.

10. 2003 Employee Stock Purchase Plan

     In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period; or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ends in June 2005 is subject to variable accounting and accordingly the Company recorded deferred stock-based compensation of $17,760 as of June 30, 2004. During the three and six months ended June 30, 2004 the Company recognized an expense of $1,121 and $1,902, respectively. The remaining net deferred stock compensation balance of $3,487 at June 30, 2004, which will fluctuate with changes in the Company’s stock price, is being amortized to operations over the remainder of the life of the offering period that is subject to variable accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in our Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission on February 27, 2004 and May 17, 2004, respectively. This discussion contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Our actual results could differ materially from those expressed in forward-looking statements for many reasons including, but not limited to, those discussed herein and in the “Risk Factors” section of our Annual Report on Form 10-K, which is contained in “Part I, Item 1, Business — Risk Factors,” of that report. We disclaim any obligation to update information contained in any forward-looking statement. See “Forward Looking Statements.”

(All dollar and share amounts in thousands, except per share amounts)

Overview

Background

     We are a leading provider of high-speed voice and data communications services. Our services include a range of high-speed, high-capacity, or broadband, Internet access connectivity and related services using digital subscriber line, or DSL, T-1, Virtual Private Network, or VPN, and Firewall technologies. In addition, we provide voice services using voice over Internet Protocol, or VoIP, to small and medium-sized businesses. With approximately 2,000 collocation facilities, we believe we have the largest contiguous national broadband network. We provide services throughout the United States in 96 major metropolitan areas. We also plan to add approximately 50 new collocation facilities to our network during the remaining part of 2004, which will expand our coverage to 109 major metropolitan areas. We expect this expansion will give us the ability to offer our services to more than 50 million homes and businesses. As of June 30, 2004, we had approximately 514,400 DSL and other high-speed lines in service.

     We sell to businesses and consumers indirectly through Internet service providers, or ISPs, telecommunications carriers and other resellers. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales, referral agents and our Web site. We managed the Company in 2003 in two strategic business units, Covad Strategic Partnerships, or CSP, and Covad Broadband Solutions, or CBS. Beginning in January 2004, we realigned our business and no longer maintain CSP and CBS as separate business units. We presently operate two business segments, wholesale and direct, which are described in more detail below. We believe this realignment will lead to more efficient product development, sales and marketing because we will no longer have two separate groups providing these functions.

Triennial Review

     As a result of the Federal Communications Commission, or FCC, decision in the Triennial Review, on October 3, 2004 the regional bell operating companies, or RBOCs, will no longer be required by law to provide us with line-shared telephone lines under Section 251 of the 1996 Telecommunications Act, although existing customers as of October 2, 2003 are grandfathered at current rates, terms and conditions. Line-sharing allows us to provide our Internet access services over the same telephone line that is being used by the regional bell operating company to provide voice services to an end-user. Consequently, our future ability to offer stand-alone Internet access using line-sharing which is the primary service that we and our resellers have historically used to provide services to consumers, will depend on whether we are able to enter into new agreements with the RBOCs to share access to the high frequency portion of their telephone lines on terms that are acceptable to us, or whether we are able to obtain favorable regulatory rulings.

     Pursuant to the FCC’s original Triennial Review decision, companies that compete with the RBOCs retained access to switching and telephone lines provided by RBOCs at discounted rates under an arrangement known as the Unbundled Network Element platform, or UNE-P, which these competing companies used to provide bundled voice and data services. This aspect of the order afforded us the opportunity to continue to partner with voice providers utilizing UNE-P to provide our data services in line-splitting relationships. In a line-splitting arrangement, the company that is competing with the RBOC purchases a telephone line from the RBOC and then sells voice service to an end user in a bundle along with our Internet connectivity services. In contrast, in a line-sharing arrangement the voice service is provided to the end user by the RBOC and we separately provide our data services over the same telephone line. The UNE-P aspects of the FCC’s decision were reversed by the United States Court of Appeals for the D.C. Circuit as described in “Recent Developments”. Two prominent UNE-P providers who are also our customers, including AT&T, have announced that they will stop marketing their services in several states as a result of recent regulatory developments. AT&T has announced that it will stop marketing traditional voice and DSL services to consumers in all states. Our customers may make further changes in their strategies as a result of these developments, which could negatively affect us.

     The FCC’s ruling and the subsequent decision by the D.C. Circuit create a number of other uncertainties, challenges and opportunities for us. The final effect of these developments will be subject to further proceedings at the FCC and the reactions of the various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence their ultimate impact. As such, it is very difficult for us to predict with a high level of certainty the final effects of the Triennial Review. The direction and success of our strategy to utilize line splitting to support voice and data bundles offered by our reseller customers could be substantially and negatively affected by these developments. As a result of these events we are exploring alternative methods of selling bundled voice and data services directly to end-users and to our resellers. We may be unsuccessful in identifying feasible or profitable alternatives.

Our Opportunities and Challenges

     Given the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:

     Efficient Use of Cash. Since we exited our voluntary bankruptcy proceedings at the end of 2001, we have been able to decrease the amount of cash used in our operations, and concluded June 30, 2004 with net working capital of approximately $102,000. During the three months ended June 30, 2004, we generated $8,820 in positive cash flow from our operating activities in the quarter-ended June 30, 2004. In the third quarter of 2004, as part of our rollout of VoIP services we expect to increase our spending on promotions and advertising by approximately $6,000. We also expect an additional amount of approximately $1,000 for increased headcount to sell VoIP services. We expect to record these as selling, general and administrative expenses in the third quarter of 2004. The additional usage of cash from the GoBeam acquisition will depend on many variables including our ability to control expenditures, primarily incremental selling, general and administrative expenses, the amount of capital expenditures that is required to expand this new business, the cost of development of operating support systems and software, and our ability to generate VoIP service revenues.

     Manage through a transition in the delivery of broadband Internet access services to consumers. The delivery of stand-alone high-speed Internet connectivity services by our ISP customers is facing intense competition from the incumbent telephone carriers and cable providers like Comcast, Adelphia and Cox Communications, who are aggressively pricing their consumer broadband services and placing pricing pressure on us. We believe these market conditions have reduced the number of orders for our services and are also causing a higher level of churn among our ultimate end-users, and we expect this situation to continue. In the three months ended March 31, 2004, and June 30, 2004, these conditions caused reductions of 1,200 and 1,400, respectively, in our total number of end-users, and we do not expect our total number of end-users to change significantly in the third quarter of 2004. One of our wholesale customers stopped taking orders directly for our services in the first quarter and has instead moved to a “bring your own access” model where it refers customers to access providers like us. We have also entered into line-splitting arrangements with voice providers, particularly AT&T, which are bundling our data services with their voice services. AT&T has announced that it will stop marketing traditional voice and DSL services to consumers in all states. The success of these line-splitting arrangements is dependent on the outcome of legal and FCC proceedings affecting UNE-P. We are also exploring other methods of selling bundled voice and data services directly to end-users and to our resellers. We may be unsuccessful in identifying feasible or profitable alternatives. Our growth in 2004 and beyond will be significantly dependent on whether we can achieve growth in the sales of our services under these bundling arrangements.

     Obtain acceptable line-sharing terms from the RBOCs. While we expect that the revenues we generate from line-sharing with the RBOC will constitute a smaller portion of our business in future periods, we think this market will continue to be important to us. Our ability to remain viable in this market will depend on whether we are able to reach agreements with the RBOCs, like our recently announced agreement with Qwest Communications International, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.

     Expand and Diversify our Sources of Revenue. We are taking steps to improve our prospects for revenue growth. First, we have expanded our network by adding central office locations, which will allow us offer our services to more end-users. Second, we will continue our efforts to diversify our revenue sources by adding new services like VoIP and by adding new resellers.

     New Market Opportunities. We recently announced our plan to offer VoIP services to our top 100 markets by the end of 2004. We believe that VoIP services have the potential to be a significant contributor to our revenue growth in 2005 and beyond. Therefore, we are in the process of developing this capability, and our success in providing this new service will depend on our ability to offer a service that operates as a replacement for the voice services provided by other telephone companies.

Recent Developments

     On August 21, 2003, the FCC issued its order in the Triennial Review. This order represented a significant development for us for a number of reasons, the most important of which we believe to be as follows:

•	The FCC is phasing out its rule requiring line-sharing pursuant to Section 251 of the 1996 Telecommunications Act over a three-year period. Line-sharing currently allows us to provision services using asymmetric DSL, or ADSL, technology over the same telephone line that the RBOC is using to provide voice services. The phase-out period will be handled in the following manner:

o	Our 235,800 line-shared customers as of October 2, 2003 will be grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $32,975 and $66,685, or 30.7% and 30.9%, of our revenues for the three and six months ended June 30, 2004, respectively.

o	We can only acquire new line-shared customers at regulated rates until October 2, 2004. For customers acquired during this period, the FCC-mandated maximum price for the high-frequency portion of the telephone line will be 25% of the cost of a separate telephone line during the first year, 50% during the second year and 75% during the third year. After the third year, we will be required to transition these customers to new arrangements.

o	Beginning on October 3, 2004, we cannot acquire new line-shared customers unless we reach agreements with the RBOCs that provide us with continued access to line-sharing or obtain favorable regulatory rulings from the FCC or state regulators. In the event that we do not reach similar agreements with other RBOCs or obtain favorable regulatory rulings, we will be required to purchase a separate telephone line in order to provide services to an end-user in the areas served by other RBOCs. If this occurs we may stop selling stand-alone consumer grade services to new customers, because the cost of a separate telephone line is significantly higher than what we currently pay for a shared line. Our inability to acquire new line-shared customers would slow our growth and could require us to significantly change our business plan.

•	The RBOCs are not required to allow us to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless we reach agreements with the RBOCs or obtain favorable regulatory rulings from the FCC or state regulators, we will continue to be unable to provide our most commonly-used services to end-users served by fiber-fed lines. Our inability to access fiber-fed packet-switching functions is significant for our business because it preserves a substantial limit on the addressable market for our DSL services, thereby limiting our growth. In addition, the RBOCs are increasing their deployment of fiber-fed remote terminal architectures.

•	The RBOCs were permitted to petition the various state utility commissions for authority to stop providing data transport between the telephone companies’ central offices at regulated rates, which are usually lower, on routes that have sufficient competitive alternatives to telephone company data transport services. We currently purchase this interoffice transport from the RBOCs in order to carry traffic over our network.

•	Companies that compete with the RBOCs continued to have access to the RBOCs’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platform, or UNE-P, subject to state public utilities commissions decisions removing this obligation under standards specified by the FCC. The continued existence of the UNE-P platform allowed us to continue to bundle our data services with the voice services of competitive telecommunications providers through line-splitting arrangements.

•	The FCC also concluded that October 2, 2003 is the trigger date for “change of law” provisions in our interconnection agreements with the various RBOCs. These agreements contain the prices and other terms for the telephone lines that we purchase from these RBOCs. Each of the RBOC has informed us that it wants to change the line-sharing terms and conditions of its agreements with us. We are negotiating these agreements and have entered into one agreement with Qwest, but if we are unable to reach agreements with the remaining RBOCs we will attempt to resolve our disputes in arbitrations before the state public utility commissions.

     On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit, or the Court, vacated aspects of the Triennial Review order. The Court:

•	Vacated the FCC’s decision to find nationwide impairment for mass market switching for UNE-P and to delegate to the state public utility commissions the authority to determine whether UNE-P should be made available. The Court concluded that the FCC does not have statutory authority to grant the states decision making power regarding the continued availability of UNE-P.

•	Vacated the FCC’s decision to make data transport between the telephone companies’ central offices available at regulated rates on a nationwide basis and to delegate to the state public utility commissions the authority to remove data transport on specific central office routes from the list of elements that are available at regulated rates. Based on this decision, some of the RBOCs have claimed that they no longer are required to provide us with this interoffice data transport at regulated rates

•	Upheld the FCC’s decision to phase out line-sharing, and also upheld the FCC’s decision not to require the unbundling of access to fiber to the home and the packet-switching functions of fiber-fed telephone lines to provision DSL services.

     Requests for a stay of the D.C. Circuit Court’s decision pending Supreme Court review were denied. As a result, the Court’s decision to vacate aspects of the Triennial Review order became effective on June 15, 2004, and the portions of the rules that were vacated are no longer in effect. While competitive local exchange carriers have requested Supreme Court review of the D.C. Circuit Court’s decision, we believe it is unlikely under the circumstances that the Supreme Court will agree to hear the case.

     The FCC has indicated that it will start a proceeding to develop new rules in light of the Court’s decision. Pending the completion of this proceeding or the adoption of interim rules while new permanent rules are finalized, there is substantial uncertainty with respect to the RBOCs’ continued obligations to provide network elements and services affected by the court’s decision. This process has been extremely disruptive to our partners who utilize UNE-P to provide competitive voice services as part of a bundle with our DSL services. Two prominent UNE-P providers who are also our customers, including AT&T, have announced that they will stop offering consumer voice services in several states as a result of recent regulatory developments. Further, AT&T has announced that it will stop marketing traditional voice and DSL services to consumers in all states.

     The direction and success of our strategy could be substantially affected by changes in the critical elements of the original Triennial Review order, described above, as a result of these further proceedings. In addition, new rules, or unilateral actions by the RBOCs in the absence of new rules, could impact our ability to access interoffice transport at regulated prices. As a result, we could be forced to pay significantly higher rates for such transport, which could increase our network costs.

     At least two of the RBOCs have taken the position that their obligation to provide so-called “high-capacity” loops was removed as of the effective date of the D.C. Circuit decision. Although those companies have not specified what specific loop types they believe are included within the definition of “high-capacity” loops, the FCC has traditionally included T-1 loops within the definition of high-capacity loops. If the RBOCs stop providing T-1 loops at regulated rates, and instead provide those loops under special access or other prices, our costs to provide business-class T-1 services, such as our TeleXtend product, will increase significantly.

     Investors should review this discussion of the Triennial Review and the subsequent court decision carefully to understand the potentially significant effects that this ruling will have on our ability to continue to engage in our business as we have in the past, as the FCC’s ruling and the court decision create a number of uncertainties, challenges and opportunities for us. The final effect of the FCC’s ruling and the court decision will be subject to the reactions of various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence their ultimate impact. As such, it is very difficult for us to predict the final effects of the Triennial Review with a high level of certainty.

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

•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty four months, using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over twenty-four months.

•	We have concentrations of credit risk with several customers, some of which were experiencing financial difficulties as of June 30, 2004 and 2003 and were not current in their payments for our services as of those dates. Accordingly, we recognize revenues from some of these customers in the period in which cash is collected, but only after the collection of all previous outstanding accounts receivable balances. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. As of June 30, 2004, we had certain unresolved claims relating to our Chapter 11 bankruptcy proceedings that remain in dispute. Therefore, it is reasonably possible that such disputed bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our condensed consolidated balance sheet as of June 30, 2004.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position and results of operations.

•	We are performing ongoing analysis of analyzing the applicability of certain transaction-based taxes to sales of our products and services and, purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect to our consolidated financial position and results of operations. In addition, we are currently analyzing the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes and the possible engagement in discussions with applicable

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

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board, or FASB, approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards, or SFAS, 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2004.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on our condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004.

     In January 2003, the FASB issued Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, or VIE, and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and it was effective March 31, 2004 for enterprises with VIEs created before February 1, 2003. The adoption of FIN 46 did not have an effect on our condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004.

Results of Operations for the three and six months ended June 30, 2004

Business Segment Information

     During the three and six months ended June 30, 2004 and 2003 we managed our business segments based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations were not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs, enterprise and telecommunications carrier customers. Our direct segment, or Direct, is a provider of high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. We aggregated and reported all other business operations and activities as Corporate Operations. These operations and activities were primarily comprised of general corporate functions to support our revenue producing segments and included costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed or controlled by our business segments.

Reclassifications

     Certain balances in our 2003 condensed consolidated financial statements have been reclassified to conform to the presentation in 2004.

Revenues, net

     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly billings for high-capacity circuits sold to our wholesale customers and to a lesser degree from dial-up services sold to end-users. Because we do not recognize revenue from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three and six months ended June 30, 2004 and 2003 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and Federal Universal Service Fund, or FUSF, charges billed to our customers. Customer incentives and rebates that we offer to attract and retain customers are recorded as reductions to gross revenues. We regularly have billing disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.

     Our net revenues of $107,326 for the three months ended June 30, 2004 increased by $14,881, or 16.1%, over our net revenues of $92,445 for the three months ended June 30, 2003. This increase in net revenues was primarily attributable to an increase of $11,790 as a result of adding end-users to our network and a $4,837 reduction in customer rebates and incentives, which are recorded as reductions of revenue, resulting from lower sales to some of our wholesale customers. These increases were offset by a reduction of $2,396 in installation fees and equipment sales, primarily driven by lower selling prices, some of which is attributable to price reductions from our suppliers. Charges to revenues for billing disputes and money-back guarantees for early service termination were $2,037 and $950 during the three months ended June 30, 2004 and 2003, respectively. During the three months ended June 30, 2004 and 2003, we recovered $303 and $170, respectively, of accounts receivable balances previously written-off against revenue.

     Our net revenues of $215,803 for the six months ended June 30, 2004 increased by $32,498, or 17.7%, over our net revenues of $183,305 for the six months ended June 30, 2003. This increase in net revenues was primarily attributable to an increase of $29,221 as a result of adding end-users to our network and a $8,156 reduction in customer rebates and incentives resulting from lower sales to some our wholesale customers. These increases were offset by a $5,400 reduction in revenues from installation fees and equipment sales, primarily driven by lower selling prices, some of which is attributable to price reductions from our suppliers. Charges to revenues for billing disputes and money-back guarantees for early service termination were $3,677 and $1,621 during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 and 2003, we recovered $356 and $1,262, respectively, of accounts receivable balances previously written-off against revenue.

     We expect our broadband subscription billings and revenues to decrease slightly in the third quarter of 2004 because we do not expect our total number of end-users to change significantly. We believe that RBOCs and the cable companies will continue to offer aggressive price discounts on their consumer data communications services, which will continue to make it more difficult for our wholesale partners to add and, or, retain end-users. We plan to introduce new sales and marketing programs and create new services for our customers which we anticipate will create additional sources of broadband subscription billings and revenues. In addition, we expect that the acquisition of GoBeam will contribute additional revenues. We expect the demand for our dial-up service to continue to decrease in 2004 which will continue to result in lower revenues from this service. We also expect customer rebates and incentives to continue to be an element of our sales and marketing programs to respond to competitive market conditions.

     As discussed in the “Overview—Recent Developments,” there is uncertainty concerning our ability to purchase line-shared and high-capacity loops from the RBOCs as a result of the Triennial Review order. Our inability to purchase these services at a reasonable price may cause us to stop selling some of our services to new customers. In addition, as discussed in the “Overview—Recent Developments,” the United States Court of Appeals for the District of Columbia Circuit recently vacated aspects of the Triennial Review order, including the rules that required the local telephone companies to provide access to UNE-P. This creates uncertainty for resellers who purchase our data services and combine them with their own UNE-P voice services and sell the resulting bundle to their customers. This uncertainty may cause these resellers to stop marketing these services or otherwise change their strategies. It is possible that these conditions will cause our revenue to decline in future periods.

     Segment Revenues and Significant Customers

     Our segment net revenues were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Wholesale	$78,507	$71,481	$157,604	$144,851
Percent of total net revenues	73.1%	77.3%	73.0%	79.0%
Direct	$28,819	$20,964	$58,199	$38,454
Percent of total net revenues	26.9%	22.7%	27.0%	21.0%

     We had over 350 wholesale customers as of June 30, 2004 compared to approximately 230 as of June 30, 2003. The increase in 2004 from 2003 resulted primarily from the addition of smaller resellers. Our 30 largest wholesale customers comprised 68.2% and 68.3% of our total gross revenues for the three and six months ended June 30, 2004, respectively, and 75.3% and 75.6% of our total gross revenues for the three and six months ended June 30, 2003, respectively. As of June 30, 2004 and 2003, receivables from these customers collectively comprised 72.4% and 77.8%, respectively, of our gross accounts receivable balance.

     For the three months ended June 30, 2004, Earthlink, Inc. and AT&T Corp., two customers in our wholesale business segment, accounted for 17.0% and 14.2%, respectively, of our total net revenues. For the six months ended June 30, 2004, these customers accounted for 17.7% and 13.3%, respectively, of our total net revenues. As of June 30, 2004, receivables from these customers comprised 19.1% and 17.4%, respectively, of our gross accounts receivable balance.

     For the three months ended June 30, 2003, Earthlink and AT&T Corp. accounted for 23.2% and 11.6%, respectively, of our total net revenues. For the six months ended June 30, 2003, these customers accounted for 22.2% and 11.5%, respectively, of our total net revenues. As of June 30, 2003, receivables from these customers comprised 25.5% and 12.3%, respectively, of our gross accounts receivable balance.

     We had over 73,500 direct end-users as of June 30, 2004 compared to approximately 58,700 as of June 30, 2003. The increase in net revenues from our Direct business segment was primarily attributable to the increase in the subscriber base.

     Wholesaler Financial Difficulties

     Some of our resellers are experiencing financial difficulties. During the three and six months ended June 30, 2004 and 2003, certain of these customers either were not current in their payments for our services or were essentially current in their payments but, subsequent to the end of the reporting period, their financial condition deteriorated significantly and some of them filed for bankruptcy protection. Based on this information, we determined that the collectibility of revenues from these customers was not reasonably assured or our ability to retain some or all of the payments received from some of these customers that filed for bankruptcy protection was not reasonably assured. Accordingly, we have classified this group of customers as “financially distressed” for revenue recognition purposes. Although MCI, formerly known as WorldCom, Inc., filed for bankruptcy protection on July 21, 2002, we have not classified it as a financially distressed customer based on MCI’s specific facts and circumstances in relation to the revenue recognition criteria described in Note 2 to our condensed consolidated financial statements. Therefore, we continued to recognize revenues from MCI on an accrual basis during 2004 and 2003. On April 20, 2004, MCI announced that it had formally emerged from Chapter 11 protection.

     During the three and six months ended June 30, 2004, we issued billings to our financially distressed customers aggregating $900 and $1,802, respectively, that were not initially recognized as revenues or accounts receivable in our condensed consolidated financial statements, as compared to the corresponding amounts of $763 and $3,440 for the three and six months ended 2003, respectively. However, we ultimately recognized revenues from certain of these customers when cash was collected aggregating $754 and $1,416 during the three and six months ended June 30, 2004, respectively, and $850 and $3,286 during the three and six months ended June 30, 2003, respectively, some of which relates to services provided in prior periods. We had contractual receivables from our financially distressed customers totaling $1,025 and $5,857 as of June 30, 2004 and 2003, respectively, which are not reflected in our condensed consolidated balance sheet as of such dates.

     We have identified certain of our customers who were essentially current in their payments for our services prior to June 30, 2004, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of June 30, 2004, that we believe may have a high risk of becoming financially distressed. Revenues from these customers accounted for approximately 6.8% of our total net revenues for both the three and six months ended June 30, 2004, and 21.9% and 22.3% of our total net revenues for the three and six months ended June 30, 2003, respectively. As of June 30, 2004 and 2003, receivables from these customers comprised 7.6% and 33.8% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to June 30, 2004, revenue from such customers will only be recognized when cash is collected, as described above.

Operating Expenses

     Operating expenses include cost of sales, selling, general and administrative expenses, depreciation and amortization expenses and provision for restructuring expenses.

     Our total operating expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Amount	$114,053	$118,639	$235,442	$243,829
Percent of total net revenues	106.3%	128.3%	109.1%	133.0%

     Cost of sales

     Cost of sales consist primarily of the costs of provisioning and maintaining telecommunications circuits and central office space, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

     Our cost of sales was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Amount	$62,748	$68,632	$131,042	$137,509
Percent of total net revenues	58.5%	74.2%	60.7%	75.0%

     Our cost of sales for the three months ended June 30, 2004, decreased by $5,884, or 8.6%, when compared to our cost of sales for the three months ended June 30, 2003. For the three months ended June 30, 2004, our cost of sales, as a percent of revenues, was 15.7% lower than the three months ended June 30, 2003. The decrease in our cost of sales was primarily attributable to reductions of network related expenses of approximately $3,700 resulting from our continued efforts to lower network costs by more efficiently managing our network and the associated workforce within the operations and engineering groups. During the three months ended June 30, 2004, we reduced our estimates of certain liabilities for some elements of our network costs that are not yet billed by our suppliers. This change in estimate reduced our cost of sales and our net loss by approximately $1,185, $0.00 per share, during the three months ended June 30, 2004. In addition, during the three months ended June 30, 2004, we stopped accruing transaction-based tax because we determined that we should not be subject to such tax. We did not reverse the liability of approximately $19,455 that was accrued for this tax prior to the three months ended June 30, 2004, because we believe our determination does not completely remove the possibility of us being subject to such tax in prior periods. This change in accounting estimate reduced our cost of sales and our net loss by approximately $1,100, or $0.00 per share, during the three months ended June 30, 2004. Furthermore, during the three months ended June 30, 2004, we reduced our estimates of some property, transaction-based and employment-related tax liabilities because we determined we do not owe some of these taxes. This change in accounting estimate reduced our cost of sales and our net loss by approximately $2,797 or $0.01 per share, during the three months ended June 30, 2004. The above described decreases in cost of sales for the three months ended June 30, 2004 were partially offset by $2,388 of additional expenses for outsourced services and an increase of approximately $1,300 in our network related costs as a result of adding end-users to our network.

     Our cost of sales for the six months ended June 30, 2004, decreased by $6,467, or 4.7%, when compared to our cost of sales for the six months ended June 30, 2003. For the six months ended June 30, 2004, our cost of sales, as a percent of revenues, was 14.3% lower when compared to the six months ended June 30, 2003. The decrease in our cost of sales was primarily attributable to reductions of network related expenses of approximately $7,300 resulting from our continued efforts to lower network costs by more efficiently managing our network and the related workforce within the operations and engineering groups. A lower amortization of our network and product cost subject to deferral contributed $4,538 to the decrease in our cost of sales. During the six months ended June 30, 2004, we changed our estimates of certain liabilities for some elements of our network costs that are not yet billed by our revenue, this change in estimate reduced our cost of sales and our net loss by approximately $1,185, or $0.00 per share during the six month ended June 30, 2004. In addition, the six months ended June 30, 2004, we stopped accruing a transaction-based tax because we determined that we are not subject to such tax. This change in accounting estimate reduced our cost of sales and our net loss by approximately $1,100, or $0.00 per share, during the six months ended June 30, 2004. Furthermore, during the six months ended June 30, 2004, we changed our estimates of certain property, transaction-based and employment-related tax liabilities because we believe we do not owe certain aspects of these taxes. This change in accounting estimate reduced our cost of sales and our net loss by approximately $2,797 amount in, or $0.01 per share, during the six months ended June 30, 2004. The above described decreases in cost of sales for the six months ended June 30, 2004 were partially offset by $4,542 of additional expenses for outsourced services, $1,666 of FUSF fees and an increase of approximately $4,300 in our network-related costs as a result of adding end-users to our network.

     For the three months ended June 30, 2004 and 2003, cost of sales were comprised of $43,659 and $50,065, respectively, from our Wholesale business segment, $12,857 and $9,597, from our Direct business segment and $6,232 and $8,970, respectively, from our Corporate Operations. The decrease in cost of sales for our Wholesale business segment was primarily attributable to reductions of network related expenses of $3,263 resulting from continued improvements in the efficiency of our network and in our operations and engineering groups, and $2,340 from lower amortization of deferred costs of service activation. The increase in cost of sales for our Direct business segment was primarily driven by an increase in the cost of end-user support and by an increase in costs resulting from adding end-users to our network. The decrease in cost of sales in our Corporate Operations was primarily due to changes in our estimates of various property, transaction-based and employment-related tax liabilities which are described above.

     For the six months ended June 30, 2004 and 2003, cost of sales were comprised of $90,484 and $99,960, respectively, from our Wholesale business segment, $24,284 and $18,559, respectively, from our Direct business segment and $16,274 and $18,990, respectively, from our Corporate Operations. The decrease in cost of sales for our Wholesale business was primarily attributable to reductions of network related expenses of $3,444 resulting from continued improvements in the efficiency of our network and in our operations and engineering groups, and $7,041 from lower amortization of deferred costs of service activation. The increase in cost of sales for our Direct business segment was primarily driven by an increase in the cost of end-user support an increase in costs resulting from adding end-users to our network, and by $2,504 of higher amortization of deferred costs of service activation. The decrease in cost of sales in our Corporate Operations was primarily due to changes in our estimates of various property, transaction-based and employment-related tax liabilities which are described above.

     We expect cost of sales to increase in future periods to the extent we are able to add subscribers and services to our network. In addition, with the acquisition of GoBeam, we also expect to incur higher cost of sales as a result of the addition of GoBeam’s employees and other cost of sales associated with the sale of GoBeam’s services. Our ability to add subscribers to our network is, however, subject to the regulatory uncertainty noted in the following paragraph.

     As discussed in the “Overview — Recent Developments” and in “Part II, Item 1 Legal Proceedings”, there is uncertainty concerning our ability to purchase line-shared services from the RBOCs as a result of the FCC’s Triennial Review decision. As a result of those legal and regulatory proceedings, it is possible that the RBOCs could substantially increase the cost or reduce the availability of line-shared services. Other state or federal regulatory proceedings could also reduce our access to, or increase the prices for, unbundled network elements. These regulatory decisions could substantially increase our overall network cost structure and might cause us to discontinue our consumer grade services for new and existing customers.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of salaries and related expenses and our promotional and advertising expenses.

     Our selling, general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Amount	$31,878	$31,627	$65,180	$68,720
Percent of total net revenues	29.7%	34.2%	30.2%	37.5%

     Our selling, general and administrative expenses for the three months ended June 30, 2004, increased by $251, or 0.8%, when compared to our selling, general and administrative expenses for the three months ended June 30, 2003. The increase in selling, general and administrative expenses was primarily attributable to an increase of $2,087 related to marketing programs and $663 related to professional services; offset by a decrease of $523 related to stock-based compensation charges. In addition, during the three months ended June 30, 2004, we changed our estimates of certain property and employment-related tax liabilities because we determined we do not owe some of these taxes. This change in accounting estimate reduced our selling, general and administrative expenses and our net loss by approximately $2,202, or $0.01 per share, during the three months ended June 30, 2004.

     For the six months ended June 30, 2004, our selling, general and administrative expenses decreased by $3,540, or 5.2%, when compared to our selling, general and administrative expenses for the six months ended June 30, 2003. The decrease in selling, general and administrative expenses was primarily attributable to a decrease of $2,102 related to employee compensation, offset by an increase of $4,406 related to marketing programs. In addition, during the six months ended June 30, 2004, we changed our estimates of certain property and employment-related tax liabilities because we determined we do not owe some of these taxes. This change in accounting estimate reduced our selling, general and administrative expenses and our net loss by approximately $2,202, or $0.01 per share, during the six months ended June 30, 2004. For the six months ended June 30, 2003, we recorded a charge of $3,800 for the potential applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods, which contributed to the decrease in selling, general and administrative expenses for the six months ended June 30, 2004 when compared to the six months ended June 30, 2003.

     For the three months ended June 30, 2004 and 2003, selling, general and administrative expenses were comprised of $2,299 and $2,556, respectively, from our Wholesale business segment, $6,565 and $5,248, respectively, from our Direct business segment and $23,014 and $23,823, respectively, from our Corporate Operations. The decrease in selling, general and administrative expenses for our Wholesale business segment is primarily attributable to a decrease in compensation and related expenses. The increase in selling, general and administrative expenses for our Direct business segment is primarily attributable to an increase in marketing programs, offset by a decrease in compensation and related expenses. The decrease in selling, general and administrative expenses for our Corporate Operations was primarily due to a decrease in compensation and related expenses and the effects of changes in accounting estimates of various property and employment related tax liabilities as described above.

     For the six months ended June 30, 2004 and 2003, selling, general and administrative expenses were comprised of $5,157 and $5,462, respectively, from our Wholesale business segment, $11,826 and $11,228, respectively from our Direct business segment and $48,197 and $52,030, respectively, from our Corporate Operations. The decrease in selling, general and administrative expenses for our Wholesale business segment was primarily due to a decrease in compensation and related expenses. The increase in selling, general and administrative expenses for our Direct business segment was primarily attributable to an increase in marketing programs, offset by a decrease in compensation and related expenses. The decrease in selling, general and administrative expenses for our Corporate Operations was primarily attributable to a decrease in compensation and related expenses and the effect of changes in accounting estimates of various property and employment related tax liabilities as described above.

     We expect selling, general and administrative expense levels to increase in future periods as a result of increased marketing efforts. We also expect to incur higher selling, general and administrative expenses as a result of the addition of GoBeam’s employees and increased marketing efforts associated with sales of GoBeam’s services.

Depreciation and Amortization

     We recorded depreciation and amortization expense for property and equipment in the amount of $14,162 for the three months ended June 30, 2004, an increase of $410, or 3.0%, from depreciation and amortization expense for property and equipment of $13,752 for the three months ended June 30, 2003. We recorded depreciation and amortization expense for property and equipment in the amount of $28,657 for the six months ended June 30, 2004, an increase of $312, or 1.1% from depreciation and amortization expense for property and equipment of $28,345 for the six months ended June 30, 2003. The increase in depreciation is primarily attributable to the expansion of our network during 2004. We expect depreciation and amortization to increase in future periods as we expand the footprint of our network and add more end-users. This increase in depreciation will be partially offset as historical assets become fully depreciated.

     Amortization of intangible assets was $5,042 for the three months ended June 30, 2004, representing an increase of $1,018, or 25.3%, over the amortization of intangible assets of $4,024 for the three months ended June 30, 2003. Amortization of intangible assets was $9,793 for the six months ended June 30, 2004, representing an increase of $1,773, or 22.1%, over the amortization of intangible assets of $8,020 for the six months ended June 30, 2003. The increase from 2003 to 2004 resulted from the resumption of our network build and augmentation in selected markets during the latter portion of 2003 and the six months ended June 30, 2004, which increased collocation fee expenditures and related amortization expenses. In addition amortization of certain intangibles contributed to the increase in amortization.

     As explained above, we do not allocate depreciation and amortization expense to our business segments.

Reductions in Force

     During the three and six months ended June 30, 2004, we reduced our workforce by approximately 12 and 53 employees, respectively, which represented approximately 1.1% and 4.7% of our workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. During the three and six months ended June 30, 2003, we reduced our workforce by approximately 43 and 113 employees, respectively, which represented approximately 3.3% and 8.7% of our workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions.

     In connection with the reductions in force, we recorded charges to operations for the three and six months ended June 30, 2004 of $223 and $770, respectively, relating to employee severance benefits that met the requirements for accrual. For the three and six months ended June 30, 2004, $77 and $141, respectively, of these expenses related to cost of sales and the remaining $146 and $629, respectively, related to selling, general and administrative expenses. During the three and six months ended June 30, 2004, we paid severance benefits of approximately $160 and $648, respectively. We paid the remainder of the severance benefits accrued as of June 30, 2004 in July 2004. The expenses associated with the reductions in force for the three and six months ended June 30, 2004 were $92 and $279, respectively, related to our Wholesale business segment and $131 and $253, respectively, related to the our Direct business segment. The remaining expenses associated with these reductions in force during the three and six months ended June 30, 2004 of $0 and $238, respectively, were related to the our Corporate Operations.

     We recorded charges to operations for the three and six months ended June 30, 2003 of $604 and $1,235, respectively, relating to employee severance benefits that met the requirements for accrual. For the three and six months ended June 30, 2003, $95 and $242, respectively, of these expenses were charged to cost of sales and the remaining $509 and $993, respectively, were charged to selling, general and administrative expenses. During the three and six months ended June 30, 2003, we paid severance benefits of approximately $519 and $1,088, respectively. We paid the remainder of the severance benefits accrued as of June 30, 2003 in July 2003. The expenses associated with the reductions in force for the three and six months ended June 30, 2003 were $31 and $103, respectively, related to our Wholesale business segment and $320 and $349, respectively, related to our Direct business segment. The remaining expenses associated with these reductions in force during the three and six months ended June 30, 2003 of $253 and $783, respectively, were related to our Corporate Operations.

Other Income (Expenses)

     Net Interest Expense

     Net interest expense was $740 and $1,530 for the three and six months ended June 30, 2004, respectively, and $820 and $1,483 for the three and six months ended June 30, 2003, respectively. Net interest expense during the three and six months ended June 30, 2004 consisted principally of interest expense on our 3% convertible senior debentures due 2004 and 11% long-term note payable to SBC Communications Inc., which we repaid in March of 2004, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense during the three and six months ended June 30, 2003 consisted of interest expense on our 11% long-term note payable to SBC Communications Inc., less interest income earned on our cash, cash equivalents and short-term investments balances. We expect future net interest to be limited to the interest on our 3% convertible senior debentures due 2004 offset by interest income on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

     Investment Losses

     We recorded losses and write-downs on investments for the three months ended June 30, 2003 in the amount of $189. This included an impairment write-down of an equity investment of $97 and our equity in the losses of unconsolidated affiliates of $92. We recorded losses and write-downs on investments for the six months ended June 30, 2003 in the amount of $405. This included an impairment write-down of an equity investment of $209 and our equity in the losses of unconsolidated affiliates of $196. We did not record similar losses or write-downs on investments during the three and six months ended June 30, 2004.

     Miscellaneous Income (Expense)

     We recorded miscellaneous income (expense) of $61 and $232 for the three and six months ended June 30, 2004, respectively, and $(84) and $403 for the three and six months ended June 30, 2003, respectively. Miscellaneous income is primarily comprised of trade purchase discounts.

Income Taxes

     Because we incurred operating losses during all periods presented, we made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements.

Related Party Transactions

     We acquired an equity interest in a supplier during 1999 and disposed of this interest in 2001. Purchases from this supplier totaled $1,972 and $3,041 during the three and six months ended June 30, 2004, respectively, and $2,289 and $3,881 during the three and six months ended June 30, 2003, respectively. A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of our resellers. We recognized revenues from TelePacific of $93 and $198 during the three and six months ended June 30, 2004, respectively, and $184 and $391 during the three and six months ended June 30, 2003, respectively. L. Dale Crandall, one of our directors and chairman of the Audit Committee, is also a director of BEA Systems, one of our vendors. We paid $61 and $583 to BEA Systems during the three and six months ended June 30, 2004, respectively, and $201 and $209 during the three and six months June 30, 2003, respectively.

     We believe the terms of these transactions are comparable to transactions that would likely be negotiated with clearly independent parties.

Liquidity and Capital Resources

     Our operations have required substantial capital investment for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. Our capital expenditures were $24,787 for the six months ended June 30, 2004. We expect that in future periods our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively lower than the current period while incremental, or “success-based”, capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network.

     As of June 30, 2004, we had an accumulated deficit of $1,662,575 and unrestricted cash, cash equivalents and short-term investments of $169,392. In addition, we had stockholders’ equity of $27,367 as of June 30, 2004.

     Net cash used in our operating activities was $3,832 for the six months ended June 30, 2004, due primarily to: the net loss of $20,937; an increase in accounts receivable of $678, driven by the timing of a payment from one of our wholesale customers; a decrease in accounts payable of $3,327, primarily driven by the timing of our payments to vendors; a decrease in collateralized customer deposits of $3,918 as a result of the utilization of a deposit to satisfy accounts receivable balances from one of our wholesale customer; a decrease in other current liabilities of $5,652, primarily driven by the payment of accrued interest on our debt; a decrease in unearned revenues of $3,671 and a decrease in deferred costs of service activation of $1,080, which were both driven by the deferral and amortization of initial set up fees and related costs; offset by depreciation and amortization charges of $38,450.

     Net cash used in our investing activities was $70,456 for the six months ended June 30, 2004. The net cash used in our investing activities during this period was primarily due to purchases of short-term investments of $108,222 and capital expenditures of $24,787, offset by maturities of short-term investments of $62,530.

     Net cash provided by our financing activities was $75,765 for the six months ended June 30, 2004. The net cash provided by our financing activities during this period was primarily due to proceeds from issuance of our 3% senior convertible debentures of $125,000 and proceeds from the issuance of common stock of $5,687, offset by principal payments under long term debt of $50,000 and payments of $4,918 expenses associated with our offering.

     As of June 30, 2004, we had $74,517 in unrestricted cash and cash equivalents, and $94,875 in unrestricted short-term investments. Following the completion of the GoBeam acquisition, we expect to use additional cash resources primarily to increase sales and marketing activities as we expand the offering of VoIP services to new markets across our broadband network. The additional usage of cash from the GoBeam acquisition will depend on many uncertainties including our ability to control expenditures, primarily incremental selling, general and administrative expenses, the amount of capital expenditures that are required to expand this new business, development of operating support systems and software, and our ability to generate VoIP service revenues.

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

     Our future cash requirements for the next twelve months and for the long-term for developing, deploying and enhancing our network and operating our business, as well as our revenues, will depend on a number of factors including:

•	our acquisition of GoBeam, Inc., including cash we use to further develop our VoIP capabilities, improve our systems and software to support VoIP and expand the marketing of VoIP services following the closing of the acquisition;

•	the effect of the FCC’s decision in the Triennial Review, our continuing ability to access line-shared telephone wires and our ability to obtain access to the RBOCs’ remote terminals and other facilities, all at reasonable prices;

•	the availability of UNE-P to our customers who purchase our DSL services and bundle them with their competitive telephone services;

•	the rate at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	the financial condition of our customers;

•	the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	the rate at which we invest in engineering, development and intellectual property with respect to existing and future technology;

•	the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	the number of regions entered, the timing of entry and services offered.

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

     Our contractual debt, lease and purchase obligations as of June 30, 2004 for the next five years, and thereafter, were as follows:

	2004	2005-2006	2007-2008	Thereafter	Total
Note payable to debentures	$—	$—	$—	$125,000	$125,000
Capital leases	29	108	24	—	161
Office leases	2,455	7,110	4,384	719	14,668
Other operating leases	96	213	2	—	311
Purchase obligations	10,333	4,475	—	—	14,808

	$12,913	$11,906	$4,410	$125,719	$154,948

     We lease certain vehicles, equipment and office facilities under various non-cancelable operating leases that expire at various dates through 2009. Our office leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases.

     In 2002, we entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to us. We have a monthly minimum usage requirement which began in June 2002. The agreement expires in May 2005 and has a remaining purchase obligation of $7,370 as of June 30, 2004. Similarly, in 2002 we entered into a three-year, non-exclusive agreement with AT&T Corp. for the right to provide certain data services to us. We have an annual minimum usage requirement which began in January 2002. The agreement expires in December 2004 and we have a minimum remaining aggregate purchase obligation of approximately $8,625 for 2004 of which $5,750 remains unutilized at June 30, 2004. In addition, in 2002, we entered into a four-year, non-exclusive agreement with AT&T Corp. for the right to provide long distance services to us. We have an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $1,687 as of June 30, 2004.

Risk Factors

     The following is a summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to “Part I, Item 1, Business — Risk Factors” found in our 2003 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2004.

•	Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

•	Charges for network elements are generally outside of our control because they are proposed by the RBOCs and are subject to costly regulatory approval processes.

•	Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

•	We may need to raise additional capital under difficult financial market conditions.

•	In order to become cash flow positive and to achieve profitability, we must add end-users to our network and sell additional services to our existing end-users while minimizing the cost to expand our network infrastructure.

•	If we do not reduce our end-user disconnection rate our revenue and end-user growth will decline.

•	We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

•	If we fail to improve and maintain our internal controls, our ability to provide accurate financial statements could be impaired, and any failure to maintain our internal controls and provide accurate financial statements would cause our stock price to decline substantially.

•	We depend on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

•	Some of our resellers are facing financial difficulties, which makes it more difficult to predict our revenues.

•	Our development of our direct business poses operational challenges and may cause our resellers to place fewer orders with us or may cause us to lose resellers.

•	The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

•	The broadband communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use.

•	A system failure could delay or interrupt service to our customers, which could reduce demand for our services.

•	A breach of network security could delay or interrupt service to our customers, which could reduce demand for our services.

•	Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations.

•	We depend on a limited number of third parties for equipment supply, service and installation and if we are unable to obtain these items from these third parties we may not be able to deliver our services as required.

•	We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

•	The unpredictability of our revenues, along with other factors, may cause the price of our common stock to fluctuate and could cause it to decline.

•	We use third party vendors in India for tasks that were previously done by our employees.

•	We must pay federal, state and local taxes and other surcharges on our service, the levels of which are uncertain.

•	We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations.

•	Our intellectual property protection may be inadequate to protect our proprietary rights.

•	Substantial leverage and debt service obligations may adversely affect our cash flow.

•	Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Forward-Looking Statements

     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	the impact of the FCC’s decision in the Triennial Review and our ability to obtain access to line-sharing at rates that allow us to sell consumer-grade services;

•	expectations regarding the continuing deployment of local voice services by providers other than the RBOCs and our ability to bundle our data services with their voice services, particularly in light of the recent decision of the United States Court of Appeals for the D.C. Circuit vacating portions of the Triennial Review order;

•	expectations regarding our ability to be cash-flow positive on a sustained basis;

•	expectations regarding the extent to which customers purchase our services;

•	expectations regarding our relationships with our strategic partners and other potential third parties;

•	expectations as to pricing for our services in the future;

•	expectations as to the impact of our service offerings on our margins;

•	the possibility that we will increase our revenues;

•	the impact of advertising on brand recognition and operating results;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including expectations regarding when we anticipate operating on a cash flow positive basis, the adequacy of our cash reserves, our monthly burn rate and the number of installed lines;

•	plans to develop and commercialize value-added services;

•	our anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	the effect of regulatory changes;

•	the effect of litigation currently pending; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.

     These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

•	adapt our business plan in response to further developments resulting from the FCC’s Triennial Review order and related appellate proceedings;

•	collect receivables from customers;

•	retain end-users that are served by customers facing financial difficulties;

•	market our services to customers;

•	generate customer demand for our services;

•	defend our company against litigation;

•	reduce our operating costs and overhead while continuing to provide good customer service;

•	achieve favorable pricing for our services;

•	respond to increasing competition;

•	manage growth of our operations; and

•	access regions and negotiate suitable interconnection agreements with the RBOCs in the areas where we provide service, all in a timely manner, at reasonable costs and on satisfactory terms that provide us with access to line-sharing and remote terminals.

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

Item 3. Market Risk

Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of June 30, 2004 is fixed-rate debt.

     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments and restricted cash and cash equivalents as of June 30, 2004 (in thousand):

	Carrying Value	Interest Rate
Cash and cash equivalents	$74,517	1.10%
Short-term investments	94,875	1.25%
Restricted cash and cash equivalents	2,942	1.10%

	$172,334	1.18%

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

     During the review process for our condensed consolidated financial statements as of March 31, 2004 and for the quarter then ended, we determined that certain stock-based compensation that we began offering to employees in the third quarter of 2003 should have been subject to variable accounting and that the financial statements for the quarters ended September 30, 2003 and December 31, 2003, as well as for the year ended December 31, 2003, needed to be restated to account for this compensation. The restatement involved a non-cash compensation charge which reflects the impact of stock-based compensation expense for options subject to variable accounting that were issued under our 2003 Employee Stock Purchase Plan. See Note 15 in the financial statements included in Item 8 of our annual report on Form 10-K/A (Amendment No. 1) filed on May 17, 2004, for further discussion of this restatement. To address these matters, we have implemented additional procedures to ensure that stock-based compensation is properly evaluated and recorded when we implement or make changes to our stock-based compensation plans.

     Changes in Internal Controls. Except as described in the preceding paragraph, during the fiscal quarter covered by this report, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

     In April 1999, we filed a lawsuit against Bell Atlantic, now Verizon, and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, we also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing claims in this lawsuit that are similar to our claims against Verizon. Both courts dismissed some of our claims based on the ruling of the United States Court of Appeals of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed our remaining claims on other grounds. We voluntarily dismissed our remaining claims in the BellSouth case so we could pursue certain issues on appeal. We appealed the BellSouth and Verizon decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia, respectively. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth appealed this decision to the United States Supreme Court. On January 20, 2004, the United States Supreme Court reversed a decision entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Supreme Court also vacated the Eleventh Circuit’s decision in our case against BellSouth and remanded the case to the Eleventh Circuit for review in light of the Trinko decision. Although we believe the Trinko decision does not impact our cases, both BellSouth and Verizon claim that Trinko supports the dismissal of our lawsuits and both filed motions with the appellate courts requesting affirmance of the district courts’ rulings. On May 12, 2004, the D.C. Circuit denied Verizon’s motion for summary affirmance and ordered the parties to submit additional briefs. On June 25, 2004, the Eleventh Circuit reversed portions of the lower court’s decision in the BellSouth case and remanded the case for further proceedings. We cannot predict the outcome of these proceedings at this time.

     On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. In its amended complaint, Verizon claims that we falsified trouble ticket reports with respect to the telephone lines that we ordered and seeks unspecified monetary damages, characterized as being in the “millions”, and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in favor of us and dismissed Verizon’s claims against us in their entirety. Verizon appealed the dismissal of its lawsuit and in July 2004 the Ninth Circuit Court of Appeals partially reversed the District Court’s decision and indicated that Verizon could attempt to pursue a claim against us for breach of contract. The matter has been sent back to the District Court for further proceedings. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.

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

     In addition, we are engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on our consolidated financial position and results of operations if we are denied or charged higher rates for transmission lines or central office spaces. In addition, one state public utility commission is considering applying a higher price for transmission lines on a retroactive basis to September 2002, which could result in our being required to pay the difference between the billed rate and the higher rate that may be set by the public utility commission.

Item 2. Changes in Securities and Use of Proceeds

     On June 8, 2004, we issued an aggregate of 19,558,953 shares of our common stock in connection with the acquisition of GoBeam, Inc. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California. We also sold 336,842 shares of our stock to three GoBeam employees at a purchase price of $0.001 per share pursuant to restricted stock purchase agreements. We have a right to repurchase these shares at the original purchase price and this right lapses over four years.

     On May 24, 2004, we issued 8,000 shares of our common stock to a consultant in exchange for his services. These shares were issued in a private placement under Section 4(2) of the Securities Exchange Act of 1933.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On June 10, 2004 we held our Annual Meeting of Stockholders. Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

     Proposal 1 - The election of two Class II directors to serve on our Board of Directors for a term to expire at the third succeeding annual meeting (expected to be the 2007 annual meeting) and until their successors are elected and qualified.

Name	For	Withheld
L. Dale Crandall	204,364,622	2,926,765
Hellene S. Runtagh	204,398,068	2,893,319

     Proposal 2 - Ratification of independent registered public accounting firm, PricewaterhouseCoopers LLP, for the 2004 fiscal year: 205,826,506 votes in favor, 1,226,564 votes against and 238,317 votes abstained.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

Exhibit			Incorporated by Reference		Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
31.1	Certification Pursuant to Rule 13a-14(a).					X

31.2	Certification Pursuant to Rule 13a-14(a).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

     b. Reports on Form 8-K

     We reported the following items on Form 8-K during the quarter ended June 30, 2004:

     On April 12, 2004, the Company issued a current report on Form 8-K, pursuant to Item 4 thereof, announcing its decision to retain PricewaterhouseCoopers LLP as its independent accountant for fiscal year 2004.

     On May 12, 2004, the Company furnished a current report on Form 8-K, pursuant to Item 12 thereof, announcing that it was filing for an extension of time to file its Form 10-Q for the quarter ended March 31, 2004.

     On May 17, 2004, the Company furnished a current report on Form 8-K, pursuant to Item 12 thereof, attaching a press release announcing its financial results for the quarter ended March 31, 2004.

     On June 1, 2004, the Company issued a current report on Form 8-K, pursuant to Item 5 thereof, attaching revised Items 7 and 8 to its amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003, to reflect the effect of a change in its segments.

     On June 22, 2004, the Company issued a current report on Form 8-K, pursuant to Item 2 thereof, announcing the completion of its acquisition of GoBeam, Inc.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.
By:	/s/ CHARLES E. HOFFMAN
Charles E. Hoffman
President, Chief Executive Officer and Director

Date: July 29, 2004

By:	/s/ MARK A. RICHMAN
Mark A. Richman
Executive Vice President and Chief Financial Officer

Date: July 29, 2004

Exhibit
Number	Description
31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.