Form 10-Q/A
period 2004-06-30
COVAD COMMUNICATIONS GROUP INC
filed 2004-11-04
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

COVAD COMMUNICATIONS GROUP, INC.

FORM 10-Q

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 filed with the Securities and Exchange Commission on July 30, 2004. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

The following is a list of the items of the quarterly report amended hereby (including a brief description of the change to each such item):

PART I

Item 1. Financial Statements.

•	Disclosure in Note 1 in the financial statements, “Basis of Presentation and Summary of Significant Accounting Policies — Use of Estimates” relating to the use of estimates in the accrual of a transaction — based tax.

•	Disclosure in Note 1 in the financial statements, “Basis of Presentation and Summary of Significant Accounting Policies - Collateralized Customer Deposit” relating to a collateralized customer deposit.

•	Additional disclosure in Note 1 in the financial statements, “Basis of Presentation and Summary of Significant Accounting Policies - Goodwill” relating to goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

•	Disclosure in “Results of Operations for the three and six months ended June 30, 2004 — Business Segment Information” relating to the Company’s business segment measure of profit or loss.

Item 4. Controls and Procedures.

•	Disclosure in “Changes in Internal Controls” relating to the restatement of deferred variable stock-based compensation expenses.

PART II

Item 6. Exhibits and Report on Form 8-K.

•	Amendment to reflect the exhibits filed with this amendment.

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

During the three months ended June 30, 2004, the Company ceased the accrual of a transaction-based tax because it determined it should not be subject to this tax. The Company believes that such determination prospectively removes the “probable” condition required by Statement of Financial Accounting Standards 5 (“FAS 5”) to accrue a contingent liability. For the three and six months ended June 30, 2004, this change in accounting estimate had the effect of lowering the Company’s cost of sales and its net loss by approximately $1,100 ($0.00 per share) when compared to the three and six months ended June 30, 2003. The Company did not reverse the liability of approximately $19,455 that was accrued at the statutory tax rate prior to the three months ended June 30, 2004, because the Company believes that the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by FAS 5. The Company believes that the criteria for derecognizing the liability for the tax reflected in its condensed consolidated balance sheet as of March 31, 2004 will be met when one of the following occurs: (i) a ruling, either judicial or from the IRS, that it is not subject to this tax, (ii) a ruling, either judicial or from the IRS, that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations .

During the three months ended June 30, 2004, the Company reduced its estimates of another transaction-based tax liability and certain employment related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns. These changes in accounting estimates reduced the Company’s cost of sales, selling, general and administrative expense and net loss by approximately $2,023, $1,971 and $3,994 ($0.02 per share), respectively, during the three and six months ended June 30, 2004. Furthermore, during the three months ended June 30, 2004, the Company reduced its estimates of property tax liabilities as a result of property tax assessments that were lower than its estimates. This change in accounting estimate reduced the Company’s cost of sales, selling, general and administrative expense and net loss by approximately $774, $231 and $1,005 ($0.00 per share), respectively, during the three and six months ended June 30, 2004.

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

     The Company determines its reporting units, for purposes of testing for impairment, by determining (i) how the Company manages its operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and the Company management regularly reviews such financial information, and (iii) how the acquired entity is integrated with the Company. Based on these criteria, the Company determined that its Wholesale and Direct segments are its reporting units.

     On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc., as described in Note 8, “Acquisition of Gobeam, Inc.”. The Company integrated and manages the GoBeam business within its Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

Collateralized Customer Deposit

     The Company entered into a 10-year resale agreement with SBC Communications (“SBC”) in December of 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. Under the arrangement with SBC, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the resale agreement, SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially all of the Company’s domestic assets. As the Company provides certain products and services to SBC, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of SBC’s right to do so under the resale agreement. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long term. The amount of billings expected over the next twelve months is an estimate based on the current quantity of products and services for which SBC is being billed, and the actual amount sold during this period may be greater or lesser than this estimated amount.

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

     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and six months ended June 30, 2004 and 2003 are as follows (the Company’s 2003 segment information has been restated to conform to the Company’s organizational structure in 2004):

For the
Three Months Ended			Total	Corporate	Intercompany	Consolidated
June 30, 2004:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$78,507	$28,819	$107,326	$—	—	$107,326
Cost of sales (exclusive of depreciation and amortization)	43,659	12,857	56,516	6,232	—	62,748
Selling, general and administrative expenses	2,299	6,565	8,864	23,014	—	31,878
Depreciation and amortization	—	—	—	19,204	—	19,204
Provision for restructuring expenses	92	131	223	—	—	223
Income (loss) from operations	32,457	9,266	41,723	(48,450)	—	(6,727)
Other expenses, net	—	—	—	679	—	679
Net income (loss)	$32,457	$9,266	$41,723	$(49,129)	—	$(7,406)
Total assets	$51,456	$18,439	$69,895	$355,556	—	$425,451

For the
Three Months Ended			Total	Corporate	Intercompany	Consolidated
June 30, 2003:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$71,481	$20,964	$92,445	$—	—	$92,445
Cost of sales (exclusive of depreciation and amortization)	50,065	9,597	59,662	8,970	—	68,632
Selling, general and administrative expenses	2,556	5,248	7,804	23,823	—	31,627
Depreciation and amortization	—	—	—	17,776	—	17,776
Provision for restructuring expenses	31	320	351	253	—	604
Income (loss) from operations	18,829	5,799	24,628	(50,822)	—	(26,194)
Other expenses, net	—	—	—	1,093	—	1,093
Net income (loss)	$18,829	$5,799	$24,628	$(51,915)	—	$(27,287)
Total assets	$56,273	$15,265	$71,538	$307,257	—	$378,795

For the
Six Months Ended			Total	Corporate	Intercompany	Consolidated
June 30, 2004:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$157,604	$58,199	$215,803	$—	—	$215,803
Cost of sales (exclusive of depreciation and amortization)	90,484	24,284	114,768	16,274	—	131,042
Selling, general and administrative expenses	5,157	11,826	16,983	48,197	—	65,180
Depreciation and amortization	—	—	—	38,450	—	38,450
Provision for restructuring expenses	279	253	532	238	—	770
Income (loss) from operations	61,684	21,836	83,520	(103,159)	—	(19,639)
Other expenses, net	—	—	—	1,298	—	1,298
Net income (loss)	$61,684	$21,836	$83,520	$(104,457)	—	$(20,937)

For the
Six Months Ended			Total	Corporate	Intercompany	Consolidated
June 30, 2003:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Domestic revenues from external customers, net	$144,851	$38,454	$183,305	$—	—	$183,305
Cost of sales (exclusive of depreciation and amortization)	99,960	18,559	118,519	18,990	—	137,509
Selling, general and administrative expenses	5,462	11,228	16,690	52,030	—	68,720
Depreciation and amortization	—	—	—	36,365	—	36,365
Provision for restructuring expenses	103	349	452	783	—	1,235
Income (loss) from operations	39,326	8,318	47,644	(108,168)	—	(60,524)
Other expenses, net	—	—	—	1,485	—	1,485
Net income (loss)	$39,326	$8,318	$47,644	$(109,653)	—	$(62,009)

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

Results of Operations for the three and six months ended June 30, 2004

Business Segment Information

     During the three and six months ended June 30, 2004 and 2003 we managed our business segments based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations were not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs, and enterprise and telecommunications carrier customers. Our direct segment, or Direct, is a provider of high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. We aggregated and reported all other business operations and activities as Corporate Operations. These operations and activities were primarily comprised of general corporate functions to support our revenue producing segments and included costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed or controlled by our business segments.

     We measure our business segments profitability as income from operations, excluding certain operating expenses such as depreciation and amortization, and other income and expenses items. We record business segments net revenues based upon the differences in customers and related marketing channels. Wholesale net revenues are primarily driven by products and services sold to large resellers, whereas Direct net revenues are primarily driven by products and services sold directly to end-users. Our business segments operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to our customers. Our business segments network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, customer premises equipment and equipment maintenance. Operating expenses also consist of labor and related non-labor expenses for customer care, dispatch, and repair and installation activities.

     We allocate network costs to our business segments based on their consumption of circuit or equipment capacity. End-user circuit costs are directly assigned to the segment based on the products and services sold. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. Customer premises equipment, or CPE, cost is directly assigned to the business segment based on installations performed and the cost of each product line’s specific CPE. Labor costs from our operations forces are allocated to our business segments based on resource consumption formulas primarily based on installations and percentage of total lines in service. Employee compensation for our sales forces are directly assigned to the business segments based on the customers they sell to and serve. Advertising and promotions are assigned to the business segments primarily based on expenditures incurred to stimulate demand for the target customer.

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

     Changes in Internal Controls. During the fiscal quarter covered by this report, we made the following change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting:

     During the review process for our condensed consolidated financial statements as of March 31, 2004 and for the quarter then ended, we determined that certain stock-based compensation that we began offering to employees in the third quarter of 2003 should have been subject to variable accounting and that the financial statements for the quarters ended September 30, 2003 and December 31, 2003, as well as for the year ended December 31, 2003, needed to be restated to account for this compensation. The restatement involved a non-cash compensation charge which reflects the impact of stock-based compensation expense for options subject to variable accounting that were issued under our 2003 Employee Stock Purchase Plan. See Note 15 in the financial statements included in Item 8 of our annual report on Form 10-K/A (Amendment No. 1) filed on May 17, 2004, for further discussion of this restatement. To address these matters, during the quarter ended March 31, 2004, we implemented an enhanced review procedure that provides for consultation with outside legal advisors and a coordinated analysis of stock-based compensation through a monthly review process involving our human resources, legal and finance departments, to ensure that stock-based compensation is properly evaluated and recorded when we implement or make changes to our stock-based compensation plans.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

Exhibit			Incorporated by Reference		Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
31.1	Certification Pursuant to Rule 13a-14(a).					X

31.2	Certification Pursuant to Rule 13a-14(a).					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q/A and are not deemed filed with the SEC.

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

     SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2004.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ MARK A. RICHMAN
Mark A. Richman
Executive Vice President and Chief Financial Officer

Exhibit
Number	Description
31.1	Certification Pursuant to Rule 13a-14(a).

31.2	Certification Pursuant to Rule 13a-14(a).

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q/A and are not deemed filed with the SEC.