Form 10-Q
period 2004-09-30
COVAD COMMUNICATIONS GROUP INC
filed 2004-11-09
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

     As of October 18, 2004 there were 260,652,933 shares outstanding of the Registrant’s Common Stock, including Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$97,623	$65,376
Short-term investments	65,287	48,969
Restricted cash and cash equivalents	2,842	2,892
Accounts receivable, net of allowances of $2,511 at September 30, 2004 ($4,951 at December 31, 2003)	30,094	28,528
Unbilled revenues	4,552	5,127
Other receivables	945	637
Inventories	4,432	5,335
Prepaid expenses and other current assets	5,400	3,761

Total current assets	211,175	160,625
Property and equipment, net	82,161	94,279
Collocation fees and other intangible assets, net	39,453	40,848
Goodwill	36,626	—
Deferred costs of service activation	29,582	31,486
Deferred customer incentives	3,120	4,431
Deferred debt issuance costs	4,446	—
Other long-term assets	2,357	3,042

Total assets	$408,920	$334,711

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,440	$12,982
Accrued compensation	16,951	21,661
Accrued collocation and network service fees	22,363	18,714
Accrued transaction-based taxes	33,469	35,268
Accrued interest	156	5,683
Accrued market development funds and customer incentives	5,260	7,024
Unresolved claims related to bankruptcy proceedings	364	7,378
Collateralized customer deposit	7,864	—
Unearned revenues	4,542	—
Other accrued liabilities	7,150	5,607

Total current liabilities	116,559	114,317
Long-term debt	125,000	50,000
Collateralized customer deposit	46,508	60,258
Deferred gain resulting from deconsolidation of subsidiary	53,963	53,963
Unearned revenues	51,714	61,726
Other long-term liabilities	2,357	—

Total liabilities	396,101	340,264

Contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common Stock, $0.001 par value; 590,000 shares authorized; 260,642 shares issued and outstanding at September 30, 2004 (230,163 shares issued and outstanding at December 31, 2003)	261	230
Common Stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	1,691,549	1,651,267
Deferred stock-based compensation	(1,602)	(14,459)
Accumulated other comprehensive loss	(1,010)	(953)
Accumulated deficit	(1,676,379)	(1,641,638)

Total stockholders’ equity (deficit)	12,819	(5,553)

Total liabilities and stockholders’ equity (deficit)	$408,920	$334,711

See accompanying notes to the condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues, net	$105,687	$100,507	$321,490	$283,812

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	65,939	77,215	196,981	214,724
Selling, general and administrative	35,488	37,627	100,668	106,347
Depreciation and amortization of property and equipment	14,078	13,054	42,735	41,399
Amortization of collocation fees and other intangible assets	5,328	4,775	15,121	12,795
Provision for restructuring expenses	145	—	915	1,235

Total operating expenses	120,978	132,671	356,420	376,500

Loss from operations	(15,291)	(32,164)	(34,930)	(92,688)
Other income (expense):
Interest income	1,044	448	1,879	1,737
Provision for impairment of investments in unconsolidated affiliates	—	(538)	—	(747)
Equity in losses of unconsolidated affiliates	—	(83)	—	(279)
Interest expense	(1,281)	(1,376)	(3,646)	(4,148)
Miscellaneous income, net	1,724	282	1,956	685

Other income (expense), net	1,487	(1,267)	189	(2,752)

Net loss	$(13,804)	$(33,431)	$(34,741)	$(95,440)

Basic and diluted net loss per share	$(0.05)	$(0.15)	$(0.14)	$(0.43)

Weighted-average number of common shares used in computing basic and diluted net loss per share	260,304	224,873	245,219	224,019

See accompanying notes to the condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(Restated)
Operating Activities:
Net loss	$(34,741)	$(95,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts (bad debt recoveries), net	(1,903)	26
Depreciation and amortization	57,856	54,194
Loss on disposition of property and equipment	152	221
Amortization of deferred stock-based compensation	896	9,613
Amortization of deferred customer incentives	1,311	—
Other stock-based compensation	14	86
Other non-cash charges	530	1,311
Accretion of interest on investments, net	(540)	(956)
Equity in losses of unconsolidated affiliates	—	279
Provision for impairment of investments in unconsolidated affiliates	—	747
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	870	(6,050)
Unbilled revenues	575	(1,881)
Inventories	927	(2,133)
Prepaid expenses and other current assets	(1,847)	3,332
Deferred costs of service activation	1,904	8,438
Accounts payable	2,092	1,609
Unresolved claims related to bankruptcy proceedings	(64)	151
Collateralized customer deposit	(5,886)	(5,987)
Other current liabilities	(9,075)	6,842
Unearned revenues	(5,470)	(10,327)

Net cash provided by (used in) operating activities	7,601	(35,925)

Investing Activities:
Purchases of short-term investments	(125,864)	(113,486)
Maturities of short-term investments	110,030	155,644
Restricted cash and cash equivalents	50	(145)
Purchases of property and equipment	(28,841)	(30,401)
Proceeds from sales of property and equipment	84	60
Recovery of internal use software costs	—	1,592
Payment of collocation fees and purchase of other intangible assets	(7,005)	(11,020)
Cash acquired through acquisition	107	—
Acquisition costs	(473)	—
Decrease of other long-term assets	720	21

Net cash used in investing activities	(51,192)	2,265

Financing Activities:
Principal payments under capital lease obligations	(132)	(134)
Proceeds from common stock issuance	4,190	5,172
Proceeds from common stock issuance related to acquisition	1,781	—
Proceeds from issuance of senior unsecured convertible bond, net	119,999	—
Principal payments of long-term debt	(50,000)	—

Net cash provided by financing activities	75,838	5,038

Net increase (decrease) in cash and cash equivalents	32,247	(28,622)
Cash and cash equivalents at beginning of period	65,376	94,416

Cash and cash equivalents at end of period	$97,623	$65,794

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$8,513	$9

Common stock issued in settlement of claims related to bankruptcy	$6,951	$—

Common stock, options, and warrants issued for acquisition of business	$39,363	$—

See accompanying notes to the condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. (“Covad”) and its wholly-owned subsidiaries (the “Company,” or “Covad”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include some of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     All information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2003.

Restatement

     As disclosed in the Company’s Form 10-K/A for the year ended December 31, 2003, as filed on May 17, 2004, the Company restated its previously filed financial statements for a misstatement related to the accounting for its 2003 Employee Stock Purchase Plan. For more information regarding the changes, refer to the Company’s Form 10-K/A as filed on May 17, 2004.

     The total impact of the restatement and prior period adjustments included in the filing as compared to the financial statements previously reported in the Company’s Form 10-K for the year ended December 31, 2003 and Form 10-Q for the three and nine months ended September 30, 2003 are summarized below (only line items that were impacted are presented):

	As of December 31, 2003
	Previously	As
	Reported	Restated
Condensed consolidated balance sheets:
Additional paid-in capital	$1,624,489	$1,651,267
Deferred variable stock-based compensation	$(52)	$(14,459)
Accumulated deficit	$(1,629,267)	$(1,641,638)

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Condensed consolidated statement of operations:
Cost of sales (exclusive of depreciation and amortization)	$74,052	$77,215	$211,803	$214,724
Selling, general and administrative	$32,510	$37,627	$102,189	$106,347
Total operating expenses	$124,383	$132,671	$368,212	$376,500
Loss from operations	$(23,876)	$(32,164)	$(84,400)	$(92,688)
Net loss	$(25,143)	$(33,431)	$(87,152)	$(95,440)
Basic and diluted net loss per share	$(0.11)	$(0.15)	$(0.39)	$(0.43)

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

     During the three and nine months ended September 30, 2004, the Company reduced its estimates on property tax liabilities, primarily caused by lower property tax valuations and actual tax assessments on our network assets. For the three and nine months ended September 30, 2004 this change in accounting estimate reduced the Company’s cost of sales by $1,050 and $1,824, respectively, selling general and administrative expenses by $313 and $544, respectively, and net loss by approximately $1,363 ( $0.01 per share) and $2,368 ($0.01 per share), respectively. In addition, during the three months ended June 30, 2004, the Company ceased the accrual of a transaction-based tax because it determined it should not be subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. The Company believes that such determination prospectively removes the “probable” condition required by Statement of Financial Accounting Standard 5 (“SFAS 5”) to accrue a contingent liability. For the three and nine months ended September 30, 2004, this change in accounting estimate had the effect of lowering the Company’s cost of sales and net loss, compared to the prior year period, by approximately $1,041 ($0.00 per share) and $2,141 ($0.01 per share), respectively. The Company did not reverse the liability of approximately $19,455 that was accrued at the statutory tax rate as of March 31, 2004, because the Company believes that the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. The Company believes that the criteria for derecognizing the liability for the tax reflected in its condensed consolidated balance sheet as of March 31, 2004, will be met when one of the following occurs: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that it is not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. Furthermore, during the three and nine months ended September 30, 2004, the Company recorded a bad debt recovery in the amount of $1,600 as a result of a settlement of a previously written down account receivables balance from one of its wholesale customers. For the three and nine months ended September 30, 2004, this change in accounting estimate reduced the Company’s selling, general and administrative expenses and net loss by $1,600 ($0.01 per share).

     During the nine months ended September 30, 2004, the Company reduced its estimates of a transaction-based tax liability and certain employment related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns. For the nine months ended September 30, 2004, these changes in accounting estimates reduced the Company’s cost of sales by $2,023, selling, general and administrative expenses by $1,971 and net loss by $3,994 ($0.02 per share).

     During the three and nine months ended September 30, 2003, the Company reduced its estimates of accrued liabilities for customer incentives based on the compilation of sufficient historical data with which to estimate sales incentives that will not ultimately be claimed by customers. For the three and nine months ended September 30, 2003, this change in accounting estimate increased the Company’s revenues by $927 and $1,662, respectively, and reduced the Company’s net loss by $927 ($0.00 per share) and $2,376 ($0.01 per share), respectively.

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

     The following table illustrates the pro forma effect on net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 had the Company applied the fair value method to account for stock-based awards to employees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net loss, as reported	$(13,804)	$(33,431)	$(34,741)	$(95,440)
Stock-based employee compensation expense (reversal) included in the determination of net loss, as reported	(1,079)	8,311	896	9,613
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(6,719)	(6,487)	(18,224)	(11,967)

Pro forma net loss	$(21,602)	$(31,607)	$(52,069)	$(97,794)

Basic and diluted net loss per common share:
As reported	$(0.05)	$(0.15)	$(0.14)	$(0.43)

Pro forma	$(0.08)	$(0.14)	$(0.21)	$(0.44)

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

     The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share presented in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted-average number of shares of common stock outstanding	260,495	224,873	245,299	224,019
Less weighted-average number of shares of common stock subject to repurchase	(191)	—	(80)	—

Weighted-average number of common shares used in computing basic and diluted net loss per share	260,304	224,873	245,219	224,019

     For the three and nine months ended September 30, 2004 and 2003, outstanding options and warrants were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Total outstanding options and warrants to purchase common stock at September 30, 2004 were 23,847 and 6,514 shares at weighted-average exercise price of $6.08 and $2.85, respectively. Total outstanding options and warrants to purchase common stock at September 30, 2003 were 26,659 and 6,512 shares at a weighted-average exercise price of $6.35 and $2.85, respectively.

     For the three and nine months ended September 30, 2004, common stock issuable upon the assumed conversion of convertible debentures were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

Comprehensive Loss

     Significant components of the Company’s comprehensive loss are as follows:

		Three Months Ended		Nine Months Ended
	Cumulative	September 30,		September 30,
	Amounts	2004	2003	2004	2003
	(Restated)
Net loss	$(1,676,379)	$(13,804)	$(33,431)	$(34,741)	$(95,440)
Unrealized gains (losses) on available-for-sale securities	(48)	50	(66)	(57)	(194)
Foreign currency translation adjustment	(962)	—	—	—	—

Comprehensive loss	$(1,677,389)	$(13,754)	$(33,497)	$(34,798)	$(95,634)

Goodwill

     Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded.

     The Company determines its reporting units, for purposes of testing for impairment, by determining (i) how the Company manages its operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and the Company management regularly reviews such financial information, and (iii) how the acquired entity, is integrated with the Company. Based on these criteria, the Company determined that its Wholesale and Direct segments are its reporting units.

     On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc., as described in Note 8, “Acquisition of GoBeam, Inc.” The Company integrated and manages the GoBeam business within its Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

Collateralized Customer Deposit

     The Company entered into a 10-year resale agreement with SBC Communications (“SBC”) in December of 2001 under which SBC, its affiliates or special agents will resell the Company’s digital subscriber line (“DSL”) services. Under the arrangement with SBC, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the resale agreement, SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially all of the Company’s domestic assets. As the Company provides certain products and services to SBC, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of SBC’s right to do so under the resale agreement. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long term. The amount of billings expected over the next twelve months is an estimate based on the current quantity of products and services for which SBC is being billed, and the actual amount sold during this period may be greater or lesser then this estimated amount.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board (“FASB”) approved Emerging Issue Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards (“SFAS”) 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared

(or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of EITF Issue 03-6 did not have a significant effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004.

     In January 2003, the FASB issued Interpretation, (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, (“VIE”), and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and it was effective March 31, 2004 for enterprises with VIEs created before February 1, 2003. The adoption of FIN 46 did not have a significant effect on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004.

Reclassifications

     Certain balances in the Company’s 2003 condensed consolidated financial statements have been reclassified to conform to the presentation in 2004.

2. Revenue Recognition

     Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. If a customer is (i) experiencing financial difficulties and, (ii) is not current in making payments for the Company’s services or, (iii) is essentially current in making payments but, subsequent to the end of the reporting period, the financial condition of such customer deteriorates significantly or such customer files for bankruptcy protection, then, based on this information, the Company may determine that the collectibility of revenues from this customer is not reasonably assured or its ability to retain some or all of the payments received from a customer that has filed for bankruptcy protection is not reasonably assured. Accordingly, the Company classifies this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers are recognized when cash for the services to those customers is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.

     Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $1,356 and $4,022 for the three and nine months ended September 30, 2004, respectively, and $1,422 and $3,681 for the three and nine months ended September 30, 2003, respectively.

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

     The Company has billing disputes with some of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within 30 days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes and (ii) future service cancellations. These charges to revenues amounted to $872 and $4,549 during the three and nine months ended September 30, 2004, respectively, and $459 and $2,079 during the three and nine months ended September 30, 2003, respectively.

Significant Customers

     As of September 30, 2004, the Company had over 370 resellers. For the three and nine months ended September 30, 2004, the Company’s 30 largest customers collectively comprised 92.8% and 93.3%, respectively, of the Company’s total wholesale revenues and 66.1% and 67.6%, respectively, of the Company’s total revenues. As of September 30, 2004, receivables from these 30 customers collectively comprised 68.3% of the Company’s gross accounts receivable balance. For the three and nine months ended September 30, 2003, these customers collectively comprised 95.9% and 95.2%, respectively, of the Company’s total wholesale revenues and 72.5% and 74.1%, respectively, of the Company’s total revenues. As of September 30, 2003, receivables from these customers collectively comprised 75.5% of the Company’s gross accounts receivable balance.

     For the three months ended September 30, 2004, Earthlink, Inc. and AT&T Corp. (“AT&T”), two of the Company’s wholesale customers, accounted for 16.1% and 13.5%, respectively, of the Company’s total net revenues. For the nine months ended September 30, 2004, these customers accounted for 17.2% and 13.3%, respectively, of the Company’s total net revenues. As of September 30, 2004, receivables from these customers comprised 18.1% and 18.8%, respectively, of the Company’s gross accounts receivable balance. No other individual customer accounted for more than 10% of the Company’s total net revenues during the three and nine months ended September 30, 2004.

     For the three months ended September 30, 2003, Earthlink, Inc. and AT&T accounted for 22.4% and 10.9%, respectively, of the Company’s total net revenues. For the nine months ended September 30, 2003, these customers accounted for 22.3% and 11.3%, respectively, of the Company’s total net revenues. As of September 30, 2003, receivables from these customers comprised 23.9% and 11.7%, respectively, of the Company’s gross accounts receivable balance. No other individual customer accounted for more than 10% of the Company’s total net revenues during the three and nine months ended September 30, 2003.

Wholesaler Financial Difficulties

     The Company believes that some of its reseller customers who (i) were essentially current in their payments for the Company’s services prior to September 30, 2004, or (ii) have subsequently paid all or significant portions of the respective amounts recorded as accounts receivable as of September 30, 2004, may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 6.9% and 7.9% of the Company’s total net revenues for the three and nine months ended September 30, 2004, respectively, and 18.8% and 22.5% of the Company’s total net revenues for the three and nine months ended September 30, 2003, respectively. As of September 30, 2004 and 2003, receivables from these customers comprised 9.0% and 25.8%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to September 30, 2004, revenues from such customers will only be recognized when cash is collected.

3. Customer Warrants

     On January 1, 2003, in conjunction with an amendment to an Agreement for Broadband Internet Access Services with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares for $0.94 per share; 1,000 shares for $3.00 per share; and 1,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the three months ended March 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because management believes that future revenues from AT&T will exceed the fair value of the warrants described above. This value was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants had been exercised or had expired as of September 30, 2004.

     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500 shares of the Company’s common stock for $1.06 per share, 1,000 shares of the Company’s common stock for $3.00 per share and 1,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model and the following assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive and is being recognized as a reduction of revenues on a straight-line basis over the five-year term. None of these warrants had been exercised or had expired as of September 30, 2004.

     The Company recorded amortization on the above described warrants in the amount of $437 and $1,311 for the three and nine months ended September 30, 2004, respectively, and $668 and $1,311 for the three and nine months ended September 30, 2003, respectively. As of September 30, 2004, the remaining balance to be amortized of such warrants was $3,120.

4. Reductions in Force

     During the three and nine months ended September 30, 2004, the Company reduced its workforce by approximately 8 and 61 employees, respectively, which represented approximately 0.7% and 5.5% of the Company’s workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. During the nine months ended September 30, 2003, the Company reduced its workforce by approximately 113 employees, which represented approximately 10.2% of the Company’s workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. None of these reductions occurred during the three months ended September 30, 2003.

     In connection with the reductions in force, the Company recorded charges to operations for the three and nine months ended September 30, 2004 of $145 and $915, respectively, relating to employee severance benefits that met the requirements for accrual. For the three and nine months ended September 30, 2004, $9 and $150, respectively, of these expenses related to cost of sales and the remaining $136 and $765, respectively, related to selling, general and administrative expenses. During the three and nine months ended September 30, 2004, the Company paid severance benefits of approximately $185 and $833, respectively. The Company is expected to pay substantially all of the remainder of the severance benefits accrued as of September 30, 2004 in the fourth quarter of 2004. The expenses associated with the reductions in force for the three and nine months ended September 30, 2004 were $8 and $287, respectively, related to the Company’s Wholesale business segment, and none and $253, respectively, related to the Company’s Direct business segment. The remaining expenses associated with these reductions in force during the three and nine months ended September 30, 2004 of $137 and $375, respectively, were related to the Company’s Corporate Operations.

     The Company recorded charges to operations for the nine months ended September 30, 2003 of $1,235, relating to employee severance benefits that met the requirements for accrual. For the nine months ended September 30, 2003, $242 of these expenses were charged to cost of sales and the remaining $993 were charged to selling, general and administrative expenses. During the three and nine months ended September 30, 2003, the Company paid severance benefits of approximately $147 and $1,235, respectively. The expenses associated with the reductions in force were $103 related to the Company’s Wholesale business segment, $349 related to the Company’s Direct business segment. The remaining $783 in expenses associated with these reductions in force were related to the Company’s Corporate Operations.

5. Long-Term Debt

     On March 10, 2004, the Company completed a private placement of $125,000 in aggregate principal amount of 3% Convertible Senior Debentures (“Debentures”) due 2024, which are convertible into shares of the Company’s common stock at a conversion price of approximately $3.1742 per share, subject to certain adjustments. The Debentures mature on March 15, 2024. The Company may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require the Company to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019. The holders of the Debentures will also have the ability to require the Company to purchase the Debentures in the event that the Company undergoes a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon. Net proceeds from the Debentures were approximately $119,999 after commission and other transaction costs. The Company incurred approximately $5,001 in transaction costs in conjunction with the placement of the Debentures. The debt issuance costs are being amortized to operations over sixty months, the period through to the first date that holders have the option to require the Company to purchase the Debentures.

     Under a resale registration rights agreement that the Company entered into in connection with the private placement of the Debentures, the Company agreed to file a registration statement on Form S-3 to register the resale of the Debentures and the common stock issuable upon conversion of the Debentures, by June 8, 2004, and to use reasonable best efforts to have it declared effective by October 6, 2004. If the registration statement is not declared effective by October 6, 2004, the Company must pay interest penalties until the earlier of the date in which the registration statement is declared effective or the date in which the registration statement is no longer required to be kept effective. Since the registration statement was not declared effective by this date, the Company must pay interest penalties that accrues at a rate equal to 0.25% per year of the aggregate principal amount of the Debentures until January 4, 2005. If the registration statement is not declared effective by January 4, 2005, the interest penalties will increase and will accrue at a rate equal to 0.50% per year of the aggregate principal amount of the Debentures.

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

     As of September 30, 2004 and 2003, there were approximately $1,327 and $8,494, respectively, in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of September 30, 2004 and 2003, the Company had recorded $364 and $7,378, respectively, for these unresolved claims in its condensed consolidated balance sheet. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s condensed consolidated balance sheet.

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

     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative action against the Company’s current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on behalf of the Company from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek to invalidate the Company’s election of directors in 2002, 2003 and 2004 because they claim that the Company’s proxy statements were misleading. The Company is unable to predict the outcome of this lawsuit.

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

     In September 2004 the Company reached a settlement in a legal dispute. In connection with this settlement the Company received a payment of $1.6 million.

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

Other contingencies

     As of September 30, 2004, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

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

     The Company is analyzing the applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. Due to the probable applicability of these taxes, the Company recorded an estimated liability through a charge to operations in the amount of $5,938 during the three months ended March 31, 2003. During the nine months ended September 30, 2004, the Company determined that it does not owe a portion of this tax, approximately $3,079. The Company intends to engage in discussions with state and federal tax authorities to settle these estimated tax liabilities. It is the Company’s opinion that such discussions will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2004, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

7. Business Segments

     The Company sells to businesses and consumers indirectly through Internet service providers, or ISPs, telecommunications carriers and other resellers. The Company also sells its services directly to business and consumer end-users through its field sales force, telephone sales, referral agents and its Web site. The Company was managed in 2003 as two strategic business units, Covad Strategic Partnerships, or CSP, and Covad Broadband Solutions, or CBS. Beginning in January 2004, the Company realigned its business and no longer maintains CSP and CBS as separate business units. The Company presently operates two business segments, wholesale and direct, which are described below in more detail.

     The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. The Company’s wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs and enterprise and telecommunications carrier customers. The Company’s direct segment, or Direct, is a provider of voice over Internet protocol, or VoIP, high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. All other business operations and activities of the Company are reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and other non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.

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

     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and nine months ended September 30, 2004 and 2003 are as follows (the Company’s 2003 segment information has been restated to conform to the Company’s organizational structure in 2004):

For the Three Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2004:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Revenues, net	$75,296	$30,391	$105,687	$—	—	$105,687
Cost of sales (exclusive of depreciation and amortization)	41,893	14,576	56,469	9,470	—	65,939
Selling, general and administrative	2,310	13,307	15,617	19,871	—	35,488
Depreciation and amortization	—	—	—	19,406	—	19,406
Provision for restructuring expenses	8	—	8	137	—	145
Income (loss) from operations	31,085	2,508	33,593	(48,884)	—	(15,291)
Other income (expense), net	—	—	—	1,487	—	1,487
Net income (loss)	$31,085	$2,508	$33,593	$(47,397)	—	$(13,804)
Total assets	$49,328	$54,646	$103,974	$304,946	—	$408,920

For the Three Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2003:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Revenues, net	$75,968	$24,539	$100,507	$—	—	$100,507
Cost of sales (exclusive of depreciation and amortization)	55,084	15,394	70,478	6,737	—	77,215
Selling, general and administrative	4,446	5,216	9,662	27,965	—	37,627
Depreciation and amortization	—	—	—	17,829	—	17,829
Provision for restructuring expenses	—	—	—	—	—	—
Income (loss) from operations	16,438	3,929	20,367	(52,531)	—	(32,164)
Other income (expense), net	—	—	—	(1,267)	—	(1,267)
Net income (loss)	$16,438	$3,929	$20,367	$(53,798)	—	$(33,431)
Total assets	$53,446	$16,843	$70,289	$285,894	—	$356,183

For the Nine Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2004:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Revenues, net	$232,900	$88,590	$321,490	$—	—	$321,490
Cost of sales (exclusive of depreciation and amortization)	132,377	38,860	171,237	25,744	—	196,981
Selling, general and administrative	7,467	25,133	32,600	68,068	—	100,668
Depreciation and amortization	—	—	—	57,856	—	57,856
Provision for restructuring expenses	287	253	540	375	—	915
Income (loss) from operations	92,769	24,344	117,113	(152,043)	—	(34,930)
Other income (expense), net	—	—	—	189	—	189
Net income (loss)	$92,769	$24,344	$117,113	$(151,854)	—	$(34,741)

For the Nine Months Ended			Total	Corporate	Intercompany	Consolidated
September 30, 2004:	Wholesale	Direct	Segments	Operations	Eliminations	Total
Revenues, net	$220,819	$62,993	$283,812	$—	—	$283,812
Cost of sales (exclusive of depreciation and amortization)	155,044	33,953	188,997	25,727	—	214,724
Selling, general and administrative	9,908	16,444	26,352	79,995	—	106,347
Depreciation and amortization	—	—	—	54,194	—	54,194
Provision for restructuring expenses	103	349	452	783	—	1,235
Income (loss) from operations	55,764	12,247	68,011	(160,699)	—	(92,688)
Other income (expense), net	—	—	—	(2,752)	—	(2,752)
Net income (loss)	$55,764	$12,247	$68,011	$(163,451)	—	$(95,440)

8. Acquisition of GoBeam, Inc.

     On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc., a Delaware corporation based in Pleasanton, California, that provides VoIP solutions to small and medium-sized businesses. The Company acquired GoBeam to accelerate its plan to enter the VoIP market. As a result of the acquisition, the Company has added a VoIP offering to its current portfolio of products and services. In addition, the Company also plans to realize costs synergies and strategic value from combining the two enterprises. These factors contributed to a purchase price that was in excess of the fair value of GoBeam’s net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization.

     As a result of the merger, the Company issued 18,724 shares of its common stock. Additionally, the Company has reserved 266 shares to cover shares issuable upon exercise of assumed GoBeam stock options and 3 shares to cover assumed warrants. Of the shares issued in conjunction with the merger, 2,216 shares have been placed in an escrow account until August 2005 to cover GoBeam’s indemnification obligations under the merger agreement.

     The Company accounted for the acquisition of GoBeam using the purchase method of accounting. Accordingly, the Company’s condensed consolidated financial statements include the results of operations of GoBeam for periods ending after the date of acquisition. The Company valued the common share options and warrants issued, for accounting purposes, based on an average market price of $2.08 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, June 4, 2004. The outstanding GoBeam stock options were converted into options to purchase approximately 266 shares of the Company’s common stock. In addition, the outstanding GoBeam warrants were converted into warrants to purchase 3 shares of the Company’s common stock. The value of the options and warrants was determined using the Black-Scholes option pricing model with inputs of 1.284 for volatility, four-year expected life and a risk-free interest rate of 3.27%. The values of the options and assumed warrants, as well as direct acquisition costs, were included as elements of the total purchase cost.

     The total purchase cost of the GoBeam acquisition has been allocated to the assets and liabilities of GoBeam based upon estimates of their fair values. The following tables set forth the total purchase cost and the allocation thereof:

Total purchase cost:
Value of common shares issued	$38,910
Value of assumed GoBeam options and warrants	454

39,364
Acquisition costs	473

Total purchase cost	$39,837

Purchase price allocation:
Tangible net liabilities acquired	$(4,479)
Intangible assets acquired:
Customer relationships	6,600
Internal use software	1,090
Goodwill	36,626

Total purchase consideration	$39,837

     The tangible assets of GoBeam acquired by the Company aggregating $1,723 consisted principally of cash, accounts receivable and property and equipment. The liabilities of GoBeam assumed by the Company aggregating $6,202 consisted principally of accounts payable and accrued expenses.

     The customer relationships were valued using an income approach, which projects the associated revenue, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through September 30, 2004, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships.

     The internal use software was valued using the replacement cost approach. This approach estimates value based upon estimated cost to recreate the software with equivalent functionality. Through September 30, 2004, this intangible asset was being amortized on a straight-line basis over a period of sixty months.

     Goodwill was determined based on the residual difference between the purchase cost and the values assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company will test for impairment of these assets on at least an annual basis.

     The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of GoBeam had occurred at the beginning of the periods presented. For the nine months ended September 30, 2004, net loss included GoBeam merger expenses of $4,247 (none for the three months ended September 30, 2004). For the three and nine months ended September 30, 2003, net loss included a charge of $1,848 for cost associated with the exit of a real estate property lease. This financial information does not purport to be indicative of the results of the operations that would have occurred had the acquisition been made at the beginning of the periods presented, or the results that may occur in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$105,687	$101,661	$324,441	$286,687
Net loss	$(13,804)	$(36,183)	$(42,311)	$(105,664)
Basic and diluted net loss per share	$(0.05)	$(0.15)	$(0.16)	$(0.43)

     Upon closing of the acquisition of GoBeam, the Company effectively granted 337 shares of restricted common stock to certain employees of GoBeam. The restricted stock was valued on the date of issuance at $1.96 and vested over a period of two years. Accordingly the Company recorded deferred stock-based compensation of $660 during the three months ended June 30, 2004. During the three months ended September 30, 2004, as a result of the resignation of one of the Company’s executive, the Company reversed $289 of such deferred stock-based compensation and cancelled 148 shares of the restricted common stock. The remaining net deferred stock-based compensation balance of $371 at September 30, 2004 is being amortized on an accelerated basis over the vesting period consisted with the method described in FIN 28.

     As part of the acquisition of GoBeam the Company sold 834 shares for $1,781, or $2.13 per share, to pay for GoBeam’s merger expenses.

9. Related Party Transactions

     A member of the Company’s Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of the Company’s resellers. The Company recognized revenues from TelePacific of $87 and $285 during the three and nine months ended September 30, 2004, respectively, and $169 and $560 for the three and nine months ended September 30, 2003, respectively. L. Dale Crandall, one of the Company’s directors, is also a director of BEA Systems, one of the Company’s suppliers. The Company paid $30 and $563 to BEA Systems during the three and nine months ended September 30, 2004, respectively, and $0 and $209 for the three and nine months ended September 30, 2003, respectively.

10. 2003 Employee Stock Purchase Plan

     In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period; or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ends in June 2005 is subject to variable accounting and accordingly the Company recorded deferred stock-based compensation of $14,448 as of September 30, 2004. During the three and nine months ended September 30, 2004 the Company recognized an expense (reversal) of $(1,143) and $759, respectively. The remaining net deferred stock compensation balance of $1,318 at September 30, 2004, which will fluctuate with changes in the Company’s stock price, is being amortized to operations over the remainder of the life of the offering period that is subject to variable accounting.

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

(All dollar and share amounts in thousands, except per share amounts)

Overview

Background

     We are a leading provider of voice over Internet Protocol, or VoIP, and high-speed data communications services. Our services include a range of high-speed, high-capacity, or broadband, Internet access connectivity and related services using digital subscriber line, or DSL, T-1, Virtual Private Network, or VPN, and Firewall technologies. In addition, we provide voice services using VoIP to small and medium-sized businesses. With approximately 2,050 collocation facilities, we believe we have the largest contiguous national broadband network. We provide services throughout the United States in 110 major metropolitan areas, giving us the ability to offer our services to more than 50 million homes and businesses. As of September 30, 2004, we had approximately 524,000 DSL and other high-speed lines in service.

     We sell to businesses and consumers indirectly through Internet service providers, or ISPs, telecommunications carriers and other resellers. We also sell our services directly to business and consumer end-users through our field sales force, telephone sales, referral agents and our Web site. We managed the Company in 2003 in two strategic business units, Covad Strategic Partnerships, or CSP, and Covad Broadband Solutions, or CBS. Beginning in January 2004, we realigned our business and no longer maintain CSP and CBS as separate business units. We presently operate two business segments, wholesale and direct, which are described in more detail below. We believe this realignment will lead to more efficient product development, sales and marketing because we will no longer have two separate groups providing similar functions.

Triennial Review

     As a result of the Federal Communications Commission, or FCC, decision in the Triennial Review, the incumbent local telephone companies, which include the four regional Bell operating companies, or RBOCs, are no longer required by law to provide us with line-shared telephone lines under Section 251 of the 1996 Telecommunications Act, although existing customers as of October 2, 2003 were grandfathered at current rates, terms and conditions. Line-sharing allows us to provide our Internet access services over the same telephone line that is being used by the incumbent local telephone company to provide voice services to an end-user. Consequently, our future ability to offer stand-alone Internet access using line-sharing which is the primary service that we and our resellers have historically used to provide services to consumers, will depend on whether we are able to enter into and maintain agreements with the incumbent local telephone companies to share access to the high frequency portion of their telephone lines on terms that are acceptable to us, or whether we are able to obtain favorable regulatory rulings.

     Pursuant to the FCC’s original Triennial Review decision, companies that compete with the incumbent local telephone companies retained access to switching and telephone lines provided by incumbent local telephone companies at discounted rates under an arrangement known as the Unbundled Network Element platform, or UNE-P, which these competing companies used to provide bundled voice and data services. This aspect of the order afforded us the opportunity to continue to partner with voice providers utilizing UNE-P to provide our data services in line-splitting relationships. In a line-splitting arrangement, the company that is competing with the incumbent local telephone company purchases a telephone line from the incumbent local telephone company and then sells voice service to an end-user in a bundle along with our Internet connectivity services. In contrast, in a line-sharing arrangement the voice service is provided to the end-user by the incumbent local telephone company and we separately provide our data services over the same telephone line. The UNE-P aspects of the FCC’s original decision were reversed by the United States Court of Appeals for the D.C. Circuit as described in “Recent Developments.” Two of our UNE-P provider customers have announced that they will stop marketing their services in several states as a result of recent regulatory developments. AT&T has also announced that it will stop marketing traditional voice and DSL services to consumers in all states. Our customers may make further changes in their strategies as a result of these developments, which could negatively affect us.

     The FCC’s ruling and the subsequent decision by the D.C. Circuit create a number of other uncertainties, challenges and opportunities for us. The final effect of these developments will be subject to further proceedings at the FCC and the reactions of the various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence their ultimate impact. As such, it is very difficult for us to predict with a high level of certainty the final effects of the Triennial Review. The direction and success of our strategy to utilize line splitting to support voice and data bundles offered by our reseller customers is likely to be substantially and negatively affected by these developments. As a result of these events we are exploring alternative methods of selling bundled voice and data services directly to end-users and to our resellers. We may be unsuccessful in identifying feasible or profitable alternatives.

Our Opportunities and Challenges

     Given the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:

     Efficient Use of Cash. Since we exited our voluntary bankruptcy proceedings at the end of 2001, we have been able to decrease the amount of cash used in our operations, and concluded September 30, 2004 with net working capital of approximately $95,000. During the three and nine months ended September 30, 2004, we generated $3,769 and $7,601, respectively, in positive cash flow from our operating activities. For the three months ending December 31, 2004, as part of our continued rollout of VoIP services we expect to continue quarterly spending levels of approximately $6,000 on promotions and advertising and lead generation activities. We also expect to incur additional expenses of approximately $2,000 for increased sales headcount to sell VoIP services. The additional usage of cash from the VoIP rollout will depend on many variables including our ability to control expenditures, primarily incremental selling, general and administrative expenses, the amount of capital expenditures that is required to expand this new business, the cost of development of operating support systems and software, and our ability to generate VoIP service revenues.

     Manage through a transition in the delivery of broadband Internet access services to consumers. The delivery of stand-alone high-speed Internet connectivity services by our ISP customers is facing intense competition from the incumbent telephone carriers and cable providers like Comcast, Adelphia and Cox Communications, who are aggressively pricing their consumer broadband services typically as part of a bundled service offering. We believe these market conditions have placed additional pricing pressure on Covad, reduced the number of orders for our services, and has caused a higher level of churn among our end-users. For the three months ended March 31, 2004 and June 30, 2004, these conditions caused reductions of approximately 1,200 and 1,400, respectively, in our total number of end-users. However, during the three months ended September 30, 2004, the company experienced an increase in net additions of approximately 10,500 subscribers, and we anticipate similar results in the number of net add additions for the three months ending December 31, 2004.

     A significant portion of our current orders are generated by line-splitting arrangements with voice providers, particularly AT&T, which are bundling our data services with their voice services. AT&T has, however, announced that it will stop marketing traditional voice and DSL services to consumers in all states. The viability of these line-splitting arrangements is dependent on the outcome of legal and FCC proceedings affecting UNE-P. We are also exploring other methods of selling bundled voice and data services directly to end-users and to our resellers. We may be unsuccessful in identifying feasible or profitable alternatives. Our operational results in 2004 and beyond will be significantly dependent on the extent to which we can continue sales of our services under bundling arrangements.

     Obtain acceptable line-sharing terms from the RBOCs. While we expect that the revenues we generate from line-sharing with the incumbent local telephone companies will decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local phone companies in almost all of the metropolitan areas where we offer our services, our ability to remain viable in these markets will depend on whether we are able to reach long-term agreements with the RBOCs, like our agreement with Qwest Communications International, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms

     Expand and Diversify our Sources of Revenue. We are taking steps to improve our prospects for revenue growth. First, we have expanded our network by adding central office locations, which will allow us to offer our services to more end-users. Second, we will continue our efforts to diversify our revenue sources by adding new services such as VoIP and by adding new resellers.

     New Market Opportunities. We plan to offer VoIP services in all of our markets by the end of 2004. We believe that VoIP services have the potential to be a significant contributor to our revenue growth in 2005 and beyond. Therefore, we are in the early stages of offering this capability, and our success in providing this new service will depend on our ability to offer a service that operates as a replacement for the voice services provided by other telephone companies and to continue to improve this service.

Recent Developments

     On August 21, 2003, the FCC issued its order in the Triennial Review. This order represented a significant development for us for a number of reasons, the most important of which we believe to be as follows:

•	The FCC is phasing out its rule requiring line-sharing pursuant to Section 251 of the 1996 Telecommunications Act over a three-year period. Line-sharing currently allows us to provision services using asymmetric DSL, or ADSL, technology over the same telephone line that the RBOC is using to provide voice services. The phase-out period will be handled in the following manner:

o	Our 235,800 line-shared customers as of October 2, 2003 will be grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $14,978 and $58,694, or 14.2% and 18.3%, of our revenues for the three and nine months ended September 30, 2004, respectively.

o	For line-shared customers acquired from October 3, 2003 to October 2, 2004, the FCC-mandated maximum price for the high-frequency portion of the telephone line will be 25% of the cost of a separate telephone line during the first year, 50% during the second year and 75% during the third year. After the third year, we will be required to transition these customers to new arrangements.

o	As of October 3, 2004, we cannot acquire new line-shared customers at regulated rates under Section 251 of the Telecommunications Act of 1996. We have reached agreements with three of the four RBOCs that provide us with continued access to line-sharing. Our agreement with Verizon expires January 31, 2005 and our agreement with SBC expires in September 2005. In the event that we do not obtain favorable regulatory rulings or enter into and maintain line-sharing agreements with the RBOCs, we will be required to purchase a separate telephone line in order to provide services to an end-user in the areas served by RBOCs. If this occurs we may stop selling stand-alone consumer grade services to new customers, because the cost of a separate telephone line is significantly higher than what we currently pay for a shared line. Our inability to acquire new line-shared customers would slow our growth and could require us to significantly change our business plan.

•	Incumbent local telephone companies are not required to allow us to access the packet-switching functions of fiber-fed telephone lines to provision DSL services. This means that, unless we reach agreements with the RBOCs or obtain favorable regulatory rulings from the FCC or state regulators, we will continue to be unable to provide our most commonly-used services to end-users served by fiber-fed lines. Our inability to access fiber-fed packet-switching functions is significant for our business because it preserves a substantial limit on the addressable market for our DSL services, thereby limiting our growth. In addition, the RBOCs are increasing their deployment of fiber-fed remote terminal architectures.

•	Incumbent local telephone companies were permitted to petition the various state utility commissions for authority to stop providing data transport between the telephone companies’ central offices at regulated rates, which are usually lower, on routes that have sufficient competitive alternatives to telephone company data transport services. We currently purchase this interoffice transport from the incumbent local telephone companies in order to carry traffic over our network.

•	Companies that compete with the incumbent local telephone companies continued to have access to the incumbent local telephone companies’ networks in order to provide their services under an arrangement known as the Unbundled Network Element platform, or UNE-P, subject to state public utilities commissions decisions removing this obligation under standards specified by the FCC. The continued existence of the UNE-P platform allowed us to continue to bundle our data services with the voice services of competitive telecommunications providers through line-splitting arrangements.

                 • The FCC also concluded that October 2, 2003 is the trigger date for “change of law” provisions in our interconnection agreements with the various incumbent local telephone companies. These agreements contain the prices and other terms for the telephone lines that we purchase from these incumbent local telephone companies, including the RBOCs. Each of the RBOCs has informed us that it wants to change the line-sharing terms and conditions of its agreements with us. We are negotiating these agreements and have entered into agreements with Qwest, Verizon and SBC. Our agreement with Verizon expires on January

31, 2005 and our agreement with SBC expires in September 2005. In addition to seeking long-term commercial agreements for line-sharing with each of the RBOCs (other than Qwest), we also intend to pursue continued access to line-sharing in arbitrations pursuant to our interconnection agreements with these RBOCs and through requests for regulatory relief from the FCC.

     On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit, or the Court, vacated aspects of the Triennial Review order. The Court:

•	Vacated the FCC’s decision to find nationwide impairment for mass market switching for UNE-P and to delegate to the state public utility commissions the authority to determine whether UNE-P should be made available. The Court concluded that the FCC does not have statutory authority to grant the states decision making power regarding the continued availability of UNE-P.

•	Vacated the FCC’s decision to make data transport between the telephone companies’ central offices available at regulated rates on a nationwide basis and to delegate to the state public utility commissions the authority to remove data transport on specific central office routes from the list of elements that are available at regulated rates. Based on this decision, some of the RBOCs have claimed that they no longer are required to provide us with this interoffice data transport at regulated rates. At least two of the incumbent local telephone companies have taken the position that their obligation to provide so-called “high-capacity” loops was removed as of the effective date of the D.C. Circuit decision. Although those companies have not specified what specific loop types they believe are included within the definition of “high-capacity” loops, the FCC has traditionally included T-1 loops within the definition of high-capacity loops.

•	Upheld the FCC’s decision to phase out line-sharing, and also upheld the FCC’s decision not to require the unbundling of access to fiber to the home and the packet-switching functions of fiber-fed telephone lines to provision DSL services.

     Requests for a stay of the D.C. Circuit Court’s decision pending Supreme Court review were denied. As a result, the Court’s decision to vacate aspects of the Triennial Review order became effective on June 15, 2004, and the portions of the rules that were vacated were no longer in effect.

     The FCC has begun a proceeding to develop new rules in light of the Court’s decision. Pending the completion of this proceeding, the FCC adopted interim rules on August 20, 2004. These interim rules require the incumbent local telephone companies to continue to provide mass-market switching for UNE-P, T-1s and transport between central offices at existing terms and conditions for a period of one year. During the first six months the prices for these network elements would remain the same. During the second six months the FCC has proposed that rates would increase by one dollar per line for UNE-P and by 15% for transport between central offices.

     As a result of the FCC’s proceeding to develop new rules and ongoing disputes regarding the interpretation of the interim rules, there is substantial uncertainty with respect to the incumbent local telephone companies’ continued obligations to provide network elements and services affected by the court’s decision. This process has been extremely disruptive to our partners who utilize UNE-P to provide competitive voice services as part of a bundle with our DSL services. Two of our UNE-P customers, including AT&T, have announced that they will stop offering consumer voice services in several states as a result of recent regulatory developments. Further, AT&T has announced that it will stop marketing traditional voice and DSL services to consumers in all states.

     The direction and success of our strategy could be substantially affected by changes in the critical elements of the original Triennial Review order, described above, as a result of these further proceedings. In addition, new rules, or unilateral actions by the incumbent local telephone companies in the absence of new rules, could impact our ability to access interoffice transport at regulated prices. As a result, we could be forced to pay significantly higher rates for such transport, which would increase our network costs.

     In the FCC’s pending proceeding to develop new permanent unbundling rules, the FCC is considering whether to retain unbundling requirements and associated regulated pricing for interoffice transport services we use to connect our central office facilities, as well as for T-1 loops that we use to provide services. Modifications of transport unbundling and pricing requirements could significantly increase our costs. If the Incumbent local telephone companies stop providing T-1 loops at regulated rates, and instead provide those loops under special access or other prices, our costs to provide business-class T-1 services, such as our TeleXtend and VoIP products, will increase significantly.

     Investors should review this discussion of the Triennial Review and the subsequent court decisions carefully to understand the potentially significant effects that these proceedings will have on our ability to continue to engage in our business as we have in the past, as the FCC’s rulings and the court decision create a number of uncertainties, challenges and opportunities for us. The final effect of the FCC’s rulings and related court decisions will be subject to the reactions of various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence their ultimate impact. As such, it is very difficult for us to predict the final effects of the Triennial Review with a high level of certainty.

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates:

•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty-four to forty-eight months using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over a range of twenty-four to forty-eight months.

•	We have credit risk with several customers. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. We determine our reporting units, for purposes of testing for impairment, by determining (i) how we manage our operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and our management regularly review such financial information, and (iii) how the acquired entity, is integrated with our operations. Based on these criteria, we determined that our Wholesale and Direct segments are our reporting units. On June 8, 2004, we completed the acquisition of all of the outstanding shares of privately-held GoBeam, Inc., as described in Note 8 to our condensed consolidated financial statements, “Acquisition of GoBeam, Inc.” We integrated and manage the GoBeam business within our Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

•	We consummated a plan of reorganization under Chapter 11 of the United States Bankruptcy Code on December 20, 2001. As of September 30, 2004, we had certain unresolved claims relating to our Chapter 11 bankruptcy proceedings that remain in dispute. Therefore, it is reasonably possible that such disputed bankruptcy claims could ultimately be settled for amounts that differ from the aggregate liability for such claims reflected in our condensed consolidated balance sheet as of September 30, 2004.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities required, if any, for loss contingencies is made after careful analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position and results of operations.

•	We are performing ongoing analysis of analyzing the applicability of certain transaction-based taxes to sales of our products and services and, purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect to our consolidated financial position and results of operations. In addition, we are currently analyzing the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes and the possible engagement in discussions with applicable jurisdictions will be concluded without a material adverse effect to our consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Nonqualified MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	We account for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our condensed consolidated statement of operations. We use the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires us to use option valuation models that were not developed for use in valuing employee stock options. Rather, such option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, we believe such existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board, or FASB, approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under Statement of Financial Accounting Standards, or SFAS, 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004.

     On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, such as mandatorily redeemable equity instruments. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for mandatorily redeemable instruments of non-public companies, to which the provisions of SFAS No. 150 must be applied in fiscal periods beginning after December 15, 2003. The application of SFAS No. 150 to pre-existing instruments should be recognized as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 150 had no effect on our condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004.

     In January 2003, the FASB issued Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements.” FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity, or VIE, and establishes guidance for the consolidation of VIEs that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIEs created after January 31, 2003, and it was effective March 31, 2004 for enterprises with VIEs created before February 1, 2003. The adoption of FIN 46 did not have an effect on our condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004.

Results of Operations for the three and nine months ended September 30, 2004

Business Segment Information

     During the three and nine months ended September 30, 2004 and 2003, we managed our business segments based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations were not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs, and enterprise and telecommunications carrier customers. Our direct segment, or Direct, is a provider of voice and data communication services, which include, VoIP, high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, and other organizations. We aggregated and reported all other business operations and activities as Corporate Operations. These operations and activities were primarily comprised of general corporate functions to support our revenue producing segments and included costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed or controlled by our business segments.

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

Revenues, net

     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP services, monthly billings for high-capacity circuits sold to our wholesale customers and to a lesser degree from dial-up services sold to end-users. Because we do not recognize revenue from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three and nine months ended September 30, 2004 and 2003 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and Federal Universal Service Fund, or FUSF, charges billed to our customers. Customer incentives and rebates that we offer to attract and retain customers are recorded as reductions to gross revenues. We regularly have billing disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.

     Our net revenues of $105,687 for the three months ended September 30, 2004 increased by $5,180, or 5.2%, over our net revenues of $100,507 for the three months ended September 30, 2003. The increase in our net revenues was primarily attributable to a $6,335 increase in broadband and VoIP revenue as a result of adding end-users to our network and a $3,274 reduction in customer rebates and incentives, which we record as reductions of revenue. The reduction in incentives and rebates resulted from lower sales to our wholesale customers. These increases were offset by a $3,878 reduction in installation fees and equipment sales, primarily driven by lower selling prices, some of which is attributable to the fact that we passed suppliers’ price reductions to our customers, and by a reduction of $638 in dial-up revenue. Reductions to revenues for billing disputes and money-back guarantees for early service termination were $872 and $459 during the three months ended September 30, 2004 and 2003, respectively.

     Our net revenues of $321,490 for the nine months ended September 30, 2004 increased by $37,678, or 13.3%, over our net revenues of $283,812 for the nine months ended September 30, 2003. The increase in our net revenues was primarily attributable to a $36,418 increase in broadband and VoIP revenue as a result of adding end-users to our network and a $10,572 reduction in customer rebates and incentives caused by lower sales to our wholesale customers. These increases were offset by a $8,904 reduction in installation fees and equipment sales, primarily driven by lower selling prices. Reductions to revenues for billing disputes and money-back guarantees for early service termination were $4,549 and $2,079 during the nine months ended September 30, 2004 and 2003, respectively.

     We expect the total of broadband and VoIP subscription billings and revenues to remain relatively flat for the three months ending December 31, 2004 because we do not expect our total number of end-users to change significantly. We believe that Incumbent local telephone companies and the cable companies will continue to offer aggressive price discounts on their consumer data communications services, which will continue to make it more difficult for our wholesale partners to add and retain end-users. In response to our competitors’ discounts, we have also decided to lower the prices for many of our high-speed data services, which will make it more difficult to increase our revenue. We expect that we will continue to lower our prices for many of our services. We plan to introduce new sales and marketing programs and create new services for our customers, which we anticipate will create additional sources of broadband and VoIP subscription billings and revenues. We expect the demand for our dial-up service to continue to decrease, which will continue to result in lower revenues from this service. We also expect customer rebates and incentives to continue to be an element of our sales and marketing programs to respond to competitive market conditions.

     As discussed in “Overview—Recent Developments,” a variety of regulatory events have created uncertainty for resellers who purchase our data services and combine them with their own UNE-P voice services and sell the resulting bundle to their customers. This uncertainty may cause these resellers to stop marketing these services or otherwise change their strategies. It is possible that these conditions will cause our revenue to decline in future periods.

     Segment Revenues and Significant Customers

     Our segment net revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Wholesale	$75,296	$75,968	$232,900	$220,819
Percent of total net revenues	71.2%	75.6%	72.4%	77.8%
Direct	$30,391	$24,539	$88,590	$62,993
Percent of total net revenues	28.8%	24.4%	27.6%	22.2%

     We had over 370 wholesale customers as of September 30, 2004 compared to approximately 270 as of September 30, 2003. The increase in 2004 from 2003 resulted primarily from the addition of smaller resellers. Our 30 largest wholesale customers comprised 66.1% and 67.6% of our total gross revenues for the three and nine months ended September 30, 2004, respectively, and 72.5% and 74.1% of our total gross revenues for the three and nine months ended September 30, 2003, respectively. As of September 30, 2004 and 2003, receivables from these customers collectively comprised 68.3% and 75.5%, respectively, of our gross accounts receivable balance.

     For the three months ended September 30, 2004, Earthlink, Inc. and AT&T Corp., two customers in our wholesale business segment, accounted for 16.1% and 13.5%, respectively, of our total net revenues. For the nine months ended September 30, 2004, these customers accounted for 17.2% and 13.3%, respectively, of our total net revenues. As of September 30, 2004, receivables from these customers comprised 18.1% and 18.8%, respectively, of our gross accounts receivable balance.

     For the three months ended September 30, 2003, Earthlink and AT&T Corp. accounted for 22.4% and 10.9%, respectively, of our total net revenues. For the nine months ended September 30, 2003, these customers accounted for 22.3% and 11.3%, respectively, of our total net revenues. As of September 30, 2003, receivables from these customers comprised 23.9% and 11.7%, respectively, of our gross accounts receivable balance.

     We had over 76,000 direct end-users as of September 30, 2004 compared to approximately 71,000 as of September 30, 2003. The increase in net revenues from our Direct business segment was primarily attributable to the increase in the subscriber base. As of September 30, 2004, we had approximately 373 business customers utilizing our small business VoIP services, a 20 percent increase over the 311 customers at the end of June 30, 2004. End-user VoIP stations increased to approximately 17,900 contributing approximately $2,200 in revenue for the three months ended September 30, 2004.

     Wholesaler Financial Difficulties

     We have identified certain of our customers who were essentially current in their payments for our services prior to September 30, 2004, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of September 30, 2004, that we believe may have a high risk of becoming financially distressed. Revenues from these customers accounted for approximately 6.9% and 7.9% of our total net revenues for the three and nine months ended September 30, 2004, respectively, and 18.8% and 22.5% of our total net revenues for the three and nine months ended September 30, 2003, respectively. As of September 30, 2004 and 2003, receivables from these customers comprised 9.0% and 25.8% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to September 30, 2004, revenue from such customers will be recognized when cash is collected, as described above.

Operating Expenses

     Operating expenses include cost of sales, selling, general and administrative expenses, depreciation and amortization expenses and provision for restructuring expenses.

     Our total operating expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Amount	$120,978	$132,671	$356,420	$376,500
Percent of total net revenues	114.5%	132.0%	110.9%	132.7%

     Cost of sales (exclusive of depreciation and amortization)

     Cost of sales consist primarily of the costs of provisioning and maintaining telecommunications circuits and central office space, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

     Our cost of sales was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Amount	$65,939	$77,215	$196,981	$214,724
Percent of total net revenues	62.4%	76.8%	61.3%	75.7%

     Our cost of sales for the three months ended September 30, 2004, decreased by $11,276, or 14.6%, when compared to our cost of sales for the three months ended September 30, 2003. The decrease in our cost of sales in absolute dollars and as a % of revenue for the three months ended September 30, 2004, was attributable to (i) a decrease in network costs of $339, primarily caused by a $2,659 reduction in installations expenses, offset by a $2,157 increase in network costs, primarily due to our new VoIP business, (ii) a $2,833 reduction in the cost of equipment sold, primarily resulting from the migration expenses associated with the Qwest customer lines acquisition that occurred during the three months ended September 30, 2003, (iii) a decrease in the amortization of network and product costs subject to deferral of $2,313, and (iv) a decrease in labor and other operating expenses of $3,700, primarily caused by a $4,641 reduction in incentive and stock-based compensation expenses, principally due to our 2003 employee stock purchase plan, or ESPP, which is subject to variable accounting, a $1,293 reduction in contract labor and other services, offset by $2,375 of transaction-based taxes associated with various tax settlements that occurred during the three months ended September 30, 2003. In addition, during the three months ended September 30, 2004, we reduced our estimates on property tax liabilities, primarily caused by lower property tax valuations and actual tax assessments on our network assets. This change in accounting estimate reduced our cost of sales and our net loss by approximately $1,050 during the three months ended September 30, 2004. Furthermore, during the three months ended June 30, 2004, we ceased the accrual of a transaction-based tax because we determined we should not be subject to this tax. This change in accounting estimate reduced, when compared to the prior period, our cost of sales and our net loss by approximately $1,041 during the three months ended September 30, 2004.

     Our cost of sales for the nine months ended September 30, 2004, decreased by $17,743, or 8.3%, when compared to our cost of sales for the nine months ended September 30, 2003. The decrease in our cost of sales in absolute dollars and as a % of revenue for the nine months ended September 30, 2004 was attributable to (i) a decrease in network costs of $2,470, primarily caused by a $5,561 reduction in installation expenses and continued network cost management, offset by a $2,919 increase in network costs, primarily due to the addition of subscribers to our network, (ii) a reduction in the cost of equipment sold of $3,016, primarily caused by the migration expenses associated with the Qwest customer line acquisition that occurred during the nine months ended September 30, 2003, (iii) a decrease in the amortization of network and product costs subject to deferral of $5,517, and (iv) a decrease in labor and other operating expenses of $753, primarily caused by a $8,141 reduction in salaries and incentive and stock-based compensation expenses, and $2,137 from charges recorded during the nine months ended September 30, 2003 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employee in prior periods, offset by a $4,896 increase in contract labor and other services, $3,716 from transaction-based tax settlements that occurred during the nine months ended September 30, 2003, a $934 increase in transaction-based taxes. Furthermore, during the nine months ended September 30,

2004, we ceased the accrual of a transaction-based tax because we determined we should not be subject to this tax. This change in accounting estimate reduced our cost of sales and our net loss by approximately $2,141, or $0.01 per share, during the nine months ended September 30, 2004. Lastly, during the nine months ended September 30, 2004, we changed our estimates of certain property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates reduced our cost of sales and our net loss by approximately $3,846 during the nine months ended September 30, 2004.

     For the three months ended September 30, 2004 and 2003, cost of sales were comprised of $41,893 and $55,084, respectively, from our Wholesale segment, $14,576 and $15,394, respectively, from our Direct segment and $9,470 and $6,737, respectively, from our Corporate Operations. The decrease in cost of sales for our Wholesale segment was primarily attributable to (i) a decrease in network related costs of $2,871, resulting from a reduction in installations, (ii) $3,553 from a decrease in labor and incentive expenses, (iii) $2,221 decrease in stock-based compensation expenses, due to our 2003 ESPP, (iv) $2,225 from a decrease in amortization of network and product costs subject to deferral, and (v) a $1,293 reduction in contract labor and other services. In addition, we ceased the accrual of a transaction-based tax of $1,041 as described above. The decrease in cost of sales for our Direct segment was primarily caused by a $2,833 reduction in the cost of equipment sold, primarily resulting from the migration expenses associated with the Qwest customer lines acquisition that occurred during the three months ended September 30, 2003, offset by an increase in network costs of $1,161 due to our new VoIP business and a $621 increase in labor and other operating expenses. The increase in cost of sales in our Corporate Operations was primarily attributable to a $1,039 increase in network related costs due to the addition of central office locations, $2,375 of transaction-based taxes associated with various tax settlements that occurred during the three months ended September 30, 2003, and a $1,900 increase in labor and other operating expenses, offset by a $1,378 decrease in stock-based compensation expenses related to our 2003 ESPP. In addition, we reduced our estimates on property tax liabilities by $1,050 as describe above.

     For the nine months ended September 30, 2004 and 2003, cost of sales were comprised of $132,377 and $155,044, respectively, from our Wholesale segment, $38,860 and $33,953, respectively, from our Direct segment and $25,744 and $25,727, respectively, from our Corporate Operations. The decrease in cost of sales for our Wholesale segment was primarily attributable to (i) a decrease in network related costs of $2,834, resulting from a reduction in installations, (ii) a $4,704 decrease in labor and other operating expenses, (iii) a $9,267 reduction in amortization of network and product cost subject to deferral, (iv) a $1,773 decrease in stock-based compensation expenses related our 2003 ESPP, and (v) a $1,293 reduction in contract labor and other service expenses. During the nine months ended September 30, 2004, we changed our estimates of certain liabilities for some elements of our network costs that are not yet billed by our suppliers, which caused a $889 reduction in our cost of sales. In addition, we ceased the accrual of a transaction-based tax, as described above, which reduced our cost of sales by $2,141. The increase in cost of sales for our Direct segment was due to a (i) a $315 increase in network related costs, primarily caused by $1,774 of cost improvements as a result of our continued network cost management activities, offset by a $2,385 increase in network costs, primarily due to the addition of subscribers to our network, (ii) a $2,737 increase in amortization of network an product costs subject to deferral, (iii) a $4,430 increase in labor, contract labor and other services; offset by a $3,016 decrease in the cost of equipment, due to the migration expenses associated with the Qwest customer lines acquisition that occurred during the nine months ended September 30, 2003. The slight increase in cost of sales in our Corporate Operations was primarily attributable to (i) a $1,268 increase in network costs due to the addition of central office locations, (ii) $3,716 of transaction-based taxes associated with various tax settlements that occurred during the nine months ended September 30, 2003, and (iii) a $1,709 increase in contract labor and other service expenses; offset by a (i) $1,100 decrease in stock-based compensation expenses related to our 2003 ESPP, and (ii) $2,137 from charges recorded during the nine months ended September 30, 2003 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employee in prior periods. In addition, we reduced our estimates on property tax liabilities by $3,846 as describe above.

     We expect our cost of sales to increase in future periods to the extent we are able to add subscribers and services to our network. In addition, with the acquisition of GoBeam, we also expect to incur higher cost of sales as a result of the addition of GoBeam’s employees and other cost of sales associated with the sale of VoIP services. Our ability to add subscribers to our network is, however, subject to the regulatory uncertainty noted in the following paragraph.

     As discussed in the “Overview — Recent Developments” and in “Part II, Item 1 Legal Proceedings”, as a result of the FCC’s Triennial Review decision, and subsequent proceedings, there is uncertainty concerning our ability to purchase some of the network elements we purchase from the incumbent local phone companies. As a result of those legal and regulatory proceedings, it is possible that the incumbent local phone companies could substantially increase the cost or reduce the availability of some network elements. Other state or federal regulatory proceedings could also reduce our access to, or increase the prices for, unbundled network elements. These regulatory decisions could substantially increase our overall network cost structure or cause us to cease delivering certain services, and, accordingly, adversely affecting our revenue.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of salaries and related expenses and our promotional and advertising expenses.

     Our selling, general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Amount	$35,488	$37,627	$100,668	$106,347
Percent of total net revenues	33.6%	37.4%	31.3%	37.5%

     Our selling, general and administrative expenses for the three months ended September 30, 2004, decreased by $2,139, or 5.7%, when compared to our selling, general and administrative expenses for the three months ended September 30, 2003. The decrease in selling, general and administrative expenses for the three months ended September 30, 2004 was primarily attributable to (i) a $7,793 reduction in incentive and stock-based compensation expenses, principally due to our 2003 ESPP, which is subject to variable accounting, (ii) $1,678 from bad debt recoveries, primarily as a result of a distribution by MCI, (iii) a reduction of $419 contract labor and professional services; offset by (i) an increase of $6,650 in advertising expenses, primarily to promote our VoIP product line, and (ii) a $1,239 increase in employee compensation, principally due to our acquisition of GoBeam. In addition, during the three months ended September 30, 2004, we reduced our estimates on our property tax liabilities, primarily caused by lower property tax valuations and actual tax assessments on our network assets. This change in accounting estimate reduced our selling, general and administrative expenses and our net loss, compared to the prior period, by approximately $313 during the three months ended September 30, 2004.

     For the nine months ended September 30, 2004, our selling, general and administrative expenses decreased by $5,679, or 5.3%, when compared to our selling, general and administrative expenses for the nine months ended September 30, 2003. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2004 was primarily attributable to (i) a $8,380 reduction in incentive and stock-based compensation expenses, principally due to our 2003 ESPP, which is subject to variable accounting, (ii) $3,800 from charges recorded during the nine months ended September 30, 2003 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employee in prior periods, (iii) $1,928 from bad debt recoveries, offset by a $11,056 increase in advertising expenses, which include expenditures to promote our VoIP product line. In addition, during the nine months ended September 30, 2004, we changed our estimates of certain property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates reduced our selling, general and administrative expenses and our net loss by approximately $2,515 during the nine months ended September 30, 2004.

     For the three months ended September 30, 2004 and 2003, selling, general and administrative expenses were comprised of $2,310 and $4,446, respectively, from our Wholesale segment, $13,307 and $5,216, respectively, from our Direct segment and $19,871 and $27,965, respectively, from our Corporate Operations. The decrease in selling, general and administrative expenses in our Wholesale segment was primarily attributable to a $1,634 reduction in incentive and stock-based compensation expenses, principally due to our 2003 ESPP, and $502 decrease in advertising expenses. The increase in selling, general and administrative expenses in our Direct segment was attributable to a $7,262 increase in sales and advertising expenses, and a $1,239 increase in employee compensation, principally due to our acquisition of GoBeam. The decrease in selling, general and administrative expenses in our Corporate Operations was primarily due to $5,934 reduction in incentive and stock-based compensation expenses, principally due to our 2003 ESPP, and $1,678 from bad debt recoveries. In addition, we reduced our estimates on our property tax liabilities by $313 as described above.

     For the nine months ended September 30, 2004 and 2003, selling, general and administrative expenses were comprised of $7,467 and $9,908, respectively, from our Wholesale segment, $25,133 and $16,444, respectively, from our Direct segment and $68,068 and $79,995, respectively, from our Corporate Operations. The decrease in selling, general and administrative expenses in our Wholesale segment was primarily attributable to $1,932 reduction in incentive and stock-based compensation expenses, primarily due to our 2003 ESPP, and $509 decrease in advertising expenses. The increase in selling, general and administrative expenses in our Direct segment was primarily attributable to $10,720 increase in sales and advertising expenses, offset by $2,031 decrease in incentive and stock-based compensation expenses related to our 2003 ESPP. The decrease in selling, general and administrative expenses in our Corporate Operations was primarily due to $4,438 reduction in incentive and stock-based compensation expenses, principally due to our 2003 ESPP, $3,800 from charges recorded during the nine months ended September 30, 2003 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employee in prior periods, and $1,928 from bad debt recoveries, offset by $1,045 increase in other expenses. In addition, we reduced $2,515 in our estimates of certain property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our network assets as described above.

     We expect to incur higher selling, general and administrative expenses as a result of the addition of GoBeam’s employees and increased marketing efforts associated with sales of VoIP services.

     Depreciation and Amortization

     We recorded depreciation and amortization expense for property and equipment in the amount of $14,078 for the three months ended September 30, 2004, an increase of $1,024, or 7.8%, from depreciation and amortization expense for property and equipment of $13,054 recorded for the three months ended September 30, 2003. We recorded depreciation and amortization expense for property and equipment in the amount of $42,735 for the nine months ended September 30, 2004, an increase of $1,336, or 3.2% from depreciation and amortization expense for property and equipment of $41,399 recorded for the nine months ended September 30, 2003. The increase in depreciation is primarily attributable to the expansion of our network during 2004. We expect depreciation and amortization to increase in future periods as we expand the footprint of our network and add more end-users. This increase in depreciation will be partially offset as historical assets become fully depreciated.

     Amortization of intangible assets was $5,328 for the three months ended September 30, 2004, representing an increase of $553, or 11.6%, over the amortization of intangible assets of $4,775 for the three months ended September 30, 2003. Amortization of intangible assets was $15,121 for the nine months ended September 30, 2004, representing an increase of $2,326, or 18.2%, over the amortization of intangible assets of $12,795 for the nine months ended September 30, 2003. The increase from 2003 to 2004 resulted from the resumption of our network build and augmentation in selected markets during the latter portion of 2003 and the nine months ended September 30, 2004, which increased collocation fee expenditures and related amortization expenses. In addition amortization of other intangibles, primarily resulting from the acquisition of GoBeam, contributed to the increase in amortization.

     As explained above, we do not allocate depreciation and amortization expense to our business segments.

     Provision for Restructuring Expenses

     During the three and nine months ended September 30, 2004, we reduced our workforce by approximately 8 and 61 employees, respectively, which represented approximately 0.7% and 5.5% of our workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. During the nine months ended September 30, 2003, we reduced our workforce by approximately 113 employees, which represented approximately 10.2% of our workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. None of these reductions occurred during the three months ended September 30, 2003.

     In connection with the reductions in force, we recorded charges to operations for the three and nine months ended September 30, 2004 of $145 and $915, respectively, relating to employee severance benefits that met the requirements for accrual. For the three and nine months ended September 30, 2004, $9 and $150, respectively, of these expenses related to cost of sales and the remaining $136 and $765, respectively, related to selling, general and administrative expenses. During the three and nine months ended September 30, 2004, we paid severance benefits of approximately $185 and $833, respectively. We are expected to pay substantially all of the remainder of the severance benefits accrued as of September 30, 2004 in the fourth quarter of 2004. The expenses associated with the reductions in force for the three and nine months ended September 30, 2004 were $8 and $287, respectively, related to our Wholesale business segment, and none and $253, respectively, related to our Direct business segment. The remaining expenses associated with these reductions in force during the three and nine months ended September 30, 2003 of $137 and $375, respectively, were related to our Corporate Operations.

     We recorded charges to operations for the nine months ended September 30, 2003 of $1,235, relating to employee severance benefits that met the requirements for accrual. For the nine months ended September 30, 2003, $242 of these expenses were charged to cost of sales and the remaining $993 were charged to selling, general and administrative expenses. During the three and nine months ended September 30, 2003, we paid severance benefits of approximately $147 and $1,235, respectively. The expenses associated with the reductions in force were $103 related to our Wholesale business segment, $349 related to our Direct business segment. The remaining $783 in expenses associated with these reductions in force were related to our Corporate Operations.

Other Income (Expense)

     Net Interest Expense

     Net interest expense was $237 and $1,767 for the three and nine months ended September 30, 2004, respectively, and $928 and $2,411 for the three and nine months ended September 30, 2003, respectively. Net interest expense during the three and nine months ended September 30, 2004 consisted principally of interest expense on our 3% convertible senior debentures due 2004 and 11% long-term note payable to SBC Communications Inc., which we repaid in March of 2004, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense during the three and nine months ended September 30, 2003 consisted of interest expense on our 11% long-term note payable to SBC Communications Inc., less interest income earned on our cash, cash equivalents and short-term investments balances. We expect future net interest to be limited to the interest on our 3% convertible senior debentures due 2004 offset by interest income on our cash balances. We expect this interest expense to increase in the fourth quarter of 2004 because we were unable to register on Form S-3 these Debentures, and the common stock into which they may be converted, by October 6, 2004. Since we were unable to complete this registration process by that date, the interest on the Debentures increased to 3.25% on October 6, 2004, and will remain at this rate until the registration process is completed. We are continuing our efforts to complete the registration process, however, if the Company is unable to complete the registration process by January 4, 2005, the interest rate will increase to 3.50%. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

     Investment Losses

     We recorded losses and write-downs on investments for the three months ended September 30, 2003 in the amount of $621. This included an impairment write-down of an equity investment of $538 and our equity in the losses of unconsolidated affiliates of $83. We recorded losses and write-downs on investments for the nine months ended September 30, 2003 in the amount of $1,026. This included an impairment write-down of an equity investment of $747 and our equity in the losses of unconsolidated affiliates of $279. We did not record similar losses or write-downs on investments during the three and nine months ended September 30, 2004.

     Miscellaneous Income (Expense)

     We recorded miscellaneous income (expense) of $1,724 and $1,956 for the three and nine months ended September 30, 2004, respectively, and $282 and $685 for the three and nine months ended September 30, 2003, respectively. The increase from 2003 to 2004 resulted principally from a litigation settlement that resulted in a cash receipt of approximately $1,600 during the three and nine months ended September 30, 2004.

Income Taxes

     Because we incurred operating losses during all periods presented, we made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements.

Related Party Transactions

     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of our resellers. We recognized revenues from TelePacific of $87 and $285 during the three and nine months ended September 30, 2004, respectively, and $169 and $560 during the three and nine months ended September 30, 2003, respectively. L. Dale Crandall, one of our directors and chairman of the Audit Committee, is also a director of BEA Systems, one of our vendors. We paid $30 and $563 to BEA Systems during the three and nine months ended September 30, 2004, respectively, and none and $209 during the three and nine months September 30, 2003, respectively. We believe the terms of these transactions are comparable to transactions that would likely be negotiated with clearly independent parties.

Liquidity and Capital Resources

     We have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. Our capital expenditures were $35,846 for the nine months ended September 30, 2004. We expect that in future periods our capital expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively lower than the current period while incremental, or “success-based”, capital expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network.

     As of September 30, 2004, we had an accumulated deficit of $1,676,379 and unrestricted cash, cash equivalents and short-term investments of $162,910. In addition, we had stockholders’ equity of $12,819 as of September 30, 2004.

     Net cash provided in our operating activities was $7,601 for the nine months ended September 30, 2004, due primarily to the net loss of $34,741; a decrease in collateralized customer deposits of $5,886 as a result of one of our wholesale customers utilizing part of its prepayment; a decrease in other current liabilities of $9,075, primarily driven by the payment of accrued interest on our debt; a decrease in unearned revenues of $5,470 and a decrease in deferred costs of service activation of $1,904, which were both driven by decrease in initial set up fees and related costs; offset by depreciation and amortization charges of $57,856; an increase in prepaid expenses and other current assets of $1,847, and a decrease in accounts payable of $2,092, primarily driven by the timing of our payments to vendors.

     Net cash used in our investing activities was $51,192 for the nine months ended September 30, 2004. The net cash used in our investing activities during this period was primarily due to purchases of short-term investments of $125,864 and capital expenditures of $35,846, offset by maturities of short-term investments of $110,030.

     Net cash provided by our financing activities was $75,838 for the nine months ended September 30, 2004. The net cash provided by our financing activities during this period was primarily due to proceeds from issuance of our 3% senior convertible debentures of $125,000 and proceeds from the issuance of common stock of $5,971, offset by principal payments of our long term debt of $50,000 and payments of $5,001 expenses associated with our debenture offering.

     As of September 30, 2004, we had $97,623 in unrestricted cash and cash equivalents, and $65,287 in unrestricted short-term investments. As a result of the GoBeam acquisition, we expect to use additional cash resources primarily to increase sales and marketing activities as we expand the offering of VoIP services to new markets across our broadband network. The amount of this additional usage of cash from the GoBeam acquisition will depend on our ability to control incremental selling, general and administrative expenses, the amount of capital expenditures that are required to expand this new business, development of operating support systems and software, and our ability to generate VoIP service revenues.

     Adverse business, legal, regulatory or legislative developments may require us to raise additional financing, raise our prices or decrease our cost structure. If we are unable to acquire additional capital on favorable terms if needed, or are required to raise it on terms that are less satisfactory than we desire, our financial condition will be adversely affected. Our future cash requirements for the next twelve months and for the long-term for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:

•	our acquisition of GoBeam, Inc., including cash we use to further develop our VoIP capabilities, improve our systems and software to support VoIP and expand the marketing of VoIP services following the closing of the acquisition;

•	the effect of the FCC’s decision in the Triennial Review, our continuing ability to access line-shared telephone wires and our ability to obtain access to the Incumbent local telephone companies’ remote terminals and other facilities, all at reasonable prices;

•	the availability of UNE-P to our customers who purchase our DSL services and bundle them with their competitive telephone services;

•	the rate at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	the financial condition of our customers;

•	the level of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	the rate at which we invest in engineering, development and intellectual property with respect to existing and future technology;

•	the operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	the number of regions entered, the timing of entry and services offered.

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

     Our contractual debt, lease and purchase obligations as of September 30, 2004 for the next five years, and thereafter, were as follows:

	2004	2005-2006	2007-2008	Thereafter	Total
Note payable to debentures	$—	$—	$—	$125,000	$125,000
Capital leases	15	470	24	—	509
Office leases	1,228	7,583	4,780	735	14,326
Other operating leases	34	218	3	—	255
Purchase obligations	5,166	4,475	—	—	9,641

	$6,443	$12,746	$4,807	$125,735	$149,731

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

     In 2002, we entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to us. We have a monthly minimum usage requirement which began in June 2002. The agreement expires in May 2005 and has a remaining purchase obligation of $5,360 as of September 30, 2004. Similarly, in 2002 we entered into a three-year, non-exclusive agreement with AT&T Corp. for the right to provide certain data services to us. We have an annual minimum usage requirement which began in January 2002. The agreement expires in December 2004 and we have a minimum remaining aggregate purchase obligation of approximately $2,875 for 2004 all of which remains unutilized at September 30, 2004. In addition, in 2002, we entered into a four-year, non-exclusive agreement with AT&T Corp. for the right to provide long distance services to us. We have an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $1,406 as of September 30, 2004.

Risk Factors

     The following is a summary list of some of the risk factors relating to our Company. For additional detail regarding these and other risk factors, please refer to “Part I, Item 1, Business — Risk Factors” found in our 2003 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2004.

•	Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

•	Charges for network elements are generally outside of our control because they are proposed by the Incumbent local telephone companies and are subject to costly regulatory approval processes.

•	Our business will suffer if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

•	We may need to raise additional capital under difficult financial market conditions.

•	In order to become cash flow positive and to achieve profitability, we must add end-users to our network and sell additional services to our existing end-users while minimizing the cost to expand our network infrastructure.

•	If we do not reduce our end-user disconnection rate, our revenue and end-user growth will decline.

•	We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

•	If we fail to improve and maintain our internal controls, our ability to provide accurate financial statements could be impaired, and any failure to maintain our internal controls and provide accurate financial statements could cause our stock price to decline substantially.

•	We depend on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.

•	Some of our resellers are facing financial difficulties, which makes it more difficult to predict our revenues.

•	Our development of our direct business poses operational challenges and may cause our resellers to place fewer orders with us or may cause us to lose resellers.

•	The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.

•	The broadband communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use.

•	A system failure could delay or interrupt service to our customers, which could reduce demand for our services.

•	A breach of network security could delay or interrupt service to our customers, which could reduce demand for our services.

•	Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations.

•	We depend on a limited number of third parties for equipment supply, service and installation and if we are unable to obtain these items from these third parties we may not be able to deliver our services as required.

•	We have made and may make acquisitions of complementary technologies or businesses in the future, which may disrupt our business and be dilutive to our existing stockholders.

•	The unpredictability of our revenues, along with other factors, may cause the price of our common stock to fluctuate and could cause it to decline.

•	We use third party vendors in India for tasks that were previously done by our employees.

•	We must pay federal, state and local taxes and other surcharges on our service, the levels of which are uncertain.

•	We are a party to litigation and adverse results of such litigation matters could negatively impact our financial condition and results of operations.

•	Our intellectual property protection may be inadequate to protect our proprietary rights.

•	Substantial leverage and debt service obligations may adversely affect our cash flow.

•	Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Forward-Looking Statements

     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	the impact of the FCC’s decisions in the Triennial Review and our continuing ability to purchase line-sharing at rates that allow us to sell consumer-grade services;

•	expectations regarding the continuing deployment of local voice services by providers other than the incumbent local telephone companies and our ability to bundle our data services with their voice services, particularly in light of the recent decision of the United States Court of Appeals for the D.C. Circuit vacating portions of the Triennial Review order;

•	expectations regarding the extent to which customers purchase our services;

•	expectations regarding our relationships with our strategic partners and other potential third parties;

•	expectations as to pricing for our services in the future;

•	expectations as to the impact of our service offerings on our margins;

•	the possibility that we will increase our revenues;

•	the impact of advertising on brand recognition and operating results;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including expectations regarding when we anticipate operating on a cash flow positive basis, the adequacy of our cash reserves, our monthly burn rate and the number of installed lines;

•	plans to develop and commercialize value-added services;

•	our anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	the effect of regulatory changes;

•	the effect of litigation currently pending; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.

     These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

•	adapt our business plan in response to further developments resulting from the FCC’s Triennial Review order;

•	collect receivables from customers;

•	retain end-users that are served by customers facing financial difficulties;

•	market our services to customers;

•	generate customer demand for our services;

•	defend our company against litigation;

•	reduce our operating costs and overhead while continuing to provide good customer service;

•	achieve favorable pricing for our services;

•	respond to increasing competition;

•	manage growth of our operations; and

•	access regions and negotiate suitable interconnection agreements with the incumbent local telephone companies in the areas where we provide service, all in a timely manner, at reasonable costs and on satisfactory terms that provide us with access to line-sharing and remote terminals.

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

Item 3. Market Risk

Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because a substantial majority of our investments are short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. In addition, all of our outstanding indebtedness as of September 30, 2004 is fixed-rate debt.

     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments and restricted cash and cash equivalents as of September 30, 2004 (in thousand):

	Carrying Value	Interest Rate
Cash and cash equivalents	$97,623	1.32%
Short-term investments	65,287	1.52%
Restricted cash and cash equivalents	2,842	1.65%

	$165,752	1.40%

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

     Changes in Internal Controls. During the fiscal quarter covered by this report, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

     Sarbanes-Oxley Section 404 Compliance. Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) our management will be required to provide an assessment of the effectiveness of our internal controls over financial reporting in our annual report for our fiscal year 2005, and our independent auditors will be required to attest to this assessment. We are in the process of completing the documentation of our controls and testing their effectiveness and expect that our management will be able to provide a favorable assessment and that our auditors will concur with this assessment. However, this evaluation and attestation process is new and neither we nor our auditors have significant experience with it, and we cannot be assured that we and our auditors will reach a favorable conclusion under Section 404. If we or our auditors fail to do so on a timely basis, investor confidence in us could be adversely affected and our results of operations could be adversely affected as we seek to address any shortcomings, and as a result our stock price could decline.

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

     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative action against our current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on behalf of the company from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek to invalidate our election of directors in 2002, 2003 and 2004 because they claim that our proxy statements were misleading. While we believe the contentions of Mr. Khanna referred to above are without merit, and the company and its directors will vigorously defend themselves, we are unable to predict the outcome of this lawsuit.

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

     None.

Item 6. Exhibits

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

Date: November 9, 2004

	By:	/s/ MARK A. RICHMAN

Mark A. Richman
Executive Vice President and
Chief Financial Officer

Date: November 9, 2004

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