Form 10-K
period 2004-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2005-03-14
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
Commission file number 000-25271
Covad Communications Group, Inc.

Incorporated in Delaware	I.R.S. Employer Identification No.: 77-0461529
110 Rio Robles, San Jose, California 95134
(408) 952-6400
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Stock Purchase Rights Pursuant To Rights Agreement
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2 of the Act)     Yes ☑ No ☐
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2004 as reported on the OTC Bulletin Board, was approximately $551.8 million. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      As of March 1, 2005 there were 263,915,726 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Fiscal Year Ended December 31, 2004

PART I

ITEM 1.	Business
      The following discussion contains forward-looking statements, including statements regarding our growth rates, cash needs, the adequacy of our cash reserves, relationships with customers and vendors, market opportunities, legislative and regulatory proceedings, operating and capital expenditures, expense reductions and operating results. Each of these statements involve risks and uncertainties. As a result, actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Part I. Item 1. Business — Risk Factors” and elsewhere in this Report.
      We disclaim any obligation to update information contained in any forward-looking statement. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”
(All dollar and share amounts are presented in thousands, except per share amounts)
Overview
      We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 125 major metropolitan areas, which include over 900 cities. Our telecommunications network allows us to offer services to more than 50 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, SBC Communications, Inc., or SBC, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2004, we had approximately 533,200 broadband access end-users and 567 VoIP business customers with a combined total of approximately 20,500 VoIP stations.
      We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of December 31, 2004, Wholesale had approximately 454,600 DSL and T-1 lines in service, up from 445,000 lines at the end of the previous year. The majority of our services are sold through our Wholesale segment.
      Our Direct segment sells VoIP, high-speed data connectivity and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. Direct ended 2004 with approximately 78,600 DSL and T-1 lines in service, up from 72,000 lines at the end of the previous year.
      Our business is in transition due to changes in federal and state telecommunications regulations and our resellers’ changing strategies. Sales of our stand-alone DSL services have slowed, and we continue to experience higher churn among our existing end-users, particularly from our base of consumer end-users, due to pricing pressures from competitors offering service bundles, as well as other factors. As a result, we have increased our focus on direct sales of bundled VoIP and data communications services to small and medium-sized businesses. This transition presents a substantial business opportunity for us as well as a number of new challenges. While we believe we are favorably positioned to take advantage of this opportunity, our ability to grow our sales of these services is inherently difficult to predict, and we cannot predict whether sales of these services will offset slowing sales of our stand-alone DSL services.

      We were originally incorporated in California as Covad Communications Company in October 1996. In July 1997, we were incorporated in Delaware as Covad Communications Group, Inc., a holding company that conducts substantially all of its business through its operating wholly-owned subsidiaries. We introduced our services commercially in December 1997 in the San Francisco Bay Area.
      On August 15, 2001, Covad Communications Group, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code for the purpose of confirming a pre-negotiated plan of reorganization with the majority holders of our debt. On December 20, 2001, the plan of reorganization was consummated. This plan of reorganization retired approximately $1,351,488 in aggregate face amount of outstanding notes.
      We were delisted from the NASDAQ National Market on July 20, 2001 and our common stock currently trades on NASDAQ’s “OTC Bulletin Board” under the symbol COVD.OB.
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
      The passage of the 1996 Telecommunications Act created a legal framework for competitive telecommunications companies to provide local, analog and digital communications services in competition with the ILECs. The 1996 Telecommunications Act allowed these competitive telecommunications companies to use the existing infrastructure built by the ILECs rather than constructing a competing infrastructure at significant cost. Among other things, this infrastructure includes telephone lines and space in the ILECs central offices.
Our Service Offerings
      Our service offerings can be grouped into two main categories, data and voice services. Our customers can purchase these services separately or together as bundled services. Within our data suite of services, we offer a variety of business and consumer-grade broadband access services, two managed security services, email and hosting services. Our business-grade services are called TeleSpeed, TeleSoho, and TeleXtend, and our consumer-grade services are called TeleSurfer. Our direct sales channel also offers VoIP, managed security services and Virtual Private Networks, or VPN, services under the TeleDefend brand, in addition to email and hosting services. In addition, resellers may purchase high-capacity network backhaul services from us to connect their facilities to our network and to provide direct technical support for their end-users.
      The specific number of potential end-users who qualify for service varies by central office and by region and is affected by line quality, distance and type of telephone loop facility deployed in a particular area. Prices for our end-user services vary depending on the performance level of the service and the underlying technology used to deliver the service. Our prices also vary for high volume customers that are eligible for volume discounts. See “Item 1. Business — Risk Factors — We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow” for a discussion of some of the risks associated with our ability to sustain current price levels in the future.

TeleSpeed
      We launched service in December 1997 with our TeleSpeed services. We provision TeleSpeed services via symmetric (download and upload speeds are equal) DSL, or SDSL, and ISDN DSL, or IDSL, technologies. These services are offered in a variety of speeds ranging from 144 kilobits to 1.5 megabits per second. TeleSpeed services are intended to connect individual end-users on previously unused conventional telephone lines to our DSL equipment in their serving central office and from there to our network serving that metropolitan statistical area. The particular TeleSpeed service available to an end-user depends in large part on the end-user’s distance to their respective central office. TeleSpeed services are offered with specific service levels of performance and times for repairs based on our service level agreements, or SLAs.

TeleSoho
      We introduced our TeleSoho service in September 2001. We designed TeleSoho for the Small Office/ Home Office, or SoHo, customer segment, with merged features from our consumer and business services. The service is asymmetric (faster download than upload speeds), offering speeds up to 6.0 megabits per second downstream and up to 768 kilobits per second upstream, and can be delivered to customers using a self or professional installation. TeleSoho is provisioned with an asymmetric DSL, or ADSL, router capable of supporting up to four end-users and can support one fixed Internet Protocol, or IP, address. Line-sharing, line-splitting and self-installations reduce the monthly recurring cost and the up-front cost for installation of the service. TeleSoho services do not include service level agreements.
      In July 2004, we introduced second-line TeleSoho services, which we provision over a dedicated telephone line. Our second-line TeleSoho services provide similar features and performance as our TeleSoho line-shared services, but allow a customer to cancel his or her phone line with the local voice provider. In addition, our second-line TeleSoho service includes limited service level commitments.

TeleXtend
      We introduced our TeleXtend services in November 2001. These services allow end-users to connect to our network equipment in their local central offices over a T-1 line. The availability of TeleXtend services is not limited by distance from the servicing central office and is accompanied with our best SLAs.

TeleSurfer
      We introduced our TeleSurfer service in April 1999. TeleSurfer is designed for consumers. This service is asymmetric, offering speeds up to 3.0 megabits per second downstream and up to 384 kilobits per second upstream and uses dynamic IP addressing. We generally deliver this service to customers using a self-installation kit over a line-shared or line-split loop. Line-sharing, line-splitting and self-installations reduce the monthly recurring cost and the up-front cost for installation of the service. This is a “best effort” service and is not sold with SLAs.
      In July 2004, we introduced second-line TeleSurfer services, which we provision over a dedicated telephone line. Our second-line TeleSurfer services provide similar features and performance TeleSurfer line-shared services, but allow a customer to cancel his or her phone line with the local voice provider.

Voice over Internet Protocol
      In June 2004, we completed our acquisition of GoBeam, Inc., or GoBeam, and introduced our business-class VoIP services to small and medium-sized businesses. These services enable customers to use IP and Internet connections to make local and long distance telephone calls over Covad’s network instead of using the traditional telephone network. We sell two VoIP services, vPBX and PBXi. vPBX is intended as a substitute for a small company’s telephone Private Branch Exchange, or PBX, and includes call features such as “find me, follow me”, web conferencing, call forwarding, instant messaging and unified voicemail and fax services. PBXi has many of the same features as our vPBX service, but it works with an end user’s existing PBX to deliver local, long distance and Internet services over one managed network connection, an alternative to using multiple connections.
      We believe that our VoIP service provides cost advantages over PBX models because our customers do not need to purchase additional telephone line connections from other providers or install telephone switches at their premises. Customers of our VoIP service also can realize productivity improvements and reduce costs for in-house technical personnel, who typically are required to install and maintain a PBX-based telephone service.

      While our new VoIP service targets a large market, we must quickly develop our capability to market and sell these services through various channels. We also must further develop the internal systems and processes to support these new services and additional customers.

Asynchronous Transfer Mode, or ATM, Network Services
      We also provide DS-3 and OC-3 circuit backhaul services from our regional network to a reseller’s site. This service aggregates data traffic from individual end-users in a region and transmits the packets of information to the reseller over a single high-capacity connection. The service utilizes ATM protocol that operates at up to 45 megabits per second for DS-3 circuits and up to 155 megabits per second for OC-3 circuits.

Broadband Internet Access Service
      Our Broadband Internet Access Service, or BIA, allows our resellers to sell broadband to their end-user customers without having to invest in network facilities. This service currently bundles IP services with our high-speed connectivity services to provide a complete connection to the Internet. The additional IP services include end-user authentication, authorization and accounting, IP address assignment and management, domain name service and IP routing and connectivity.

Value-Added Services
      In addition to access and voice services, we offer value-added services to customers who purchase services directly from us. These services include:
      TeleDefend: This is a security and private networking service that we offer to small and medium-sized businesses. We currently offer two versions of TeleDefend, TeleDefend Firewall, which protects businesses with only one site, and TeleDefend VPN/ Firewall, which allows businesses with multiple sites to communicate securely.
      Email and Web Hosting: These services allow small and medium-sized businesses to have a custom domain name, for example www.mybusiness.com, as well as business-class email and web hosting. All services come with anti-spam and anti-virus protection and easy-to-use website building tools and templates.

Wireless Broadband Access
      During 2004 we completed a limited market trial of high-speed wireless access and we are in the process of conducting a similar technical trial. We plan to launch a second market trial in 2005. A high-speed wireless offering would provide us with several benefits, including expanded network reach and reduced dependence on the ILECs. Our development of this service is at a very early stage and broad deployment of the service, if we pursue it, would require significant resources.
Sales and Marketing

Wholesale
      We sell our broadband services on a wholesale basis to ISPs, telecommunications carriers and other resellers. These resellers purchase our services on a wholesale basis and sell them under their own brand. We had over 390 resellers as of December 31, 2004. For 2004, our 30 largest resellers collectively provided 93.4% of our total wholesale net revenues and 67.4% of our total net revenues. For 2004, Earthlink, Inc. and AT&T Corp., two of our resellers, accounted for 16.9% and 13.8%, respectively, of our total net revenues. As of December 31, 2004, we had approximately 454,600 end-users purchasing services through our resellers.
      We offer our resellers a range of DSL and T-1 services that they in turn offer to their business and consumer customers. They can either combine our DSL and T-1 lines with their own Internet access services or purchase our BIA services and resell the combination to their customers. Our agreements with our resellers generally have terms of one to three years and are nonexclusive. We generally do not require these resellers to generate a minimum number of end-users or a minimum amount of revenue, but we grant volume discounts based on subscriber volume.
      We believe that strategic resellers with established brand names provide us with an attractive opportunity to deliver our services to a larger number of end-users. The cost of customer acquisition for broadband services is significant, so leveraging the brand of our resellers, their customer bases, and embedded direct and indirect sales channels helps us reduce this cost.
      We provide our resellers with sales and marketing support. We work jointly with our resellers to develop and fund marketing programs that are specific to their target markets, product offerings and sales objectives. We work to improve the cost of acquisition by assisting our resellers with direct marketing, promotions, and incentive programs.

Direct
      We also sell our services directly and indirectly to end-user customers. We sell a suite of enhanced services directly through our direct sales force, telephone sales and Web sales capabilities. We also sell our services indirectly via a variety of third parties such as sales agents, referral partners and affinity groups. Our approach to this market is to combine our national network with other features to deliver services to small offices, home offices and small and medium-sized businesses. As of December 31, 2004, we had approximately 78,600 broadband lines and 20,500 VoIP stations in service through this channel.
      Our marketing programs and communications to small and medium-sized businesses are designed to increase brand awareness and encourage potential customers to contact our telesales center or visit our website. We use national and local marketing campaigns. We employ a wide variety of media, including television, on-line advertisements, direct mail, radio and print.
      Our telesales and field sales teams sell our services via outbound calling and “feet on the street” sales. Our telesales groups make outbound calls to individuals or organizations that have visited our website and to lists of pre-qualified businesses that match the profile of customers who have purchased services from Covad in the past. The field sales organization targets small and medium-sized businesses and larger companies with many branch offices that have “small business like” broadband needs, such as connecting remote offices back to their corporate headquarters.
      Our referral resources include sales agents, dealers and referral partners that receive commissions in exchange for referring customers to us. In many cases, the sales agents, dealers and referral partners are telecommunications specialists that provide information technology, telecommunications, and networking services and products to business customers. By being part of the Covad Alliance Network, our partners are able to complement their existing services and provide our broadband and VoIP services to their customers.
Service Deployment and Operations
      ISPs, telecommunications carriers and corporate information technology managers typically have had to assemble their digital communications connections using multiple services and equipment suppliers, leading to additional work, cost and coordination problems. With our services, we emphasize a “one-stop” service solution for our customers. This service solution includes end-user premises wiring and configuration, ongoing network monitoring and customer reporting, customer service and technical support, and operational support systems that reduce costs and improve performance for us and our customers.
Network Architecture and Technology
      We designed our network to provide the following attributes, which we believe are important requirements for our existing and potential customers:
      Consistent and Scalable Performance. We believe that public packet networks will play an increasingly central role in the telecommunications services market in the United States. With this in mind, we designed our network for scalability and consistent performance as we add new users and services. We have designed a nationwide network that is organized around our regional metropolitan areas and interconnected across the country.
      Intelligent End-to-End Network Management. Because customers’ lines are continuously connected, they can also be monitored. We have visibility from the ISP or enterprise site across the network all the way down to the end-user’s premises equipment. Because our network is centrally managed, we can identify and dynamically enhance network quality, service and performance.
      Flexibility. We have designed our network to be flexible in handling various types of network traffic, starting with data, recently adding voice, and potentially extending to video information in the future. This flexibility will allow us to carry not only value-added services such as VoIP, but will also allow us to control the prioritization of content delivery over our national network. We accomplish the prioritization and quality of service control using ATM technology, which allows us to support both non-real time and real-time applications and provides fair allocation of bandwidth among customers.
      Network Operations Centers. Our entire network is managed from a network operations center located in the San Francisco Bay Area. We provide end-to-end network management using advanced network management tools on a 24x7 basis, which enhances our ability to address performance or connectivity issues.
      Nationwide Broadband Access and Internet Connectivity. We link each of our metropolitan areas together with leased high-speed private backbone network connections. Our Internet access points are strategically located at high-speed interconnection facilities across the country in order to increase the performance and decrease the latency of connections to the Internet for our customers.
      Private Metropolitan Network. We operate our own private metropolitan network in each region that we enter. The network consists of high-speed communications circuits that we lease to connect our hubs, our equipment in individual central offices, our Internet access points, and our resellers and direct customers with multiple locations. We have leased fiber optic networks using Synchronous Optical Network, or SONET, technology in two of our major metropolitan areas. Our metropolitan networks operate at speeds of 45 megabits per second to 4.8 gigabits per second.
      Central Office Spaces. Through our interconnection agreements with the ILECs, we lease space in central offices where we offer service. We require access to these spaces for our equipment and for persons employed by or under contract with us. We place Digital Subscriber Line Access Multiplexers, or DSLAMs in our central office spaces to provide the high-speed DSL signals on each copper line to our end-users. As of December 31, 2004, we had 2052 operational central offices.
      Telephone Lines. We lease the telephone lines running to end-users from the ILECs under terms specified in our interconnection agreements. We lease lines that, in many cases, must be specially conditioned by the ILECs to carry digital signals, usually at an additional charge relative to that for voice grade telephone lines. We also provide some of our services over telephone lines that already carry the voice service of an ILEC, known as line-sharing. Our continuing ability to use these line-shared telephone lines is dependent on our ability to maintain and enter into agreements with the four largest ILECs, the RBOCs, or to obtain favorable regulatory rulings.
      DSL Modems and On-Site Connection. We buy customer premises equipment, or CPE, from our suppliers for resale to our customers. In order to provide our business-class services to an end-user we currently have to configure and install CPE along with any required on-site wiring needed to connect the CPE to the copper line leased from the ILEC. For our consumer access services, CPE is included in self-installation kits provided by us or our resellers. We ship the kits to end-users, who, in the vast majority of the cases, perform their own installation.
Competition
      We face significant competition in the markets for business and consumer Internet access, network access and voice services and we expect this competition to intensify. The principal bases of competition in our markets include price and performance, discounted rates for bundles of services, breadth of service availability, reliability of service, network security, and ease of access and use.
      We face competition from the RBOCs, cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, VoIP service providers, telephone equipment providers, ISPs, on-line service providers and wireless and satellite service providers.
      RBOCs — All of the largest RBOCs in our target markets offer DSL and voice services. As a result, the RBOCs represent strong competition in all of our target service areas and we expect this competition to intensify. The RBOCs have an established brand name and reputation for quality in their service areas, possess sufficient capital to deploy DSL equipment rapidly, own the telephone lines themselves and can bundle data services with their existing voice and other services to achieve economies of scale in serving their customers. Some of the RBOCs are aggressively pricing their consumer DSL services as low as $19.95 per month when ordered as part of a bundle of services, placing pricing pressure on our consumer grade services. The RBOCs are also able to offer services through fiber and fiber-fed loops, and the telephone companies are not required to provide us with access to these facilities.
      Cable Modem Service Providers. Cable modem service providers such as Comcast Corporation, Cox Communications, Time Warner, Inc. and Charter Communications are deploying high-speed Internet access services over hybrid fiber-coaxial cable networks. Many of these providers have also announced their plans to offer voice services. Hybrid fiber-coaxial cable is a combination of fiber optic and coaxial cable and has become the primary architecture utilized by cable operators in recent and ongoing upgrades of their systems. Where deployed, these networks provide similar and in some cases higher-speed Internet access than we provide.
      Competitive Telecommunications Companies. Many competitive telecommunications companies, such as DSL.net, Inc., Mpower Communications Corporation and New Edge Networks, Inc., offer high-speed digital services using a business strategy similar to ours. Similarly, there are several competitive telecommunications companies, such as Vonage, Primus Telecommunications and 8x8, offering and developing VoIP services and others are likely to do so in the future.
      National Interexchange Carriers. Interexchange carriers, such as AT&T, Sprint, MCI, Qwest and Level 3 Communications, have deployed large-scale Internet access networks on ATM networks, sell data connectivity and voice services to businesses and residential customers and have high brand recognition. These providers also have interconnection agreements with many of the ILECs and have collocation spaces in central offices from which they are currently offering or could begin to offer competitive DSL services. Many of these companies provide DSL-based services in competition with us. In addition, some of these companies, such as AT&T, Sprint, and MCI, are our resellers.
      VoIP Service Providers. Many new start-ups are entering the VoIP market. Start-ups such as M3, PingTone and others can potentially use aggressive selling and pricing tactics to obtain customers and pose a competitive threat to our VoIP business.
      Telephone Equipment Providers. Telephone equipment providers such as Nortel, Avaya, Cisco and Lucent are offering VoIP services, which represent an alternative to the hosted VoIP services that we provide.
      Internet Service Providers. ISPs such as Earthlink and Speakeasy.net provide Internet access to residential and business customers, generally using a variety of telecommunications services such as T-1, satellite, cable modem, wireless, dial-up, ISDN and DSL services. These ISPs can and do compete with us in certain instances at the retail and wholesale levels. Many ISPs resell our competitors’ services and could even become competitive DSL and voice service providers themselves.
      On-Line Service Providers. On-line service providers include companies such as AOL and MSN, a subsidiary of Microsoft Corp., that provide content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access, which enables the provision of digital services to a significant number of consumers. In addition, they provide Internet connectivity, ease-of-use and consistency of environment. Many of these on-line service providers have developed their own access networks for modem connections. AOL’s parent company, Time Warner, Inc., owns certain cable systems throughout the United States. Some of these systems offer cable modem service, and AOL has deployed its Internet services over these networks. AOL is one of our resellers and promotes some of our products under a “bring your own access” model.
      Wireless and Satellite Data Service Providers. Wireless and satellite data service providers continue to develop wireless and satellite-based Internet connectivity. We face competition from terrestrial wireless services including: third-generation wireless networks, two Gigahertz (“GHz”) and 28 GHz wireless cable systems, 2.5 GHz Broadband Radio Service, and Local Multi-channel Distribution System and 18 GHz, 39 GHz and 50 GHz point-to-point and point-to-multi-point microwave systems. Some of our resellers, such as MCI and XO Communications, hold many of these microwave licenses and are offering broadband data services over this spectrum. Other companies hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing. Third-generation mobile, or 3G, or augmented second generation mobile, or 2.5G, systems are being deployed or are expected to be deployed in the near future by providers such as Cingular Wireless, Sprint, Verizon and T-Mobile. These wireless services tend to have equal or slower speeds than DSL and are generally more expensive to deploy.
      We also may face competition from satellite-based systems. StarBand Communications Inc., DirecTV, EchoStar Communications Corporation, Globalstar, Lockheed, Teledesic and others have either deployed or are planning to deploy satellite networks to provide broadband voice and data services. Such services could offer a competitive alternative to our DSL services, and these providers may be able to sell services in areas where our network does not currently reach.
Interconnection Agreements with the Regional Bell Operating Companies
      A critical aspect of our business is our interconnection agreements with the four largest ILECs, the RBOCs.
      These agreements cover a number of aspects including:

•	prices we pay to lease access, both for stand-alone and line-shared lines;

•	special conditioning on certain of these lines to enable the transmission of digital signals;

•	prices and terms of central office space for our equipment;

•	prices we pay and access we have to data transport facilities connecting our facilities in different central offices and network points of presence;

•	interfaces that we can use to place orders, report network problems and monitor responses to our requests;

•	dispute resolution process we use to resolve disagreements; and

•	terms of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of the relationship
      We have entered into interconnection agreements with or otherwise obtained interconnection rights from the four RBOCs in all the states covering the metropolitan areas we serve. RBOCs often do not agree to our requested provisions in interconnection agreements. When we cannot agree, the 1996 Telecommunications Act provides for arbitration of interconnection agreement terms before state public utility commissions, or PUCs. We have not consistently prevailed in obtaining our desired provisions in such agreements.
      Some of our interconnection agreements have a term of three years. A party can request renegotiation of these agreements prior to the agreement’s expiration date if there is a change in law. We will also have to renew these agreements when they expire. Although we expect to renew the interconnection agreements that require renewal and believe the 1996 Telecommunications Act limits the ability of ILECs not to renew such agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. Additionally, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. In the past, these disputes have delayed our deployment of our network. Such disputes have also adversely affected our service to our customers and our ability to enter into additional interconnection agreements with the RBOCs in other states. Finally, the interconnection agreements are subject to state PUC, Federal Communications Commission, or FCC, and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that hurts our business.
Government Regulation
      Overview. Our services are subject to a variety of federal regulations. With respect to certain activities and for certain purposes, we have submitted our operations to the jurisdiction of state and local authorities who may also assert more extensive jurisdiction over our facilities and services. The FCC has jurisdiction over our services and facilities to the extent that we provide interstate and international communications services. To the extent we provide certain identifiable intrastate services, our services and facilities are subject to state regulations. Rates for the services and network elements we purchase from the RBOCs are, in many cases, determined by the applicable state PUCs. In addition, local municipal governments assert jurisdiction over our facilities and operations. The jurisdictional reach of the various federal, state and local authorities is uncertain because it is subject to ongoing controversy and judicial review.
      Recent Developments. On December 15, 2004, the FCC announced changes in its rules regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. These rules include the following changes:

•	If certain criteria are met, ILECs can stop providing new transport services between the telephone companies’ central offices at regulated rates, which are usually lower than commercially available rates. These criteria are based on the number of users served by the connected central offices and the number of alternative providers collocated in the central offices. For existing transport services where the criteria are met, ILECs would be required to continue to provide the service for either twelve or eighteen months after the order goes into effect, but during this period the price would increase by 15%. We currently purchase this interoffice transport from the ILECs in order to carry traffic over our network. We expect that this change will increase our data transport costs, but at this time we cannot reliably quantify the aggregate amount of these increases.

•	In addition, ILECs are no longer required to provide new high-capacity unbundled DS-1 and DS-3 loops at regulated rates in locations where certain criteria are met. These criteria are based on the number of users served by the central office and the number of alternative providers collocated in the central office. For existing high- capacity DS-1 and DS-3 loops where the criteria are met, ILECs would be required to continue to provide the loop for twelve months after the order goes into effect, but during this period the price would increase by 15%. We use DS-1 loops to provide business-grade services to our end-users. We expect this change will increase our cost to purchase DS-1 and DS-3 loops in affected central offices, but at this time we cannot reliably quantify the aggregate amount of these increases.

•	ILECs are no longer required to provide new dark fiber loops at regulated rates. For existing dark fiber loops, ILECs would be required to continue to provide the dark fiber loops for twelve months after the order goes into effect, but during this period the price would increase by 15%. In certain areas, we purchase dark fiber to transport data traffic within our network. Currently we purchase our dark fiber from non-ILEC providers. However, if we are unable to purchase dark fiber from non-ILEC providers in the future, we expect this change will increase our cost to purchase dark fiber loops; at this time we cannot reliably quantify the aggregate amount of these increases, if any.

•	Competitive telecommunications carriers, including our resellers, will no longer be permitted to order voice services from the ILECs under an arrangement known as the Unbundled Network Element Platform, or UNE-P, for new customers at regulated rates, and, after a twelve month transition period, will no longer be able to provide service to existing customers using UNE-P. The existence of UNE-P had allowed us to bundle our data services with the voice services of competitive telecommunications providers through line-splitting arrangements. We will only be able to continue bundling services in this manner with competitive telecommunications providers that reach agreements with the ILECs to allow them continued access to UNE-P or similar resold services. If these competitive telecommunications providers cannot reach agreements with the ILECs for continued access to UNE-P, we expect that our ability to continue to provide bundled services with these providers will cease, however, at this time we cannot reliably quantify such impact. We are also exploring alternative methods of delivering residential voice services with which we and our resellers can package our data services. For example, we plan to test line-powered voice access service that would enable our resellers to offer local and long distance voice services to their customers in competition with the local telephone companies.

      The new rules were published on February 4, 2005, and take effect on March 11, 2005. Implementation of the rules is governed by the interconnection agreements between ILECs and competitive carriers. The implementation and interpretation of the rules, including the dates that specific aspects of the new rules affect network elements, may be the subject of disputes in state public utilities commissions and other venues.
      The FCC decision mentioned above was a modification of the FCC’s previous Triennial Review order, which was issued on August 21, 2003, referred to as the Original Triennial Review Order. This order also represented a significant development for us because the FCC decided to phase out its rule requiring line-sharing pursuant to Section 251 of the 1996 Telecommunications Act over a three-year period. Line-sharing allows us to provision services using ADSL technology over the same telephone line that the ILEC is using to provide voice services. The phase-out period will be handled in the following manner:

•	Our line-shared customers as of October 2, 2003 were grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $89,857 and $137,149, or 20.9% and 35.3%, of our revenues for the years ended December 31, 2004 and 2003, respectively.

•	For line-shared customers acquired from October 3, 2003 to October 2, 2004, the FCC-mandated maximum price for the high-frequency portion of the telephone line is 25% of the cost of a separate telephone line during the first year, 50% during the second year and 75% during the third year. After the third year, we are required to transition these customers to new arrangements.

•	As of October 3, 2004, we cannot acquire new line-shared customers at regulated rates under Section 251 of the Telecommunications Act of 1996.
      We have reached agreements that provide us with continued access to line-sharing with three of the four RBOCs (SBC, Verizon and Qwest), accounting for approximately 91.7 percent of our line-shared customer base. Our agreement with SBC regarding line-sharing expires in September of 2005. In the event that we do not obtain favorable regulatory rulings for line-sharing or enter into and maintain line-sharing agreements with the RBOCs, we will be required to purchase a separate telephone line in order to provide services to an end-user in the areas served by RBOCs. If this occurs we may stop selling stand-alone consumer-grade services to new customers, because the cost of a separate telephone line is significantly higher than what we currently pay for a shared line and requires us to dispatch a technician to install the service. Our inability to acquire new line-shared customers would slow our growth and negatively impact our ability to sell consumer DSL services.
      In the Original Triennial Review Order, and subsequent orders, the FCC also decided that ILECs are not required to allow us to access certain types of fiber and fiber-fed loops and to the packet-switching functions of fiber-fed telephone lines to provision DSL services. In a subsequent order, released October 27, 2004, the FCC also granted the RBOCs forbearance from the obligation to provide access to the packet-switching functions of fiber-fed telephone lines under section 271 of the Telecommunications Act of 1996. This means that, unless we reach agreements with the RBOCs or obtain favorable regulatory rulings from the FCC or state regulators, we will continue to be unable to provide our most commonly-used services to end-users served by affected fiber-fed lines. Our inability to access fiber and fiber-fed packet-switching functions is significant for our business because it limits the addressable market for our DSL services, thereby limiting our growth. In addition, the RBOCs are increasing their deployment of fiber loops and fiber-fed remote terminal architectures, thereby limiting our addressable market.

      Each FCC decision in this area has been challenged by various participants in the telecommunications industry, and the RBOCs have already challenged the FCC’s new rules in court. We expect that many of the components of these rules will be the subject of continuing litigation that could influence their ultimate impact. As such, it is not possible for us to predict the final effects of these rules with assurance.
      The FCC rulemaking process described above has been extremely disruptive to our partners who utilize UNE-P to provide competitive voice services as part of a bundle with our DSL services. Some of our larger resellers, including MCI and AT&T, have indicated that they will scale back or eliminate their residential voice services as a result of the FCC’s decisions.
      Investors should review this discussion of the FCC’s recent rulemaking carefully to understand the potentially significant effects that these proceedings may have on our ability to continue to engage in our business as we have in the past, as the FCC’s rulings create a number of uncertainties, risks, challenges and opportunities for us.
      Federal and State VoIP Regulation. VoIP services are generally free of the types of government regulation that apply to traditional voice services. As a result of the growing deployment of VoIP services, the FCC is conducting regulatory proceedings that could affect our regulatory duties and rights as a VoIP provider. There is regulatory uncertainty as to the imposition of access charges and other taxes, fees and surcharges on VoIP services and whether such services are subject to traditional regulation on voice services. If the FCC chose to adopt such regulations, it could impact our ability to offer new services in a cost-efficient manner.
      The state PUCs are also conducting regulatory proceedings that could impact our rights and obligations with respect to VoIP. In an order released November 12, 2004, the FCC determined that Internet telephony services like our VoIP service are not subject to traditional regulation by the state public utility commissions. Based on this order, a federal appeals court recently vacated state commission rules which would have regulated Internet telephony services like our VoIP service at the state level. At this point, a number of state public utility commissions have filed petitions for judicial review of the FCC’s November 12, 2004 decision. It is unclear what the outcome of this litigation will be.
      We cannot predict the outcome of these regulatory and legal proceedings or any similar petitions and regulatory proceedings pending before the FCC or state PUCs. Moreover, we cannot predict how their outcomes may affect our operations or whether the FCC or state PUCs will impose additional requirements, regulations or charges upon our provision of VoIP services.
      Other Federal Regulation. We must comply with the requirements of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, as well as the FCC’s regulations under the statute. The 1996 Telecommunications Act eliminates many of the pre-existing legal barriers to competition in the telecommunications and video communications businesses, preempts many of the state barriers to local telecommunications service competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers. The law delegates to the FCC and the states broad regulatory and administrative authority to implement the 1996 Telecommunications Act.
      Among other things, the 1996 Telecommunications Act removes barriers to entry in the local telecommunications market. It also requires that ILECs provide nondiscriminatory access and interconnection to potential competitors. Regulations promulgated by the FCC under the 1996 Telecommunications Act specify in greater detail the requirements imposed on the ILECs to open their networks to competition by providing competitors interconnection, central office and remote terminal space, access to unbundled network elements, retail services at wholesale rates and nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. The requirements allow companies like us to interconnect with the ILECs.
      In addition, the 1996 Telecommunications Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. Since passage of the 1996 Telecommunications Act, the FCC has been less stringent in its review of tariff filings by the four largest ILECs, the RBOCs, including filings for DSL services. In particular, without substantive review of the cost support for RBOCs DSL services, rates for those services may be below cost and may facilitate price squeezes, predatory pricing or other exclusionary strategies by incumbent local telephone companies that harm our business. The FCC is also considering whether it should eliminate regulations that apply to the RBOCs provision of services that are competitive with ours. The FCC granted SBC limited relief from dominant regulation, but has not yet acted to provide such relief to the other three RBOCs. We expect that any additional regulatory freedom granted to the RBOCs will increase the competition we face from the RBOCs services and could reduce our access to ILEC facilities and services.
      Further, the 1996 Telecommunications Act provides the FCC with the authority to forbear from regulating entities such as us who are classified as “non-dominant” carriers. The FCC has exercised its forbearance authority. As a result, we are not obligated to obtain prior approval from the FCC for our interstate services or file tariffs for such services. We generally do not file tariffs for our interstate services. We provide our interstate services to our customers on the basis of contracts rather than tariffs. We believe that it is unlikely that the FCC will require us to file tariffs for our interstate services in the future. We are, however, required to comply with certain obligations that attach to all telecommunications carriers. For example, we are required to make payments into the Federal Universal Service Fund, or FUSF. The FUSF is a federal fund to support various programs that ensure the availability of telecommunications services to, for example, schools, libraries, hospitals, and in high-cost regions of the country. We are required to pay a percentage of our interstate and international telecommunications revenue to the FUSF, and we generally pass that percentage through to our customers. The amount we are required to pay into the FUSF varies depending on the breakdown between, for example, our telecommunications revenue and non-telecommunications, such as equipment sales and installation services, revenue. In addition, we are not required to pay into the FUSF for any revenues derived from information services. The FCC has a proceeding underway to reexamine its FUSF contribution rules, and the FCC and its FUSF collection agent periodically change the rules related to those contributions, including the percentage and time period of interstate telecommunications revenue that a carrier must contribute to the FUSF. To the extent those rules are changed, or new interpretations of those rules results in an increase in the FUSF contributions that we must make, we may be subject to increased liability for payments beyond what we have already contributed.
      In February 2002, the FCC opened an inquiry into how its existing regulations impact the retail deployment of broadband services by the nation’s telephone companies. Although we do not believe that the outcome of this proceeding will impair our ability to purchase unbundled network elements, we anticipate that telephone companies will advocate for such an outcome. While we do not believe this advocacy will prevail, we cannot provide any assurance at this point.
      Other State Regulation. To the extent we provide identifiable intrastate services or have otherwise submitted ourselves to the jurisdiction of the relevant state telecommunications regulatory PUCs, we are subject to state jurisdiction. In addition, certain states have required prior state certification as a prerequisite for processing and deciding an arbitration petition for interconnection under the 1996 Telecommunications Act. We are authorized to operate as a competitive local exchange carrier in all of the states covering metropolitan statistical areas we serve. We file tariffs in certain states for intrastate services as required by state law or regulation. We are also subject to periodic financial and other reporting requirements of these states with respect to certain intrastate services. Jurisdictional determinations that some or all of our services are intrastate services could harm our business. In particular, we could be deemed liable for payments into state universal service funds, which require telecommunications carriers providing intrastate services to pay a percentage of their intrastate revenues to support state programs that ensure universal availability of telecommunications and related services. We do not believe that the services we offer on an interstate basis are subject to such state assessments, but a state commission or judicial decision to the contrary could subject us to liability for such payments.
      Each state PUC has proceedings to determine the rates, charges and terms and conditions for collocation and unbundled network elements. Unbundled network elements are the various portions of an ILEC’s network that a competitive telecommunications company can lease for purposes of building a facilities-based competitive network, including telephone lines, central office collocation space, inter-office transport, operational support systems, local switching and rights of way. The rates in many of our interconnection agreements are interim rates and will be prospectively, and, in some cases, retroactively, affected by the permanent rates set by the various state PUCs. We have participated in unbundled network element rate proceedings in several states in an effort to reduce these rates. If any state commission decides to increase unbundled network element rates our operating results would be adversely affected.
      Local Government Regulation. We may be required to obtain various permits and authorizations from municipalities in which we operate our own facilities. The issue of whether actions of local governments with respect to activities of telecommunications carriers, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive telecommunications companies which may be preempted by the FCC is the subject of litigation. Although we rely primarily on the unbundled network elements of the ILECs, in certain instances we deploy our own facilities and, therefore, may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could harm our business.
      The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which communications companies operate in the United States. The RBOCs have periodically introduced federal and state legislation to relieve them from some or all of their obligations to provide us with access to their networks. Some states legislatures have approved these proposals. It would be reasonable to expect that the RBOCs will seek additional state and federal legislation that, if enacted into law, would adversely affect our business.
      The ultimate outcome of these proceedings and the ultimate impact of the 1996 Telecommunications Act or any final regulations adopted pursuant to the 1996 Telecommunications Act on our business cannot be determined at this time but may well be adverse to our interests. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we can give you no assurance that such future regulation or regulatory changes will not harm our business. See “Part I. Item 1. Business — Risk Factors — Our services are subject to government regulation, and changes in current or future laws or regulations could adversely affect our business” and “Part I. Item 1. Business — Risk Factors — Charges for network elements are generally outside of our control because they are proposed by the ILECs and are subject to costly regulatory approval processes.”
Significant Customers
      We had over 390 wholesale customers as of December 31, 2004. For 2004, 2003 and 2002, our 30 largest wholesale customers in each such year collectively comprised 67.4%, 71.6% and 79.5% of our total net revenues, respectively. Two of our wholesale customers, Earthlink, Inc. and AT&T Corp., accounted for 16.9% and 13.8%, 21.5% and 12.5%, and for 20.0% and 10.4% of our total net revenues for 2004, 2003 and 2002, respectively.
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
      Currently we have sixteen patents granted and a number of patent applications pending. We intend to seek additional patent protection for our systems and services to the extent possible. These patents may not be issued to us. Even if they are issued, they may not protect our intellectual property from competition. Competitors may design around or seek to invalidate these patents.

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
Employees
      As of December 31, 2004, we had 1,141 employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing, legal, finance, human resources and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing, legal and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.
Available Information
      We make available free of charge on or through our Internet address located at www.covad.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission, or SEC. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents to stockholders upon request. Requests should be sent to Covad Communications Group, Inc., 110 Rio Robles, San Jose, California, 95134, Attn: Investor Relations.
Risk Factors

Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.
      Our services are subject to federal, state and local government regulations. In particular, the company and its resellers are dependent on certain provisions of the 1996 Telecommunications Act to procure certain facilities and services from the ILECs that are necessary to provide services. As a result, our business is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from state public utility commissions.
      For instance, over the last two years the FCC has made substantial changes to the regulatory environment in which we operate. The FCC’s August 21, 2003 Triennial Review order and its announcement of further changes on December 15, 2004, limited, and in some cases eliminated our access to some of the network elements that we use to operate our business. Where we no longer have regulated access to network elements, our costs are likely to increase as a result of these orders and we may be unable to profitably offer some of our services. We may be unable to adapt to the changed regulatory environment, in its current form, or to future changes, whether resulting from these orders or from subsequent action by the courts, the FCC or other regulatory authorities.
      In addition, as a result of the FCC’s December 15, 2004 order and subsequent rules that were issued on February 4, 2005, our resellers will no longer be permitted to order voice services for new customers utilizing regulated UNE-P services provided by the traditional phone companies, and, after a twelve month transition period, will no longer be able to provide service to pre-existing customers using UNE-P. The existence of UNE-P allowed our resellers to offer bundles that combine our data services with their residential voice services. Some of our larger resellers, including MCI and AT&T, have already indicated that they will scale back or eliminate their residential voice services as a result of these decisions. Other resellers may also decide not to sell residential voice services, or may use alternative means of providing residential voice service that allow them to offer their own data services, as opposed to reselling our services.

Charges for network elements are generally outside of our control because they are proposed by the ILECs and are subject to costly regulatory approval processes.
      ILECs provide the telephone lines that connect each end-user to our equipment located in their central offices. The 1996 Telecommunications Act generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Nonetheless, the nonrecurring and recurring monthly charges for lines (telephone wires) that we require vary greatly. These rates are subject to negotiations between us and the ILECs and to the approval of the state PUCs. Consequently, we are subject to the risk that the non-recurring and recurring charges for lines and other unbundled network elements will increase based on higher rates proposed by the ILECs and approved by state PUCs from time to time, which would increase our operating expenses and reduce our ability to provide competitive products.
      The impact of judicial and regulatory decisions on the prices we pay to the ILECs for collocation and unbundled network elements is highly uncertain. There is a risk that any new prices set by the regulators could be materially higher than current prices. As a result of the FCC’s recent decisions, it is likely that we will pay higher prices for line-shared lines, high-capacity lines and data transport between many of the ILEC’s central offices. If we are required to pay higher prices to the ILECs for collocation and network components as a result of the FCC’s recent decisions and other judicial and regulatory decisions, it could materially increase our operating expenses and reduce our ability to provide competitive products.

Our business will be adversely affected if our interconnection agreements are not renewed or if they are modified on unfavorable terms.
      We are required to enter into interconnection agreements covering each of the metropolitan areas we serve with the appropriate ILECs in order to provide service in those regions. Many of our existing interconnection agreements have a maximum term of three years. Therefore, we will have to renegotiate these agreements with the ILECs when they expire. A number of these agreements have expired and we are currently in the process of renegotiating them. We may not succeed in extending or renegotiating these interconnection agreements on favorable terms or at all.
      As the FCC modifies, changes and implements rules related to unbundling and collocation, we generally have to renegotiate our interconnection agreements to implement those new or modified rules. For example, we are involved in a number of renegotiations of interconnection agreements to reflect the FCC’s recent decisions. We may be unable to renegotiate these agreements in a timely manner, or we may be forced to arbitrate and litigate with the RBOCs in order to obtain agreement terms that fully comply with FCC rules.
      Additionally, disputes have arisen and will continue to arise in the future as a result of differences in interpretations of the interconnection agreements. These disputes have delayed the deployment of network capabilities and services, and resolution of the litigated matters will require ongoing expenditures and management time. In addition, the interconnection agreements are subject to state PUCs, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that reduces our access to, or increases the cost of, the network components that we purchase from the ILECs.

We depend on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.
      The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 67.4% of our net revenue for the year ended December 31, 2004. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.
      If we were to lose one or more of our key resellers or if one or more of our key resellers stopped providing us with orders or removed end-users from our network, our revenue and line-growth could be materially adversely affected. Consolidations, mergers and acquisitions involving our key resellers have occurred in the past and may occur in the future. These consolidations, mergers and acquisitions may cause key resellers to stop providing us with orders or to remove end-users from our network. On January 31, 2005, one of our major resellers, AT&T Corp., announced that it had agreed to be acquired by SBC, one of the largest RBOCs. This acquisition is subject to regulatory, antitrust and other forms of review. Based upon the statements of the parties, subject to the outcome of these reviews, the transaction is expected to close in the first half of 2006. For the year ended December 31, 2004, AT&T accounted for 13.8% of our revenue. SBC is both one of our competitors and a reseller of our services. At this time, we cannot predict the effects of this transaction on our revenues derived from AT&T or SBC, or the timing of any such effects.
      Based on our agreements with several competitive telephone companies, we have the ability to offer our services over a telephone line that is being used by a voice provider other than the ILECs. All of these competitive telephone companies currently use UNE-P. As a result of the FCC’s December 15, 2004 order and subsequent rules that were issued on February 4, 2005, our resellers will no longer be permitted to order voice services for new customers utilizing regulated UNE-P services provided by the traditional phone companies, and, after a twelve month transition period, will no longer be able to provide service to pre-existing customers using UNE-P. Some of our larger resellers, including MCI and AT&T, have already indicated that they will scale back or eliminate their residential voice services as a result of the FCC’s decisions. Other resellers may also decide not to sell residential voice services, or may use alternative means of providing residential voice service that allow them to offer their own data services, as opposed to reselling our services. It is therefore unclear whether our resellers will increase the number of end-users that purchase these services.

The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.
      We face significant competition in the markets for business and consumer Internet access, network access and voice services and we expect this competition to intensify. In addition, the RBOCs dominate the current market and have a monopoly on telephone lines. We pose a competitive risk to the RBOCs and, as both our competitors and our suppliers, they have the ability and the motivation to disadvantage our business. We also face competition from cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers. Many of these competitors have longer operating histories, greater name recognition, better strategic relationships and significantly greater financial, technical or marketing resources than we do. As a result, these competitors may be able to:

•	develop and adopt new or emerging technologies;

•	respond to changes in customer requirements more quickly;

•	devote greater resources to the development, promotion and sale of their products and services;

•	form new alliances and rapidly acquire significant market share;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	devote substantially more resources to developing high-speed digital services
      The intense competition from our competitors, including the RBOCs, the cable modem service providers and the competitive telecommunications companies could harm our business.
      The RBOCs represent the dominant competition in all of our target service areas, and we expect this competition to intensify. These competitors have established brand names and reputations for quality service, possess sufficient capital to deploy DSL equipment rapidly, have their own telephone lines and can bundle digital data services with their existing voice, wireless and other services to achieve economies of scale in serving customers. They can also offer service to end-users from certain central offices and using fiber and fiber-fed loops that are not available to us. Certain RBOCs are aggressively pricing their DSL services as low as $19.95 per month when ordered as part of a bundle, which has slowed sales of stand-alone DSL services by our reseller partners and increased the rate of churn among our existing users. If we are unable to enter into and maintain agreements with the RBOCs that provide us with access to line-sharing at reasonable rates, we will be unable to price our consumer services at a price that is competitive with the RBOCs.
      Cable modem service providers, such as Cox Communications, and their respective cable company customers, have deployed high-speed Internet access services over coaxial cable networks. These networks provide similar, and in some cases, higher-speed data services than we provide. In addition, cable providers are beginning to bundle VoIP telephony and other services, such as video-on-demand, with their Internet access offerings. As a result, competition with the cable modem service providers may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for our services.

Failure to complete development, testing and introduction of new services, including VoIP services, could affect our ability to compete in the industry
      We continuously develop, test and introduce new services that are delivered over our network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In some cases, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may depend on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, new service offerings may not be widely accepted by customers. If we are not able to successfully complete the development and introduction of new services, including VoIP services, line powered voice, and wireless services in a timely manner, our business could be materially adversely affected.

We may need to raise additional capital under difficult financial market conditions.
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
      We are currently facing a variety of challenges that may affect the assumptions contained in our business plan, including, among others:

•	changes in government regulations and legal actions challenging government regulations;

•	customer disconnection rates that reduce our revenues;

•	significant price reductions by our competitors;

•	higher levels of marketing expense required to acquire and retain end-users that purchase our services from us and from our resellers;

•	the need to upgrade our systems by investing in our existing and future technology and infrastructure;

•	investment opportunities in complementary businesses, acquisitions or other opportunities;

•	any adverse resolution of lawsuits against us; and

•	additional risk factors mentioned throughout this section
      We entered into a 10-year resale agreement with SBC in December 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. As part of the resale agreement, SBC made a $75,000 non-interest-bearing prepayment, which is collateralized by substantially all of our domestic assets. As of December 31, 2004, the outstanding balance of the SBC’s prepayment was approximately $52,350. This collateralization of the outstanding balance of SBC’s prepayment, in addition to the existence of $125,000 in 3% convertible notes, may limit our ability to raise additional capital through sales of our debt or equity securities.
      Adverse business, regulatory or legislative developments may require us to raise additional financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise additional capital under the current capital market conditions. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, our financial condition will be adversely affected.

In order to become cash flow positive and to achieve profitability, we must add end-users and sell additional services to our existing end-users while minimizing the cost to expand our network infrastructure.
      We must increase the volume of Internet, data and voice transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not add new customers and maintain our relationships with current customers, we may not be able to substantially increase traffic on our network, which would adversely affect our profitability. To accomplish this strategy, we must, among other things:

•	acquire new end-users;

•	enter into and maintain agreements with the RBOCs or obtain favorable regulatory rulings that provide us with access to unbundled network elements on terms and conditions that allow us to profitably sell our consumer services;

•	enhance and improve our VoIP services;

•	upgrade our network to improve reliability and remain competitive;

•	expand our direct sales capability and infrastructure in a cost-effective manner; and

•	continue to implement and improve our management information systems, including our client ordering, provisioning, dispatch, trouble ticketing, customer billing, accounts receivable, payable tracking, collection, fixed assets, transaction-based taxes and other management information systems
      Our growth has placed, and will continue to place, significant demands on our management and operations. We expect to implement system upgrades, new software releases and other enhancements which could cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers’ expectations. We expect these demands to require the addition of new management personnel and the increased outsourcing of Covad functions to third parties. We may be unable to do this successfully, in which case we could experience an adverse effect on our financial performance.

If we do not reduce our end-user disconnection rate our revenue and end-user growth will decline.
      We experience high disconnection or “churn” rates. Our high end-user churn rate continues to impair the growth we need to cover the cost of maintaining our network. These disconnections occur as a result of several factors, including end-users who:

•	move to a new location;

•	disconnect because of better offers in the market; and

•	disconnect because they do not like our service or the service provided by our resellers
      While we are working to address problems with the end-user experience, many of these factors are beyond our control. As a result, we may see additional increases in our churn rates even if we improve the customer experience. In addition, promotions and rebates that we offer to our resellers and end-users are based on an assumption that a given end-user will maintain our service for a period of time. If our disconnection rate increases for more recently added end-users, we may not recoup the money we spend on these promotions and rebates.

We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.
      Prices for our services have steadily decreased since we first began operations. We expect we will experience an overall price decrease for our services due to competition, volume-based pricing and other factors. We currently charge higher prices for some of our services than some of our competitors do for similar services. As a result, we cannot assure you that our customers will select our services over those of our competitors. In addition, prices for digital communications services in general have fallen historically, and we expect this trend to continue. As a result of these factors, we cannot predict whether demand for our services will exist at prices that enable us to achieve profitability or positive cash flow.

Our internal controls may not prevent or detect all misstatements, and may become inadequate
      Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In addition, we expect that the growth of our business will require us to implement new controls and to improve our existing controls. We may fail to timely implement new or improved controls, and those new or improved controls may prove ineffective. If we fail to maintain an effective system of internal controls or prevent fraud, we could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have an adverse effect on the trading price of our ordinary shares.

Some of our resellers are facing financial difficulties, which makes it more difficult to predict our revenues.
      Some of our reseller customers may experience financial difficulties, including bankruptcy. If a customer cannot provide us with reasonable assurance of payment, then we only recognize revenue when we collect cash for our services, assuming all other criteria for revenue recognition have been met, and only after we have collected all previous accounts receivable balances. Although we will continue to try to obtain payments from these customers, it is likely that one or more of these customers will not pay us for our services. With respect to resellers that are in bankruptcy proceedings, we similarly may not be able to collect sums owed to us by these customers and we also may be required to refund pre-petition amounts paid to us during the 90 days prior to the bankruptcy filing.

The development of our direct business poses operational challenges and may cause our resellers to place fewer orders with us or may cause us to lose resellers.
      Sales of services directly to end-user customers represent a significant and growing part of our business. As we expand our direct business, we will face new operational challenges. These challenges include, but are not limited to, our ability to:

•	recruit, hire and train additional direct sales teams;

•	create effective automated systems to provision, manage and bill for VoIP services;

•	manage expanding and increasingly diverse distribution channels;

•	effectively manage additional vendors; and

•	enhance our network and access products to provide business-class VoIP services
      In addition, some of our existing resellers may perceive us as a potential or actual competitor. As a result, these resellers may reduce the volume or the rate of growth of the sales of our services, or may cease to resell our services entirely.

The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technology we use.
      The communications industry is subject to rapid and significant technological change, including continuing developments in DSL and VoIP technology and alternative technologies for providing broadband and telephony communications, such as cable modem, satellite and wireless technology. As a consequence, our success may depend on:

•	third parties, including some of our competitors and potential competitors, to develop and provide us with access to new communications and networking technology;

•	our ability to anticipate or adapt to new technology on a timely basis; and

•	our ability to adapt to new products and technologies that may be superior to, or may not be compatible with, our products and technologies
      The investments required to address technological changes are difficult to predict and may exceed our available resources. If we fail to adapt successfully to technological changes or fail to obtain access to important technologies, our business will be adversely affected.

A system failure could delay or interrupt service to our customers, which could reduce demand for our services.
      Our operations depend upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, terrorist attacks, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or any of our regional data centers could cause interruptions in our services. Additionally, failure of an ILEC or other service provider to provide communications capacity as a result of a natural disaster, operational disruption, labor dispute or any other reason could cause interruptions in our services. We have previously had difficulties obtaining service from the ILECs due to their labor disputes. Any damage or failure that interrupts our operations could harm our business.

A breach of network security could delay or interrupt service to our customers, which could reduce demand for our services.
      Our network may be vulnerable to unauthorized access, computer viruses, worms and Trojan horses and other disruptions. Internet service providers, telecommunications carriers and corporate networks have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, current and former employees and others. Unauthorized access could also potentially jeopardize the security of confidential information stored in our computer systems, our end-users and our reseller’s end-users. This might result in liability to us and also might deter potential customers from purchasing or selling our services. While we attempt to implement and develop additional security measures we have not implemented all of the security measures commercially available, and we may not implement such measures in a timely manner or at all. Moreover, these measures, if and when implemented, may be circumvented, and eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and our reseller’s customers, which could harm our business.

Our success depends on our retention of certain key personnel, our ability to hire additional key personnel and the maintenance of good labor relations.
      We depend on the performance of our executive officers and key employees. In particular, our senior management has significant experience in the telecommunications industry and the loss of any of them could negatively affect our ability to execute our business strategy. Additionally, we do not have “key person” life insurance policies on any of our employees.
      Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, operations, sales, marketing, finance, legal, human resource, and managerial personnel as we add end-users to our network. Competition for qualified personnel is intense. The significant drop in our stock price has greatly reduced or eliminated the value of stock options held by many of our employees, making it more difficult to retain employees in a competitive market. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

We depend on a limited number of third parties for equipment supply, software utilities, service and installation and if we are unable to obtain these items from these third parties we may not be able to deliver our services as required.
      We rely on outside parties to manufacture our network equipment and provide certain network services. These services, software and equipment include:

•	DSLAMs;

•	customer premises equipment, including modems, routers, bridges and other devices;

•	network routing and switching hardware;

•	customer support;

•	installation services;

•	customized software design and maintenance;

•	network management software;

•	systems management software;

•	database management software;

•	collocation space;

•	software used in our products;

•	hosting, email and IP provisioning services;

•	softswitches, used to provide VoIP services; and

•	Internet connectivity and Internet protocol services
      We have in the past experienced supply problems with certain vendors. These vendors may not be able to meet our needs in a satisfactory and timely manner in the future, which may cause us to lose revenue. In addition, we may not be able to obtain additional vendors when needed.
      Our reliance on third-party vendors involves additional risks, including:

•	the possibility that some of our vendors will leave the DSL equipment business or will stop supporting equipment that we already have installed;

•	the absence of guaranteed capacity;

•	the possibility that software vendors will stop supporting software that we use; and

•	reduced control over delivery schedules, quality assurance, production yields and costs
      Any of these events could have a material adverse impact on our business and operating results.

We use third party vendors offshore for tasks that were previously done by our employees.
      In 2003 we began using offshore vendors to assist us with software development and certain customer support functions. Since we have historically used employees for most of our software development, we have limited experience in managing offshore software development projects. Because we are using a third-party vendor to manage the day to day operations, we do not have as much control over the hiring and oversight of the vendors’ employees. In addition, the differences in time zones, languages and culture may make it difficult to integrate the vendors’ software development teams with our internal resources. As a result, this arrangement may impair our ability to modify and improve our software and to develop new software in a timely manner. In addition, we have provided these vendors with access to our intellectual property. While we have taken certain contractual and procedural steps to protect our intellectual property, if any of the vendors or their employees improperly uses our intellectual property, it may be more difficult for us to assert our intellectual property rights because we may not be able to use United States courts to enforce our rights.
      In outsourcing certain customer support functions to offshore vendors, we face similar integration problems as we do with our software outsourcing arrangements. In addition, these vendors may have difficulties communicating with our customers and resolving non-standard customer issues. We also may experience difficulties as we integrate the vendor’s systems with our own.
      Some of these offshore locations have experienced civil unrest and terrorism and have been involved in conflicts with neighboring countries. If some of these locations become engaged in armed hostilities, particularly if these hostilities are protracted or involved the threat of or use of weapons of mass destruction, our vendors’ operations could be adversely affected. While we have attempted to contractually protect ourselves against calamities, if our vendors’ operations are adversely affected, our customer service and software development efforts could be negatively impacted.

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
      In addition, the purchase price of an acquired business may exceed the current fair value of the net tangible assets of the acquired business. As a result, we would be required to record material amounts of goodwill and other intangible assets, which could result in significant impairment charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.
      Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $36,626 as of December 31, 2004. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We must pay federal, state and local taxes and other surcharges on our service, the applicability and levels of which are uncertain.
      Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services. Interstate surcharges include FUSF and Common Carrier Regulatory Fees. In addition, state regulators impose similar surcharges and fees on intrastate services and the applicability of these surcharges and fees to our services is uncertain in many cases. The division of our services between interstate and intrastate services, and between services that are subject to surcharges and fees and those that are not, is a matter of interpretation and may in the future be contested by the FCC or state authorities. The FCC is currently considering the nature of Internet service provider-bound traffic and new interpretations or changes in the characterization of jurisdictions or service categories could cause our payment obligations, pursuant to the relevant surcharges, to increase or result in liabilities. In addition, periodic revisions by state and federal regulators of the applicable surcharges may increase the surcharges and fees we currently pay. In addition, we may be required to pay certain state taxes, including sales taxes, depending on the jurisdictional treatment of the services we offer. The amount of those taxes could be significant, depending on the extent to which the various states choose to tax our services.
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
      We are a defendant in some of the litigation matters described in “Part I, Item 3. Legal Proceedings.” While we are vigorously defending these lawsuits, the total outcome of these litigation matters is inherently unpredictable, and there is no guarantee we will prevail. Adverse results in any of these actions could negatively impact our financial condition and results of operations and, in some circumstances result in a material adverse effect on us. In addition, defending such actions could result in substantial costs and diversion of resources that could adversely affect our financial condition, results of operations and cash flows.

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
      Currently, we have been issued sixteen patents and we have a number of additional patent applications pending. We intend to prepare additional applications and to seek patent protection for our systems and services. These patents may not be issued to us. If issued, they may not protect our intellectual property from competition. Competitors could design around or seek to invalidate these patents.
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

The price of our common stock may continue to fluctuate significantly.
      The market price for our common stock has been, and is likely to continue to be, highly volatile, which may result in losses to investors. We believe that a number of factors contribute to this fluctuation and may cause our stock price to decline in the future. While it is not possible to foresee all of the events that could adversely affect the price of our common stock or cause such price to remain volatile, a few of the factors include:

•	state and federal regulatory and legislative actions;

•	general economic conditions and the condition of the telecommunications industry;

•	our ability to maintain existing customers and add new customers and recognize revenue from distressed customers;

•	our ability to reach profitability and cash flow positive operations;

•	adverse litigation results;

•	announcements of new products, services or pricing by our competitors or the emergence of new competing technologies;

•	our failure to meet the expectations of investors or of analysts;

•	the adoption of new, or changes in existing, accounting rules, guidelines and practices, which may materially impact our financial statements and may materially alter the expectations of securities analysts or investors;

•	the level of demand for broadband Internet access services and VoIP telephony services;

•	departures of key personnel; and

•	effective internal controls over financial reporting

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

Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — “Liquidity, Capital Resources and Contractual Cash Obligations” for additional information)
      We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines some of which may be on less than optimal terms.
      Our substantial leverage could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources

ITEM 2.	Properties
(All dollar amounts are presented in thousands)
      We are headquartered in San Jose, California in an 86,000 square feet facility under a lease that will expire on October 31, 2008. In addition, we lease approximately 38,000 and 66,000 square feet of space for our call center operations in Herndon, Virginia and Denver, Colorado, respectively. We manage our network operations center in a 36,000 square feet location separate from our corporate headquarters in San Jose, California. We also lease office space with an approximate combined total of 36,000 square feet in some of the metropolitan areas in which we conduct operations. In June 2002, we completed the sale of our property (consisting of land, a building and certain improvements) in Manassas, Virginia, and recognized a gain of $133 which represents the net proceeds of $13,334 less the aggregate carrying value of $13,201.
      We also lease central office space from the ILECs in areas in which we operate or plan to operate under the terms of our interconnection agreements and obligations imposed by state public utilities commissions and the FCC. The productive use of our central office space is subject to the terms of our interconnection agreements. We will need to increase our central office space if we choose to expand our network geographically.

ITEM 3.	Legal Proceedings
(All dollar amounts are presented in thousands)
      In April 1999, we filed a lawsuit against Bell Atlantic, now Verizon, and its affiliates in the United States District Court for the District of Columbia. We are pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, we also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We are pursuing claims in this lawsuit that are similar to our claims against Verizon. Both courts dismissed some of our claims based on the ruling of the United States Court of Appeals of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed our remaining claims on other grounds. We voluntarily dismissed our remaining claims in the BellSouth case so we could pursue certain issues on appeal. We appealed the BellSouth and Verizon decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia, respectively. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth appealed this decision to the United States Supreme Court. On January 20, 2004, the United States Supreme Court reversed a decision entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Supreme Court also vacated the Eleventh Circuit’s decision in our case against BellSouth and remanded the case to the Eleventh Circuit for review in light of the Trinko decision. Although we believe the Trinko decision does not impact our cases, both BellSouth and Verizon claim that Trinko supports the dismissal of our lawsuits. On June 25, 2004, the Eleventh Circuit reversed portions of the lower court’s decision in the BellSouth case and remanded the case for further proceedings. On November  24, 2004, we requested that the United States Supreme Court review certain portions of the Eleventh Circuit’s decision unrelated to our antitrust claims. The Supreme Court denied our request. The Court of Appeals for the District of Columbia also recently reversed in part and affirmed in part the District Court’s decision in our case against Verizon and remanded the case to the United States District Court for further proceedings. We cannot predict the outcome of these proceedings at this time.
      On June 11, 2001, Verizon Communications filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. In its amended complaint, Verizon claims that we falsified trouble ticket reports with respect to the telephone lines that we ordered and seeks unspecified monetary damages, characterized as being in the “millions”, and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in favor of us and dismissed Verizon’s claims against us in their entirety. Verizon appealed the dismissal of its lawsuit. In July 2004 the Ninth Circuit Court of Appeals partially reversed the District Court’s decision and indicated that Verizon could attempt to pursue a claim against us for breach of contract. The matter has been sent back to the District Court for further proceedings. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.
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
      In June 2002, Dhruv Khanna was relieved of his duties as our General Counsel and Secretary. Shortly thereafter, Mr. Khanna alleged that, over a period of years, certain current and former directors and officers had breached their fiduciary duties to Covad by engaging in or approving actions that constituted waste and self-dealing, that certain current and former directors and officers had provided false representations to our auditors and that he had been relieved of his duties in retaliation for his being a purported whistleblower and because of racial or national origin discrimination. He threatened to file a shareholder derivative action against those current and former directors and officers, as well as a wrongful termination lawsuit. Mr. Khanna was placed on paid leave while his allegations were being investigated.
      Our Board of Directors appointed a special investigative committee, which initially consisted of Dale Crandall and Hellene Runtagh, to investigate the allegations made by Mr. Khanna. Richard Jalkut was appointed to this committee shortly after he joined our Board of Directors. This committee retained an independent law firm to assist in its investigation. Based on this investigation, the committee concluded that Mr. Khanna’s allegations were without merit and that it would not be in the best interests of Covad to commence litigation based on these allegations. The committee considered, among other things, that many of Mr. Khanna’s allegations were not accurate, that certain allegations challenged business decisions lawfully made by management or the Board, that the transactions challenged by Mr. Khanna in which any director had an interest were approved by a majority of disinterested directors in accordance with Delaware law, that the challenged director and officer representations to the auditors were true and accurate, and that Mr. Khanna was not relieved of his duties as a result of retaliation for alleged whistleblowing or racial or national origin discrimination. Mr. Khanna has disputed the committee’s work and the outcome of its investigation.
      After the committee’s findings had been presented and analyzed, we concluded in January 2003 that it would not be appropriate to continue Mr. Khanna on paid leave status, and determined that there was no suitable role for him at Covad. Accordingly, he was terminated as an employee of Covad.
      Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative action against our current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on behalf of the company from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek to invalidate our election of directors in 2002, 2003 and 2004 because they claim that our proxy statements were misleading. On or about October 11, 2004, we filed a motion to dismiss the amended complaint in its entirety and a motion to disqualify Mr. Khanna and the additional plaintiffs as class representatives. The motions have not yet been scheduled for hearing. We are unable to predict the outcome of this lawsuit.
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
      We are subject to state PUCs, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive telecommunications company interconnection agreements in general, and our interconnection agreements in particular. In some cases we may be bound by or may otherwise be significantly impacted by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to our agreements. The results of any of these proceedings could harm our business.
      In addition, we are engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple ILECs. These negotiations, arbitrations and proceedings concern the ILECs denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on our consolidated financial position and results of operations if we are denied or charged higher rates for transmission lines or central office spaces.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of 2004, we did not submit any matters to the vote of our security holders.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price Information and Dividend Policy for Our Common Stock
      Since July 20, 2001, our common stock has traded on NASDAQ’s OTC Bulletin Board under the symbol COVD.OB. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by NASDAQ’s OTC Bulletin Board.

	High	Low

Fiscal Year Ending December 31, 2003
First Quarter	$1.40	$0.57
Second Quarter	$1.27	$0.55
Third Quarter	$6.89	$0.87
Fourth Quarter	$6.17	$2.84
Fiscal Year Ending December 31, 2004
First Quarter	$4.16	$1.84
Second Quarter	$2.58	$1.62
Third Quarter	$2.36	$1.27
Fourth Quarter	$2.34	$1.45
      On December 31, 2004, the last reported sale price for our common stock on the OTC Bulletin Board was $2.15 per share. As of February 4, 2005 there were 17,920 holders of record of our common stock, and there were no holders of record of our Class B common stock.
      We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain any future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Board of Directors will determine our future dividend policy.

ITEM 6.	Selected Financial Data
(All dollar and share amounts are presented in thousands, except per share amounts)

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

Consolidated Statement of Operations Data:
Revenues, net	$429,197	$388,851	$383,496	$332,596	$158,736
Cost of sales (exclusive of depreciation and amortization)	266,172	288,122	298,336	461,875	432,153
Selling, general and administrative expenses	146,241	140,081	150,373	199,908	292,991
Depreciation and amortization	77,410	73,884	127,088	150,839	178,425
Provision for restructuring expenses	1,409	1,235	—	14,364	4,988
Provision for long-lived asset impairment	—	—	—	11,988	589,388
Loss from operations	(60,000)	(114,570)	(180,992)	(536,880)	(1,354,192)
Interest expense	(4,927)	(5,526)	(5,581)	(92,782)	(109,863)
Reorganization expenses, net	—	—	—	(62,620)	—
Gain on extinguishment of debt	—	—	—	1,033,727	—
Income (loss) before cumulative effect of change in accounting principle	(60,761)	(112,302)	(184,828)	344,758	(1,433,887)
Cumulative effect of change in accounting principle	—	—	—	—	(9,249)

Net income (loss)	$(60,761)	$(112,302)	$(184,828)	$344,758	$(1,443,136)
Basic and diluted per share amounts:
Net income (loss) before cumulative effect of change in accounting principle	$(0.24)	$(0.50)	$(0.84)	$1.94	$(9.41)
Cumulative effect of accounting change	—	—	—	—	(0.06)

Net income (loss)	$(0.24)	$(0.50)	$(0.84)	$1.94	$(9.47)
Weighted-average common shares used in computing basic and diluted per share amounts	249,187	224,950	219,744	177,347	152,359
Pro forma amounts assuming the accounting change is applied retroactively:
Net loss					$(1,433,887)
Net loss attributable to common stockholders					$(1,433,887)
Basic and diluted net loss per common share					$(9.41)

	As of December 31,

	2004	2003	2002	2001	2000

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$150,996	$114,345	$202,492	$283,863	$869,834
Property and equipment, net	$78,707	$94,279	$108,737	$215,804	$338,409
Total assets	$385,225	$334,711	$442,161	$675,168	$1,511,485
Long-term obligations, including capital leases	$125,734	$50,000	$50,165	$50,011	$1,374,673
Total stockholders’ equity (deficit)	$(8,635)	$(5,553)	$82,299	$259,829	$(182,663)

	As of and for the Year Ended December 31,

	2004	2003	2002	2001	2000

Other Operating and Financial Data:
Collocation facilities	2,052	1,819	1,802	1,718	1,859
Homes and businesses passed (approximately)	50,000,000	46,000,000	46,000,000	40,000,000	40,000,000
Lines in service	533,200	517,000	381,000	351,000	274,000
Capital expenditures for property and equipment	$38,743	$44,142	$22,782	$15,732	$319,234
Capital expenditures for collocation fees and purchases of other intangibles assets	$7,900	$14,889	$3,782	$7,940	$25,038

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
(All dollar and share amounts are presented in thousands, except per share amounts)
      The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Part I. Item 1. Business-Risk Factors” and elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement. See — Forward-Looking Statements.”
Overview

Our Business
      We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 125 major metropolitan areas, which include over 900 cities. Our telecommunications network allows us to offer services to approximately 50 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, SBC Communications, Inc., or SBC, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2004, we had approximately

533,200 broadband access end-users and 567 VoIP business customers with a combined total of approximately 20,500 VoIP stations.
      We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of December 31, 2004, Wholesale had approximately 454,600 DSL and T-1 lines in service, up from 445,000 lines at the end of the previous year. The majority of our services are sold through our Wholesale segment.
      Our Direct segment sells VoIP, high-speed data connectivity and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. Direct ended 2004 with approximately 78,600 DSL and T-1 lines in service, up from 72,000 lines at the end of the previous year.
      Since our inception, we have and continue to generate significant net and operating losses and negative operating cash flow, except for 2004, in which we generated positive operating cash flows. Our cash reserves are limited and our business plan is based on assumptions that we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire.

Regulatory Environment
      The FCC’s recent decisions, as described in more detail in Item 1, — Business — “Government Regulation”, have created a number of uncertainties, challenges and potential opportunities for us. The final effect of these developments will be subject to further proceedings at the FCC and the reactions of the various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence the decisions’ ultimate impact. As such, it is very difficult for us to predict with a high degree of certainty the final effects of the FCC’s decisions. As a result of these events, we are exploring alternative methods of selling bundled voice and data services directly to end-users and through our resellers. However, we may be unsuccessful in identifying feasible or profitable alternatives.

Our Opportunities and Challenges
      Our business is in transition due to changes in federal and state telecommunications regulations and our resellers’ changing strategies. Sales of our stand-alone DSL services have slowed, and we continue to experience a high level of churn among our existing end-users due to competitive pricing pressures and other factors. As a result, we have increased our focus on direct sales of bundled VoIP and data communications services to small and medium-sized businesses. This transition presents a substantial business opportunity for us. While we believe we are favorably positioned to take advantage of this opportunity, our ability to grow our sales of these services is inherently difficult to predict, and we cannot predict whether sales of these services will offset declines in sales of our stand-alone DSL services.
      Given the facts above and the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:
      Efficient use of cash — Since we exited our voluntary bankruptcy proceedings at the end of 2001, we have been able to decrease the amount of cash used in our operations, and concluded 2004 with working capital of approximately $79,000. We have reduced our expenses over the past three years and continue to manage expenses closely. Our ability to attain cash flow sufficiency will largely depend on the rate at which we can grow our revenues and control our expenditures.
      Manage through a transition in the delivery of broadband Internet access services to consumers — The delivery of stand-alone high-speed Internet connectivity services by our ISP customers is facing intense competition from the RBOCs and cable providers like Comcast, Adelphia and Cox Communications, who are aggressively pricing their consumer broadband services, often as part of a bundled service offering. We believe these market conditions have placed additional pricing pressure on us and our resellers, reduced the number of orders for our services, and have caused a higher level of churn among our end-users. During the first half of 2004, these conditions caused reductions of approximately 2,600 in our total number of end-users. However, we experienced an increase in net additions of approximately 18,800 in the second half of 2004.
      A portion of our current orders are generated by line-splitting arrangements with voice providers that bundle our data services with their voice services. The viability of these line-splitting arrangements is dependent on the ability of these voice providers to enter into agreements with the RBOCs that provide them with continued access to UNE-P or similar voice resale platforms. We are also exploring other methods of selling bundled voice and data services directly to end-users and to our resellers but we may be unsuccessful in identifying feasible or profitable alternatives. Our operational results in 2005 and beyond will be dependent on the extent to which we can continue sales of our services under bundling arrangements.
      Obtain acceptable line-sharing terms from the ILECs — We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 20.9% of our revenues from the sale of our line-shared services. While we expect that the revenues we generate from line-sharing with the RBOCs will decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to reach long-term agreements with the RBOCs, like our agreement with Verizon and Qwest or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.
      Expand and diversify our sources of revenue — We are taking steps to improve our prospects for revenue growth. First, we have expanded our network by adding central office locations, which will allow us to offer our services to more end-users. Second, we will continue our efforts to diversify our revenue sources by adding new services such as VoIP and by adding new resellers.
      New market opportunities — We believe that VoIP services have the potential to be a significant contributor to our future revenues. However, we are in the early stages of offering this capability, and our success in providing this new service will depend on our ability to offer a service that is competitive with voice services provided by other telecommunications service providers and to continue to improve this service.

Recent Developments
      On February 28, 2005, Susan Crawford resigned as the Company’s Senior Vice President and acting Chief Financial Officer, effective March 15, 2005. On March 2, 2005, the Board of Directors appointed John Trewin as the Company’s Senior Vice President and Chief Financial Officer, effective March 16, 2005.
      On February 4, 2005, regarding the assignment for the benefit of creditors of BlueStar Communications Group, Inc., or BlueStar, which is explained in Note 3 to our Consolidated Financial Statements in Item 8, the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As previously disclosed in our financial statements, we believe that such final distribution and liquidation of the estate is an event that qualifies for us to recognize the deferred gain of $53,963 that resulted from the deconsolidation of Bluestar on June 25, 2001. Consequently, we anticipate that we will recognize such gain during the three months ending March 31, 2005.

Critical Accounting Policies and Estimates
      Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For additional information regarding our critical accounting policies, please see Note 1 to our Consolidated Financial Statements in Item 8. The application of these policies requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:

•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty-four to forty-eight months using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over a range of twenty-four to forty-eight months.

•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. We determine our reporting units, for purposes of testing for impairment, by determining (i) how we manage our operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and our management regularly review such financial information, and (iii) how the acquired entity is integrated with our operations. Based on these criteria, we determined that our Wholesale and Direct segments are our reporting units. On June 8, 2004, we completed the acquisition of all of the outstanding shares of privately-held GoBeam, Inc., as described in Note 6 to our consolidated financial statements, “Acquisition of GoBeam, Inc.” We integrated and manage the GoBeam business within our Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position and results of operations.

•	We continue to analyze the applicability of certain transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business and various transaction-based tax experts to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect on our consolidated financial position and results of operations. In addition, we continue to analyze the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes will be concluded without a material adverse effect to our consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co- branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	We account for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our consolidated statement of operations. We use the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires us to use option valuation models that were not developed for use in valuing employee stock options. Rather, such option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, we believe such existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is our third fiscal quarter in 2005.
      Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ materially from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R we may choose to use a different valuation model to value the compensation expense associated with employee stock options.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets.” SFAS eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB opinion 29, “Accounting for Non-monetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.
      In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on our consolidated financial statements for the year ended December 31, 2004.
Results of Operations for the years ended December 31, 2004, 2003 and 2002

Business Segment Information
      In 2004, we managed our business segments based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations were not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs, and enterprise and telecommunications carrier customers. Our direct segment, or Direct, is a provider of voice and data communication services, which include VoIP, high-speed Internet access and other related services to individuals, small and medium-sized businesses, and other organizations. We reported all other operations and activities as Corporate Operations. These operations and activities were primarily comprised of general corporate functions to support our revenue producing segments and included costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed or controlled by our business segments.
      We measure our business segments profitability as income from operations, excluding certain operating expenses such as depreciation and amortization, and other income and expenses items. We record business segments’ net revenues based upon the differences in customers and related marketing channels. Wholesale net revenues are primarily driven by products and services sold to large resellers, whereas Direct net revenues are primarily driven by products and services sold directly to end-users. Our business segments’ operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to our customers. Our business segments network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, customer premises equipment and equipment maintenance. Operating expenses also consist of labor and related non-labor expenses for customer care, dispatch, and repair and installation activities.
      We allocate network costs to our business segments based on their consumption of circuit or equipment capacity. We allocate end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. Customer premises equipment, or CPE, cost is directly assigned to a business segment based on installations performed by such segment and the cost of each specific CPE. We allocate labor costs from our operations to our business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. We assign employee compensation for our sales forces directly to the business segments based on the customers they sell to and serve. We assign advertising and promotions to the business segments primarily based on expenditures incurred to stimulate demand for target customer within those segments.

Adjustments
      During the year ended December 31, 2003, a matter was identified related to prior financial reporting periods that necessitated the recording of additional expense. Such matter was related to the modification of stock options granted to certain employees in prior years. These modifications occurred upon the separation of such employees from our Company, principally during 2000. Accordingly, for the year ended December 31, 2003, we recorded additional stock-based compensation expense in the amount of $1,236, or $0.01 per share. Such amount is reflected in our selling, general and administrative expenses for the year ended December 31, 2003. We do not believe this amount is material to the periods in which it should have been recorded, nor do we believe it is material to our consolidated operating results for the year ended December 31, 2003. This adjustment is principally related to 2000, the impact of which would have been to increase selling, general and administrative expenses and net loss by $1,236 or $0.01 per share for such year. As explained below, certain other adjustments were recorded during 2002 that related to prior periods. $1,139 of such amounts pertained to 2000, the effect of which would have been to decrease the Company’s 2000 net loss by $0.01 per share. The aggregate effect of the adjustments recorded during the years ended December 31, 2003 and 2002 to the previously reported results of operations for the year ended December 31, 2000 would be to increase net loss by $97, or $0.00 per share, for such year if these adjustments had been recorded in 2000.
      As part of the continuing evaluation of our network assets during the year ended December 31, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to certain expenses. Such matters were related principally to changes in our network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment, the capitalization of certain network and product costs that should have been charged to operating expenses when they were incurred and various restructuring activities that resulted in the abandonment of certain network equipment and leasehold improvements. Accordingly, for the year ended December 31, 2002, we recorded additional depreciation expense of $6,989, cost of sales of $2,635, loss on the disposition of property and equipment of $635 and interest expense of $51. In addition, as part of our financial statement close process for the year ended December 31, 2002, we discovered that amortization expense related to non-cash deferred stock-based compensation was overstated in prior periods by $3,213. Therefore, for the year ended December 31, 2002, we recorded reductions of cost of sales of $320 and selling, general and administrative expense of $2,893. Furthermore, as part of the review of our December 31, 2002 tax accruals, we determined that we had overstated our transaction-based tax and other tax accruals in prior periods by $4,804, which we adjusted during the year ended December 31, 2002 through a reduction of cost of sales. The adjustment was primarily driven by various complex rules surrounding our estimated liability to the Federal Universal Service Fund, or FUSF. We do not believe any of the aforementioned amounts are material to the periods in which they should have been recorded, nor do we believe the prospective correction of such amounts during the year ended December 31, 2002 is material to our consolidated operating results for such year. The prospective correction of the aforementioned amounts relating to prior periods increased our 2002 consolidated net loss by $2,294, or $0.01 per share, and decreased our 2001 net loss by $3,433 or $0.02 per share.
     Revenues, net
      The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP services, monthly billings for T-1 circuits, monthly billings for high-capacity circuits sold to our wholesale customers and to a lesser degree from dial-up services sold to end-users. Because we do not recognize revenue from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for 2004, 2003 and 2002 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.
      Our net revenues of $429,197 for 2004 increased by $40,346, or 10.4%, when compared to our net revenues of $388,851 for 2003. This increase was primarily attributable to a $41,625 increase in broadband net revenues as a result of adding end-users to our network, a $12,738 reduction in customer rebates and incentives, $5,040 of net revenues as a result of the introduction of our new VoIP services, and a $2,124 increase in other revenues. These increases were partially offset by a $10,013 reduction in installation fees and equipment sales primarily driven by a $6,204 decrease in broadband net revenues some of which is related to lower selling prices, a $2,896 reduction in dial-up revenue as a result of the continuing decrease in demand for this service, a $1,643 reduction in hi-capacity circuits sales and a $669 decrease in revenue recognized from financially distressed customers. We expect to continue to add VoIP stations to our network and also expect to continue to add broadband end users, subject to the effect on our wholesale customers of uncertainty caused by regulatory events discussed in “Overview — Recent Developments.” This uncertainty may cause these resellers to stop marketing certain of our services or otherwise change their strategies. It is possible that these conditions will cause our revenue to decline in future periods. We also expect to continue to experience competitive pricing pressures for our current services and equipment products. As a result, we expect customer rebates and incentives to continue to be an element of our sales and marketing programs in order to respond to competitive market conditions.
      Our net revenues of $388,851 for 2003 increased by $5,355, or 1.4%, when compared to our net revenues of $383,496 for 2002. This increase was primarily attributable to a $51,041 increase in broadband net revenues as a result of adding end-users to our network. This increase was partially offset by a $15,361 reduction in installation fees and equipment sales primarily driven by lower selling prices, a $11,100 increase in customer rebates and incentives due to higher sales to our wholesale customers, a $8,349 decrease in revenue recognized from financially distressed partners, a $6,035 reduction of revenue from hi-capacity circuits as a result of customer network configuration changes and consolidation, and a $4,841 decrease in dial-up revenue primarily as a result of a decreasing demand for this service.

Segment Revenues and Significant Customers
      Our segment net revenues were as follows:

	Year Ended December 31,

	2004	2003	2002

Wholesale	$309,899	$298,221	$326,659
As a percent of net revenues	72.2%	76.7%	85.2%
Direct	$119,298	$90,630	$56,837
As a percent of net revenues	27.8%	23.3%	14.8%
      Our wholesale net revenues for 2004 increased by $11,678, or 3.9%, when compared to 2003. This increase was primarily attributable to a $10,023 increase in broadband revenue as a result of adding end-users to our network, and a $12,738 reduction in customer rebates and incentives. These increases were offset by a $11,335 reduction in installation fees and equipment sales primarily driven by lower selling prices. Our direct net revenues for 2004 increased by $28,668, or 31.6%, when compared to 2003. This increase was primarily attributable to a $25,640 increase in broadband subscription revenue as a result of adding end-users to our network, and $5,040 of VoIP subscription revenue as a result of adding a VoIP offering to our suite of products and services (refer to note 6 for a discussion on our acquisition of GoBeam) and a $1,322 increase in installation fees and equipment sales due to higher sales volume. These increases were offset by a $2,896 reduction in dial-up revenue as a result of a decreasing demand for this service.

      Our wholesale net revenues for 2003 decreased by $28,438, or 8.7%, when compared to 2002. This decrease was primarily attributable to a $15,361 reduction in installation fees and equipment sales principally driven by lower selling prices, a $11,100 increase in customer rebates and incentives due to higher sales to our wholesale customers, a $6,035 decrease of revenue from hi-capacity circuits as a result of customer network configuration changes and consolidation, and a $8,349 reduction in revenue recognized from financially distressed partners. These decreases were partially offset by a $12,558 increase in broadband revenue as a result of adding end-users to our network. Our direct net revenues for 2003 increased by $33,793, or 59.5%, when compared to 2002. This increase was primarily attributable to a $38,483 increase in broadband revenue as a result of adding end-users to our network, partially offset by a $4,841 reduction in dial-up revenue as a result of a decreasing demand for this service.
      We had over 390 wholesale customers as of December 31, 2004 compared to approximately 300 and 150 as of December 31, 2003 and 2002, respectively. The increases resulted primarily from the addition of smaller resellers. For 2004, 2003 and 2002, our 30 largest wholesale customers in each such year collectively comprised 93.4%, 93.3% and 93.3% of our total wholesale net revenues, respectively, and 67.4%, 71.6% and 79.5% of our total net revenues, respectively. Amounts owed to us from these customers collectively comprised 65.1% and 70.3% of our gross accounts receivable balance as of December 31, 2004 and 2003, respectively.
      Two of our wholesale customers, Earthlink, Inc. and AT&T Corp., accounted for 16.9% and 13.8%, 21.5% and 12.5%, and for 20.0% and 10.4% of our total net revenues for 2004, 2003 and 2002, respectively. Amounts owed to us from these customers totaled 17.9% and 20.9%, and 20.9% and 17.1% of our gross accounts receivables as of December 31, 2004 and 2003, respectively. On January 31, 2005, AT&T announced that it had agreed to be acquired by SBC, one of the largest RBOCs. This acquisition is subject to regulatory, antitrust and other forms of review. Based upon the statements of the parties, subject to the outcome of this review, the transaction is expected to close in the first half of 2006. At this time, we cannot reliably predict the effects of this transaction on our revenues derived from AT&T, or the timing of any such effects.
      We had over 78,600 direct end-users as of December 31, 2004 compared to approximately 72,000 and 42,600 as of December 31, 2003 and 2002, respectively. As of December 31, 2004, we had 567 VoIP business customers with approximately 20,500 stations utilizing our VoIP services.

Wholesaler Financial Difficulties
      We have identified certain of our customers who were essentially current in their payments for our services prior to December 31, 2004, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of December 31, 2004, that we believe may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 7.7%, 11.6% and 34.6% of our total net revenues for 2004, 2003 and 2002, respectively. As of December 31, 2004, amounts owed to us from these customers comprised 8.8% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to 2004, revenue from such customers will only be recognized when cash is collected, as described above.

Operating Expenses
      Operating expenses include cost of sales, selling, general and administrative expenses, provision for bad debts, depreciation and amortization expenses, provision for restructuring expenses and litigation-related expenses.
      Our total operating expenses were as follows:

	Year Ended December 31,

	2004	2003	2002

Amount	$489,197	$503,421	$564,488
As a percent of net revenues	114.0%	129.5%	147.2%

Cost of sales (exclusive of depreciation and amortization)
      Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office space, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.
      Our cost of sales was as follows:

	Year Ended December 31,

	2004	2003	2002

Amount	$266,172	$288,122	$298,336
As a percent of net revenues	62.0%	74.1%	77.8%
      Our cost of sales for 2004 decreased by $21,950, or 7.6%, when compared to 2003. This decrease was attributable to (i) a decrease in network costs of $3,422 primarily as a result of a $6,570 decrease in installation expenses and continued network cost management efforts and $5,000 related to the effects of amounts back billed by one of telecommunications vendors during 2003 and the partial resolution of such amount in 2004, offset by a $8,148 increase in network costs primarily due to the addition of broadband and VoIP subscribers to our network, (ii) a decrease in the cost of equipment sold of $6,125 primarily as a result of $2,991 of migration expenses associated with the Qwest customer list acquisition that occurred during 2003, and $3,134 as a result of lower installations and improved inventory management, (iii) a decrease in other costs of $6,560 primarily as a result of a decrease in the amortization of network and product costs subject to deferral, and (iv) an increase in labor and other operating expenses of $1,739 primarily as a result of $6,251 from transaction-based tax settlements that occurred during 2003, and a $5,885 increase in contract labor and other services, offset by a $8,594 decrease in salaries and incentives and stock-based compensation expenses, of which $3,756 relates to our 2003 ESPP, which is subject to variable accounting, and $2,135 from charges recorded during 2003 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employee in prior periods. In addition, during 2004, we ceased the accrual of a transaction-based tax because we determined we should not be subject to this tax. This change in accounting estimate decreased our cost of sales and our net loss by approximately $3,636, or $0.01 per share, for 2004. Lastly, during 2004, we changed our estimates of certain property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $3,946, or $0.02 per share, for 2004.
      Our cost of sales for 2003 decreased by $10,214, or 3.4%, when compared to 2002. This decrease was primarily attributable to improved management of our network costs, offset by costs associated with the addition of subscribers to our network. In addition, during 2003, we changed our estimates of certain liabilities for transaction-based taxes and property taxes based on settlements reached with various states and local jurisdictions on our transaction-based taxes and additional compilation of data on the valuation of our taxable property and equipment. These changes in accounting estimate decreased our cost of sales and our net loss by $8,439, or $0.04 a share, in 2003. Also during 2003, we changed our estimates of certain liabilities for collocation and network services as a result of the resolution of various billing disputes with our vendors and on our receipt of an invoice in December 2003 from a vendor for certain services provided by such vendor primarily in 2001 and 2000. These changes in accounting estimate increased our cost of sales and our net loss by $3,414, or $0.02 per share, during the 2003. Cost of sales for 2003 include $6,018 of migration expenses from the Qwest customer list acquisition, $2,135 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods, and $4,721 from the amortization of deferred variable stock-based compensation expenses related to our 2003 Employee Stock Purchase Plan, or ESPP. Cost of sales for 2002 include a credit of $5,550 from the settlement of certain disputed network service obligations during the year and customer acquisition costs of $3,674 associated with the acquisition of InternetConnect assets.

      We expect cost of sales to increase in future periods as we add subscribers and services to our network but to decrease as a percentage of our net revenues as we leverage some of our fixed costs. To offset some of the increased costs, we plan to continue to execute cost-saving programs and improve the delivery of our services. As discussed in “Part I, Item 1 — Business — Government Regulation”, there is uncertainty concerning our ability to continue to purchase certain network elements at regulated prices from the ILECs as a result of the FCC’s Triennial Review decision. As a result of those legal and regulatory proceedings, it is possible that the ILECs could substantially increase the cost or reduce the availability of these network elements, which would substantially increase our overall network cost structure and might cause us to discontinue our consumer grade services.
      Our cost of sales was allocated as follows:

	Year Ended December 31,

	2004	2003	2002

Wholesale Segment	$175,687	$209,334	$206,586
Direct Segment	54,016	46,124	31,301
Corporate Operations	36,469	32,664	60,449

Total	$266,172	$288,122	$298,336

      Our cost of sales for the Wholesale segment for 2004 decreased by $33,647, or 16.1%, when compared to 2003. This decrease was attributable to (i) a decrease in network costs of $6,473, as a result of a decrease in installations and continued network cost management, (ii) a decrease in the cost of equipment sold of $3,134 due to lower installations and improved inventory management, (iii) a $8,787 decrease in amortization of network and product cost subject to deferral, (iv) a $9,299 decrease in salaries and incentives, and (v) a $2,318 decrease in stock-based compensation expenses related to our 2003 ESPP. In addition, during 2004, we changed our estimates of certain liabilities for some elements of our network costs that are not yet billed by our suppliers and ceased the accrual of a transaction-based tax, as described above, which decreased our cost of sales by $3,636. Our cost of sales for the Direct segment for 2004 increased by $7,892, or 17.1%, when compared to 2003. This increase was attributable to (i) a $2,529 increase in network costs due to addition of broadband and VoIP subscribers to our network, (ii) a $2,306 increase in amortization of network and product costs subject to deferral; (iii) a $6,048 increase in contract labor and other services principally due to VoIP, partially offset by (i) a $2,991 decrease in the cost of equipment due to the migration expenses associated with the Qwest customer list acquisition that occurred during 2003. Our cost of sales for Corporate Operations for 2004 increased by $3,805, or 11.6%, when compared to 2003. This increase was primarily attributable to (i) a $6,251 increase in transaction-based taxes due to various tax settlements that occurred during 2003, (ii) a $4,600 increase in contract labor and other service expenses, and (iii) a $437 increase in network costs due to the addition of central office locations, offset by a (i) $1,438 decrease in stock-based compensation expenses related to our 2003 ESPP, and (ii) $2,135 from charges recorded during 2003 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods. In addition, we reduced our estimates on property tax liabilities in 2004 by $3,946 as described above.
      Our cost of sales for the Wholesale segment for 2003 increased by $2,748, or 1.3%, when compared to 2002. This increase was attributable to (i) a $5,550 credit from the settlement of certain disputed network service obligations during 2002, (ii) a $2,914 increase in stock-based compensation expenses related to our 2003 ESPP, offset by a decrease of approximately $8,277 in network costs due to improved management of our network capacity. Also during 2003, we changed our estimates of certain liabilities for collocation and network services as a result of the resolution of various billing disputes with our vendors and on our receipt of an invoice in December 2003 from a vendor for certain services provided by such vendor primarily in 2001 and 2000. These changes in accounting estimate increased our cost of sales and our net loss by $2,561 during the 2003. Our cost of sales for the Direct segment for 2003 increased by $14,823, or 47.4%, when compared to 2002. This increase was attributable to (i) a $11,626 increase in network costs due to addition of broadband subscribers to our network, (ii) $6,018 increase in the cost of equipment sold primarily due to the migration expenses associated with the Qwest customer list acquisition, offset by customer acquisition costs of $3,674 associated with the acquisition of InternetConnect assets during 2002. In addition, during 2003, we changed our estimates of certain liabilities for collocation and network services as a result of the resolution of various billing disputes with our vendors as described above. This change in accounting estimate increased our cost of sales by $853. Our cost of sales for Corporate Operations for 2003 decreased by $27,785, or 46.0%, when compared to 2002. This decrease was primarily attributable to improved management of our network capacity and a decrease in other expenses, offset by $1,807 increase in stock-based compensation expenses related to our 2003 ESPP and $2,135 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods.
     Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.
      Our selling, general and administrative expenses were as follows:

	Year Ended December 31,

	2004	2003	2002

Amount	$146,241	$140,081	$150,373
As a percent of net revenues	34.1%	36.0%	39.2%
      Our selling, general and administrative expenses for 2004 increased by $6,160, or 4.4%, when compared to 2003. This increase was primarily attributable to (i) a $17,305 increase in advertising expenses, which include marketing programs to promote our VoIP products, (ii) a $4,726 increase in professional services, primarily related to our implementation of the provisions of the Sarbanes-Oxley Act, offset by (i) a $9,442 reduction in incentive and stock-based compensation expenses, of which $6,089 relates to our 2003 ESPP, which is subject to variable accounting, and (ii) $3,800 from charges recorded during 2003 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods. In addition, during 2004, we changed our estimates of certain property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our selling, general and administrative expenses and our net loss by approximately $2,515, or $0.01 per share, during 2004.
      Our selling, general and administrative expenses for 2003 decreased by $10,292, or 6.8%, when compared to 2002. This decrease was attributable to a $19,433 decrease in advertising expenses and a $3,541 decrease in compensation and other expenses, offset by charges of $1,236 for additional stock-based compensation and $3,796 for the potential applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods and $7,650 from the amortization of deferred variable stock-based compensation expenses related to our 2003 ESPP.
      We expect to increase our selling, general and administrative expenses primarily as a result of sales compensation and increased marketing efforts associated with efforts to promote growth in sales of our VoIP services.
      Our selling, general and administrative expenses were allocated as follows:

	Year Ended December 31,

	2004	2003	2002

Wholesale Segment	$10,476	$13,069	$14,244
Direct Segment	39,984	20,346	44,513
Corporate Operations	95,781	106,666	91,616

Total	$146,241	$140,081	$150,373

      Our selling, general and administrative expenses for the Wholesale segment for 2004 decreased by $2,593, or 19.8%, when compared to 2003. This decrease was primarily attributable to a $2,382 decrease in salaries, incentive and stock-based compensation expenses, of which $1,922 relates to our 2003 ESPP, which is subject to variable accounting. Our selling, general and administrative expenses for the Direct segment for 2004 increased by $19,638, or 96.5%, when compared to 2003. This increase was attributable to $17,540 increase in sales and advertising expenses, which include marketing programs to promote our VoIP products and a $2,684 increase in salaries, primarily as a result of our VoIP sales force, offset by a decrease in stock-based compensation of $586 related to our 2003 ESPP, which is subject to variable accounting. Our selling, general and administrative expenses for Corporate Operations for 2004 decreased by $10,885, or 10.2%, when compared to 2003. This decrease was primarily attributable to a $8,962 decrease in salaries, incentive and stock-based compensation expenses, of which $3,581 relates to our 2003 ESPP, which is subject to variable accounting and a $3,800 reduction from charges recorded in 2003 for the probable applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods, offset by $4,726 increase in professional and other services, primarily related to our implementation of the provisions of the Sarbanes-Oxley Act. In addition, we reduced our estimates by $2,515 for certain property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our fixed assets as described above.
      Our selling, general and administrative expenses for the Wholesale segment for 2003 decreased by $1,175, or 8.2%, when compared to 2002. This decrease was attributable to a $2,669 decrease in compensation and other expenses, and a $921 decrease in advertising expenses, offset by an increase of $2,415 in the amortization of deferred variable stock-based compensation expenses related to our 2003 ESPP. Our selling, general and administrative expenses for the Direct segment for 2003 decreased by $24,167, or 54.3%, when compared to 2002. This decrease was attributable to a $20,917 decrease in advertising expenses, a $3,986 decrease in compensation and other expenses, offset by an increase of $736 in the amortization of deferred variable stock-based compensation expenses related to our 2003 ESPP. Our selling, general and administrative expenses for Corporate Operations for 2003 increased by $15,050, or 16.4%, when compared to 2002. This increase was attributable to a $3,113 increase in compensation and other expenses, $4,500 of stock-based compensation expenses related to our 2003 ESPP, a $2,405 increase in advertising expenses, a charge of $1,236 for additional stock-based compensation and $3,796 for the potential applicability of employment-related taxes related to certain stock-based compensation provided to employees in prior periods.

Provision for Bad Debts (Bad Debt Recoveries)
      Our provision for bad debts (bad debt recoveries) was $(2,035), $99 and $319 for 2004, 2003 and 2002, respectively. Our bad debts for 2004 decreased by $2,134 when compared to 2003. This decrease was primarily attributable to the recovery in 2004 of amounts due to us from one of our wholesale customers that were previously written off. Our bad debt in 2003 was generally in line with 2002.

Depreciation and Amortization
      Our depreciation and amortization of property and equipment, or depreciation, was $56,825, $56,559 and $112,438 for 2004, 2003 and 2002, respectively. Our depreciation for 2004 increased by $266 when compared to 2003 primarily as a result of the expansion of our network during 2004, offset by certain historical assets becoming fully depreciated. Our depreciation for 2003 decreased by $55,879 when compared to 2002 primarily as a result of asset retirements and certain assets becoming fully depreciated during 2003 and 2002. We expect depreciation and amortization to increase in future periods as we add more broadband and VoIP end-users to our network. This increase in depreciation will be partially offset as historical assets continue to become fully depreciated.
      Our amortization of intangible assets, or amortization, was $20,585, $17,325 and $14,650 for 2004, 2003 and 2002, respectively. Our amortization for 2004 and 2003 increased primarily as a result of the resumption of our network build and augmentation in selected markets during such years, which increased collocation fee expenditures and related amortization expenses. In addition, amortization in 2004 increased as a result of the acquisition of certain customer lists during 2004 and 2003. We expect amortization of intangible assets to continue to increase as we augment our network.

      As explained above, we do not allocate depreciation and amortization expense to our business segments.

Provision for Restructuring Expenses
      Our provision for restructuring expenses was $1,409 for 2004, of which $426 was paid after December 31, 2004, and $1,235 for 2003. In 2004, we reduced our workforce by approximately 77 employees, or 6.9% of our workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the 2004 reductions, we recorded restructuring expenses, consisting primarily of employee severance benefits, of $374, $281, and $754 in our Wholesale segment, our Direct segment and our corporate operations, respectively. Similarly, in 2003, we reduced our workforce by approximately 113 employees, or 10.2% of our workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the 2003 reductions, we recorded restructuring expenses, consisting primarily of employee severance benefits, of $103, $349, and $783 in our Wholesale segment, our Direct segment and our Corporate Operations, respectively. We did not record restructuring expenses during 2002. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods.

Litigation-related Expenses
      We recorded a non-cash credit to litigation-related expenses of $11,628 for 2002 as a result of a settlement in one of our legal proceedings. We did not recognize similar charges or credits for 2004 and 2003.

Other Income (Expense)

Net Interest Expense
      Our net interest expense was $2,259, $3,421 and $459 for 2004, 2003 and 2002, respectively. Net interest expense during 2004 consisted primarily of interest expense on our 3% convertible senior debentures due 2024 and our 11% long-term note payable to SBC, which we repaid in March of 2004, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense during 2003 and 2002 consisted primarily of interest expense on our 11% long-term note payable to SBC, less interest income earned on our cash, cash equivalents and short-term investments balances. We expect future net interest to be limited to the interest on our 3% convertible senior debentures due 2024 offset by interest income on our cash balances.

Investment Losses
      Our losses and write-downs on investments for 2003 and 2002 were $1,026 and $1,847, respectively. For 2003, our losses and write-downs on investments included impairment write-downs of equity investments of $747 and our equity in the losses of unconsolidated affiliates of $279. For 2002, our losses and write-downs on investments included a net realized loss on short-term investments of $17, an impairment write-down of an equity investment of $388, our equity in the losses of unconsolidated affiliates of $806 and a net realized loss on the sale of certain investments in unconsolidated affiliates of $636. We did not record similar losses or write-downs on investments in 2004.

Miscellaneous Income (Expense), net
      Our miscellaneous income (expense) was $1,498, $6,715 and $(1,530) for 2004, 2003 and 2002, respectively. The decrease in 2004 when compared to 2003 resulted principally from $5,000 of royalty payments received from a license agreement on our OSS software in 2003. Our miscellaneous income for 2004 included a $1,600 payment received as a result of a legal settlement. Our miscellaneous expense for 2002 was primarily comprised of losses on the disposition of fixed assets.

Income Taxes
      We made no provision for income taxes in any period presented in the accompanying consolidated financial statements because we incurred operating losses in each of these periods. As of December 31, 2004, we had net operating loss carryforwards for federal tax purposes of approximately $870,540, which will begin to expire in 2021, if not utilized. We also had aggregate net operating loss carryforwards for state income tax purposes of approximately $1,301,146, of which $171,016 will expire in 2005, $34,484 in 2006, and $1,095,646 through 2024, if not utilized. In addition, we had capital loss carryforwards for federal and state income tax purposes of approximately $27,025 which will begin to expire in 2006. On June 8, 2004, we completed our acquisition of all of the outstanding shares of privately-held GoBeam (Note 6). The acquisition was effectuated by merging one of our wholly-owned subsidiaries with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary. The merger is intended to qualify as a tax-free reorganization. As a result of the acquisition, our net operating loss carryforwards includes GoBeam’s existing, as of acquisition date, federal and state net operating loss of $39,587 and $27,600 respectively. Tax benefits related to pre-acquisition losses of acquired entity will be utilized first to reduce any associated intangibles and goodwill.
      The utilization of our net operating loss may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.
      Realization of our deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $34,259, $39,071 and $129,529 in 2004, 2003 and 2002, respectively.
Selected Quarterly Financial Information (Unaudited)
      Covad’s 2004 and 2003 unaudited condensed consolidated selected quarterly financial information is as follows:

	Three Months Eended

	March 31	June 30	September 30	December 31

2004:
Revenues, net	$108,477	$107,326	$105,687	$107,707
Gross profit (exclusive of depreciation and amortization)	$40,183	$44,578	$39,748	$38,516
Depreciation and amortization	$19,246	$19,204	$19,406	$19,554
Net loss	$(13,531)	$(7,406)	$(13,804)	$(26,020)
Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.05)	$(0.10)
2003:
Revenues, net	$90,860	$92,445	$100,507	$105,039
Gross profit (exclusive of depreciation and amortization)	$21,983	$23,813	$23,292	$31,641
Depreciation and amortization	$18,589	$17,776	$17,829	$19,690
Net loss	$(34,722)	$(27,287)	$(33,431)	$(16,862)
Basic and diluted net loss per share	$(0.16)	$(0.12)	$(0.15)	$(0.07)
      During the three months ended December 31, 2004 we recorded approximately $2,900 of incremental expense related to our 2003 ESPP, which is subject to variable accounting, as a result of the fluctuation of our common stock price. In addition, during the three months ended December 31, 2004 we recorded approximately $2,700 of incremental professional services expense as a result of our year end audit and Sarbanes-Oxley compliance procedures. These amounts were partially offset by approximately $4,000 of recoveries and settlements related to our network costs.

      As explained above, during the year ended December 31, 2003, a matter was identified related to prior financial reporting periods that necessitated the recording of additional expense. Such matter was related to the modification of stock options granted to certain employees in prior years. These modifications occurred upon the separation of such employees from our Company, principally during 2000. Accordingly, for the year ended December 31, 2003, we recorded additional stock-based compensation expense in the amount of $1,236, or $0.01 per share. Such amount is reflected in our selling, general and administrative expenses for the year ended December 31, 2003. We do not believe this amount is material to the periods in which it should have been recorded, nor do we believe it is material to our consolidated operating results for the year ended December 31, 2003. This adjustment is principally related to 2000, the impact of which would have been to increase selling, general and administrative expenses and net loss by $1,236, or $0.01 per share for such year.
      The impact on prior financial reporting periods in 2003 would have been as follows if the amounts described above had been recorded in the proper financial reporting periods:

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2003	2003	2003	2003	2003

Net loss, as reported	$(34,722)	$(27,287)	$(33,431)	$(16,862)	$(112,302)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss, as reported	—	1,236	—	—	1,236

Net loss, net of effect of prospectively correcting certain differences relating to prior periods	$(34,722)	$(26,051)	$(33,431)	$(16,862)	$(111,066)

Net loss, as reported	$(0.16)	$(0.12)	$(0.15)	$(0.07)	$(0.50)
Effect of prospectively correcting certain differences relating to prior periods, which is included in net loss, as reported	—	0.01	—	—	0.01

Net loss, net of effect of prospectively correcting certain differences relating to prior periods	$(0.16)	$(0.11)	$(0.15)	$(0.07)	$(0.49)

Related Party Transactions
      A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of our resellers. We recognized revenues from TelePacific of $369, $611 and $1,311 for 2004, 2003 and 2002, respectively. Accounts receivables from TelePacific were $29 and $103 as of December 31, 2004 and 2003, respectively. L. Dale Crandall, one of our directors, is also a director of BEA Systems (“BEA”), one of our vendors. We paid $890, $2,232 and $121 to BEA in 2004, 2003 and 2002, respectively. Charles Hoffman, our CEO, is a director of Chordiant Software (“Chordiant”), one of our vendors. We paid $3,387 to Chordiant in 2004. No amounts were paid to this vendor in 2003 and 2002.
      We believe these transactions were negotiated on an arms-length basis which terms we believe are comparable to transactions that would likely be negotiated with unrelated parties.
Liquidity, Capital Resources and Contractual Cash Obligations
      Over the last five years we have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internally used software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. We expect that in future periods our expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively lower than in recent periods while incremental, or “success-based”, expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network.
      Our cash and cash equivalents balance for 2004 increased by $52,130. The change in cash and cash equivalents was a follows:

	Year Ended December 31,

	2004	2003	2002

Net cash provided by (used in):
Operating activities	$3,676	$(45,553)	$(76,042)
Investing activities	(29,780)	8,508	(40,113)
Financing activities	78,234	8,005	2,761

Total	$52,130	$(29,040)	$(113,394)

Operating Activities
      Net cash used in our operating activities for 2004 improved by $49,229 when compared to 2003. This improvement was attributable to a decrease in our net loss, adjusted for non-cash and non-operating items, of $48,144, and the net change in our operating assets and liabilities of $1,085, primarily as a result of the change in our unbilled revenues, driven by lower installations. Net cash used in our operating activities for 2003 improved by $30,489 when compared to 2002. This improvement was attributable to a decrease in our net loss, adjusted for non-cash and non-operating items, of $39,684, offset by the net change in our operating assets and liabilities of $9,195. The net change in our operating assets and liabilities was primarily attributable to $6,943 from the change in our restricted cash and cash equivalents related to our bankruptcy proceedings, $3,920 from the change in our accounts receivable and payables and other operating assets and liabilities partly driven by the timing of our cash receipts and cash disbursements, $2,249 from the change in our unbilled revenues as a result of higher installations, partially offset by $5,338 from the change in unearned revenues as a result of the resolution of certain pre-petition cash receipts related to the bankruptcy proceedings of some of our wholesale customers. We expect our cash usage in our operating activities to increase in 2005, primarily as a result of our product, sales and marketing activities to promote our broadband and VoIP services.

Investing Activities
      Our investing activities consist primarily of purchases of short-term investments, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash used in our investing activities for 2004 increased by $38,288 when compared to 2003. This increase was primarily attributable to the net cash effect of purchase and maturity activities on our short-term investments of $43,828, a decrease in cost recoveries from internal-use software of $7,345, offset by a decrease in capital expenditures for property and equipment and collocation fees of $12,388. Net cash used in our investing activities for 2003 improved by $48,621 when compared to 2002. This improvement was primarily attributable to the net cash effect of purchase, sale and maturity activities on our short-term investments of $91,536, and an increase in cost recoveries from internal-use software of $6,531, offset by an increase in capital expenditures for property and equipment and collocation fees of $32,467, and a decrease in proceeds from the sale of assets of $16,630. We expect that in 2005 our expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively lower than in recent periods while incremental, or “success-based”, expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network.

Financing Activities
      Our financing activities consist primarily of proceeds and repayments of long-term debt and proceeds from the issuance of our common stock under our employee stock-based compensation plans. Net cash provided by our financing activities for 2004 increased by $70,229 when compared to 2003. This increase was primarily attributable to the net proceeds on the issuance of our senior unsecured convertible bonds of $119,961, offset by the principal repayment of our note to SBC of $50,000. Net cash provided by our financing activities for 2003 increased by $5,244 when compared to 2002. This increase was primarily attributable to the proceeds on the issuance of our common stock under our employee stock-based compensation plans. We expect that in 2005 our cash from financing activities will be primarily related to the proceeds of issuance of common stock under our employee stock-based compensation plans.

Liquidity
      Our total cash balance in 2004 increased by $36,292 from 2003. As of December 31, 2004, we had a total cash balance of $153,529. This balance was comprised of $117,506 in unrestricted cash and cash equivalents, $33,490 in unrestricted short-term investments, and $2,533 in restricted cash and cash equivalents. We expect to use additional cash resources primarily to increase sales and marketing activities as we expand the offering of VoIP services to new markets across our broadband network. The amount of this additional usage of cash to expand the offering of our VoIP services will depend on our ability to control incremental selling, general and administrative expenses, the amount of capital expenditures that is required to grow the subscriber base, development of operating support systems and software, and our ability to generate demand for our VoIP services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.
      Based on our 2005 business plan, we believe we will be able to continue as a going concern through December 31, 2005 using only our unrestricted cash, cash equivalents and short term investment balances in existence as of December 31, 2004. Our 2005 business plan includes certain discretionary spending that is based on several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, we will curtail this discretionary spending so that we can continue as a going concern through December 31, 2005 using only our unrestricted cash, cash equivalent and short term investment balances in existence as of December 31, 2004. Adverse business, legal, regulatory or legislative developments, such as the inability to continue accessing certain network elements from the RBOCs, may require us to raise additional financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise additional capital. If we are unable to acquire additional capital on favorable terms if needed, or are required to raise it on terms that are less satisfactory than we desire, our financial condition will be adversely affected.
      Our cash requirements for 2005 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:

•	further development of our VoIP capabilities, systems and software to expand our VoIP services;

•	our continuing ability to reach agreements with the ILECs to access line-shared telephone lines, remote terminals and other facilities, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	number of regions entered and the timing of entry and services offered

Contractual Cash Obligations
      Our contractual debt, lease and purchase obligations as of December 31, 2004 for the next five years, and thereafter, were as follows:

	2005	2006-2007	2008-2009	Thereafter	Total

Note payable to debentures	$—	$—	$125,000	$—	$125,000
Interest on note payable	3,750	7,500	4,531	—	15,781
Capital leases	665	56	13	—	734
Office leases	4,262	5,997	2,918	—	13,177
Other operating leases	123	98	—	—	221
Purchase obligations	4,475	281	—	—	4,756

	$13,275	$13,932	$132,462	$—	$159,669

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
      In 2002, we entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to us. We have a monthly minimum usage requirement which began in June 2002. The agreement expires in May 2005 and has a remaining purchase obligation of $3,350 as of December 31, 2004. Similarly, in 2002 we entered into a three-year, non-exclusive agreement with AT&T Corp. for the right to provide certain data services to us. We have an annual minimum usage requirement which began in January 2002. The agreement expired in December 2004. In addition, in 2002, we entered into a four-year, non-exclusive agreement with AT&T Corp. for the right to provide long distance services to us. We have an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $1,406 as of December 31, 2004.
      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of December 31, 2004, we were not involved in any SPE transactions.
Forward-Looking Statements
      We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be assured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

      Examples of such forward-looking statements include but are not limited to expectations regarding:

•	impact of the FCC’s recent decisions and related litigation, and our ability to obtain ILEC network elements and facilities at reasonable rates;

•	continuing deployment of local voice services by providers other than the ILECs and our ability to bundle our data services with the voice services of these alternative providers;

•	timing of our cash flows;

•	extent to which customers purchase our services;

•	relationships with our strategic partners and other potential third parties;

•	pricing for our services in the future;

•	margins on our service offerings;

•	possibilities that we will increase our revenues;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, the adequacy of our cash reserves, and the number of anticipated installed lines;

•	plans to increase sales of value-added services, like Voice over Internet Protocol;

•	anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	regulatory changes;

•	feasibility of alternative access solutions, like wireless;

•	effects of litigation currently pending; and

•	other statements contained in this Report on Form 10-K regarding matters that are not historical facts
      These statements are only estimates or predictions. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:

•	adapt our business plan in response to further developments resulting from the FCC’s recent decisions and related litigation;

•	collect receivables from customers;

•	retain and recruit employees;

•	successfully market our services to customers and generate customer demand for our services;

•	successfully defend our company against litigation;

•	successfully manage our operating costs and overhead while continuing to provide good customer service;

•	successfully continue to increase the number of business-grade lines and VoIP stations;

•	achieve favorable pricing for our services;

•	respond to increasing competition;

•	manage growth of our operations, particularly the expansion of our Direct business;

•	maintain suitable interconnection agreements with the ILECs in the areas where we provide service, all in a timely manner, at reasonable costs and on satisfactory terms that provide us with access to ILECs network elements and facilities that we use to provide our services; and

•	retain end-users that are served by customers facing financial difficulties
      All written and oral forward-looking statements made in connection with this Report on Form 10-K which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Part I. Item 1. Business — Risk Factors” and other cautionary statements included in this Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
(All dollar amounts are presented in thousands)
      Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the majority of our investment portfolio. In addition, all of our outstanding indebtedness as of December 31, 2004 is fixed-rate debt.
      The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments and restricted cash and cash equivalents as of December 31, 2004:

	Carrying Value	Interest Rate

Cash and cash equivalents	$117,506	2.13%
Short-term investments	33,490	1.93%
Restricted cash and cash equivalents	2,533	1.26%

	$153,529	2.07%

ITEM 8.	Financial Statements and Supplementary Data
FINANCIAL STATEMENTS
INDEX

(a)	The following documents are filed as part of this Form 10-K:

(1) Financial Statements. The following Financial Statements of Covad Communications Group, Inc. and Report of Independent Registered Public Accounting Firms are filed as part of this report.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Covad Communications Group, Inc.
      We have completed an integrated audit of Covad Communications Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Covad Communications Group, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 14, 2005

Report of Ernst and Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Covad Communications Group, Inc.
      We have audited the accompanying consolidated balance sheet of Covad Communications Group, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Covad Communications Group, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Walnut Creek, California
February 12, 2004,
except for (i) the fourth and twelfth paragraphs
of Note 13 and (ii) Note 14, as to which
the dates are May 11, 2004 and May 27, 2004,
respectively

COVAD COMMUNICATIONS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(All dollar and share
	amounts are presented in
	thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$117,506	$65,376
Short-term investments	33,490	48,969
Restricted cash and cash equivalents	2,533	2,892
Accounts receivable, net	30,041	28,528
Unbilled revenues	3,825	5,127
Other receivables	1,204	637
Inventories	4,629	5,335
Prepaid expenses and other current assets	2,553	3,761

Total current assets	195,781	160,625
Property and equipment, net	78,707	94,279
Collocation fees and other intangible assets, net	34,561	40,848
Goodwill	36,626	—
Deferred costs of service activation	30,152	31,486
Deferred customer incentives, net	2,683	4,431
Deferred debt issuance cost	4,231	—
Other long-term assets	2,484	3,042

Total assets	$385,225	$334,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,755	$12,982
Accrued compensation	15,619	21,661
Accrued collocation and network service fees	24,160	18,714
Accrued transaction-based taxes	33,730	35,268
Accrued interest	1,121	5,683
Accrued market development funds and customer incentives	3,182	7,024
Unresolved claims related to bankruptcy proceedings	71	7,378
Collateralized customer deposit	7,906	—
Unearned revenues	4,420	—
Other accrued liabilities	5,753	5,607

Total current liabilities	116,717	114,317
Long-term debt	125,000	50,000
Collateralized customer deposit	44,444	60,258
Deferred gain resulting from deconsolidation of subsidiary	53,963	53,963
Unearned revenues	51,518	61,726
Other long-term liabilities	2,218	—

Total liabilities	393,860	340,264
Commitments and contingencies (Notes 9 and 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.001 par value; 590,000 shares authorized; 263,681 shares issued and outstanding at December 31, 2004 (230,163 shares issued and outstanding at December 31, 2003)	264	230
Common stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2003	—	—
Additional paid-in capital	1,695,424	1,651,267
Deferred stock-based compensation	(939)	(14,459)
Accumulated other comprehensive loss	(985)	(953)
Accumulated deficit	(1,702,399)	(1,641,638)

Total stockholders’ deficit	(8,635)	(5,553)

Total liabilities and stockholders’ deficit	$385,225	$334,711

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(All dollar and share amounts are presented
	in thousands, except per share amounts)
Revenues, net	$429,197	$388,851	$383,496
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	266,172	288,122	298,336
Selling, general and administrative	146,241	140,081	150,373
Provision for bad debts (bad debt recoveries)	(2,035)	99	319
Depreciation and amortization of property and equipment	56,825	56,559	112,438
Amortization of collocation fees and other intangible assets	20,585	17,325	14,650
Provision for restructuring expenses	1,409	1,235	—
Litigation-related expenses	—	—	(11,628)

Total operating expenses	489,197	503,421	564,488

Loss from operations	(60,000)	(114,570)	(180,992)
Other income (expense):
Interest income	2,668	2,105	5,122
Realized loss on short-term investments	—	—	(17)
Provision for impairment of investments in unconsolidated affiliates	—	(747)	(388)
Equity in losses of unconsolidated affiliates	—	(279)	(806)
Loss on disposal of investments in unconsolidated affiliate	—	—	(636)
Interest expense	(4,927)	(5,526)	(5,581)
Miscellaneous income (expense), net	1,498	6,715	(1,530)

Other income (expense), net	(761)	2,268	(3,836)

Net loss	$(60,761)	$(112,302)	$(184,828)

Basic and diluted net loss per share	$(0.24)	$(0.50)	$(0.84)

Weighted-average common shares used in computing basic and diluted per share amounts	249,187	224,950	219,744

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
							Other		Total
	Preferred Stock		Common Stock		Additional	Deferred	Comprehensive		Stockholders’
					Paid-In	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)

	(All dollar and share amounts are presented in thousands)
Balances at December 31, 2001	—	$—	216,542	$216	$1,606,737	$(257)	$(2,359)	$(1,344,508)	$259,829
Issuance of common stock	—	—	5,418	6	4,303	—	—	—	4,309
Issuance of common stock upon exercise of options	—	—	1,006	1	398	—	—	—	399
Issuance of common stock upon emergence from Chapter 11 bankruptcy	—	—	217	—	261	—	—	—	261
Issuance of warrants	—	—	—	—	3,790	—	—	—	3,790
Stock-based compensation	—	—	—	—	285	—	—	—	285
Deferred stock-based compensation	—	—	—	—	290	(290)	—	—	—
Amortization (reversal) of deferred stock-based compensation	—	—	—	—	(3,745)	387	—	—	(3,358)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	270	—	270
Foreign currency translation	—	—	—	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	—	—	—	(184,828)	(184,828)

Balances at December 31, 2002	—	—	223,183	223	1,612,319	(160)	(747)	(1,529,336)	82,299
Issuance of common stock	—	—	1,996	2	1,721	—	—	—	1,723
Issuance of common stock upon exercise of options	—	—	4,984	5	6,453	—	—	—	6,458
Issuance of warrants	—	—	—	—	2,640	—	—	—	2,640
Stock-based compensation	—	—	—	—	1,356	—	—	—	1,356
Deferred stock-based compensation	—	—	—	—	26,778	(26,778)	—	—	—
Amortization (reversal) of deferred stock-based compensation	—	—	—	—	—	12,479	—	—	12,479
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(206)	—	(206)
Net loss	—	—	—	—	—	—	—	(112,302)	(112,302)

Balances at December 31, 2003	—	—	230,163	230	1,651,267	(14,459)	(953)	(1,641,638)	(5,553)
Issuance of common stock	—	—	5,316	5	4,722	—	—	—	4,727
Issuance of common stock upon exercise of options	—	—	1,951	2	2,149	—	—	—	2,151
Issuance of common stock for bankruptcy filing related transactions	—	—	6,496	7	6,944	—	—	—	6,951
Issuance of common stock for business acquisition expenses			834	1	1,780	—	—	—	1,781
Issuance of common stock to vendors	—	—	8	—	13	—	—	—	13
Issuance of common stock for business acquisition	—	—	18,724	19	39,345	—	—	—	39,364
Issuance of restricted stock	—	—	189	—	660	(660)	—	—	—
Amortization (reversal) of stock- based compensation	—	—	—	—	(11,456)	14,180	—	—	2,724
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	—	(60,761)	(60,761)

Balances at December 31, 2004	—	$—	263,681	$264	$1,695,424	$(939)	$(985)	$(1,702,399)	$(8,635)

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(All dollar amounts are presented in
	thousands)
Operating Activities:
Net loss	$(60,761)	$(112,302)	$(184,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts (bad debt recoveries), net	(2,035)	99	319
Depreciation and amortization	77,410	73,884	127,088
Loss on disposition of property and equipment	669	112	1,712
Non-cash litigation-related expenses	—	—	(11,628)
Amortization (reversal) of deferred stock-based compensation, net	2,724	12,479	(3,358)
Amortization of deferred customer incentives	1,749	—	—
Other stock-based compensation	13	1,367	305
Other non-cash charges	809	1,749	803
Accretion of interest on investments, net	(716)	(1,090)	(209)
Provision for impairment of investments in unconsolidated affiliates	—	747	388
Equity in losses of unconsolidated affiliates	—	279	806
Miscellaneous income from internal-use software license royalties	—	(5,606)	—
Loss on disposal of investment in unconsolidated affiliates	—	—	636
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Restricted cash and cash equivalents	—	(316)	6,627
Accounts receivable	1,055	(6,881)	1,180
Unbilled revenues	1,302	(1,206)	1,043
Inventories	730	(239)	2,153
Prepaid expenses and other assets	741	1,995	4,159
Deferred costs of service activation	1,334	8,800	17,676
Accounts payable	4,407	2,067	(4,927)
Unresolved claims related to bankruptcy proceedings	(356)	(3)	(2,930)
Collateralized customer deposit	(7,908)	(7,933)	(6,809)
Other current liabilities	(11,703)	(1,466)	(1,366)
Unearned revenues	(5,788)	(12,089)	(24,882)

Net cash provided by (used in) operating activities	3,676	(45,553)	(76,042)
Investing Activities:
Restricted cash and cash equivalents	359	—	—
Purchase of short-term investments	(144,105)	(131,903)	(237,088)
Maturities of short-term investments	160,268	191,894	165,526
Proceeds from the sale of short-term investments	—	—	40,017
Purchase of property and equipment	(38,743)	(44,142)	(22,782)
Proceeds from sale of property and equipment	115	181	13,451
Recovery of internal-use software costs	—	7,345	814
Payment of collocation fees and purchase of other intangible assets	(7,900)	(14,889)	(3,782)
Proceeds from sale of investments in unconsolidated affiliates	—	—	3,360
Cash acquired through acquisition	107	—	—
Acquisition costs	(473)	—	—
Decrease in other long-term assets	592	22	371

Net cash provided by (used in) investing activities	(29,780)	8,508	(40,113)
Financing Activities:
Proceeds from the issuance of senior unsecured convertible debentures, net	119,961	—	—
Principal payments of long-term debt	(50,000)	—	—
Principal payments under capital lease obligations	(386)	(165)	(328)
Proceeds from the issuance of common stock	6,878	8,170	3,089
Proceeds from the issuance of common stock related to an acquisition	1,781	—	—

Net cash provided by financing activities	78,234	8,005	2,761

Net increase (decrease) in cash and cash equivalents	52,130	(29,040)	(113,394)
Cash and cash equivalents at beginning of year	65,376	94,416	207,810

Cash and cash equivalents at end of year	$117,506	$65,376	$94,416

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$8,535	$5,510	$80

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Equipment purchased through capital leases	$959	$—	$482

Common stock issued in settlement of claims related to bankruptcy	$6,951	$—	$—

Common stock, options, and warrants issued for acquisition of business	$39,364	$—	$—

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002
(All dollar and share amounts are presented in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

Organization, Business and Basis of Presentation

Organization and Business
      Covad Communications Group, Inc., together with the subsidiaries through which businesses are conducted (collectively “Covad” or “the Company”), provides voice and data communications products and services to consumers and businesses. The Company provides these services throughout the United States in approximately 125 major metropolitan areas, which includes over 900 cities. The Company’s telecommunications network allows it to offer services to approximately 50 million homes and businesses. The Company’s products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, and a variety of related services. The Company primarily uses digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver its services. In order to provide its services the Company purchases network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other telecommunication carriers, and then combine these network elements with its own nationwide network facilities. The Company purchases the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, SBC Communications, Inc., or SBC, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2004, the Company had approximately 533,200 broadband access end-users and 567 VoIP business customers with a combined total of approximately 20,500 VoIP stations.
      The Company operates two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of December 31, 2004, Wholesale had approximately 454,600 DSL and T-1 lines in service. The Company’s Direct segment sells VoIP, high-speed data connectivity and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and its website. Direct focuses on the small business market and also sells to enterprise customers that purchase the Company’s services for distribution across their enterprise. Direct ended 2004 with approximately 78,600 DSL and T-1 lines in service.
      Based on the Company’s 2005 business plan, the Company believes it will be able to continue as a going concern through December 31, 2005 using only its unrestricted cash, cash equivalents and short term investment balances in existence as of December 31, 2004. The Company’s 2005 business plan includes certain discretionary spending that is based on several assumptions, including growth of its subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If necessary, the Company will curtail this discretionary spending so that it can continue as a going concern through December 31, 2005 using only its unrestricted cash, cash equivalent and short term investment balances in existence as of December 31, 2004. Adverse business, legal, regulatory or legislative developments, such as the inability to continue accessing certain network elements from the RBOCs, may require the Company to raise additional financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise additional capital. If the Company is unable to acquire additional capital on favorable terms if needed, or is required to raise it on terms that are less satisfactory than it desires, its financial condition will be adversely affected.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Presentation
      The consolidated financial statements include the accounts of Covad and its wholly owned subsidiaries, except for the accounts of BlueStar Communications Group, Inc. and its wholly owned subsidiaries, which have been excluded from the Company’s consolidated financial statements effective June  25, 2001 (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

Adjustments
      During the year ended December 31, 2003, a matter was identified related to prior financial reporting periods that necessitated the recording of additional expense. Such matter was related to the modification of stock options granted to certain employees in prior years. These modifications occurred upon the separation of such employees from the Company, principally during 2000. Accordingly, for the year ended December 31, 2003, the Company recorded additional stock-based compensation expense in the amount of $1,236 ($0.01 per share). Such amount is reflected in the Company’s selling, general and administrative expenses for the year ended December 31, 2003. The Company does not believe this amount is material to the periods in which it should have been recorded, nor does it believe it is material to its consolidated operating results for the year ended December 31, 2003. This adjustment is principally related to 2000, the impact of which would have been to increase selling, general and administrative expenses and net loss by $1,236 ($0.01 per share) for such year. As explained below, certain other adjustments were recorded during 2002 that related to prior periods. $1,139 of such amounts pertained to 2000, the effect of which would have been to decrease the Company’s 2000 net loss by $0.01 per share. The aggregate effect of the adjustments recorded during the year ended December 31, 2003 and 2002 to the previously reported results of operations for the year ended December 31, 2000 would be to increase net loss by $97, or $0.00 per share, for such year if these adjustments had been recorded in 2000.
      As part of the Company’s continuing evaluation of its network assets during the year ended December 31, 2002, certain matters were identified related to prior financial reporting periods that necessitated the recording of adjustments to certain expenses. Such matters were related principally to (i) changes in the Company’s network configuration, which necessitated reductions of the remaining estimated useful lives of certain network equipment, (ii) the capitalization of certain network and product costs that should have been charged to operating expenses when they were incurred and (iii) various restructuring activities that resulted in the abandonment of certain network equipment and leasehold improvements. Accordingly, for the year ended December 31, 2002, the Company recorded additional (i) depreciation expense of $6,989 ($1,306 of which was recorded during the fourth quarter of 2002), (ii) cost of sales of $2,635 ($1,930 of which was recorded during the fourth quarter of 2002), (iii) loss on the disposition of property and equipment of $635 (all of which was recorded during the fourth quarter of 2002), and (iv) interest expense of $51 (all of which was recorded during the fourth quarter of 2002). In addition, as part of the Company’s financial statement close process for the year ended December 31, 2002, the Company discovered that it had overstated its amortization expense relating to non-cash deferred stock-based compensation in prior periods by $3,213. Therefore, for the year ended December 31, 2002, the Company recorded reductions of (i) cost of sales of $320 (all of which was recorded during the fourth quarter of 2002) and (ii) selling, general and administrative expense of $2,893 (all of which was recorded during the fourth quarter of 2002). Furthermore, as part of the Company’s review of its December 31, 2002 tax accruals, it determined that it had overstated its transaction-based tax and other tax accruals in prior periods by $4,804, which the Company adjusted during the year ended December 31, 2002 (all of which was recorded during the fourth quarter of 2002). The adjustment was primarily driven by various complex rules surrounding the Company’s estimated liability to the Federal Universal Service Fund (“FUSF”). The Company does not believe any of the aforementioned amounts are material to the periods in which they should have been recorded, nor does it believe the prospective correction of such amounts during the year ended December 31, 2002 is material to its consolidated operating results for such year (the prospective correction of the aforementioned amounts relating to prior periods increased the Company’s 2002

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated net loss by $2,294, or $0.01 per share, and decreased the Company’s 2001 net loss by $3,433 or $0.02 per share).

Summary of Significant Accounting Policies

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances (Notes 1 and 2), (ii) inventory valuation (Note 1), (iii) reorganization and restructuring liabilities (Note 3), (iv) useful life assignments and impairment evaluations associated with property and equipment and intangible assets (Notes 1, 4 and 5), (v) anticipated outcomes of legal proceedings and other disputes (Notes 2, and 10), (vi) transaction-based tax and employment-related tax liabilities (Note 10) and (vii) valuation allowances associated with deferred tax assets (Note 12).

Cash Equivalents and Short-Term Investments
      The Company considers all highly liquid investments with a maturity of three months or less from the date of original issuance to be cash equivalents. As of December 31, 2004 and 2003, cash equivalents consisted principally of money market mutual funds. All of the Company’s investments are classified as available-for-sale and stated at their fair market values, which are determined based on quoted market prices. The Company’s short-term investments had original maturities greater than three months, but less than one year, from the balance sheet dates. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold.
      Short-term investments consisted of the following:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$21,952	$—	$(22)	$21,930
Commercial paper	11,564	—	(4)	11,560

Total available-for-sale securities	$33,516	$—	$(26)	$33,490

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$38,961	$7	$—	$38,968
Certificates of deposit	10,000	1	—	10,001

Total available-for-sale securities	$48,961	$8	$—	$48,969

      As of December 31, 2004, the contractual maturities of all available-for-sale securities are between February 1, 2005 and July 5, 2005.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Realized losses resulting from the sale of available-for-sale securities was as follows:

	Year Ended
	December 31,

	2004	2003	2002

Losses	$—	$—	$(17)

Total	$—	$—	$(17)

Restricted Cash and Cash Equivalents
      As of December 31, 2004 and 2003, the Company held $2,533 and $2,892, respectively, in money market mutual funds, which (i) collateralize irrevocable letters of credit pertaining to certain operating lease commitments (Note 9) or (ii) are restricted for the payment of unresolved bankruptcy claims.

Other Investments
      Other investments consist primarily of strategic investments in privately held entities. These investments in privately held companies are accounted for under either the cost or equity methods of accounting, depending on the Company’s ownership and ability to significantly influence these entities.
      The Company performs periodic reviews of its investments for impairment. Impairment write-downs create a new carrying value for the investment and the Company does not record subsequent increases in fair value in excess of the new carrying value for these types of privately held investments accounted for under the cost or equity methods. The Company recorded write-downs of $747 and $388 during the years ended December 31, 2003 and 2002, respectively, related to impairments of its privately held investments. No similar impairments were recorded during the year ended December 31, 2004.

Concentrations of Credit Risk, Significant Customer and, Key Suppliers
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and restricted cash and cash equivalents. The Company’s cash and investment policies limit cash equivalents, short-term investments and restricted cash and cash equivalents to short-term, investment grade instruments. Cash and cash equivalents, short-term investments and restricted cash and cash equivalents are held primarily with various domestic and international financial institutions with high credit ratings. The Company has not experienced any significant losses on its cash, cash equivalents or restricted cash and cash equivalents.
      The Company conducts business primarily with ISPs, enterprise customers and telecommunications carrier customers in the United States. As more fully described in Note 2, the Company has concentrations of credit risk with a small number of customers, and certain of the Company’s customers were experiencing financial difficulties as of December 31, 2004, 2003 and 2002 and were not current in their payments for the Company’s services at those dates. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. An allowance is maintained for estimated credit losses and doubtful accounts, these allowances are derived by (i) specific facts and circumstances on the financial condition of individual customers, and (ii) credit loss history on the accounts receivable portfolio.
      The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company’s business and results of operations.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Parties
      The Company is a minority shareholder of Certive Corporation. The Company’s Chairman of the Board of Directors, Charles McMinn, is also the Chairman and principal stockholder of Certive (Note 6).
      The Company’s former vice-chairman and former interim chief executive officer, Frank Marshall, who was also a member of the Company’s board of directors from October 1997 to December 2002, was a minority stockholder and former member of the board of directors of one of the Company’s former ISP customers, InternetConnect, which filed for bankruptcy protection in 2001 (Note 6).
      A member of the Company’s Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $369, $611 and $1,311 for the years ended December 31, 2004, 2003 and 2002, respectively. Accounts receivables from TelePacific were $29 and $103 as of December 31, 2004 and 2003, respectively. Another member of the Company’s Board of Directors, L. Dale Crandall, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $890 and $2,232 to BEA during the years ended December 31, 2004 and 2003, respectively. Accounts payable to BEA was $21 as of December 31, 2004, respectively. Charles Hoffman, the Company’s CEO, is also a director of Chordiant Software (“Chordiant”), one of our vendors. The Company paid $3,387 to Chordiant in 2004. No amounts were paid to this vendor in 2003. No amounts were due to this vendor as of December 31, 2004 and 2003.

Inventories
      Inventories, consisting primarily of customer premises equipment, are stated at the lower of cost, determined using the “first-in, first-out” method, or market. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of sales.

Property and Equipment
      Property and equipment are recorded at cost, subject to adjustments for impairment, and depreciated or amortized using the straight-line method over the following estimated ranges of useful lives:

Leasehold improvements	5 years or the term of the lease, whichever is less
Computer equipment	2 to 5 years
Computer software	3 to 5 years
Furniture and fixtures	2 to 5 years
Networks and communication equipment	2 to 5 years
      The Company incurs significant costs associated with internal-use software, which consists principally of software used to operate its operational support systems (“OSS”), network assets, and website. The Company charges pre-development, training and maintenance costs to expense as they are incurred. Software and website development costs, which include direct costs such as labor and contractors, are capitalized when they can be segregated from other non-capitalizable labor activities and when it is probable that the project will be completed and the software or website will be used as intended. Costs incurred for upgrades and enhancements to the Company’s software or website are capitalized when it is probable that such efforts will result in additional and significant functionality. Capitalized software and website costs are amortized to expense over the estimated useful life of the software or website. Amortization of internal-use software costs was $3,566, $3,699 and $6,240 for the years ended December 31, 2004, 2003, and 2002, respectively. The Company accounts for incidental sales of licenses for its OSS software on a cost recovery basis (Note 6). In 2004, the Company began recording royalty payments for licensing its OSS software as other revenue as the cost of the licensed software has been fully recovered.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company leased certain equipment under capital lease agreements. Assets and liabilities under capital leases are recorded at the lesser of the present value of the aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets under lease. Assets under capital leases are amortized over the lease term or the useful life of the assets. Amortization of assets under capital leases is included in depreciation and amortization expense.

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
      Other intangible assets consist of a customer lists acquired from third parties (Note 6). Such customer lists are being amortized over a period of twenty-four to forty-eight months, representing a weighted-average life of thirty months, using the straight-line method.
      As of December 31, 2004, the Company’s estimated annual amortization expenses associated with collocation fees and other intangible assets for the next five years were as follows:

2005	$16,750
2006	$7,636
2007	$5,610
2008	$3,753
2009	$812

Change in Accounting Estimate
      During the year ended December 31, 2004, the Company reduced its estimates on property tax liabilities, primarily caused by lower property valuations and actual tax assessments on its network assets. For the year ended December 31, 2004 this change in accounting estimate reduced the Company’s cost of sales by $1,824, and selling, general and administrative expenses by $544, and net loss by approximately $2,368 ($0.01 per share). In addition, during the three months ended June 30, 2004, the Company ceased the accrual of a transaction-based tax because it determined it should not be subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. The Company believes that such determination prospectively removes the “probable” condition required by Statement of Financial Accounting Standard 5 (“SFAS 5”) to accrue a contingent liability. For the year ended December 31, 2004, this change in accounting estimate had the effect of lowering the Company’s cost of sales and net loss, compared to the prior year period, by approximately $3,636 ($0.01 per share). The Company did not reverse the liability of approximately $19,455 that was accrued at the statutory tax rate as of March 31, 2004, because the Company believes that the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. The Company believes that the criteria for derecognizing the liability for the tax reflected in its condensed consolidated balance sheet as of March 31, 2004, will be met when one of the following occurs: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that it is not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. Furthermore, during the year ended December 31, 2004, the Company recorded a bad debt recovery in the amount of $1,600 as a result of a settlement of a previously written down account receivables balance from one of its wholesale customers. For the year ended December 31, 2004, this change in accounting estimate reduced the Company’s provision for bad debts and

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net loss by $1,600 ($0.01 per share). During the year ended December 31, 2004, the Company also reduced its estimates of a transaction-based tax liability and certain employment related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns. For the year ended December 31, 2004, these changes in accounting estimates reduced the Company’s cost of sales by $2,023, selling, general and administrative expenses by $1,971 and net loss by $3,994 ($0.02 per share).
      During the year ended December 31, 2003, the Company reduced its estimates of accrued liabilities for customer incentives based on the compilation of sufficient historical data with which to estimate sales incentives that will not ultimately be claimed by customers. For the year ended December 31, 2003, this change in accounting estimate increased the Company’s revenues by $2,355, and reduced the Company’s net loss by $2,750 ($0.01 per share).

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
      Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the years ended December 31, 2004, 2003 and 2002 had the Company applied the fair value method to account for stock-based awards to employees:

	2004	2003	2002

Net loss, as reported	$(60,761)	$(112,302)	$(184,828)
Stock-based employee compensation expense (reversal) included in the determination of net loss, as reported	2,724	13,715	(3,112)
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(21,593)	(20,507)	(28,471)

Pro forma net loss	$(79,630)	$(119,094)	$(216,411)

Basic and diluted net loss per common share:
As reported	$(0.24)	$(0.50)	$(0.84)

Pro forma	$(0.32)	$(0.53)	$(0.98)

      The weighted-average grant date fair value of stock-based awards to employees was $2.46, $1.76 and $0.83 per share during the years ended December 31, 2004, 2003 and 2002, respectively. Such weighted-average grant date fair values were estimated using the Black-Scholes option valuation model and the assumptions listed in Note 13 under the caption “Pro Forma Stock-Based Compensation Information.”

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
      The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $24,955, $7,650 and $27,083, respectively.
      The Company makes market development funds (“MDF”) available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by the Company’s customers for co-branded advertising and the customers provide the Company with third-party evidence of such co-branded advertising as required by Company policy and the Company can reasonably estimate the fair value of its portion of the advertising, such amounts are charged to advertising expense as incurred. Other amounts payable to customers relating to rebates, customer incentives and nonqualified MDF activities are recorded as reductions of revenues as incurred.

Legal Costs
      The Company accounts for legal costs expected to be incurred in connection with a loss contingency as incurred.

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
      Borrowings. The fair values of borrowings, including long-term debt and capital lease obligations, are estimated based on quoted market prices, where available, or by discounting the future cash flows using estimated borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company. The aggregate fair value of the Company’s long-term debt and capital lease obligations was $98,753 as of December 31, 2004, as compared to the aggregate carrying amount of $125,734 as of such date. The aggregate fair value of the Company’s long-term debt was $58,646 as of December 31, 2003, as compared to the aggregate carrying amount of $50,000 as of such date.

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

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and Diluted Net Loss per Share
      Basic net loss per share is computed by using the weighted-average number of shares of the Company’s common stock during the period, less the weighted-average number of common shares subject to repurchase.
      Diluted per share amounts are determined in the same manner as basic per share amounts, except that the number of weighted-average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible debt instruments. However, diluted net loss per share is the same as basic net loss per share in the periods presented in the accompanying consolidated statements of operations because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants is not dilutive.
      The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations:

	Year Ended December 31,

	2004	2003	2002

Weighted-average shares of common stock outstanding	249,295	224,950	219,750
Less weighted-average shares of common stock subject to repurchase	108	—	6

Weighted-average common shares used in computing basic per share amounts	249,187	224,950	219,744

      For the years ended December 31, 2004, 2003 and 2002, outstanding options and warrants were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Total outstanding options and warrants to purchase common stock at December 31, 2004 were 22,997 and 6,514 shares at weighted-average exercise price of $6.10 and $2.85, respectively. Total outstanding options and warrants to purchase common stock at December 31, 2003 were 21,677 and 6,512 shares at a weighted-average exercise price of $7.09 and $2.85, respectively. Total outstanding options and warrants to purchase common stock at December 31, 2002 were 25,675 and 3,737 shares at a weighted-average exercise price of $7.80 and $5.48, respectively.
      For the year ended December 31, 2004, common stock issuable upon the assumed conversion of convertible debentures were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive. These debentures are convertible into 39,380 shares of the Company’s common stock.

Comprehensive Loss
      Significant components of the Company’s comprehensive loss are as follows:

		Year Ended December 31,
	Cumulative
	Amounts	2004	2003	2002

Net loss	$(1,702,399)	$(60,761)	$(112,302)	$(184,828)
Unrealized gains (losses) on available-for-sale securities	(23)	(32)	(206)	270
Foreign currency translation adjustment	(962)	—	—	1,342

Comprehensive loss	$(1,703,384)	$(60,793)	$(112,508)	$(183,216)

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded.
      The Company determines its reporting units, for purposes of testing for impairment, by determining (i) how the Company manages its operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and the Company management regularly reviews such financial information, and (iii) how an acquired entity, is integrated with the Company. Based on these criteria, the Company determined that its Wholesale and Direct segments are its reporting units.
      On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc. (“GoBeam”), as described in Note 6, “Acquisition of GoBeam, Inc.” The Company integrated and manages the GoBeam business within its Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

Collateralized Customer Deposit
      The Company entered into a 10-year resale agreement with SBC in December 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. Under the arrangement with SBC, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the resale agreement, SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially all of the Company’s domestic assets. As the Company provides certain products and services to SBC, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of SBC’s right to do so under the resale agreement. The total balance of the prepayment as of December 31, 2004 was $52,350. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long term. The amount of billings expected over the next twelve months is an estimate based on the current quantity of products and services for which SBC is being billed, and the actual amount sold during this period may be greater or lesser than this estimated amount. SBC recently announced that it has reached an agreement to acquire AT&T, another one of the Company’s wholesale customers. SBC has indicated that the acquisition is not expected to be completed until the first half of 2006. This acquisition may affect SBC’s timing and utilization of the prepayment. The Company will continue to monitor these events to determine whether a change in these classifications is appropriate.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for the Company’s consolidated financial statements is its third fiscal quarter in 2005.
      Upon adoption, this statement will have a significant impact on the Company’s consolidated financial statements as it will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within its footnotes as is its current practice (Note 1). The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ materially from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets.” SFAS eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB opinion 29, “Accounting for Non-monetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.
      In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. The Company is

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.
      In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two — Class Method under Statement of Financial Accounting Standards, or SFAS, 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on the Company’s consolidated financial statements for the year ended December 31, 2004.

Risks and Uncertainties
      Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect the continued availability of the unbundled network elements of the local exchange carriers network and the costs associated therewith;

•	dependence on the availability and functionality of the networks of the incumbent local exchange carriers;

•	increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry; and

•	adverse determinations in certain litigation matters
      Negative developments in these areas could have a material effect on our business, financial condition and results of operations.

2.	Revenue Recognition
      Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. If a customer is (i) experiencing financial difficulties and, (ii) is not current in making payments for the Company’s services or, (iii) is essentially current in making payments but, subsequent to the end of the reporting period, the financial condition of such customer deteriorates significantly or such customer files for bankruptcy protection, then, based on this information, the Company may determine that the collectibility of revenues from this customer is not reasonably assured or its ability to retain some or all of the payments received from a customer that has filed for bankruptcy protection is not reasonably assured. Accordingly, the Company classifies this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers are recognized when cash for the services to those customers is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.
      Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the consolidated balance sheets caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $5,381, $4,993 and $8,233 for the years ended December 31, 2004, 2003 and 2002, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues.
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
      The Company has billing disputes with some of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within 30 days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes and (ii) future service cancellations. The allowance for service credits and bad debts is calculated generally as a percentage, based on historical trends, of balances that meet certain criteria plus specific reserves for known disputes. As stated above, revenues from financially distressed customers are recognized when cash for the services to those customers is collected but only after the collection of all previous outstanding accounts receivable balances. Upon determining that a customer is financially distressed, the Company establishes an allowance, through a charge to bad debt expense, based on the outstanding balance of such customer.
      Accounts receivable consisted of the following:

	December 31,

	2004	2003

Gross accounts receivable	$31,607	$33,402
Allowance for service credits	(1,405)	(2,124)
Allowance for bad debts	(161)	(2,750)

Accounts receivable, net	$30,041	$28,528

      The Company’s accounts receivable valuation accounts were as follows:

	December 31,

	2004	2003	2002

Allowance for service credits:
Balance at beginning of period	$2,124	$2,077	$5,648
Provision	4,914	2,886	2,322
Write-offs	(5,136)	(1,557)	(3,748)
Recoveries	(497)	(1,282)	(2,145)

Balance at end of period	$1,405	$2,124	$2,077

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003	2002

Allowance for bad debts:
Balance at beginning of period	$2,750	$3,311	$2,835
Provision	487	275	3,812
Write-offs	(1,051)	(462)	(2,652)
Recoveries	(2,025)	(374)	(684)

Balance at end of period	$161	$2,750	$3,311

Significant Customers
      The Company had over 390 wholesale customers as of December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, the Company’s 30 largest wholesale customers in each such year collectively comprised 93.4%, 93.3% and 93.3% of the Company’s total wholesale net revenues, respectively, and 67.4%, 71.6% and 79.5% of the Company’s total net revenues, respectively. As of December 31, 2004 and 2003, receivables from these customers collectively comprised 65.1% and 70.3%, respectively, of the Company’s gross accounts receivable balance.
      Two of the Company’s wholesale customers, Earthlink, Inc. and AT&T Corp., accounted for 16.9% and 13.8%, 21.5% and 12.5%, and for 20.0% and 10.4% of the Company’s total net revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Accounts receivable from these customers totaled 17.9% and 20.9%, and 20.9% and 17.1% of the Company’s gross accounts receivables as of December 31, 2004 and 2003, respectively. No other individual customer accounted for more than 10% of the Company’s total net revenues in 2004, 2003 and 2002.

Wholesaler Financial Difficulties
      During the years ended December 31, 2004, 2003 and 2002, the Company issued billings to its financially distressed customers aggregating $3,517, $5,139 and $42,881, respectively, that were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $2,823, $4,367 and $47,609 during the years ended December 31, 2004, 2003 and 2002, respectively. Revenues from customers that filed for bankruptcy accounted for approximately 0.3%, 1.3% and 5.6% of the Company’s total net revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Company had contractual receivables from its financially distressed customers totaling $1,317 and $1,093 as of December 31, 2004 and 2003, respectively, which are not reflected in the accompanying consolidated balance sheet as of such date. Although MCI filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from MCI on an accrual basis during 2002, 2003 and 2004 (MCI emerged from bankruptcy in April 2004) based on its specific facts and circumstances in relation to the revenue recognition criteria described above. Consequently, the amounts in this paragraph related to financially distressed customers exclude amounts pertaining to MCI.
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

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accrual basis for another wholesale customer during 2002. The Company did not, however, recognize additional revenue from services rendered in prior periods because this customer was current in its payments. No similar amounts were recognized during the other periods reported in the accompanying consolidated financial statements.
      The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to December 31, 2004, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of December 31, 2004, that the Company believes may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 7.7%, 11.6% and 34.6% of the Company’s total net revenues for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, receivables from these customers comprised 8.8% of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to 2004, revenue from such customers will only be recognized when cash is collected, as described above.

3.	Restructuring

Reduction in Force
      The Company reduced its workforce by approximately 77 and 113 employees, which represented approximately 6.9% and 10.2% of the Company’s workforce during the years ended December 31, 2004 and 2003, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, the Company recorded a charge to operations for the years ended December 31, 2004 and 2003 of $1,409, of which $426 was paid after December 31, 2004, and $1,235, respectively, relating to employee severance benefits, all of which was paid during the year ended December 31, 2004 and 2003. The expenses associated with these reductions in force were $374 and $103 related to the Company’s Wholesale segment, and $281 and $349 related to the Company’s Direct segment. The remaining $754 and $783 in expenses associated with these reductions in force were related to the Company’s Corporate Operations for the years ended December 31, 2004 and 2003, respectively. Management continues to evaluate whether additional restructuring is necessary, and the Company may incur additional charges to operations related to any further restructuring activities in future periods.

Other Restructuring Activities
      On September 22, 2000, the Company acquired BlueStar Communications Group, Inc. and its subsidiaries (collectively “BlueStar”), in a transaction accounted for as a purchase. BlueStar, a wholly owned subsidiary of the Company, provided broadband communications and Internet services to small and medium sized businesses. Continued losses at BlueStar, caused the Company’s board of directors to decide, on June 22, 2001, to cease the Company’s funding of BlueStar’s operations.
      On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the State of Tennessee. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar’s former assets are no longer controlled by BlueStar or the Company and cannot be used by either BlueStar’s or the Company’s boards of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the settlement of its liabilities are currently under the sole control of the Assignee and the control of BlueStar’s assets no longer rests with the Company. Consequently, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of $55,200 in the Company’s consolidated balance sheet as of December 31, 2001. Such deferred gain represented the difference between the carrying values of BlueStar’s assets (aggregating $7,900) and liabilities (aggregating $63,100) as of June 25, 2001. During 2003 and 2002, the deferred gain was reduced by $9 and $1,228, respectively, because certain BlueStar assets were inadvertently not deconsolidated on June 25, 2001.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Therefore, the deconsolidation of BlueStar resulted in a deferred gain balance of $53,963 in the Company’s consolidated balance sheets as of December 31, 2004 and 2003. The Company determined that the entire amount of the deferred gain will be recognized, as an element of other income (expense), upon the completion, evidenced by an order from the Tennessee state court, of the liquidation of BlueStar’s assets by the Assignee in the ABC.

4.	Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2004	2003

Leasehold improvements	$10,239	$10,339
Computer equipment	53,045	48,801
Computer software	47,291	33,912
Furniture and fixtures	17,303	17,515
Network and communication equipment	380,559	362,910

	508,437	473,477
Less accumulated depreciation and amortization	429,730	379,198

Property and equipment, net	$78,707	$94,279

      In June 2002, the Company completed the sale of its property (consisting of land, a building and certain improvements) in Manassas, Virginia, and recognized a gain of $133 which represents the net proceeds of $13,334 less the aggregate carrying value of $13,201.

5.	Collocation Fees and Other Intangibles
      Collocation fees and other intangibles consisted of the following:

	December 31,

	2004	2003

Collocation fees	$93,665	$86,796
Customer lists and other intangibles	10,470	3,750

	104,135	90,546
Less accumulated amortization	69,574	49,698

Collocation fees and other intangibles, net	$34,561	$40,848

6.                Business Acquisition, Asset Acquisitions and Equity Investments

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

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company has allocated the aforementioned purchase price based on the estimated fair values of the elements of this transaction as of January 3, 2002, as follows:

Accounts receivable	$1,386
Refundable deposits	349
Property and equipment	61
Customer acquisition costs	3,674

Total purchase price	$5,470

      The customer acquisition costs of $3,674 described above were charged to cost of sales for the year ended December 31, 2002 based on the Company’s accounting policy for costs of this nature that are not accompanied by up-front fees (Note 2).

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

Acquisition of GoBeam, Inc.
      On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, a Delaware corporation based in Pleasanton, California, that provides VoIP solutions to small and medium-sized businesses. The Company acquired GoBeam to accelerate its plan to enter the VoIP market. As a result of the acquisition, the Company has added a VoIP offering to its current portfolio of products and services. In addition, the Company also plans to realize certain costs synergies and strategic value from combining the two enterprises. These factors contributed to a purchase price that was in excess of the fair

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of GoBeam’s net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization.
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
      The customer relationships were valued using an income approach, which projects the associated revenue, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through December 31, 2004, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The internal use software was valued using the replacement cost approach. This approach estimates value based upon estimated cost to recreate the software with equivalent functionality. Through December 31, 2004, this intangible asset was being amortized on a straight-line basis over a period of sixty months.
      Goodwill was determined based on the residual difference between the purchase cost and the values assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company will test for impairment of these assets on at least an annual basis.
      The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of GoBeam had occurred at the beginning of the periods presented. For the years ended December 31, 2004, net loss included GoBeam merger expenses of $4,247 (none in 2003 and 2002). For the year ended December 31, 2003, net loss included a charge of $1,848 for cost associated with the exit of a real estate property lease (none in 2004 and 2002). This financial information does not purport to be indicative of the results of the operations that would have occurred had the acquisition been made at the beginning of the periods presented, or the results that may occur in the future:

	Year Ended December 31,

	2004	2003

Revenue	$432,148	$393,257
Net loss	$(68,331)	$(124,538)
Basic and diluted net loss per share	$(0.27)	$(0.51)
      Upon closing of the acquisition of GoBeam, the Company effectively granted 337 shares of restricted common stock to certain employees of GoBeam. The restricted stock was valued on the date of issuance at $1.96 and vested over a period of two years. Accordingly the Company recorded deferred stock-based compensation of $660 during the year ended December 31, 2004. During the three months ended September 30, 2004, as a result of the resignation of one of the Company’s executives, the Company reversed $289 of such deferred stock-based compensation and cancelled 148 shares of the restricted common stock. The remaining net deferred stock-based compensation balance of $371 at December 31, 2004 is being amortized on an accelerated basis over the vesting period consisted with the method described in FIN 28. For the year ended December 31, 2004, the Company recognized $181 of stock-based compensation related to such amount. The remaining $190 will be amortized over the next seventeen months.
      As part of the acquisition of GoBeam the Company sold 834 shares for $1,781, or $2.13 per share, to pay for GoBeam’s merger expenses.

Unconsolidated Investments in Affiliates
      The following table lists the Company’s unconsolidated investments in affiliates as of December 31, 2004 and 2003:

					Investment
		Ownership			Carrying
		Percentage			Value
				Method of
Entity Name	Date of Investment(s)	2004	2003	Accounting	2004	2003

ACCA Networks Co., Ltd.	August 2000	10%	10%	Equity	—	—
Certive Corporation	November 1999; May 2000	2%	5%	Equity	—	—

ACCA Networks Co., Ltd.
      In August 2000, the Company acquired a 42% preferred equity interest in ACCA Networks Co., Ltd. (“ACCA”), a privately held, Japanese telecommunications company, in exchange for cash payments aggregating approximately $11,700, which the Company believes is representative of the fair value of such

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investment based on significant concurrent investments in ACCA made by new, non-strategic investors. The difference between the cost of the Company’ equity investment in ACCA and its proportional share of ACCA’s net assets had been fully amortized as of December 31, 2001. As of December 31, 2004, the Company’s equity interest in ACCA was diluted to approximately 10% due to ACCA’s financings in 2002 and 2001. In March 2005, ACCA completed a public offering of its shares in Japan, which further diluted the Company’s equity interest to approximately 8%.
      In addition, in August 2000, the Company also licensed its OSS software to ACCA for $9,000, of which $2,000 and $2,000 was received in cash during 2001 and 2000, respectively. The remainder of $5,000, which was scheduled to be received in 2005, was received in December 2003 in accordance with an amendment to the August 2000 OSS software license agreement. The Company recorded the $5,000 payment received in December 2003 as miscellaneous income, because the carrying value of the OSS software licensed to ACCA was fully recovered at that time. The Company may also receive certain on-going royalty payments from ACCA under terms of the amended OSS license agreement. Such payments amounted to $2,124, $2,345 and $814 during the years ended December 31, 2004, 2003 and 2002, respectively. As stated above, the OSS software licensed to ACCA had a net book value of zero at December 31, 2004. Beginning in 2004, the Company records royalty payments as other revenue.

Certive Corporation
      As of December 31, 2004 and 2003, the Company held a 2% and 5%, respectively, preferred equity interest in Certive Corporation (“Certive”), a privately held, development stage application service provider. The dilution of the Company’s equity interest in Certive resulted from Certive’s additional equity financing in 2004. As stated in Note 1, the Company’s chairman is also the chairman and a principal stockholder of Certive. During 2003, the Company determined that its investment in Certive was impaired due to Certive’s financial condition and market prospects. Accordingly, the Company wrote-off the remaining carrying value of its investment through a charge to operations of $747 in 2003.

7.	Credit Arrangements
      On March 10, 2004, the Company completed a private placement of $125,000 in aggregate principal amount of 3% Convertible Senior Debentures (“Debentures”) due 2024, which are convertible into shares of the Company’s common stock at a conversion price of approximately $3.1742 per share, subject to certain adjustments. The Debentures mature on March 15, 2024. The Company may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require the Company to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019. The holders of the Debentures will also have the ability to require the Company to purchase the Debentures in the event that the Company undergoes a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon. Net proceeds from the Debentures were approximately $119,961 after commission and other transaction costs. The Company incurred approximately $5,039 in transaction costs in conjunction with the placement of the Debentures. The debt issuance costs are being amortized to operations over sixty months, the period through to the first date that holders have the option to require the Company to purchase the Debentures.
      Under a registration rights agreement that the Company entered into in connection with the private placement of the Debentures, the Company agreed to file a registration statement on Form S-3 to register the resale of the Debentures and the common stock issuable upon conversion of the Debentures, by June 8, 2004, and to use reasonable best efforts to have it declared effective by October 6, 2004. If the registration statement was not declared effective by October 6, 2004, the Company was required to pay interest penalties until the earlier of the date in which the registration statement is declared effective or the date in which the registration statement is no longer required to be kept effective. Since the registration statement was not declared effective

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by this date, the Company must pay an interest penalty that accrues at a rate equal to 0.25% per year of the aggregate principal amount of the Debentures until January 4, 2005. If the registration statement is not declared effective by January 4, 2005, the interest penalties will increase and accrue at a rate equal to 0.50% per year of the aggregate principal amount of the Debentures. The Company’s registration statement became effective on December 13, 2004.
      On March 11, 2004, the Company used a portion of the net proceeds of the offering to repay its 11% note payable to SBC. The payment amounted to $56,569, which included $50,000 of principal and $6,569 of accrued interest.
      As of December 31, 2003, the Company’s long-term debt consisted of a $50,000 principal amount term note payable to SBC, as described below.
      Immediately prior to Covad’s emergence from Chapter 11 bankruptcy on December 20, 2001, the Company’s new agreements with SBC became effective. One such agreement (the “Credit Agreement”) involved a term note payable that was collateralized by substantially all of the Company’s domestic assets. This note bore interest at 11%, which was payable quarterly beginning in December 2003. The entire unpaid principal balance was payable in December 2005. The Company paid off the note in full on March 11, 2004.
      As of December 31, 2004 and 2003, the Company had a $3,000 revolving line of credit with a bank that is available through May 2005. At the Company’s option, borrowings under this credit facility bear interest at certain fixed or variable rates. As of December 31, 2004 and 2003, the Company had issued irrevocable letters of credit aggregating $2,533 and $2,583, respectively, under this line of credit in favor of lessors of equipment and facilities.

8.	Capital Leases
      The capitalized costs and accumulated amortization related to assets under capital leases, primarily comprised of computer equipment and office equipment, were $1,120 and $386, respectively, as of December 31, 2004 (the corresponding amounts were $165 and $165, respectively, as of December 31, 2003).

9.	Operating Leases and Purchase Obligations

Operating Leases
      The Company leases vehicles, equipment and office space under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the terms of the respective leases. Future

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimum lease payments by year under operating leases with non-cancelable terms in excess of one year, along with future minimum payments to be received under non-cancelable subleases, are as follows:

	Gross Lease	Less Sublease	Net Lease
	Payments	Payments	Payments

Year ending December 31,
2005	$4,385	$47	$4,338
2006	3,460	31	3,429
2007	2,635	13	2,622
2008	2,182	—	2,182
2009	736	—	736
Thereafter	—	—	—

Total	$13,398	$91	$13,307

      Rent expense, which is net of sublease income of $501, $533 and $402 in 2004, 2003 and 2002, respectively, totaled $6,571, $7,874 and $8,710 for the years ended December 31, 2004, 2003 and 2002, respectively.

Purchase Obligations
      In 2002, the Company entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to the Company. The Company has a monthly minimum usage requirement which began in June 2002. The agreement expires in May 2005 and the Company has a minimum remaining aggregate purchase obligation of approximately $3,350 as of December 31, 2004. Similarly, in 2002, the Company entered into a three-year, non-exclusive agreement with AT&T for the right to provide certain data services to the Company. The Company has an annual minimum usage requirement which began in January 2002. The agreement expired in December 2004. In addition, in 2002, the Company entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to the Company. The Company has an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and the Company has a minimum remaining aggregate usage commitment of approximately $1,406 as of December 31, 2004.
      Aggregate payments by year for the Company’s purchase obligations are as follows:

Year ending December 31,
2005	$4,475
2006	281

Total	$4,756

      Cost of sales recognized pursuant to the aforementioned purchase obligations totaled $8,000 and $1,292, respectively, for the years ended December 31, 2004 and 2003. No similar amounts for these purchase obligations were recorded during 2002.

10.	Contingencies

Litigation
      On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming the Company’s pre-negotiated First Amended Plan of Reorganization as modified on November 26, 2001 (the “Plan”). On December 20, 2001 (the “Effective

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Date”), the Plan was consummated and the Company emerged from bankruptcy. Under the Plan, the Company settled several claims against it. These claims include:

•	the class action lawsuits filed in the United States District Court for the Northern District of California. This settlement is described in more detail below;

•	the lawsuits filed in the Superior Court of the State of California for the County of Santa Clara by six purchasers of the convertible notes that the Company issued in September 2000;

•	disputed claims made by former shareholders of Laser Link.net, Inc.; and

•	disputed claims made by GE Capital and its subsidiary, Heller Financial Group
      As of December 31, 2004 and 2003, there were approximately $71 and $8,341, respectively, in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of December 31, 2004 and 2003, the Company had recorded $71 and $7,378, respectively, for these unresolved claims in its consolidated balance sheets. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s consolidated balance sheets.
      In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, the Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursuing claims in this lawsuit that are similar to its claims against Verizon. Both courts dismissed some of the Company’s claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed the Company’s remaining claims on other grounds. The Company voluntarily dismissed its remaining claims in the BellSouth case so it could pursue certain issues on appeal. The Company appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth appealed this decision to the United States Supreme Court. On January 20, 2004, the United States Supreme Court reversed a decision entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Supreme Court also vacated the Eleventh Circuit’s decision in the Company’s case against BellSouth and remanded the case to the Eleventh Circuit for review in light of the Trinko decision. Although the Company believes the Trinko decision does not impact these cases, both BellSouth and Verizon claim that Trinko supports the dismissal of the Company’s lawsuits. On June 25, 2004, the Eleventh Circuit reversed portions of the lower court’s decision in the BellSouth case and remanded that case for further proceedings. On November 24, 2004, the Company requested that the United States Supreme Court review certain portions of the Eleventh Circuit’s decision unrelated to the Company’s antitrust claims. The Supreme Court denied the Company’s request. The Court of Appeals for the District of Columbia also recently reversed in part and affirmed in part the District Court’s decision and remanded the Company’s case against Verizon to the District Court for further proceedings. The Company cannot predict the outcome of these proceedings at this time.
      On June 11, 2001, Verizon filed a lawsuit against the Company in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that the Company uses to provide services to its customers. In its amended complaint, Verizon claims that the Company falsified trouble ticket reports with respect to the telephone lines that the Company ordered and seeks unspecified monetary damages (characterized as being in the “millions”) and injunctive relief. The current complaint asserts causes of action for negligent and intentional misrepresentation and violations of California’s unfair competition statute. On November 13, 2002, the District Court entered summary judgment in favor of the Company and dismissed

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Verizon’s claims against the Company in their entirety. Verizon appealed the dismissal of its lawsuit and in July 2004 the Ninth Circuit Court of Appeals partially reversed the District Court’s decision and indicated that Verizon could attempt to pursue a claim against the Company for breach of contract. The matter has been sent back to the District Court for further proceedings. The Company believes it has strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee it will prevail.
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
      Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative lawsuit against the Company’s current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on behalf of the Company from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to invalidate the Company’s election of directors in 2002, 2003 and 2004 because they claim that the Company’s proxy statements were misleading. On or about October 11, 2004 the Company filed a motion to dismiss the amended complaint in its entirety and a motion to disqualify Mr. Khanna and the additional plaintiffs as class representatives. The motions have not yet been scheduled for hearing. The Company is unable to predict the outcome of this lawsuit.
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
      In September 2004 the Company reached a settlement in a legal dispute. In connection with this settlement the Company received a payment of approximately $1,600.
      The Company is subject to state public utility commission, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, the Company is engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to it and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on the Company’s consolidated financial position and results of operations if it is denied or charged higher rates for transmission lines or central office spaces.
      Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”) alleging violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. In 2001, the Company and the officer and director defendants agreed to settle the litigation. The settlement provided for the distribution to the plaintiffs of $16,500 in cash to be funded by the Company’s insurance carriers and 6,495,844 shares of the Company’s common stock. Consequently, the Company recorded a liability of approximately $18,578 in its consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $6,950 as of December 31, 2002 through a credit to litigation-related expenses in the amount of $11,628 for the year ended December 31, 2002. The settlement was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member subsequently filed an appeal pertaining to the final judgment, but this appeal only related to the allocation of the settlement proceeds between the plaintiffs and their attorneys. On February 18, 2004, the Ninth Circuit affirmed the District Court’s final judgment. Consequently, on such date the Company considered the 6,495,844 shares validly issued and outstanding. The distribution of the shares was completed in April of 2004.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Contingencies
      As of December 31, 2004, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. In this regard, on February 26, 2002, the Company executed a settlement agreement with Verizon involving certain disputed collocation fee and network service obligations. Under the terms of this settlement agreement, (i) the Company was relieved of an accrued collocation fee and network service obligation with a balance of $5,570, which was recorded as a reduction of cost of sales during the fourth quarter of 2001 and (ii) Verizon’s ultimate damage award or settlement, if any, pursuant to the Company’s antitrust lawsuit against Verizon will be reduced by approximately $6,600. Furthermore, in May 2002, the Company executed a settlement agreement with another of its telecommunications company involving certain disputed network service obligations. Under the terms of this settlement agreement, the Company was relieved of a network service obligation with a recorded balance of $6,018 through a combination of a $468 payment and a $5,550 credit that reduced cost of sales during the year ended December 31, 2002. During 2003, the Company changed its estimates of certain liabilities for collocation and network services as a result of (i) the resolution of various billing disputes with its vendors and (ii) the receipt of an invoice in December 2003 from a vendor for certain telecommunication services provided by such vendor primarily in 2000 and 2001. During 2004, the Company resolved approximately $1,900 related to the invoice received in 2003, which reduced the Company’s cost of sales, and is currently disputing the remaining balance of $2,000.
      The Company performs ongoing analysis of the applicability of certain transaction-based taxes to (i) sales of its products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of its transaction-based tax liabilities. It is the Company’s opinion that this analysis will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations. During the year ended December 31, 2003, the Company changed its estimates of certain accrued liabilities for transaction-based and property taxes based on settlement agreements reached with various states and local jurisdictions where the Company does business. These changes in accounting estimate reduced the Company’s net loss by $8,439 ($0.04 per share). No such changes in estimate were recognized during the year ended December 31, 2002.
      The Company is analyzing the applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. Due to the probable applicability of these taxes, the Company recorded an estimated liability through a charge to operations in the amount of $5,931 during the year ended December 31, 2003. During the year ended December 31, 2004, the Company determined that it does not owe a portion of this tax, approximately $3,079, and consequently, released the amount as a benefit to the statement of operations. It is the Company’s opinion that such discussions will be concluded without a material adverse effect on its consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying condensed consolidated balance sheets as of December 31, 2004, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Agreements
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

Strategic Investors
      Effective December 20, 2001, immediately prior to Covad’s emergence from Chapter 11 bankruptcy, the Company entered into a series of agreements with SBC, including (i) a $50,000 Credit Agreement, which since then has been repaid, (ii) a 10-year resale agreement (the “Resale Agreement”) under which SBC, its affiliates or special agents will resell the Company’s DSL services. SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially of the Company’s domestic assets, to the Company on December 20, 2001 under the terms of the Resale Agreement, and (iii) a termination and mutual general release agreement (the “Termination Agreement”) that resulted in the cancellation of various agreements entered into in September 2000, except for the stock purchase agreement and an interconnection and line-sharing agreement that remains in effect. The Company received a payment of $10,000 from SBC on December 20, 2001 under the terms of the Termination Agreement, which was deferred and is being recognized as revenue on a straight-line basis over the 10-year term of the Resale Agreement.

Common Stock
      108 shares of the Company’s common stock outstanding at December 31, 2004 (none in 2003) were subject to repurchase provisions, which generally lapse over a two-year period from the date of issuance.
      Common stock reserved for future issuance as of December 31, 2004 was as follows:

Bankruptcy claims	583
Outstanding options	22,997
Options available for grant	11,683
Employee stock purchase plan	7,568
Convertible debentures	39,380
Outstanding warrants	6,514

Total	88,725

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholder Protection Rights Plan
      On February 15, 2000, the Company’s board of directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company’s common stock or Class B common stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company’s outstanding shares of common stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder Protection Rights Agreement, one one-thousandth of a share of participating preferred stock, par value $.001 per share, for $400 per share, subject to adjustment. As of December 31, 2004 and 2003, none of these rights were exercisable.

Warrants
      On January 1, 2003, in conjunction with an amendment to an agreement with AT&T Corp., the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares for $0.94 per share; 1,000 shares for $3.00 per share; and 1,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the year ended December 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believes that future revenues from AT&T will exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants were exercised during 2004 or 2003, or had expired as of December 31, 2004. As of December 31, 2004 and 2003 the carrying amount of the warrants was $660 and $1,650, respectively.
      On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500 shares of the Company’s common stock for $1.06 per share, 1,000 shares of the Company’s common stock for $3.00 per share and 1,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September  4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive during the year ended December 31, 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during 2004, 2003 or 2002, or had expired as of December 31, 2004. As of December 31, 2004 and 2003 the carrying amount of the warrants was $2,023 and $2,781, respectively.
      Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of December 31, 2004. Such warrants are exercisable at a purchase price ranging from $0.01 to $2.13 per share and fully vested as of December 31, 2004. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008. Warrants for the purchase of 225 shares of the Company’s common stock expired in February 2003.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes
      The Company has made no provision for income taxes in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods.
      The difference between the income tax benefits computed at the federal statutory rate of 35% and the Company’s actual income tax benefits for 2004, 2003 and 2002 are as follows:

	Year Ended December 31,

	2004	2003	2002

Federal benefit at statutory rate	$(21,266)	$(39,306)	$(64,690)
State benefit, net of federal benefit	(3,038)	(4,829)	(9,386)
Net operating losses with no current benefits	22,290	38,636	75,090
Deferred variable stock-based compensation	1,099	4,330	—
Other	915	1,169	(1,014)

Income tax expense (benefit)	$—	$—	$—

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$370,489	$327,574
Capital loss carryforwards	10,810	16,919
Deferred and unearned revenue	32,259	37,921
Deconsolidation of subsidiary	21,585	21,585
Unconsolidated investments in affiliates	6,725	6,725
Depreciation and amortization	43,241	38,158
Other	12,891	12,231

Total deferred tax assets	498,000	461,113
Deferred tax liabilities	(2,628)	—

Net deferred tax assets	495,372	461,113
Valuation allowance	(495,372)	(461,113)

Net deferred taxes	$—	$—

      Realization of the Company’s deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $34,259, $39,071 and $129,529 during 2004, 2003 and 2002, respectively.
      As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of $870,540, which will expire beginning in 2021, if not utilized. The Company also had aggregate net operating loss carryforwards for state income tax of approximately $1,301,146, of which $171,016 will expire in 2005, $34,484 will expire in 2006, and $1,095,646 will expire thereafter, if not utilized. In addition, the Company had capital loss carryforwards for both federal and state income tax purposes of approximately

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$27,025, which begin to expire in 2006, if not utilized. On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc. (Note 6). The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization. As a result of its acquisition, the Company’s net operating loss carryforwards includes GoBeam’s existing, as of acquisition date, federal and state net operating loss carryforwards of $39,587 and $27,600, respectively. Tax benefits related to pre-acquisition losses of the acquired entity will be utilized first to reduce any associated intangibles and goodwill.
      The tax benefits associated with employee stock options provided cumulative deferred tax benefits of approximately $8,858 and $6,938 for the years ended December 31, 2004 and 2003, respectively. Such deferred tax benefits have been offset by a valuation allowance and will be credited to additional paid-in capital when realized.
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
      In connection with the Company’s acquisition of Laser Link.net, Inc. (“Laser Link”) on March 20, 2000 and BlueStar on September 22, 2000, the Company merged Laser Link’s and BlueStar’s defined contribution retirement plan under Section 401(k) of the Internal Revenue Code into the Company’s defined contribution retirement plan.

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

2003 Employee Stock Purchase Plan
      In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan (the “2003 Stock Purchase Plan”). Under the 2003 Stock Purchase Plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period, or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ends in June 2005 is subject to variable accounting. Accordingly, the Company recorded deferred stock-based compensation of $15,637 and $26,778 as of December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Company recognized stock-based compensation expense of $2,526 and $12,371, respectively. The remaining net deferred stock-based compensation balance of $740 and $14,407 at December 31, 2004 and 2003,

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively, which will fluctuate with changes in the Company’s stock price, is being amortized to operations over the remainder of the life of the offering period.
      The number of shares that may be issued under the 2003 Employee Stock Purchase Plan is subject to an annual increase to be added on January 1 of each year equal to the lesser of either (a) 2% of the outstanding shares of the Company’s stock on such date, (b) 7 million shares or (c) an amount determined by a committee of the board.

Stock Option Plans
      The 1997 Stock Plan (the “Plan”) provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company’s board of directors. The options expire from two to eight years after the date of grant. As of December 31, 2004, the Company has reserved approximately 11,683 shares of the Company’s common stock under the Plan for sale and issuance at prices to be determined by the Company’s board of directors. The number of shares that may be issued under the Plan is subject to an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (a) 3% of the outstanding shares of the Company’s stock on such date or (b) an amount determined by the board.
      In connection with the Company’s acquisition of Laser Link, the Company assumed Laser Link’s stock option plan. Laser Link’s stock option plan provides for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. The Company assumed the Laser Link stock option plan at the time it acquired Laser Link and it is no longer issuing options under the Laser Link stock option plan. A maximum of 1,435 shares of the Company’s common stock will be available for issuance under the Laser Link Plan. The options granted under the Laser Link plan are included in the data set forth below.
      In connection with the Company’s acquisition of BlueStar, the Company assumed BlueStar’s stock option plan. BlueStar’s stock option plan provides for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. The Company assumed the BlueStar stock option plan at the time it acquired BlueStar and it is no longer issuing options under the BlueStar stock option plan. A maximum of 1,251 shares of the Company’s common stock will be available for issuance under the BlueStar stock option plan. The options granted under the BlueStar stock option plan are included in the data set forth below.
      In connection with the Company’s acquisition of GoBeam, the Company assumed GoBeam’s stock option plan. GoBeam’s stock option plan provides for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. The Company assumed the GoBeam stock option plan at the time it acquired GoBeam and it is no longer issuing options under the GoBeam stock option plan. A maximum of 266 shares of the Company’s common stock will be available for issuance under the GoBeam stock option plan. The options granted under the GoBeam stock option plan are included in the data set forth below.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity for the years ended December 31, 2004, 2003 and 2002:

	Number of Shares of	Option Price Per
	Common Stock	Share

Balance as of December 31, 2001	31,600	$0.001 — $149.79
Granted	2,231	$0.940 — $ 2.30
Exercised	(1,006)	$0.001 — $ 2.56
Cancelled	(7,150)	$0.001 — $149.79

Balance as of December 31, 2002	25,675	$0.001 — $149.79
Granted	7,196	$0.570 — $ 5.53
Exercised	(4,984)	$0.001 — $ 5.44
Cancelled	(6,210)	$0.296 — $149.79

Balance as of December 31, 2003	21,677	$0.001 — $149.79
Granted and assumed	6,867	$1.460 — $ 3.51
Exercised	(1,951)	$0.001 — $ 3.72
Cancelled	(3,596)	$0.001 — $149.79

Balance as of December 31, 2004	22,997	$0.001 — $149.79

      The following is a summary of the status of stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Price Range	Shares	Life Remaining	Exercise Price	Shares	Exercise Price

$0.001 — $0.67	2,466	4.56	$0.54	1,816	$0.53
$0.68 — $0.84	2,525	4.51	0.83	2,161	0.83
$0.86 — $1.17	848	5.52	1.05	503	1.06
$1.18 — $1.28	3,876	6.24	1.28	2,070	1.28
$1.29 — $2.25	2,537	6.18	1.73	1,238	1.72
$2.28 — $2.56	2,753	4.74	2.53	2,152	2.56
$2.59 — $3.31	284	5.11	3.07	183	3.00
$3.34 — $3.34	4,011	7.16	3.34	933	3.34
$3.51 — $30.04	2,324	3.71	16.23	2,015	18.02
$30.67 — $149.79	1,373	2.91	49.26	1,373	49.26

$0.001 — $149.79	22,997	5.35	$6.10	14,444	$8.39

      In addition to the adjustments for stock-based compensation described in Note 1 under “Adjustments” during the year ended December 31, 2002, the Company reversed approximately $136 of stock-based compensation recorded in prior years due to the termination of certain employees (none in 2003). During the years ended December 31, 2004 and 2003, the Company recorded (reversed) deferred stock-based compensation of $(11,143) and $26,778 as a result of stock options subject to variable accounting that were granted under the 2003 Stock Purchase Plan. During the years ended December 31, 2004 and 2002, the Company recorded deferred stock-based compensation of approximately $660 and $426, respectively, as a result of employment status changes, stock option grants and restricted stock issuances with exercise or purchase prices that were less than the fair value of the Company’s common stock at the date of grant or issuance (none in 2003). These amounts are being amortized to operations over the respective vesting periods of the underlying

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options using a graded vesting method. Amortization (reversal) of deferred stock-based compensation for the years ended December 31, 2004, 2003 and 2002 was approximately $2,724, $12,479 and $(3,358), respectively.
      During the year ended December 31, 2002, the Company extended the exercise period of options granted to certain former employees for the purchase of 272 shares of the Company’s common stock. Consequently, for the year ended December 31, 2002, the Company recognized stock-based compensation expense of $221, which represents the difference between the exercise price of these options and the fair value of the Company’s common stock on the respective dates of the option award modifications. The Company did not modify any stock-based awards in 2004 or 2003.
      The Company grants options to consultants from time to time in exchange for services. In general, these options vest over the contractual period of the consulting arrangement. No options were granted to consultants in 2004, 2003 or 2002. The fair value of options granted prior to 2002 is being amortized to operating expenses over the vesting term of the options. The Company recorded expenses related to these options of $3, $120 and $64 for the fair value of these options in 2004, 2003 and 2002, respectively. As of December 31, 2004, 2003 and 2002 the fair value of the remaining unvested options granted to consultants was $3, $22 and $3, respectively. These charges are subject to adjustment based on the fair value of the Company’s common stock on the date the options vest.

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
      For the years ended December 31, 2004, 2003 and 2002, the fair value of the Company’s stock-based awards to employees was calculated using the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan

	2004	2003	2002	2004	2003	2002

Expected life of options in years	4.0	4.0	4.0	1.0	0.5	0.5
Volatility	123.70%	131.70%	152.10%	123.70%	131.70%	152.10%
Risk-free interest rate	3.27%	2.10%	3.10%	2.61%	1.08%	1.72%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Business Segments
      The Company sells to businesses and consumers indirectly through Internet service providers, or ISPs, telecommunications carriers and other resellers. The Company also sells its services directly to business and consumer end-users through its field sales force, telephone sales, referral agents and its website. The Company was managed in 2003 as two strategic business units, Covad Strategic Partnerships, or CSP, and Covad Broadband Solutions, or CBS. Beginning in January 2004, the Company realigned its business and no longer maintains CSP and CBS as separate business units. The Company presently operates two business segments, wholesale and direct, which are described below in more detail.
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

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Segment information, including a reconciliation to the respective balances in the Company’s consolidated financial statements, as of December 31, 2004, 2003 and 2002, are as follows:

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2004:
Revenue, net	$309,899	$119,298	$429,197	$—	$429,197
Intersegment revenues	—	—	—	—	—

Total revenues, net	309,899	119,298	429,197	—	429,197
Cost of sales (exclusive of depreciation and amortization)	175,687	54,016	229,703	36,469	266,172
Selling, general and administrative	10,476	39,984	50,460	95,781	146,241
Provision for bad debts (recoveries)	—	—	—	(2,035)	(2,035)
Depreciation and amortization	—	—	—	56,825	56,825
Amortization of intangible assets	—	—	—	20,585	20,585
Provision for restructuring expenses	374	281	655	754	1,409

Total operating expenses	186,537	94,281	280,818	208,379	489,197

Income (loss) from operations	123,362	25,017	148,379	(208,379)	(60,000)

Interest income	—	—	—	2,668	2,668
Equity in losses of unconsolidated affiliates	—	—	—	—	—
Interest expense	—	—	—	(4,927)	(4,927)
Other income, net	—	—	—	1,498	1,498

Total other income (expense), net	—	—	—	(761)	(761)

Net income (loss)	$123,362	$25,017	$148,379	$(209,140)	$(60,761)

Assets	$47,994	$18,707	$66,701	$318,524	$385,225
Capital expenditures for property and equipment	$—	$—	$—	$38,743	$38,743
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$7,900	$7,900

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2003:
Revenue, net	$298,221	$90,630	$388,851	$—	$388,851
Intersegment revenues	—	—	—	—	—

Total revenues, net	298,221	90,630	388,851	—	388,851
Cost of sales (exclusive of depreciation and amortization)	209,334	46,124	255,458	32,664	288,122
Selling, general and administrative	13,069	20,346	33,415	106,666	140,081
Provision for bad debts	—	—	—	99	99
Depreciation and amortization	—	—	—	56,559	56,559
Amortization of intangible assets	—	—	—	17,325	17,325
Provision for restructuring expenses	103	349	452	783	1,235

Total operating expenses	222,506	66,819	289,325	214,096	503,421

Income (loss) from operations	75,715	23,811	99,526	(214,096)	(114,570)

Interest income	—	—	—	2,105	2,105
Provision for impairment of investment in unconsolidated affiliates	—	—	—	(747)	(747)
Equity in losses of unconsolidated affiliates	—	—	—	(279)	(279)
Interest expense	—	—	—	(5,526)	(5,526)
Other income, net	—	—	—	6,715	6,715

Total other income (expense), net	—	—	—	2,268	2,268

Net income (loss)	$75,715	$23,811	$99,526	$(211,828)	$(112,302)

Assets	$52,210	$17,362	$69,572	$265,139	$334,711
Capital expenditures for property and equipment	$—	$—	$—	$44,142	$44,142
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$14,889	$14,889

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2002:
Revenues, net	$326,659	$56,837	$383,496	$—	$383,496
Intersegment revenues	—	—	—	—	—

Total revenues, net	326,659	56,837	383,496	—	383,496
Cost of sales (exclusive of depreciation and amortization)	206,586	31,301	237,887	60,449	298,336
Selling, general and administrative	14,244	44,513	58,757	91,616	150,373
Provision for bad debts	—	—	—	319	319
Depreciation and amortization	—	—	—	112,438	112,438
Amortization of intangible assets	—	—	—	14,650	14,650
Non-cash litigation-related expenses	—	—	—	(11,628)	(11,628)

Total operating expenses	$220,830	$75,814	$296,644	$267,844	$564,488

Income (loss) from operations	105,829	(18,977)	86,852	(267,844)	(180,992)
Interest income	—	—	—	5,122	5,122
Realized loss on short-term investments	—	—	—	(17)	(17)
Provision for impairment of investment in unconsolidated affiliates	—	—	—	(388)	(388)
Equity in losses of unconsolidated affiliates	—	—	—	(806)	(806)
Loss on disposal of investment in unconsolidated affiliates	—	—	—	(636)	(636)
Interest expense	—	—	—	(5,581)	(5,581)
Other expense, net	—	—	—	(1,530)	(1,530)

Total other income (expense), net	—	—	—	(3,836)	(3,836)

Net income (loss)	$105,829	$(18,977)	$86,852	$(271,680)	$(184,828)

Assets	$58,158	$11,335	$69,493	$372,668	$442,161
Investments in unconsolidated affiliates:
Domestic	$—	$—	$—	$1,026	$1,026
Capital expenditures for property and equipment	$—	$—	$—	$22,782	$22,782
Payment of collocation fees	$—	$—	$—	$3,782	$3,782

15.	Subsequent events
      On February 4, 2005, regarding the assignment for the benefit of creditors of BlueStar (Note 3), the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As previously disclosed in its consolidated financial statements, the Company believes that such final distribution and liquidation of the estate is an event that qualifies for it to recognize the deferred gain that resulted from the deconsolidation of Bluestar on June 25, 2001. Consequently, the Company anticipates that it will recognize such gain during the three months ending March 31, 2005.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On April 12, 2004, the Company filed a current report on Form 8-K, pursuant to Item 4 thereof, reporting that the Company had dismissed Ernst & Young LLP as its independent registered public accounting firm and had determined to engage PricewaterhouseCoopers LLP as its independent registered public accounting firm for the fiscal year 2004.
      The Company does not have any disagreements with its accountants on accounting and financial disclosure matters.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:
      We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
      Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting:
      Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (the Exchange Act). Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making their assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Based on our assessment we concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.
      Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8 — Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting:
      There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
      In our current report on Form 8-K as originally filed March 1, 2005, we incorrectly reported that David McMorrow, our Executive Vice President, Sales, received a raise of $50,000 when the correct amount of his raise was $20,000. Mr. McMorrow’s new annual base salary of $250,000 was listed correctly.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
      Our current executive officers and directors and their respective ages as of January 1, 2005, are as follows:

Name	Age	Position

Charles E. Hoffman	55	President and Chief Executive Officer
Patrick J. Bennett	57	Executive Vice President
Andrew S. Lockwood	48	Executive Vice President, Market Development
P. Michael Hanley	47	Executive Vice President, Customer Experience
James Kirkland	45	General Counsel and Senior Vice President
David McMorrow	37	Executive Vice President, Sales
Susan Crawford	46	Senior Vice President and Acting Chief Financial Officer
Charles McMinn	53	Chairman, Board of Directors
Hellene S. Runtagh	56	Director
Daniel C. Lynch	63	Director
Larry Irving	49	Director
Robert C. Hawk	65	Director
L. Dale Crandall	63	Director
Richard A. Jalkut	60	Director
      Charles E. Hoffman has served as our President and Chief Executive Officer and as a Director since June 2001. Mr. Hoffman previously served as President and Chief Executive Officer of Rogers Wireless, Inc. from 1998 to 2001. From 1996 to 1998 he served as President, Northeast Region for Sprint PCS. Prior to that, he spent 16 years at Southwestern Bell from 1980 to 1996 in various senior positions, including regional manager, general manager and vice president and general manager. Mr. Hoffman serves on the board of directors of Chordiant Software and Visage Mobile.
      Patrick J. Bennett joined Covad in October 2001 as our Executive Vice President and General Manager, Covad Broadband Solutions and became Executive Vice President in January 2004. Prior to joining Covad, Mr. Bennett served as Senior Vice President with TESSCO Technologies from March 2001 to October 2001. Before that, Mr. Bennett was with Rogers Wireless, Inc. where he served as its Executive Vice President and Chief Operating Officer from December 1999 to March 2001 and as its Senior Vice President, Sales, from April 1998 to December 1999.
      Andrew S. Lockwood joined Covad in July 2002 as our Senior Vice President of Marketing and in January 2003 was appointed as Executive Vice President, Covad Strategic Partnerships. He became our Executive Vice President, Market Development, in January 2004. Mr. Lockwood brings to Covad 21 years of experience in telecommunications, sales and marketing. Prior to joining Covad, he was Senior Vice President and General Manager of Inktomi’s Wireless Division from January 2000 to June 2002 where he was responsible for software engineering, product management, marketing, sales, finance, human resources and strategy. Prior to his position at Inktomi, Mr. Lockwood spent eight years at British Telecommunications, known as BT, in a variety of senior management positions, most recently as vice president of the Advance Alliance from February 1999 to November 1999. He was also deputy COO at and general manager of the Retail and Logistics Sector Telfort Mobil Netherlands, and held senior positions in Cable Television Services, BT Mobile and BT Cellular.

      P. Michael Hanley joined Covad in February 2002 as our Senior Vice President, Organizational Transformation and was made Executive Vice President, Customer Experience, in September 2003. Mr. Hanley came to Covad from Rogers Wireless, Inc. where he served as its Vice President, Organizational Transformation from 1999 to 2001 and as its Vice President, Credit Operations from 1996 to 1999.
      James Kirkland joined Covad in October 2003 as our General Counsel and Senior Vice President. Prior to joining Covad, Mr. Kirkland served as General Counsel and Senior Vice President of Spectrum Development for the privately-held Clearwire Technologies, Inc. from April 2001 to October 2003. Prior to joining Clearwire Mr. Kirkland was a member of the law firm of Mintz Levin Cohn Ferris Glovsky & Popeo, P.C, where he had practiced since September 1984.
      David McMorrow joined Covad in 1998 as our Vice President of Sales, Eastern Region, was made Senior Vice President, Strategic Development in May 2002 and became our Executive Vice President, Sales, in January 2004.
      Susan Crawford joined Covad in September 2002 as Vice President, Financial Planning & Analysis and Investor Relations and was appointed Senior Vice President, Planning & Priorities Management in August 2004 and has been Acting Chief Financial Officer since November 2004. Prior to joining Covad, Ms. Crawford served as Senior Vice President and Chief Financial Officer of RealNames Corporation from July 2001 to August 2002. Ms. Crawford served as Vice President, Finance and Chief Financial Officer of PowerTV, Inc. from May 2000 to July 2001. From April 1999 to May 2000, Ms. Crawford served as Vice President, Finance of Superior Telecommunications, Inc., and from February 1997 to April 1999, Ms. Crawford served as a Director of Finance for Scientific Atlanta. On February 28, 2005, Ms. Crawford resigned as Senior Vice President and Acting Chief Financial Officer, effective March 15, 2005.
      John Trewin will join us as Senior Vice President and Chief Financial Officer, effective March 16, 2005. Prior to joining Covad, Mr. Trewin served from April 2003 to February 2005 as the principal of Trewin & Associates, counseling domestic and international clients in the areas of finance, Securities and Exchange Commission compliance, investor relations and information technology. From January 1995 to January 2002, Mr. Trewin served as Vice President, Finance and Chief Financial Officer of California Micro Devices Corporation.
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
      L. Dale Crandall has served as a member of our Board of Directors since June 2002. Mr. Crandall also chairs the Audit Committee of our Board of Directors. Mr. Crandall previously served in various management positions with Kaiser Foundation Health Plan, Inc. and Hospitals, including President and Chief Operating Officer from March 2000 until his retirement in June 2002, and Senior Vice President, Finance and Administration, from June 1998 until March 2000. Prior to joining Kaiser, he served as Executive Vice President, Chief Financial Officer and Treasurer of APL Limited from April 1995 until February 1998. From 1963 to 1995, Mr. Crandall was employed by PricewaterhouseCoopers LLP where his last position was Southern California Group Managing Partner. He is also a member of the boards of directors of Union Bank of California, Coventry Health Care, Ansell Limited, Captara Corporation and BEA Systems and a Trustee of Dodge and Cox mutual funds.

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
      Daniel C. Lynch is a private investor. He has served as a member of our Board of Directors since April 1997. From December 1990 to December 1995, he served as chairman of the board of directors of Softbank Forums, a provider of education and conference services for the information technology industry. Mr. Lynch founded Interop Company in 1986, which is now a division of the successor to Softbank Forums, Key3Media. Mr. Lynch is a member of the Association for Computing Machinery and the Internet Society. He is also a member of the Board of Trustees of the Santa Fe Institute and the Bionomics Institute. He previously served as Director of the Information Processing Division for the Information Sciences Institute in Marina del Rey, where he led the Arpanet team that made the transition from the original NCP protocols to the current TCP/ IP based protocols. Mr. Lynch previously served as a member of the board of directors of UUNET Technologies, Inc., from April 1994 until August 1996 and is a director of a private company.
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
      See Part I. Item 3 “Legal Proceedings” for information relating to our Chapter 11 proceeding in 2001.

     Classified Board
      The Board of Directors is divided into three classes. The term of office and directors in each class is as follows:

Class	Directors	Term of Office

Class I	Daniel C. Lynch Richard A. Jalkut Larry Irving	• expires at the annual meeting of stockholders in 2006 and at each third succeeding annual meeting thereafter
Class II	L. Dale Crandall Hellene S. Runtagh	• expires at the annual meeting of stockholders in 2007 and at each third succeeding annual meeting thereafter
Class III	Charles McMinn Robert C. Hawk Charles E. Hoffman	• expires at the annual meeting of stockholders in 2005 and at each third succeeding annual meeting thereafter
      The classification of directors has the effect of making it more difficult to change the composition of the Board of Directors.
     Board Committees
      In April 1998, the Board of Directors established an Audit Committee and a Compensation Committee.
      The Audit Committee currently consists of four of our outside directors, Messrs. Crandall, Lynch and Hawk and Ms. Runtagh, with Mr. Crandall serving as the chairperson. The Board of Directors has determined that Mr. Crandall is an “audit committee financial expert” as described in applicable SEC rules. Each member of the Audit Committee is independent, as defined in Rule 4200(a) (15) of the National Association of Securities Dealers’ listing standards.
      The Audit Committee is responsible for oversight of our financial reporting process and internal audit function. The Audit Committee also monitors the work of management and the independent auditors and their activities with respect to our financial reporting process and internal controls.
      The Compensation Committee currently consists of three of our outside directors, Messrs. Irving and Lynch and Ms. Runtagh. The primary responsibilities of the Compensation Committee include:

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

     Code of Conduct
      We have adopted a Code of Conduct that applies to all Covad’s employees, including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is available on our website at www.covad.com/companyinfo/code of conduct.shtml. We intend to disclose any changes in or waivers from its code of conduct that are required to be publicly disclosed by posting such information on its website or by filing a Form 8-K.
     Director Compensation
      Non-employee directors receive the following compensation:

•	an annual retainer of $18,000 is paid to each director in two equal cash payments every six months. For the years ended, in lieu of receiving the cash payments, a director could elect to receive a grant of an option to purchase 5,000 shares, vesting in equal monthly installments over one year. For 2005 forward, Covad will no longer offer its directors the ability to receive an option to purchase shares in lieu of the cash payments;

•	for each Board meeting that a director attends, we pay a $1,000 fee;

•	for each Committee meeting that a director attends on a different day from a Board meeting, we pay a fee of $1,000;

•	each new director receives an initial stock option grant to purchase 60,000 shares of our common stock, and each ongoing director receives annual grants of options to purchase 15,000 shares of our common stock;

•	the above-referenced annual grants of options to purchase 15,000 shares vest in equal monthly installments over one year rather than equal monthly installments over four years;

•	each member of our Audit Committee, other than the Chairperson, receives an initial stock option grant to purchase 10,000 shares of our common stock when he or she is first appointed to the Audit Committee; thereafter, each such member receives an annual grant of an option to purchase 5,000 shares of our common stock;

•	the Chairperson of our Audit Committee receives an initial option to purchase 10,000 shares of our common stock when appointed to the Audit Committee; therefore, the Chairperson receives an annual grant of an option to purchase 10,000 shares of our common stock for continued service; and

•	the above referenced annual grants of options to Audit Committee members and the Chairperson of the Audit Committee vest in equal monthly installments over one year
      The exercise price for each of these stock options was set at the market price on the grant date, and except where noted above, each option vests over a period of four years.
      In February 2003, each member of our Board of Directors received a one-time grant of an option to purchase 45,000 shares at an exercise price equal to $1.28, the market price on February 5, 2003, the date of grant. These options vest monthly over three years.
      In January 2001, each member of the Board of Directors received a one-time stock option grant to purchase 50,000 shares at $2.56, the market price on January 23, 2001, the grant date. These options vested monthly over four years and allow for early exercise, with our repurchase right lapsing over four years. Mr. McMinn, who as a new director received a stock option grant to purchase 60,000 shares at $2.56, the market price on January 23, 2001, the grant date, did not receive the January 2001 grant. Mr. McMinn’s option also allows for early exercise, with our repurchase right lapsing over four years.
      In April 2001, we provided Mr. McMinn with a stock option grant to purchase 200,000 shares of our common stock. The option was priced at the closing price of our stock on the NASDAQ National Market on the grant date. One-half of these options were immediately vested and the remaining one-half vested over the following six months.

     Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2004 except Susan Crawford filed an amended Form 3 on January 19, 2005, correcting her Form 3 filed on December 1, 2004.

ITEM 11.	Executive Compensation
      The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person who served as our Chief Executive Officer or was one of our five other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the fiscal year ended December 31, 2004.
SUMMARY COMPENSATION TABLE

				Long-Term Compensation

				Restricted	Securities
		Annual Compensation		Stock	Underlying
	Fiscal			Awards	Options/SARs	All Other
Name and Principal Position	Year	Salary	Bonus	($)	(#)	Compensation(1)

Charles E. Hoffman(2)	2004	$542,308	$444,370	—	625,000	$774
President and Chief	2003	$500,004	$733,593	—	625,000	$428
Executive Officer	2002	$500,004	$542,483	—	—	$414
Patrick J. Bennett(3)	2004	$285,000	$111,490	—	100,000	$774
Executive Vice President	2003	$285,000	$194,216	—	98,000	$774
	2002	$285,000	$126,343	—	—	$774
Mark A. Richman(4)	2004	$276,845	$70,226	—	100,000	$137,966	(8)
Executive Vice President,	2003	$239,231	$164,310	—	98,000	$180
Chief Financial Officer	2002	$228,077	$100,723	—	—	$180
P. Michael Hanley(5)	2004	$271,154	$105,477	—	150,000	$270
Executive Vice President,	2003	$229,231	$163,176	—	98,000	$270
Customer Experience	2002	$192,923	$76,738	—	—	$229
Andrew S. Lockwood(6)	2004	$254,808	$89,142	—	100,000	$260
Executive Vice President,	2003	$265,000	$150,418	—	98,000	$270
Market Development	2002	$106,000	$23,342	—	200,000	$114
James Kirkland(7)	2004	$230,000	$89,974	—	150,000	$43,358	(9)
Senior Vice President,	2003	$35,385	$32,589	—	125,000	$24,858	(10)
General Counsel and
Secretary

(1)	The dollar amount represents premium payments the Company made for these executives’ term life insurance.

(2)	Mr. Hoffman joined Covad in June 2001.

(3)	Mr. Bennett joined Covad in October 2001.

(4)	Mr. Richman resigned from Covad in November 2004.

(5)	Mr. Hanley joined Covad in February 2002.

(6)	Mr. Lockwood joined Covad in August 2002.

(7)	Mr. Kirkland joined Covad in October 2003.

(8)	Amount includes $166 for term life insurance and $137,800 for payment per agreement between Covad and Mr. Richman for consultation services and release of all claims.

(9)	Amount includes $37,625 for moving expenses, $5,463 for life insurance, as well as $270 for term life insurance.

(10)	Amount includes $24,830 for moving expenses, as well as $28 for term life insurance.
Option/ SAR Grants in Last Fiscal Year
      The following table sets forth information regarding stock options granted to Named Executive Officers during the fiscal year ended December 31, 2004.

			Individual Grants

			Percent of Total			Potential Realizable Value
	Number of		Options			at Assumed Annual Rates
	Securities		Granted to	Exercise		of Stock Price Appreciation
	Underlying		Employees in	Price		for Option Term ($)(3)
	Options		Fiscal 2003	per
Name	Granted (#)		(%)(2)	Share	Expiration Date	5%	10%

Charles E. Hoffman	625,000	(1)	9.47%	$3.34	02/26/12	$996,688	$2,387,242
Patrick J. Bennett	100,000	(1)	1.51%	3.34	02/26/12	159,470	381,959
P. Michael Hanley	150,000	(1)	2.27%	3.34	02/26/12	239,205	572,938
James Kirkland	150,000	(1)	2.27%	3.34	02/26/12	239,205	572,938
Mark A. Richman	100,000	(1)	1.51%	3.34	02/26/12	159,470	381,959
Andrew S. Lockwood	100,000	(1)	1.51%	$3.34	02/26/12	$159,470	$381,959

(1)	The material terms of the option grants are as follows: (i) the options consist of qualified and nonqualified stock options; (ii) all have an exercise price equal to the fair market value on the date of grant; (iii) grants have an 8-year term and become exercisable over a four-year period (for example, grants of initial stock options to new employees typically vest at a rate of 25% of the option shares on the twelve-month anniversary of the grant date with the remainder vesting in 36 equal monthly installments); (iv) the options are not transferable and (v) all options are otherwise subject to the terms and provisions of our 1997 Stock Plan.

(2)	Based on options covering an aggregate of 6,600,710 shares we granted during 2004 pursuant to our 1997 Stock Plan.

(3)	These amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The potential realizable values are calculated by assuming our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the granted options. The assumed 5% and 10% rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future stock price growth.

Aggregated Option/ SAR Exercises in Last Fiscal Year and Year-End Option/ SAR Values
      The following table sets forth information with respect to the exercise of stock options during the year ended December 31, 2004, and the number and year-end value of shares of the our common stock underlying the unexercised options held by the Named Executive Officers.

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-The-Money Options at
	Shares	Value	December 31, 2004		December 31, 2004 ($)(2)
	Acquired on	Realized
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Charles E. Hoffman	—	$—	2,454,166	1,145,834	$2,918,343	$703,907
Patrick J. Bennett	—	—	239,249	158,751	316,688	102,572
P. Michael Hanley	—	—	249,665	198,335	286,605	94,655
James Kirkland	—	—	67,709	207,291	—	—
Andrew S. Lockwood	—	—	197,582	200,418	166,605	114,655
Mark A. Richman	256,541	$287,531	—	—	$—	$—

(1)	Value represents the fair market value at exercise minus the exercise price.

(2)	Value represents the difference between the exercise price and the market value (i.e., closing price) of our common stock of $2.15 on December 31, 2004. An option is “in-the-money” if the market value of the common stock exceeds the exercise price.
Employment Agreements and Change in Control Arrangements
      In May 2001, we entered into a written employment agreement with Charles Hoffman, our President and Chief Executive Officer. Mr. Hoffman receives compensation in the form of a $500,000 annual base salary and a bonus of $375,000 if he attains certain performance goals. Mr. Hoffman also received (i) a signing bonus of $100,000, and (ii) stock options to purchase 2,500,000 shares of our common stock at an exercise price of $0.84 per share. In December 2002, Mr. Hoffman’s targeted annual bonus was increased to 100%. In February 2004, Mr. Hoffman received a merit increase of $50,000, bringing his annual base salary to $550,000. Mr. Hoffman has agreed to be bound by customary confidentiality provisions. In the event that Mr. Hoffman is terminated without cause, we have agreed to pay his salary for an additional year from his termination date, provided that he does not become employed by one of our competitors.
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
      We originally adopted our Executive Severance Plan (the “Plan”) in 2003, and the Plan was scheduled to expire on December 31, 2004. On October 1, 2004, our Compensation Committee amended the Plan and extended it until December 31, 2007. The amended Plan continues to provide that upon termination of service covered executives will generally receive an amount equal to six months of their salaries unless they are terminated for Cause (as defined in the Plan) or Uncorrected Performance Deficiencies (as defined in the Plan).

      On October 4, 2004, we entered into Change in Control Agreements with our executive officers that provide each covered executive with specific additional rights and additional benefits. Upon the termination of a covered executive’s employment under certain circumstances following a change in control, the executive will be entitled to receive special termination benefits, including a lump sum payment of one to three years base salary and target bonus. The special termination benefits are generally payable if we terminate the executive without cause within either one year or two years following a change in control (depending on the covered executive’s position with us). The special benefits are also payable if the executive resigns as a result of certain actions taken by us (including a reduction in the executive’s compensation or responsibilities or a change in the executive’s job location) within either one year or two years following a change in control (depending on the covered executive’s position with us). The agreement with our chief executive officer further provides that special termination benefits are also payable upon voluntarily termination of employment for any reason during the 30-day period following the first anniversary of the date of the change in control.
      In addition, in certain circumstances where a payment or distribution by us to the executive is determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the executive will be entitled to receive a payment on an after-tax basis equal to the excise tax imposed.
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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth certain information regarding ownership of our common stock as of February 1, 2005 by:

•	each Named Executive Officer;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	all persons known to Covad to beneficially own 5% or more of our common stock
      Share ownership in each case includes shares issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of February 1, 2005 as described in the footnotes below. Percentage ownership is calculated pursuant to SEC Rule 13d-3(d)(1) and based on 263,884,742 shares of our common stock outstanding as of February 1, 2005. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Covad Communications Group, Inc., 110 Rio Robles, San Jose, California 95134.

	Shares Beneficially Owned

Beneficial Owner	Number	Percentage

FMR Corp.(1)	26,227,635	9.88%
Charles McMinn(2)	3,688,997	1.40%
Charles E. Hoffman(3)	2,887,658	1.09%
Robert Hawk(4)	765,160	*
P. Michael Hanley(5)	301,914	*
Patrick J. Bennett(6)	279,021	*
Andrew S. Lockwood(7)	235,706	*
Hellene S. Runtagh(8)	233,416	*
Daniel Lynch(9)	185,273	*
Larry Irving(10)	184,812	*
L. Dale Crandall(11)	142,500	*
David McMorrow(12)	138,236	*
Richard A. Jalkut(13)	111,250	*
Susan Crawford(14)	90,629	*
James Kirkland(15)	87,799	*
All current executive officers and directors as a group (14 persons)	9,332,371	3.53%

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	This includes: (1) 24,647,361 shares beneficially owned by Fidelity Management & Research Company as a result of it acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, which includes 1,575,200 shares owned by these investment companies resulting from the assumed conversion of $5,000,000 principal amount of our convertible Debentures; and (2) 1,580,274 shares held by Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity Management & Research Company, and the funds each has the sole power to dispose of the 24,647,361 shares owned by the Fidelity Funds. The voting power with respect to the shares held by Fidelity Management & Research Company rests solely with the Boards of Trustees of each of the investment companies to which it acts as investment adviser. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has the sole power to dispose of the 1,580,274 shares owned by Fidelity Management Trust Company and the sole power to vote or to direct the voting of 1,554,411 of these shares and no power to vote or direct the voting of 25,863 of the shares. The information provided with respect to these shareholders is based solely upon a Schedule 13G dated February 14, 2005, filed by such shareholders with the Securities and Exchange Commission. The Company has not done any independent investigation with respect to the beneficial ownership of these shareholders. The address for FMR Corp. is 82 Devonshire Street, Boston, MA 02109.

(2)	Includes 4,375 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(3)	Includes 156,250 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(4)	Includes 5,000 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(5)	Includes 17,500 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(6)	Includes 15,416 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(7)	Includes 15,417 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(8)	Includes 5,000 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(9)	Includes 5,208 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(10)	Includes 4,375 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(11)	Includes 8,127 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(12)	Includes 13,334 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(13)	Includes 6,667 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(14)	Includes 7,916 shares of common stock subject to options exercisable within 60 days of February 1, 2005.

(15)	Includes 11,459 shares of common stock subject to options exercisable within 60 days of February 1, 2005.
Securities Authorized for Issuance under Equity Compensation Plans
      The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of December 31, 2004.

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	22,836,340	6.08	19,250,902
Equity compensation plans not approved by security holders(2)	160,870	6.44	266,225

Total	22,997,210	6.10	19,517,127

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

(2)	These plans consist of the LaserLink.Net, Inc. 1997 Stock Plan, the BlueStar Communications Group, Inc. 2000 Stock Incentive Plan and the Infraswitch Corporation 2000 Employee and Consultant Equity Incentive Plan, all of which were assumed by Covad in connection with the acquisitions of each company and are described in Note 13 of the Financial Statements. Covad does not intend to grant additional options under these plans.

ITEM 13.	Certain Relationships and Related Transactions
(All dollar and share amounts are presented in thousands, except per share amounts)
Strategic Investments and Relationships
      On March 10, 2004, Covad completed a private placement of $125,000 in aggregate principal amount of 3% Convertible Senior Debentures (“Debentures”) due 2024, which are convertible into shares of Covad’s common stock at a conversion price of approximately $3.1742 per share, subject to certain adjustments. The Debentures mature on March 15, 2024. Covad may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require Covad to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019. The holders of the Debentures will also have the ability to require us to purchase the Debentures in the event that Covad undergoes a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon. Net proceeds from the Debentures were approximately $119,961 after commission and other transaction costs. Covad incurred approximately $5,039 in transaction costs in conjunction with the placement of the Debentures. The debt issuance costs are being amortized to operations over sixty months, the period through to the first date that holders have the option to require us to purchase the Debentures.
      In September 2002, we granted three warrants to a customer, America Online, Inc. (“AOL”). These warrants provide AOL with the right to purchase 1,500 shares of our common stock for $1.06 per share, 1,000 shares of our common stock for $3.00 per share, and 1,000 shares of our common stock for $5.00 per share. These warrants have a seven-year term and are immediately exercisable, fully vested and non-forfeitable at the time of grant. In January 2003, we granted three warrants to another customer, AT&T Corp., or AT&T. These warrants provide AT&T with the right to purchase 1,000 shares of our common stock for $0.94 per share, 1,000 shares of our common stock for $3.00 per share, and 1,000 shares of our common stock for $5.00 per share. These warrants have a seven-year term and are immediately exercisable, fully vested and non-forfeitable at the time of grant.
Transactions with Management and Others
      A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific, one of our resellers. We recognized revenues from TelePacific of $369, $611 and $1,311 for the years ended December 31, 2004, 2003 and 2002, respectively. Accounts receivables from TelePacific were $29 and $103 as of December 31, 2004 and 2003, respectively. Another member of our Board of Directors, Dale Crandall, is a member of the Board of Directors of BEA, which supplies us with software and related support. We paid $890, $2,232 and $121 to BEA during the years ended December 31, 2004, 2003 and 2002, respectively. Charles Hoffman, our CEO, is a director of Chordiant, one of our vendors. We paid $3,387 to Chordiant in 2004. No amounts were paid to this vendor in 2003 and 2002.
      Gary Hoffman, a sibling of our Chief Executive Officer, Charles E. Hoffman, is employed by Covad. In 2004, Gary Hoffman received $80 of base salary and $26 of sales commissions, as well as an option grant to purchase 4 shares of our common stock at an exercise price of $3.34.
      We believe these transactions were negotiated on an arms-length basis which terms we believe are comparable to transactions that would likely be negotiated with unrelated parties.

ITEM 14.	Principal Accounting Fees and Services
(All dollar amounts are presented in thousands)
      For the year ended December 31, 2004, the following table sets forth the aggregate fees and related expenses for professional services provided by PricewaterhouseCoopers LLP (“PwC”) during 2004 and Ernst & Young LLP (“E&Y”) during 2004 and 2003. The audit committee considered the provision of the services corresponding to these fees, and the audit committee believes that the provision of these services is compatible with PwC and E&Y maintaining their independence. The audit committee pre-approval policies and procedures require prior approval of each engagement of PwC and E&Y to perform services. We adopted these pre-approval policies in September 2002 in accordance with the requirements of the Sarbanes-Oxley Act and the professional services listed below that were provided after September 2002 were approved in accordance with these policies.

	2004
			2003
	PwC	E&Y	E&Y

Audit fees	$3,996	$524	$1,952
Audit-related fees	—	—	3
Tax fees	—	—	258
All other fees	2	—	—

TOTAL	$3,998	$524	$2,213

      For the year ended December 31, 2004, fees for PwC audit services include fees associated with the integrated annual audit, reviews of Covad’s quarterly reports on Form 10-Q, accounting consultations and SEC registration statements. All other fees include fees associated with the annual subscription to PwC’s online accounting and auditing research tool.
      For the year ended December 31, 2004, fees for E&Y audit services include fees associated with SEC registration statements and the transition from E&Y to PwC as its independent registered public accounting firm. For the year ended December 31, 2003, fees for E&Y audit services include fees associated with the annual audit, reviews of Covad’s quarterly reports on Form 10-Q, accounting consultations and SEC registration statements. Audit-related fees include fees associated with the annual subscription to E&Y’s online accounting and auditing research tool. Tax fees included tax compliance, tax advice and tax planning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following Financial Statements of Covad Communications Group, Inc. and Report of Independent Registered Public Accounting Firms are filed as part of this report.
           Report of Independent Registered Public Accounting Firm
           Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Stockholders’ Equity (Deficit)
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. Financial statement schedules not filed herein are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto.

(3)	Exhibits. The Exhibits listed below and on the accompanying Index to Exhibits immediately following the signature page hereto are filed as part of, or incorporated by reference into, this Report on Form 10-K.
EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.
2	.2(2)	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).
2	.3(3)	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative.
3	.1(4)	Amended and Restated Certificate of Incorporation.
3	.2(5)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.
3	.3(6)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.
3	.4(7)	Bylaws, as currently in effect.
4	.1(8)	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee.
4	.2(8)	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC.
4	.3(8)	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.
4	.4(9)	Stockholder Protection Rights Agreement dated February 15, 2000.
4	.5(10)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001.
10	.1(11)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.
10	.2(12)	1998 Employee Stock Purchase Plan and related agreements.

Exhibit
Number		Description

10	.3(13)	1997 Stock Plan and related option agreement, as currently in effect.
10	.22(14)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.23(15)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.24(16)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.
10	.25(17)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.
10	.26(18)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.
10	.27(19)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.
10	.28(20)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10	.30(21)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.31(22)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.32(23)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.
10	.33(24)	Capital Markets Debt Subordination Provisions.
10	.34(25)	General Unsecured Debt Subordination Agreement.
10	.35(26)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.
10	.36(27)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.
10	.37(28)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan.
10	.38(29)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.
10	.39(30)	General Release of All Claims executed by Anjali Joshi.
10	.40(31)	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.
10	.41(32)	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.
10	.43(33)	Change in Control Agreement between Covad Communications Group, Inc. and Charles E. Hoffman
10	.44(34)	Change in Control Agreement between Covad Communications Group, Inc. and Patrick J. Bennett
10	.45(35)	Change in Control Agreement between Covad Communications Group, Inc. and P. Michael Hanley
10	.46(36)	Change in Control Agreement between Covad Communications Group, Inc. and James A. Kirkland
10	.47(37)	Change in Control Agreement between Covad Communications Group, Inc. and Andrew Lockwood
10	.48(38)	Change in Control Agreement between Covad Communications Group, Inc. and David McMorrow

Exhibit
Number		Description

10	.49(39)	Change in Control Agreement between Covad Communications Group, Inc. and Mark A. Richman
10	.50(40)	Change in Control Agreement between Covad Communications Group, Inc. and Susan Crawford
10	.51(41)	Indemnification Agreement between Covad Communications Group, Inc. and Susan Crawford
10	.52(42)	General Release of All Claims by and between Covad Communications Group, Inc. and Mark Richman
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (incorporated in the signature page herein).
31.1		Certification Pursuant to Rule 13a-14(a).
31.2		Certification Pursuant to Rule 13a-14(a).
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(2)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(3)	Incorporated by reference to Exhibit 2.1 filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(4)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/ A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(5)	Incorporated by reference to Exhibit 3.5 filed with our registration statement on Form S-1/ A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(6)	Incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(7)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(8)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(9)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(10)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(11)	Incorporated by reference to Exhibit 10.1 filed with our registration statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(12)	Incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(13)	Incorporated by reference to Exhibit 10.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(14)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(15)	Incorporated by reference to Exhibit 4.2 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(16)	Incorporated by reference to Exhibit 10.2 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(17)	Incorporated by reference to Exhibit 10.1 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(18)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(19)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(27)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(28)	Incorporated by reference to Exhibit 10.38 filed with our quarterly report on Form 10-Q as filed on July 31, 2003.

(29)	Incorporated by reference to Exhibit 10.1 filed with our current report on Form 8-K as originally filed October 6, 2004.

(30)	Incorporated by reference to Exhibit 10.40 filed with our quarterly report on Form 10-Q as filed on October 24, 2003.

(31)	Incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K as originally filed on February 27, 2004.

(32)	Incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K as originally filed on February 27, 2004.

(33)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on October 6, 2004.

(34)	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K as originally filed on October 6, 2004.

(35)	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K as originally filed on October 6, 2004.

(36)	Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K as originally filed on October 6, 2004.

(37)	Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K as originally filed on October 6, 2004.

(38)	Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K as originally filed on October 6, 2004.

(39)	Incorporated by reference to Exhibit 10.8 to our current report on Form 8-K as originally filed on October 6, 2004.

(40)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on November 24, 2004.

(41)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on December 6, 2004.

(42)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 24, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2005.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ Susan Crawford

Susan Crawford
Senior Vice President and
Acting Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2005.

Signature	Title

/s/ Charles E. Hoffman (Charles E. Hoffman)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Susan Crawford (Susan Crawford)	Senior Vice President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles McMinn (Charles McMinn)	Chairman of the Board of Directors

/s/ L. Dale Crandall (L. Dale Crandall)	Director

/s/ Robert Hawk (Robert Hawk)	Director

/s/ Hellene S. Runtagh (Hellene Runtagh)	Director

/s/ Larry Irving (Larry Irving)	Director

/s/ Daniel Lynch (Daniel Lynch)	Director

/s/ Richard A. Jalkut (Richard Jalkut)	Director

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.
2	.2(2)	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).
2	.3(3)	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative.
3	.1(4)	Amended and Restated Certificate of Incorporation.
3	.2(5)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.
3	.3(6)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.
3	.4(7)	Bylaws, as currently in effect.
4	.1(8)	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee.
4	.2(8)	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC.
4	.3(8)	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.
4	.4(9)	Stockholder Protection Rights Agreement dated February 15, 2000.
4	.5(10)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001.
10	.1(11)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.
10	.2(12)	1998 Employee Stock Purchase Plan and related agreements.
10	.3(13)	1997 Stock Plan and related option agreement, as currently in effect.
10	.22(14)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.23(15)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.24(16)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.
10	.25(17)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.
10	.26(18)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.
10	.27(19)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.
10	.28(20)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10	.30(21)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.31(22)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.32(23)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.
10	.33(24)	Capital Markets Debt Subordination Provisions.

Exhibit
Number		Description

10	.34(25)	General Unsecured Debt Subordination Agreement.
10	.35(26)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.
10	.36(27)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.
10	.37(28)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan.
10	.38(29)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.
10	.39(30)	General Release of All Claims executed by Anjali Joshi.
10	.40(31)	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.
10	.41(32)	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.
10	.43(33)	Change in Control Agreement between Covad Communications Group, Inc. and Charles E. Hoffman
10	.44(34)	Change in Control Agreement between Covad Communications Group, Inc. and Patrick J. Bennett
10	.45(35)	Change in Control Agreement between Covad Communications Group, Inc. and P. Michael Hanley
10	.46(36)	Change in Control Agreement between Covad Communications Group, Inc. and James A. Kirkland
10	.47(37)	Change in Control Agreement between Covad Communications Group, Inc. and Andrew Lockwood
10	.48(38)	Change in Control Agreement between Covad Communications Group, Inc. and David McMorrow
10	.49(39)	Change in Control Agreement between Covad Communications Group, Inc. and Mark A. Richman
10	.50(40)	Change in Control Agreement between Covad Communications Group, Inc. and Susan Crawford
10	.51(41)	Indemnification Agreement between Covad Communications Group, Inc. and Susan Crawford
10	.52(42)	General Release of All Claims by and between Covad Communications Group, Inc. and Mark Richman
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (incorporated in the signature page herein).
31.1		Certification Pursuant to Rule 13a-14(a).
31.2		Certification Pursuant to Rule 13a-14(a).
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(2)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(3)	Incorporated by reference to Exhibit 2.1 filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(4)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/ A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(5)	Incorporated by reference to Exhibit 3.5 filed with our registration statement on Form S-1/ A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(6)	Incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(7)	Incorporated by reference to the exhibit of corresponding number filed with our registration statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(8)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(9)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(10)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(11)	Incorporated by reference to Exhibit 10.1 filed with our registration statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(12)	Incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(13)	Incorporated by reference to Exhibit 10.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(14)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(15)	Incorporated by reference to Exhibit 4.2 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(16)	Incorporated by reference to Exhibit 10.2 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(17)	Incorporated by reference to Exhibit 10.1 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(18)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(19)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(27)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(28)	Incorporated by reference to Exhibit 10.38 filed with our quarterly report on Form 10-Q as filed on July 31, 2003.

(29)	Incorporated by reference to Exhibit 10.1 filed with our current report on Form 8-K as originally filed October 6, 2004.

(30)	Incorporated by reference to Exhibit 10.40 filed with our quarterly report on Form 10-Q as filed on October 24, 2003.

(31)	Incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K as originally filed on February 27, 2004.

(32)	Incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K as originally filed on February 27, 2004.

(33)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on October 6, 2004.

(34)	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K as originally filed on October 6, 2004.

(35)	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K as originally filed on October 6, 2004.

(36)	Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K as originally filed on October 6, 2004.

(37)	Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K as originally filed on October 6, 2004.

(38)	Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K as originally filed on October 6, 2004.

(39)	Incorporated by reference to Exhibit 10.8 to our current report on Form 8-K as originally filed on October 6, 2004.

(40)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on November 24, 2004.

(41)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on December 6, 2004.

(42)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 24, 2004.