Form 10-Q
period 2005-03-31
COVAD COMMUNICATIONS GROUP INC
filed 2005-05-06
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-25271

COVAD COMMUNICATIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0461529 (I.R.S. Employer Identification Number)

110 Rio Robles San Jose, California (Address of principal executive offices)	95134 (Zip Code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     As of April 22, 2005 there were 263,940,130 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.

For the Quarterly Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar and share amounts are presented in thousands, except par value)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$109,448	$117,506
Short-term investments in debt securities	23,570	33,490
Restricted cash and cash equivalents	2,533	2,533
Short-term investments in equity securities	27,671	—
Accounts receivable, net	27,862	30,041
Unbilled revenues	4,402	3,825
Other receivables	1,028	1,204
Inventories	4,828	4,629
Prepaid expenses and other current assets	4,732	2,553

Total current assets	206,074	195,781
Property and equipment, net	71,444	78,707
Collocation fees and other intangible assets, net	29,452	34,561
Goodwill	36,626	36,626
Deferred costs of service activation	29,128	30,152
Deferred customer incentives, net	2,246	2,683
Deferred debt issuance costs, net	3,979	4,231
Other long-term assets	2,464	2,484

Total assets	$381,413	$385,225

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,055	$20,755
Accrued compensation	18,576	15,619
Accrued collocation and network service fees	20,815	24,160
Accrued transaction-based taxes	31,868	33,730
Accrued interest	156	1,121
Accrued market development funds and customer incentives	2,743	3,182
Collateralized customer deposit	8,027	7,906
Unearned revenues	4,537	4,420
Other accrued liabilities	6,048	5,824

Total current liabilities	109,825	116,717
Long-term debt	125,000	125,000
Collateralized customer deposit	42,237	44,444
Deferred gain resulting from deconsolidation of subsidiary	—	53,963
Unearned revenues	49,728	51,518
Other long-term liabilities	2,108	2,218

Total liabilities	328,898	393,860

Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common Stock, $0.001 par value; 590,000 shares authorized; 263,936 shares issued and outstanding at March 31, 2005 (263,681 shares issued and outstanding at December 31, 2004)	264	264
Common Stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Additional paid-in capital	1,693,608	1,695,424
Deferred stock-based compensation	(219)	(939)
Accumulated other comprehensive income (loss)	26,887	(985)
Accumulated deficit	(1,668,025)	(1,702,399)

Total stockholders’ equity (deficit)	52,515	(8,635)

Total liabilities and stockholders’ equity (deficit)	$381,413	$385,225

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues, net	$107,718	$108,477

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	72,749	68,294
Selling, general and administrative	42,374	33,302
Depreciation and amortization of property and equipment	13,785	14,495
Amortization of collocation fees and other intangible assets	5,364	4,751
Provision for restructuring expenses	—	547

Total operating expenses	134,272	121,389

Loss from operations	(26,554)	(12,912)

Other income (expense):
Interest income	899	351
Gain on sale of equity securities	7,246	—
Gain on deconsolidation of subsidiary	53,963	—
Interest expense	(1,238)	(1,141)
Miscellaneous income, net	58	171

Other income (expense), net	60,928	(619)

Net income (loss)	$34,374	$(13,531)

Earnings (loss) per common share:
Basic	$0.13	$(0.06)

Diluted	$0.11	$(0.06)

Weighted-average number of common shares outstanding:
Basic	263,690	233,257

Diluted	310,755	233,257

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts are presented in thousands)
(Unaudited)

	Three months ended March 31,
	2005	2004
Operating Activities:
Net income (loss)	$34,374	$(13,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts (bad debt recoveries), net	137	(25)
Depreciation and amortization	19,149	19,246
Loss on disposition of property and equipment	23	1
Amortization of deferred stock-based compensation, net	(1,331)	796
Amortization of deferred customer incentives	437	437
Other non-cash charges	252	(12)
Accretion of interest on investments, net	(159)	(101)
Gain on sale of equity securities	(7,246)	—
Gain on deconsolidation of subsidiary	(53,963)	—
Net changes in operating assets and liabilities:
Accounts receivable	2,042	(2,865)
Unbilled revenues	(577)	303
Inventories	(199)	806
Prepaid expenses and other assets	(1,899)	(2,166)
Deferred costs of service activation	1,024	517
Accounts payable	(3,700)	(1,916)
Collateralized customer deposit	(2,086)	(1,968)
Other current liabilities	(3,529)	(2,203)
Unearned revenues	(1,705)	(2,307)

Net cash used in operating activities	(18,956)	(4,988)

Investing Activities:
Restricted cash and cash equivalents	—	(50)
Purchase of short-term investments in debt securities	(16,013)	(49,563)
Maturities of short-term investments in debt securities	26,100	41,030
Proceeds from the sale of equity securities	7,439	—
Purchase of property and equipment	(6,500)	(11,502)
Proceeds from sale of property and equipment	7	21
Payment of collocation fees and purchase of other intangible assets	(255)	(2,892)
Decrease in other long-term assets	21	201

Net cash provided by (used in) investing activities	10,799	(22,755)

Financing Activities:
Proceeds from the issuance of senior unsecured convertible debentures, net	—	120,151
Principal payment of long-term debt	—	(50,000)
Principal payments under capital lease obligations	(135)	—
Proceeds from the issuance of common stock	234	1,264

Net cash provided by financing activities	99	71,415

Net increase (decrease) in cash and cash equivalents	(8,058)	43,672
Cash and cash equivalents at beginning of period	117,506	65,376

Cash and cash equivalents at end of period	$109,448	$109,048

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,913	$6,569

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Equipment purchased through capital leases	$156	$—

Common stock issued in settlement of claims related to bankruptcy	$—	$6,951

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

     The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. and its wholly-owned subsidiaries (the “Company”, or “Covad”) except for the accounts of BlueStar Communications Group, Inc. and its wholly-owned subsidiaries, which have been excluded from the Company’s condensed consolidated financial statements, effective June 25, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include some of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the condensed consolidated financial statements have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     Based on the Company’s 2005 business plan, the Company believes it will be able to continue as a going concern through March 31, 2006 using only its unrestricted cash, cash equivalents and short-term investment in debt securities balances in existence as of March 31, 2005. Adverse business, legal, regulatory or legislative developments, such as the inability to continue accessing certain network elements from the regional Bell operating companies (“RBOCs”), may require the Company to raise additional financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise additional capital. If the Company is unable to acquire additional capital on favorable terms if needed, or is required to raise it on terms that are less satisfactory than it desires, its financial condition will be adversely affected.

     The consolidated balance sheet as of December 31, 2004 has been derived from the audited condensed consolidated financial statements at that date but does not include some of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     All information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) useful life assignments and impairment evaluations associated with property and equipment, collocation fees and other intangible assets, (iv) restructuring liabilities, (v) anticipated outcomes of legal proceedings and other disputes, (vi) transaction-based and employment-related tax liabilities, (vii) liabilities for market development funds and customer incentives and (viii) valuation allowances associated with deferred tax assets.

     During the three months ended March 31, 2005 the Company reduced its estimates of certain liabilities for transaction-based taxes and property taxes as a result of various settlements and related statute of limitations. These changes in accounting estimate decreased the Company’s cost of sales by $2,386 and its selling, general and administrative expenses by $117, and increased net income by $2,503, or $0.01 per share.

Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares outstanding subject to repurchase.

     Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share, except that the weighted-average number of common shares outstanding computed for basic earnings (loss) per share is increased by the weighted-average number of common shares resulting from the (i) exercise of dilutive stock options and warrants using the treasury stock method, and (ii) conversion of dilutive convertible debt instruments. In applying the treasury stock method for dilutive stock-based compensation arrangements, the assumed proceeds are computed as the sum of (i) the amount, if any, the employee must pay upon exercise, (ii) the amounts of compensation cost attributed to future services and not yet recognized, and (iii) the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options. In addition, in computing the dilutive effect of convertible securities, net income (loss) is adjusted to add back (i) any convertible preferred dividends, and (ii) the after-tax amount of interest recognized in the period associated with any convertible debt.

     The following table presents the calculation of net income (loss) used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2005	2004
Basic:
Net income (loss) as reported	$34,374	$(13,531)
Diluted:
Add back interest on 3% convertible debentures	1,190	—

Net income (loss) adjusted for assumed conversions	$35,564	$(13,531)

     The following table presents the calculation of weighted-average number of common shares outstanding used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2005	2004
Basic:
Weighted-average number of common shares outstanding	263,881	233,257
Less weighted-average number of common shares outstanding subject to repurchase	191	—

Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	263,690	233,257
Diluted:
Dilutive stock options and warrants	7,494	—
Assumed conversion of convertible debentures	39,380	—
Common shares subject to repurchase	191	—

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	310,755	233,257

     The company excludes equity instruments from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments is anti-dilutive to earnings (loss) per share. Accordingly, certain employee stock options and certain warrants have been excluded from the calculation of diluted weighted average shares. The total number of outstanding options, options under employee stock purchase plan, and warrants that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 were 23,539, 5,126 and 5,573, respectively.

     For the three months ended March 31, 2004, weighted-average number of common shares outstanding used in the computations of diluted loss per share is the same as basic because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of the Company’s convertible debentures would be anti-dilutive. Total outstanding options, options under employee stock purchase plan, and warrants to purchase common stock at March 31, 2004 were 24,715, 10,314 and 6,512 shares, respectively.

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

     The following table illustrates the pro forma effect on net income (loss), weighted-average number of common shares outstanding, and earnings (loss) per share had the Company applied the fair value method to account for stock-based awards to employees:

	Three months ended March 31,
	2005	2004
Basic:
Net income (loss), as reported	$34,374	$(13,531)
Stock-based employee compensation expense (reversal) included in the determination of net income (loss), as reported	(1,331)	796
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(4,190)	(6,184)

Net income (loss), pro forma	28,853	(18,919)
Diluted:
Add back interest on 3% convertible debentures	1,190	—

Net income (loss) adjusted for assumed conversions	$30,043	$(18,919)

Basic:
Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	263,690	233,257
Diluted:
Dilutive stock options and warrants	3,985	—
Assumed conversion of convertible debentures	39,380	—
Common shares subject to repurchase	191	—

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	307,246	233,257

Earnings (loss) per common share, pro forma:
Basic	$0.11	$(0.08)

Diluted	$0.10	$(0.08)

Earnings (loss) per common share, as reported:
Basic	$0.13	$(0.06)

Diluted	$0.11	$(0.06)

Comprehensive Income (Loss)

     Significant components of the Company’s comprehensive income (loss) are as follows:

	Cumulative	Three months ended March 31,
	amounts	2005	2004
Net income (loss)	$(1,668,025)	$34,374	$(13,531)
Unrealized gains (losses) on available-for-sale securities	27,657	27,680	(4)
Foreign currency translation adjustment	(770)	192	—

Comprehensive income (loss)	$(1,641,138)	$62,246	$(13,535)

Inventories

     Inventories, consisting primarily of customer premises equipment, are stated at the lower of cost, determined using the “first-in, first-out” method, or market. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of sales.

Collateralized Customer Deposit

     The Company entered into a 10-year resale agreement with SBC Communications (“SBC”) in December 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. Under the arrangement with SBC, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the resale agreement, SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially all of the Company’s domestic assets. As the Company provides certain products and services to SBC, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of SBC’s right to do so under the resale agreement. The total balance of the prepayment as of March 31, 2005 was $50,264. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on the current quantity of products and services for which SBC is being billed, and the actual amount sold during this period may be greater or lesser than this estimated amount.

     SBC recently announced that it has reached an agreement to acquire AT&T Corp. (“AT&T”), another one of the Company’s wholesale customers. On May 5, 2005, the Company announced that it reached an agreement with SBC and AT&T setting forth terms under which the Company will provide broadband access to AT&T and SBC following their merger. The Agreement will also allow both SBC and AT&T to use the remainder of the prepayment. The agreement is contingent upon completion of the SBC and AT&T merger. SBC has indicated that the acquisition is not expected to be completed until the first half of 2006. The completion of this acquisition and our related agreement with SBC and AT&T will likely result in accelerated utilization of the prepayment. The Company will continue to monitor these events to determine whether a change in these classifications is appropriate.

Recent Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board (“FASB”), issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement of Financial Accounting Standards (“SFAS”), No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 by no later than December 31, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its condensed consolidated statement of operations and financial condition for the year ending December 31, 2005.

     In December 2004, the FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s condensed consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-

Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.

     On April 14, 2005 the Securities and Exchange Commission, or SEC, announced the adoption of a new rule that amends the compliance dates for SFAS 123R. Under SFAS 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows the Company to implement SFAS 123R at the beginning of its next fiscal year. Consequently, the effective date of the new standard for the Company’s condensed consolidated financial statements is its first quarter in 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard.

     Upon adoption, this statement will have a significant impact on the Company’s condensed consolidated financial statements as it will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its condensed consolidated net income within its footnotes as is its current practice (see Note 1 of the notes of the condensed consolidated financial statements contained herein). The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ materially from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R the Company may choose to use a different valuation model, or continue to use its current model, but with different assumptions, to value the compensation expense associated with employee stock options.

     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets.” SFAS eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB opinion 29, “Accounting for Non-monetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its condensed consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.

     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its condensed consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.

     In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on the Company’s condensed consolidated financial statements for the three months ended March 31, 2005.

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

     Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the Company’s condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded in the Company’s condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $1,619 and $1,405 for the three months ended March 31, 2005 and 2004, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues.

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

     Accounts receivable consisted of the following:

	March 31, 2005	December 31, 2004
Gross accounts receivable	$29,894	$31,607
Allowance for service credits	(1,800)	(1,405)
Allowance for bad debts	(232)	(161)

Accounts receivable, net	$27,862	$30,041

Significant Customers

     The Company had approximately 400 wholesale customers as of March 31, 2005. For the three months ended March 31, 2005 and 2004, the Company’s 30 largest wholesale customers collectively comprised 92.5% and 93.5%, respectively, of the Company’s total wholesale gross revenues, and 65.5% and 68.2%, respectively, of the Company’s total gross revenues. As of March 31, 2005 and December 31, 2004, receivables from these customers collectively comprised 65.4% and 65.1%, respectively, of the Company’s gross accounts receivable balance.

     Two of the Company’s wholesale customers, EarthLink, Inc. and AT&T, accounted for 15.9% and 13.9%, and 18.4% and 12.6%, of the Company’s total net revenues for the three months ended March 31, 2005 and 2004, respectively. Accounts receivable from these customers totaled 19.5% and 17.9%, and 17.9% and 20.9% of the Company’s gross accounts receivables as of March 31, 2005 and December 31, 2004, respectively. No other individual customer accounted for more than 10% of the Company’s total net revenues for the three months ended March 31, 2005 and December 31, 2004.

     On January 31, 2005, AT&T announced that it had agreed to be acquired by SBC, one of the largest RBOCs. This acquisition is subject to regulatory, antitrust and other forms of review. Based upon the statements of the parties, subject to the outcome of this review, the transaction is expected to close in the first half of 2006. At this time, the Company cannot reliably predict the effects of this transaction on its revenues derived from AT&T and SBC or the timing of any such effects.

Wholesaler Financial Difficulties

     During the three months ended March 31, 2005 and 2004, the Company issued billings to its financially distressed customers aggregating $851 and $902, respectively, that were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $725 and $662 during the three months ended March 31, 2005 and 2004, respectively. Revenues from customers that filed for bankruptcy accounted for approximately 0.3% and 0.4% of the Company’s total net revenues for the three months ended March 31, 2005 and 2004, respectively. The Company had contractual receivables from its financially distressed customers totaling $1,398 and $1,317 as of March 31, 2005 and December 31, 2004, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates. Although MCI Inc. (“MCI”) filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from MCI on an accrual basis during 2004 and 2005 (MCI emerged from bankruptcy in April 2004) based on its specific facts and circumstances in relation to the revenue recognition criteria described above. Consequently, the amounts in this paragraph related to financially distressed customers exclude amounts pertaining to MCI.

     The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to March 31, 2005, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of March 31, 2005, that the Company believes may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 7.5% and 9.8% of the Company’s total net revenues for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, receivables from these customers comprised 9.5% of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to March 31, 2005, revenues from such customers will only be recognized when cash is collected, as described above.

3. Customer Warrants

     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares for $0.94 per share; 1,000 shares for $3.00 per share; and 1,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the year ended December 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believes that future revenues from AT&T will exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants were exercised during the three months ended March 31, 2005 or 2004, or had expired as of March 31, 2005. As of March 31, 2005 and December 31, 2004 the carrying amount of the warrants was $412 and $660, respectively.

     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500 shares of the Company’s common stock for $1.06 per share, 1,000 shares of the Company’s common stock for $3.00 per share and 1,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive during the year ended December 31, 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during the three months ended March 31, 2005 or 2004, or had expired as of March 31, 2005. As of March 31, 2005 and December 31, 2004 the carrying amount of the warrants was $1,834 and $2,023, respectively.

     Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of March 31, 2005. Such warrants are exercisable at a purchase price ranging from $0.01 to $2.13 per share and are fully vested as of March 31, 2005. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008.

     The Company recorded amortization on the above described warrants in the amount of $437 for the three months periods ended March 31, 2005 and 2004, respectively.

4. Restructuring

Reduction in Force

     The Company reduced its workforce by approximately 41 employees, which represented approximately 3.7% of the Company’s workforce during the three months ended March 31, 2004. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, the Company recorded a charge to operations for the three months ended March 31, 2004 of $547, relating to employee severance benefits, $446 of which were paid during the three months ended March 31, 2004 and $101 were paid in April 2004. The expenses associated with these reductions in force were $186 related to the Company’s Wholesale segment, and $123 related to the Company’s Direct segment. The remaining $238 in expenses associated with these reductions in force were related to the Company’s Corporate Operations for the three months ended March 31, 2004. The Company did not record restructuring activities during the three months ended March 31, 2005.

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

     On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the State of Tennessee. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar’s former assets were no longer controlled by BlueStar or the Company and could not be used by either BlueStar’s or the Company’s boards of directors to satisfy the liabilities of BlueStar and the liquidation of BlueStar’s assets and the settlement of its liabilities was under the sole control of the Assignee. Consequently, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of $55,200 in the Company’s consolidated balance sheet as of December 31, 2001. This deferred gain represented the difference between the carrying values of BlueStar’s assets (aggregating $7,900) and liabilities (aggregating $63,100) as of June 25, 2001. During 2003 and 2002, the deferred gain was reduced by $9 and $1,228, respectively, because certain BlueStar assets were inadvertently not deconsolidated on June 25, 2001. As of December 31, 2004, the amount of this deferred gain was $53,963.

     On February 4, 2005, the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee in the ABC to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As a result of the completion of the ABC, the Company recognized a deferred gain of $53,963 during the three months ended March 31, 2005.

5. Long-Term Debt

     On March 10, 2004, the Company completed a private placement of $125,000 in aggregate principal amount of 3% Convertible Senior Debentures (“Debentures”) due 2024, which are convertible into shares of the Company’s common stock at a conversion price of approximately $3.1742 per share, subject to certain adjustments. The Debentures mature on March 15, 2024. The Company may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require the Company to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019. The holders of the Debentures will also have the ability to require the Company to purchase the Debentures in the event that the Company undergoes a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon. Net proceeds from the Debentures were approximately $119,961 after commission and other transaction costs. The Company incurred approximately $5,039 in transaction costs in conjunction with the placement of the Debentures. The transaction costs, or debt issuance costs, are being amortized to operations over sixty months, the period through to the first date that holders have the option to require the Company to purchase the Debentures.

     On March 11, 2004, the Company used a portion of the net proceeds of the offering to repay its 11% note payable to SBC. The payment amounted to $56,569, including $50,000 of principal and $6,569 of accrued interest.

     As of March 31, 2005, the Company had a $3,000 revolving line of credit note with a bank that was available through May 1, 2005. The Company renewed the $3,000 revolving line of credit note on May 1, 2005. The outstanding principal balance of the new note bears interest at a rate per annum equal to the prime rate. Interest accrued of the note is payable on the last day of the month commencing May 31, 2005. The outstanding principal balance of the note is due in full on May 1, 2006.

6. Commitments and Contingencies

Litigation

     On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming the Company’s pre-negotiated First Amended Plan of Reorganization as modified on November 26, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Plan was consummated and the Company emerged from bankruptcy. Under the Plan, the Company settled several claims against it. As of March 31, 2005 and 2004, there were approximately $39 and $1,355, respectively, in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of March 31, 2005 and 2004, the Company had recorded $39 and $392, respectively, for these unresolved claims in its condensed consolidated balance sheets.

However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s condensed consolidated balance sheets.

     In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company is pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. In December 2000, the Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company is pursuing claims in this lawsuit that are similar to its claims against Verizon. Both courts dismissed some of the Company’s claims based on the ruling of the Seventh Circuit in Goldwasser v. Ameritech. The court in the Verizon case also dismissed the Company’s remaining claims on other grounds. The Company voluntarily dismissed its remaining claims in the BellSouth case so it could pursue certain issues on appeal. The Company appealed these decisions to the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. On August 2, 2002, the Eleventh Circuit Court of Appeals reversed the lower court’s decision in the BellSouth case and remanded the case for further proceedings. BellSouth appealed this decision to the United States Supreme Court. On January 20, 2004, the United States Supreme Court reversed a decision entitled Verizon Communications v. Law Offices of Curtis Trinko, which rejected the Goldwasser decision. The Supreme Court also vacated the Eleventh Circuit’s decision in the Company’s case against BellSouth and remanded the case to the Eleventh Circuit for review in light of the Trinko decision. On June 25, 2004, the Eleventh Circuit reversed portions of the lower court’s decision in the BellSouth case and remanded that case to the District Court for further proceedings. On November 24, 2004, the Company requested that the United States Supreme Court review certain portions of the Eleventh Circuit’s decision unrelated to the Company’s antitrust claims. The Supreme Court denied the Company’s request. The Court of Appeals for the District of Columbia also recently reversed in part and affirmed in part the District Court’s decision and remanded the Company’s case against Verizon to the District Court for further proceedings. The Company cannot predict the outcome of these proceedings at this time.

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

     The Company is also a party to a variety of other pending or threatened legal proceedings as either plaintiff or defendant, or is engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to the Company could significantly harm its business. The Company does not believe the ultimate outcome of these matters will have a material impact on its condensed consolidated financial position and results of operations. However, litigation is inherently unpredictable and there is no guarantee the Company will prevail or otherwise not be adversely affected.

     The Company is subject to state public utility commission, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, the Company is engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to it and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on the Company’s condensed consolidated financial position and results of operations if it is denied or charged higher rates for transmission lines or central office spaces.

     Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”) alleging violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. In 2001, the Company and the officer and director defendants agreed to settle the litigation. The settlement provided for the distribution to the plaintiffs of $16,500 in cash to be funded by the Company’s insurance carriers and 6,496 shares of the Company’s common stock. Consequently, the Company recorded a liability of approximately $18,578 in its condensed consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $6,950 as of December 31, 2002 through credits to litigation-related expenses in the amount of $11,628 for the year ended December 31, 2002. The settlement was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member subsequently filed an appeal pertaining to the final judgment, but this appeal only related to the allocation of the settlement proceeds between the plaintiffs and their attorneys. On February 18, 2004, the Ninth Circuit affirmed the District Court’s final judgment. Consequently, on such date the Company considered the 6,496 shares validly issued and outstanding. The distribution of the shares was completed in April of 2004.

Other Contingencies

     As of March 31, 2005, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position and results of operations.

     The Company performs ongoing analysis of the applicability of certain transaction-based taxes to (i) sales of its products and services and (ii) purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of significant jurisdictions in which the Company does business to determine the extent of its transaction-based tax liabilities. It is the Company’s opinion that this analysis will be concluded without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position and results of operations.

     The Company is analyzing the applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. Due to the probable applicability of these taxes, the Company recorded an estimated liability through a charge to operations in the amount of $5,931 during the year ended December 31, 2003. During the year ended December 31, 2004, the Company determined that it does not owe a portion of this tax, approximately $3,079, and consequently, released the amount as a benefit to the statement of operations. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2005, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position and results of operations.

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

     Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make significant payments under these obligations, and no liabilities have, therefore, been recorded for these obligations in the Company’s condensed consolidated balance sheets.

Commitments

     Effective March 31, 2005, the Company entered into an agreement to extend the terms of its office lease in Herndon, Virginia. The extension is for a period of five years which commences on August 1, 2005. The extension of the lease increases the Company’s lease commitments by approximately $5,029.

     In 2005, the Company entered into an agreement with Sylantro Systems Corporation to obtain discounted pricing on ComSuite Module licenses. For 2005, the Company has a minimum remaining aggregate purchase commitment of $1,800 as of March 31, 2005.

     In 2002, the Company entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to the Company. The Company has a monthly minimum usage requirement which began in June 2002. The agreement expires in May 2005 and has a remaining purchase obligation of $1,340 as of March 31, 2005. In addition, in 2002, the Company entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to the Company. The Company has an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $1,125 as of March 31, 2005.

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

     The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. The Company’s wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs and enterprise and telecommunications carrier customers. The Company’s direct segment, or Direct, is a provider of voice over Internet protocol, or VoIP, high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. All other business operations and activities of the Company are reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, certain branding and corporate promotions, depreciation and amortization, network capacity and other non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.

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

     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three months ended March 31, 2005 and 2004 are as follows:

			Total	Corporate	Consolidated
As of and for the three months ended March 31, 2005:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$76,261	$31,457	$107,718	$—	$107,718
Cost of sales (exclusive of depreciation and amortization)	47,421	16,117	63,538	9,211	72,749
Selling, general and administrative	2,215	15,394	17,609	24,765	42,374
Depreciation and amortization	—	—	—	19,149	19,149
Income (loss) from operations	26,625	(54)	26,571	(53,125)	(26,554)
Other income, net	—	—	—	60,928	60,928
Net income (loss)	$26,625	$(54)	$26,571	$7,803	$34,374
Total assets	$45,631	$18,444	$64,075	$317,338	$381,413

			Total	Corporate	Consolidated
As of and for the three months ended March 31, 2004:	Wholesale	Direct	Segments	Operations	Total
Revenues net	$79,097	$29,380	$108,477	$—	$108,477
Cost of sales (exclusive of depreciation and amortization)	46,792	11,402	58,194	10,100	68,294
Selling, general and administrative	2,680	5,163	7,843	25,459	33,302
Depreciation and amortization	—	—	—	19,246	19,246
Provision for restructuring expenses	186	123	309	238	547
Income (loss) from operations	29,439	12,692	42,131	(55,043)	(12,912)
Other expense, net	—	—	—	619	619
Net income (loss)	$29,439	$12,692	$42,131	$(55,662)	$(13,531)
Total assets	$62,593	$8,612	$71,205	$318,612	$389,817

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

     The customer relationships were valued using an income approach, which projects the associated revenues, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through March 31, 2005, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships.

     The internal use software was valued using the replacement cost approach. This approach estimates value based upon estimated cost to recreate the software with equivalent functionality. Through March 31, 2005, this intangible asset was being amortized on a straight-line basis over a period of sixty months.

     Goodwill was determined based on the residual difference between the purchase cost and the values assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company will test for impairment of these assets on at least an annual basis.

     The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company as if the acquisition of GoBeam had occurred at the beginning of the period presented. For the three months ended March 31, 2004, net loss included GoBeam merger expenses of $376. This financial information does not purport to be indicative of the results of the operations that would have occurred had the acquisition been made at the beginning of the periods presented, or the results that may occur in the future:

Three months ended
March 31, 2004
Revenue	$110,077
Net loss	$(15,717)
Basic and diluted net loss per share	$(0.06)

     Upon closing of the acquisition of GoBeam, the Company effectively granted 337 shares of restricted common stock to certain employees of GoBeam. The restricted common stock was valued on the date of issuance at $1.96 and vested over a period of two years. Accordingly the Company recorded deferred stock-based compensation of $660 during the second quarter of 2004. During the three months ended September 30, 2004, as a result of the resignation of one of the Company’s executives, the Company reversed $289 of such deferred stock-based compensation and cancelled 148 shares of the restricted common stock. The remaining net deferred stock-based compensation balance of $371 at December 31, 2004 is being amortized on an accelerated basis over the vesting period consistent with the method described in FIN 28. For the three months ended March 31, 2005, the Company recognized $78 of stock-based compensation related to such amount. The remaining $112 will be amortized over the next fourteen months.

     As part of the acquisition of GoBeam, the Company sold 834 shares for $1,781, or $2.13 per share, to pay for GoBeam’s merger expenses.

9. Related Party Transactions

     A member of the Company’s Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $78 and $105 during the three months ended March 31, 2005 and 2004, respectively. Accounts receivables from TelePacific were $25 as of March 31, 2005 and $29 as of December 31, 2004, respectively. L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $33 and $472 to BEA during the three months ended March 31, 2005 and 2004, respectively. Charles Hoffman, the Company’s CEO, is a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company paid $50 to Chordiant during the three months ended March 31, 2005. No amount was paid to this vendor during the three months ended March 31, 2004. Gary Hoffman, a sibling of the Company’s Chief Executive Officer, is employed by the Company. During the three months ended March 31, 2005, Gary Hoffman received compensation in the form of salary and commissions in the amount of $29, as well as an option grant to purchase 2 of the Company’s common stock at an exercise price of $1.54.

10. 2003 Employee Stock Purchase Plan

     In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period, or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ends in June 2005 is subject to variable accounting. Accordingly the Company recorded net cumulative deferred stock-based compensation of $13,586 and $20,264 as of March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, the Company amortized (reversed) $(1,413) and $781 to operations, respectively. The remaining net deferred stock compensation balance of $102 as of March 31, 2005, which will fluctuate with changes in the Company’s stock price, is being amortized to operations over the remainder of the life of the offering period that is subject to variable accounting.

11. Sale of Investments

     In August 2000, the Company made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately- held Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. The Company recorded a net realized gain of $7,246 for the three months ended March 31, 2005 as a result of the sale of 2 shares of ACCA. In connection with ACCA’s public offering, the Company entered into a customary lock-up agreement with ACCA’s underwriters. Pursuant to that agreement the Company cannot sell 5 of its ACCA shares before August 2005.

     The Company’s investment in ACCA is classified as available-for-sale, as a result of ACCA’s initial public offering, and stated at its fair market value, which is determined based on quoted market prices and foreign exchange rates. Unrealized gain and losses on available-for-sale securities are included as a separate component of the Company’s stockholders’ equity. As of March 31, 2005, the Company recorded an unrealized gain of its shares of ACCA in the amount of $27,671 which is included in the balance of accumulated other comprehensive income (loss).

12. Income Taxes

     Although the Company recorded net income for the three months ended March 31, 2005, it projects that on an annualized basis it will record a net loss for the year ending December 31, 2005. The Company made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because it incurred net losses for the periods presented, or expects to incur net losses for the current year .

13. Subsequent Events

     During April, 2005, the Company sold an additional 3 shares of ACCA. The sale resulted in a net realized gain of $9,420.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14,, 2005. This discussion contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Our actual results could differ materially from those expressed in forward-looking statements for many reasons including, but not limited to, those discussed herein and in the “Risk Factors” section of our Annual Report on Form 10-K, which is contained in “Part I, Item 1, Business — Risk Factors,” of that report. We disclaim any obligation to update information contained in any forward-looking statement. See “Forward Looking Statements.”

(All dollar and share amounts are presented in thousands, except per share amounts)

Overview

Our Business

     We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas, which includes over 900 cities. Our telecommunications network allows us to offer services to more than 57 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, voice over Internet Protocol telephony, or VoIP, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, SBC Communications, Inc., or SBC, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of March 31, 2005, we had approximately 547,400 broadband access end-users and 690 VoIP business customers with a combined total of approximately 23,400 VoIP stations.

     We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of March 31, 2005, Wholesale had approximately 465,900 DSL and T-1 lines in service, up from 444,600 lines at the end of March 31, 2004.

     Our Direct segment sells VoIP, high-speed data connectivity and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. Direct ended March 31, 2005 with approximately 81,500 DSL and T-1 lines in service, up from 71,200 lines at the end of March 31, 2004.

     Since our inception, we have generated significant net and operating losses and negative operating cash flow. Our cash reserves are limited and our business plan is based on assumptions that we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire.

Our Opportunities and Challenges

     Our business is in transition due to changes in telecommunications technologies, the competitive environment, federal and state telecommunications regulations and our resellers’ changing strategies. Sales of our stand-alone DSL services have slowed, and we continue to experience a high level of churn among our existing end-users due to competitive pricing pressures and other factors. As a result, we have increased our focus on direct sales of bundled voice, VoIP and data communications services to small and medium-sized businesses. This transition presents a substantial business opportunity for us. While we believe we are favorably positioned to take advantage of this opportunity, our ability to grow our sales of these services is inherently difficult to predict.

     Given the facts above and the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:

     Efficient use of cash — Since we exited our voluntary bankruptcy proceedings at the end of 2001, we have been able to decrease the amount of cash used in our operations, and concluded the three months ended March 31, 2005 with working capital of approximately $96,000. We continue to manage expenses closely. Our ability to attain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue.

     Manage through a transition in the delivery of broadband Internet access services to consumers — The delivery of stand-alone high-speed Internet connectivity services by our ISP customers is facing intense competition from the RBOCs and cable providers like Comcast, Time Warner and Cox Communications, who are aggressively pricing their consumer broadband services, often as part of a bundled service offering. We believe these market conditions have placed additional pricing pressure on us and our resellers, reduced the number of orders for our services, and have caused a higher level of churn among our end-users. During the first half of 2004, these conditions caused reductions of approximately 2,600 in our total number of DSL end-users. However, we experienced increases in net additions of approximately 18,800 DSL end-users in the second half of 2004 and 14,200 DSL end-users for the three months ended March 31, 2005.

     A portion of our current orders are generated by line-splitting arrangements with voice providers that bundle our data services with their voice services. The viability of these line-splitting arrangements is dependent on the ability of these voice providers to enter into agreements with the RBOCs that provide them with continued access to UNE-P or similar voice resale platforms. We are also exploring other methods of selling bundled voice and data services directly to end-users and to our resellers using line-powered voice and wireless broadband technologies, but we may be unsuccessful in deploying feasible or profitable alternatives. Our operational results in 2005 and beyond will be dependent on the extent to which we can continue sales of our services under bundling arrangements.

     Obtain acceptable line-sharing terms from the ILECs — We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 17.3% of our revenues from the sale of our line-shared services. While the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. The RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services. Therefore our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to reach long-term agreements with the RBOCs, like our agreements with Verizon, SBC and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.

     Expand and diversify our sources of revenue — We are taking steps to improve our prospects for revenue growth. First, we have expanded our network by adding central office locations, which will allow us to offer our services to more end-users. Second, we will continue our efforts to diversify our revenue sources by adding new services such as VoIP, line-powered voice and wireless broadband, as well as by adding new resellers.

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

Recent Developments

     On May 5, 2005, we announced that we reached an agreement with SBC and AT&T setting forth terms under which we will provide broadband access to AT&T and SBC following their merger. The agreement is contingent upon completion of the SBC and AT&T merger. We also signed a separate commercial agreement with SBC that allows us to purchase line-sharing over copper and remote-terminal facilities in SBC’s territory for a four-year period.

     On March 11, 2005, the most recent changes in the Federal Communications Commission, or FCC, rules regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us went into effect. These rules limited, and in some cases eliminated, our access to:

•	Transport services between the telephone companies’ central offices at regulated rates where certain criteria are met;

•	High-capacity unbundled DS-1 and DS-3 loops at regulated rates in locations where certain criteria are met; and

•	Dark fiber loops at regulated rates

     We expect these changes will increase our cost to purchase network elements from the ILECs, but at this time we cannot reliably quantify the aggregate amount of these increases.

     In addition, as of March 11, 2005, competitive telecommunications carriers, including our resellers, are no longer permitted to order voice services from the ILECs under an arrangement known as the Unbundled Network Element Platform, or UNE-P, for new customers at regulated rates, and, after a twelve month transition period, will no longer be able to provide service to existing customers using UNE-P. The existence of UNE-P had allowed us to bundle our data services with the voice services of competitive telecommunications providers through line-splitting arrangements. We currently provide services to 9.4% of our end-users, or 2.0% of our revenues, utilizing line-splitting technology. We will only be able to continue bundling services in this manner with competitive telecommunications providers that reach agreements with the ILECs to allow them continued access to UNE-P or similar resold services. If these competitive telecommunications providers cannot reach agreements with the ILECs for continued access to UNE-P, we expect that our ability to continue to provide bundled services with these providers will cease, however, at this time we cannot reliably quantify such impact. We are also exploring alternative methods of delivering residential voice services with which we and our resellers can package our data services. For example, we plan to conduct trials of a line-powered voice access service that would enable our resellers to offer local and long distance voice services to their customers in competition with the local telephone companies. We are also conducting trials of a wireless broadband service.

     The FCC’s recent decisions have created a number of uncertainties, challenges and potential opportunities for us. The final effect of these developments will be subject to further proceedings at the FCC and the reactions of the various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence the decisions’ ultimate impact. As such, it is very difficult for us to predict with a high degree of certainty the final effects of the FCC’s decisions. As a result of these events, we are exploring alternative methods of selling bundled voice and data services directly to end-users and through our resellers. However, we may be unsuccessful in identifying feasible or profitable alternatives.

Critical Accounting Policies and Estimates

     Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our condensed consolidated financial statements:

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

•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. We determine our reporting units, for purposes of testing for impairment, by determining (i) how we manage our operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and our management regularly reviews such financial information, and (iii) how the acquired entity is integrated with our operations. Based on these criteria, we determined that our Wholesale and Direct segments are our reporting units. On June 8, 2004, we completed the acquisition of all of the outstanding shares of privately-held GoBeam, Inc., as described in Note 8 to our condensed consolidated financial statements, “Acquisition of GoBeam, Inc.” We integrated and manage the GoBeam business within our Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our condensed consolidated financial position and results of operations.

•	We continue to analyze the applicability of certain transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business and various transaction-based tax experts to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect on our condensed consolidated financial position and results of operations. It is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our condensed consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	We account for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our condensed consolidated statements of operations. We use the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires us to use option valuation models that were not developed for use in valuing employee stock options. Rather, such option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, we believe such existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Recent Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board (“FASB”), issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement of Financial Accounting Standards (“SFAS”), No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt FIN 47 by no later than December 31, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our condensed consolidated statement of operations and financial condition for the year ending December 31, 2005.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.

     On April 14, 2005 the Securities and Exchange Commission, or SEC, announced the adoption of a new rule that amends the compliance dates for SFAS 123R. Under SFAS 123R, we would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows us to implement SFAS 123R at the beginning of our next fiscal year. Consequently, the effective date of the new standard for our condensed consolidated financial statements is our first quarter in 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard.

     Upon adoption, this statement will have a significant impact on our condensed consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our condensed consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the condensed consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ materially from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R we may choose to use a different valuation model, or continue to use our current model, but with different assumptions, to value the compensation expense associated with employee stock options.

     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets.” SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB opinion 29, “Accounting for Non-monetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our condensed consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.

     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our condensed consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.

     In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on our consolidated financial statements for the three months ended March 31, 2005.

Results of Operations For The Three Months Ended March 31, 2005 and 2004

Business Segment Information

     We manage our business segments based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations were not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs, and enterprise and telecommunications carrier customers. Our direct segment, or Direct, is a provider of voice and data communication services, which include VoIP, high-speed Internet access and other related services, to individuals, small and medium-sized businesses, and other organizations. We report all other operations and activities as Corporate Operations. These operations and activities were primarily comprised of general corporate functions to support our revenue producing segments and included costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed or controlled by our business segments.

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

     We allocate network costs to our business segments based on their consumption of circuit or equipment capacity. We allocate end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. Customer premises equipment, or CPE, cost is directly assigned to a business segment based on installations performed by such segment and the cost of each specific CPE. We allocate labor costs from our operations to our business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. We allocate employee compensation for our sales forces directly to the business segments based on the customers they sell to and serve.

We allocate advertising and promotions to the business segments primarily based on expenditures incurred to stimulate demand for target customer within those segments.

Revenues, net

     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP services, monthly billings for T-1 circuits, monthly billings for high-capacity circuits sold to our wholesale customers and to a lesser degree from dial-up services sold to end-users. Because we do not recognize revenue from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three months ended March 31, 2005 and 2004 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and Federal Universal Service Fund, or FUSF, charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.

     Our net revenues of $107,718 for the three months ended March 31, 2005 decreased by $759, or 0.7%, when compared to our net revenues of $108,477 for the three months ended March 31, 2004. This decrease was attributable to a $8,765 decrease in broadband net revenues primarily as a result of lower selling prices, and a $1,058 decrease in dial-up revenue, as a result of the continuing decrease in the demand for this service. These decreases were partially offset by a $6,769 increase in broadband net revenues as a result of adding end-users to our network, and $2,350 of net revenues as a result of the addition of our VoIP services, which began in June 2004. We expect to continue to add VoIP stations to our network and also expect to continue to add broadband end-users, subject to the effect on our wholesale customers of uncertainty caused by regulatory events as discussed in “Overview – Recent Developments” above. This uncertainty may cause these resellers to stop marketing certain of our services or otherwise change their strategies. It is possible that these conditions will cause our revenue to decline in future periods. We also expect to continue to experience competitive pricing pressures for our current services and equipment products. As a result, we expect customer rebates and incentives to continue to be an element of our sales and marketing programs in order to respond to competitive market conditions.

     Segment Revenues and Significant Customers

     Our segment net revenues were as follows:

	Three months ended March 31,
	2005	2004
Wholesale	$76,261	$79,097
Percent of total net revenues	70.8%	72.9%
Direct	$31,457	$29,380
Percent of total net revenues	29.2%	27.1%

     Our wholesale net revenues for the three months ended March 31, 2005 decreased by $2,836, or 3.6%, when compared to the three months ended March 31, 2004. This decrease was primarily attributable to a $5,364 decrease in broadband net revenues primarily as a result of lower selling prices, partially offset by a $2,322 increase in broadband net revenues as a result of adding end-users to our network. Our direct net revenues for the three months ended March 31, 2005 increased by $2,077, or 7.1%, when compared to March 31, 2004. This increase was primarily attributable to a $4,096 increase in broadband net revenues as a result of adding end-users to our network, and $2,431 of net revenues as a result of the addition of our VoIP services, which began in June 2004. These decreases were partially offset by a $3,401 decrease in broadband net revenues primarily as a result of lower selling prices, and a $1,058 decrease in dial-up revenue as a result of the continuing decrease in demand for this service.

     We had approximately 400 wholesale customers as of March 31, 2005 compared to approximately 320 as of March 31, 2004. The increase in 2005 from 2004 resulted primarily from the addition of smaller resellers. For the three months ended March 31, 2005 and 2004, our 30 largest wholesale customers comprised 65.5% and 68.2% of our total gross revenues, respectively. As of March 31, 2005 and December 31, 2004, receivables from these customers collectively comprised 65.4% and 65.1%, respectively, of our gross accounts receivable balance.

     Two of our wholesale customers, EarthLink, Inc. and AT&T Corp., accounted for 15.9% and 13.9%, and 18.4% and 12.6%, of our total net revenues for the three months ended March 31, 2005 and 2004, respectively. Amounts owed to us from these customers totaled 19.5% and 17.9%, and 17.9% and 20.9% of our gross accounts receivables as of March 31, 2005 and December 31, 2004, respectively. On January 31, 2005, AT&T announced that it had agreed to be acquired by SBC, one of the largest RBOCs. This acquisition is subject to regulatory, antitrust and other forms of review. Based upon the statements of the parties, subject to the outcome of this review, the transaction is expected to close in the first half of 2006. At this time, we cannot reliably predict the effects of this transaction on our revenues derived from AT&T, or the timing of any such effects.

     We had approximately 81,500 direct end users as of March 31, 2005 compared to approximately 71,200 as of March 31, 2004. As of March 31, 2005, we had 690 VoIP business customers with approximately 23,400 stations.

     Wholesaler Financial Difficulties

     We have identified certain of our customers who were essentially current in their payments for our services prior to March 31, 2005, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of March 31, 2005, that we believe may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 7.5% and 9.9% of our total net revenues for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, amounts owed to us from these customers comprised 9.5% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to March 31, 2005, revenues from such customers will only be recognized when cash is collected, as described above.

Operating Expenses

     Operating expenses include cost of sales, selling, general and administrative expenses, depreciation and amortization expenses and provision for restructuring expenses.

     Our total operating expenses were as follows:

	Three months ended March 31,
	2005	2004
Amount	$134,272	$121,389
Percent of net revenues	124.7%	111.9%

     Cost of sales (exclusive of depreciation and amortization)

     Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office space, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

     Our cost of sales was as follows:

	Three months ended March 31,
	2005	2004
Amount	$72,749	$68,294
Percent of net revenue	67.5%	63.0%

     Our cost of sales for the three months ended March 31, 2005 increased by $4,455, or 6.5%, when compared to our cost of sales for the three months ended March 31, 2004. This increase was primarily attributable to increases in network costs of $3,545, cost of equipment and installation of $984, and labor and other related operating expenses of $3,971 as a result of the addition of broadband and VoIP subscribers to our network, partially offset by a decrease in incentive and stock-based compensation expenses of $1,440 that primarily resulted from a reduction in the variable accounting for our 2003 employee stock purchase plan, or 2003 ESPP. The reduction in variable accounting was the result of a decrease in our stock price. In addition, during the three months ended March 31, 2005, we changed our estimates of certain liabilities for transaction-based taxes and property taxes as a result of various settlements. These changes in accounting estimate decreased our cost of sales and our net loss by $2,386, or $0.01 per share.

     We expect cost of sales to increase in future periods as we add subscribers and services to our network. However, expect cost of sales to decrease as a percentage of our net revenues if we are successful in increasing our revenues, which would allow us to leverage some of our fixed costs. In light of the increased cost of sales, we plan to continue to execute cost-saving programs and improve the efficiency of the delivery of our services. As discussed above in “Overview”— Recent Developments” and “Part II, Item 1 Legal Proceedings”, there is uncertainty concerning our ability to continue to purchase certain network elements at regulated prices from the ILECs as a result of the FCC’s recent decisions. As a result of those legal and regulatory proceedings, it is possible that the ILECs could substantially increase the cost or reduce the availability of these network elements, which would substantially increase our overall network cost structure and might cause us to discontinue services that become unprofitable.

     Our cost of sales was allocated as follows:

	Three months ended March 31,
	2005	2004
Wholesale Segment	$47,421	$46,792
Direct Segment	16,117	11,402
Corporate Operations	9,211	10,100

Total	$72,749	$68,294

     Our cost of sales for the Wholesale segment for the three months ended March 31, 2005 increased by $629, or 1.3%, when compared to our cost of sales for the Wholesale segment for the three months ended March 31, 2004. This increase was attributable to an increase in network costs and cost of equipment of $1,579 as a result of the growth in our network customer base, partially offset by a decrease in incentives and stock-based compensation expenses of $950 primarily as a result of our 2003 ESPP. Our cost of sales for the Direct segment for the three months ended March 31, 2005 increased by $4,715, or 41.4%, when compared to our cost of sales for the Direct segment for the three months ended March 31, 2004. This increase was attributable to an increase in network costs of $2,865, an increase in cost of equipment of $615, and an increase in labor and other operating expense of $1,235 as a result of the addition of broadband and VoIP subscribers to our network. Our cost of sales for Corporate Operations for the three months ended March 31, 2005 decreased by $889, or 8.8%, when compared to our cost of sales for Corporate Operations for the three months ended March 31, 2004. This decrease was attributable to a decrease in network costs of $532 due to continued network cost management and a decrease in stock-based compensation expenses of $321 related to our 2003 ESPP, offset by an increase in labor and other operating expenses of $2,364. In addition, during the three months ended March 31, 2005, we changed our estimates of certain liabilities for transaction-based taxes and property taxes as a result of various settlements and related statute of limitations. These changes in accounting estimate decreased our cost of sales and our net loss by $2,386, or $0.01 per share.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.

     Our selling, general and administrative expenses were as follows:

	Three months ended March 31,
	2005	2004
Amount	$42,374	$33,302
Percent of net revenue	39.3%	30.7%

     Our selling, general and administrative expenses for the three months ended March 31, 2005, increased by $9,072, or 27.2%, when compared to our selling, general and administrative expenses for the three months ended March 31, 2004. This increase was primarily attributable to increases in marketing expenses of $4,144, and labor and other related operating expenses of $7,116 primarily as a result of the addition of our VoIP services, which began in June 2004, partially offset by a decrease in incentive and stock-based compensation expenses of $2,223 primarily as a result of our 2003 ESPP, which is subject to variable accounting. In addition, during the three months ended March 31, 2005, we changed our estimates of certain liabilities for property taxes as a result of various settlements. This change in accounting estimate decreased our selling, general and administrative expenses and our net loss by $117, or $0.00 per share.

     We expect to increase our selling, general and administrative expenses primarily as a result of sales compensation and increased marketing efforts associated with efforts to promote growth in sales of our VoIP services.

     Our selling, general and administrative expenses were allocated as follows:

	Three months ended March 31,
	2005	2004
Wholesale Segment	$2,215	$2,680
Direct Segment	15,394	5,163
Corporate Operations	24,765	25,459

Total	$42,374	$33,302

     Our selling, general and administrative expenses for the Wholesale segment for the three months ended March 31, 2005 decreased by $465 or 17.4%, when compared to our selling, general and administrative expenses for the Wholesale segment for the three months ended March 31, 2004. This decrease was primarily attributable to a decrease in salaries, incentive and stock-based compensation expenses of $833 primarily as a result of our 2003 ESPP, offset by an increase in marketing expenses of $368. Our selling, general and administrative expenses for the Direct segment for the three months ended March 31, 2005 increased by $10,231, or 198.2%, when compared to our selling, general and administrative expenses for the Direct segment for the three months ended March 31, 2004. This increase was attributable to an increase in marketing expenses of $5,280, and labor and other related operating expenses of $4,951 as a result of the addition of our VoIP services. Our selling, general and administrative expenses for Corporate Operations for the three months ended March 31, 2005 decreased by $694, or 2.7%, when compared to our selling, general and administrative expenses for Corporate Operations for the three months ended March 31, 2004. This decrease was primarily attributable to a decrease in salaries, incentive and stock-based compensation expenses of $1,016 primarily as a result of our 2003 ESPP, a decreased in advertising expense of $1,504, offset by increase in other related operating expenses of $1,943. In addition, during the three months ended March 31, 2005, we changed our estimates of certain liabilities for property taxes as a result of various settlements. This change in accounting estimate decreased our selling, general and administrative expenses and our net loss by $117, or $0.00 per share.

     Depreciation and Amortization

     Our depreciation and amortization of property and equipment, or depreciation, was $13,785 and $14,495 for the three months ended March 31, 2005 and 2004, respectively. Our depreciation for the three months ended March 31, 2005 decreased by $710 when compared to our depreciation for the three months ended March 31, 2004 primarily as a result of certain historical assets becoming fully depreciated. We expect depreciation to increase in future periods as we add more broadband and VoIP end-users to our network and purchase additional equipment so that we can offer new services. This increase in depreciation will be partially offset as historical assets continue to become fully depreciated.

     Our amortization of intangible assets, or amortization, was $5,364 and $4,751 for the three months ended March 31, 2005 and 2004, respectively. Our amortization for the three months ended March 31, 2005 increased primarily as a result of the resumption of our network build and augmentation during 2004, which increased collocation fee expenditures and related amortization expenses. In addition, amortization for the three months ended March 31, 2005 increased as a result of the acquisition of certain customer lists during 2004. We expect amortization of intangible assets to continue to increase as we augment our network.

     As explained above, we do not allocate depreciation and amortization expense to our business segments.

     Provision for Restructuring Expenses

     During the three months ended March 31, 2004, we reduced our workforce by approximately 41 employees, or 3.7% of our workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with our reductions during the three months ended March 31, 2004, we recorded restructuring expenses, consisting primarily of employee severance benefits, of $186, $123, and $238 in our Wholesale segment, our Direct segment and our Corporate Operations, respectively. We did not record restructuring expenses during the three months ended March 31, 2005. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods.

Other Income (Expense)

     Net Interest Expense

     Our net interest expense was $339 and $790 for the three months ended March 31, 2005 and 2004, respectively. Net interest expense for the three months ended March 31, 2005 consisted principally of interest on our 3% convertible senior debentures, less interest income earned on our cash, cash equivalents and short-term investments in debt securities balances. Net interest expense during the three months ended March 31, 2004 consisted principally of interest expense on our 11% long-term note payable to SBC Communications Inc., which we repaid in March of 2004, less interest income earned on our cash, cash equivalents and short-term investments in debt securities balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

     Investment Gains

     In August 2000, we made an equity investment in 10 shares of ACCA Networks Co., Ltd. , or ACCA, a privately-held, Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. We recorded a net realized gain of $7,246 for the three months ended March 31, 2005 as a result of the sale of 2 shares of ACCA . We did not recognize similar gains for the three months ended March 31, 2004.

     Gain on Deconsolidation of Subsidiary

     We recognized a gain of $53,963 for the three months ended March 31, 2005 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 4, under “Other Restructuring Activities”, to our condensed consolidated financial statements for additional information on such gain. We did not recognize similar gains for the three months ended March 31, 2004.

Income Taxes

     Although we recorded net income for the three months ended March 31, 2005, we project that on an annualized basis we will record a net loss for the year ending December 31, 2005. We made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because we incurred net losses for the periods presented, or expect to incur net losses for the current year .

Related Party Transactions

     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of our resellers. We recognized revenues from TelePacific of $78 and $105 during the three months ended March 31, 2005 and 2004, respectively. Accounts receivables from TelePacific were $25 as of March 31, 2005 and $29 as of December 31, 2004. L. Dale Crandall, one of our directors, is also a director of BEA Systems (“BEA”), one of our vendors. We paid $33 and $472 to BEA during the three months ended March 31, 2005 and 2004, respectively. Charles Hoffman, our CEO, is a director of Chordiant Software (“Chordiant”), one of our vendors. We paid $50 to Chordiant during the three months ended March 31, 2005. No amount was paid to this vendor during the three months ended March 31, 2004. Gary Hoffman, a sibling of our Chief Executive Officer, is employed by us. During the three months ended March 31, 2005, Gary Hoffman received compensation in the form of salary and commissions in the amount of $29, as well as an option grant to purchase 2 of our common stock at an exercise price of $1.54.

     We believe these transactions were negotiated on an arms-length basis with terms we believe are comparable to transactions that would likely be negotiated with unrelated parties.

Liquidity and Capital Resources

     Over the last five years we have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internally used software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. We expect that in future periods our expenditures related to the purchase of infrastructure equipment necessary for the expansion of our networks and the development of new regions will be relatively lower than in recent periods while incremental, or “success-based”, expenditures related to the addition of subscribers in existing regions, and expenditures related to the offering of new services, will increase based on the number of new subscribers and types of new services that we add to our network.

     Our cash and cash equivalents balance for the three months ended March 31, 2005 decreased by $8,058. The change in cash and cash equivalents was as follows:

	Three months ended March 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$(18,956)	$(4,988)
Investing activities	10,799	(22,755)
Financing activities	99	71,415

Total	$(8,058)	$43,672

Operating Activities

     Net cash used in our operating activities for the three months ended March 31, 2005 increased by $13,968 when compared to net cash used in our operating activities for the three months ended March 31, 2004. This increase was attributable to an increase in our net loss, adjusted for non-cash and non-operating items, of $15,138, offset by the net change in our operating assets and liabilities of $1,170, primarily as a result a $4,907 decrease in our account receivables due to the timing of receipts from our customers, offset by a $3,110 decrease in our accounts payable and other liabilities primarily due to the timing of payments to our vendors. During the three months ended March 31, 2005 we paid one of our vendor $5,600 as a result of a purchase commitment contract for network services. Such purchase commitment contract began in 2002 and expired in December 2004. We expect net cash usage to continue in our operating activities during 2005, primarily as a result of our product, sales and marketing activities to promote our broadband and VoIP services.

Investing Activities

     Our investing activities consist primarily of purchases, maturities and sale of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash provided by our investing activities for the three months ended March 31, 2005 increased by $33,554 when compared to our net cash used in our investing activities for the three months ended March 31, 2004. This increase was primarily attributable to $18,620 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities, a $7,639 decrease in capital expenditures for property and equipment and collocation fees and $7,439 related to the proceeds from the sale of a portion of our equity holdings in ACCA. In April 2005, we sold another portion of our ACCA holdings and received proceeds of $9,709. In connection with ACCA’s public offering, we entered into a customary lock-up agreement with ACCA’s underwriters. Pursuant to that agreement we cannot sell 5 of our ACCA shares before August 2005. Upon the expiration of the lock-up agreement, we plan to sale of our remaining shares of ACCA later this year.

Financing Activities

     Our financing activities consist primarily of proceeds and repayments of long-term debt and proceeds from the issuance of our common stock under our employee stock-based compensation plans. Net cash provided by our financing activities for the three months ended March 31, 2005 decreased by $71,316 when compared to our net cash provided by our financing activities for the three months ended March 31, 2004. This decrease was primarily attributable to $120,151 of net proceeds from the issuance of our senior unsecured convertible bonds which occurred during the three months ended March 31, 2004, and a $1,030 decrease in proceeds from the issuance of our common stock, offset by the $50,000 principal repayment of our note to SBC, which we repaid during the three months ended March 31, 2004. We expect that in 2005 our cash from financing activities will be primarily related to proceeds from the issuance of common stock under our employee stock-based compensation plans.

Liquidity

     Our total cash, cash equivalents and short-term investments in debt securities balance as of March 31, 2005 decreased by $17,978 from our total cash balance as of December 31, 2004. As of March 31, 2005, we had a total cash, cash equivalents and short-term investments in debt securities balance of $135,551. This balance was comprised of $109,448 in unrestricted cash and cash equivalents, $23,570 in unrestricted short-term investments in debt securities and $2,533 in restricted cash and cash equivalents. We expect to continue to use our cash resources primarily to increase sales and marketing activities and improve our operational capabilities. The amount of this additional usage of cash to expand the offering of our VoIP services will depend on our ability to control incremental selling, general and administrative expenses, the amount of capital expenditures that is required to grow our subscriber base, development and maintenance of our operating support systems and software, and our ability to generate demand for VoIP services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in, businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

     Based on our 2005 business plan, we believe we will be able to continue as a going concern through March 31, 2006 using only our unrestricted cash, cash equivalents and short-term investment in debt securities balances in existence as of March 31, 2005. Adverse business, legal, regulatory or legislative developments, such as the inability to continue accessing certain network elements from the RBOCs, may require us to raise additional financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise additional capital. If we are unable to acquire additional capital on favorable terms if needed, or are required to raise it on terms that are less satisfactory than we desire, our financial condition will be adversely affected.

     Our cash requirements for 2005 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:

•	further development of our VoIP capabilities, including systems and software to expand and improve our VoIP services;

•	our continuing ability to reach agreements with the ILECs to access line-shared telephone lines, remote terminals, interoffice transport, high-capacity circuits and other facilities, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	number of regions entered and the timing of entry and services offered

Contractual Cash Obligations

     Our contractual debt, lease and purchase obligations as of March 31, 2005 for the next five years, and thereafter, were as follows:

	2005	2006-2007	2008-2009	Thereafter	Total
Note payable to debentures	$—	$—	$125,000	$—	$125,000
Interest on note payable	2,813	7,500	4,531	—	14,844
Capital leases	686	56	13	—	755
Office leases	3,578	7,981	4,975	616	17,150
Other operating leases	286	601	283	—	1,170
Purchase obligations	3,984	281	—	—	4,265

	$11,347	$16,419	$134,802	$616	$163,184

     We lease certain vehicles, equipment and office facilities under various non-cancelable operating leases that expire at various dates through 2009. Our office leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases.

     Effective March 31, 2005, we entered into an agreement to extend the terms of our office lease in Herndon, Virginia. The extension is for a period of five years which commences on August 1, 2005.

     In 2005, we entered into an agreement with Sylantro Systems Corporation to obtain discounted pricing on ComSuite Module licenses. For 2005 we have a minimum remaining aggregate purchase commitment of $1,800 as of March 31, 2005.

     In 2002, we entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to us. We have a monthly minimum usage requirement which began in June 2002. The agreement expires in May 2005 and has a remaining purchase obligation of $1,340 as of March 31, 2005. In addition, in 2002, we entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to us. We have an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $1,125 as of March 31, 2005.

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of March 31, 2005, we were not involved in any SPE transactions.

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

     The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 65.5% of our net revenue for the three months ended March 31, 2005. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.

     If we were to lose one or more of our key resellers or if one or more of our key resellers stopped providing us with orders or removed end-users from our network, our revenue and line-growth could be materially adversely affected. Consolidations, mergers and acquisitions involving our key resellers have occurred in the past and may occur in the future. These consolidations, mergers and acquisitions may cause key resellers to stop providing us with orders or to remove end-users from our network. On January 31, 2005, one of our major resellers, AT&T Corp., announced that it had agreed to be acquired by SBC, one of the largest RBOCs. This acquisition is subject to regulatory, antitrust and other forms of review. Based upon the statements of the parties, subject to the outcome of these reviews, the transaction is expected to close in the first half of 2006. For the three months ended March 31, 2005, AT&T accounted for 13.9% of our revenue. SBC is both one of our competitors and a reseller of our services. At this time, we cannot predict the effects of this transaction on our revenues derived from AT&T or SBC, or the timing of any such effects.

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

     Cable modem service providers, such as Cox Communications, Comcast, and Time Warner, and their respective cable company customers, have deployed high-speed Internet access services over coaxial cable networks. These networks provide similar, and in some cases, higher-speed data services than we provide. In addition, cable providers are beginning to bundle VoIP telephony and other services, such as video-on-demand, with their Internet access offerings. As a result, competition with the cable modem service providers may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for our services.

Failure to complete development, testing and introduction of new services, including VoIP services, could affect our ability to compete in the industry.

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

     We believe our current cash, cash equivalents, and short-term investments in debt securities should be sufficient to meet our anticipated cash needs for working capital and capital expenditures until we become cash flow positive. We have a business plan that we believe will take us to the point where our operations will yield a positive cash flow without raising additional capital. This business plan is based upon several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If actual events differ from these assumptions, we may be required to alter our business plan to reflect these changes. We will continue to monitor events to determine if such adjustments to our business plan are appropriate.

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

     We entered into a 10-year resale agreement with SBC in December 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. As part of the resale agreement, SBC made a $75,000 non-interest-bearing prepayment, which is collateralized by substantially all of our domestic assets. As of March 31, 2005, the outstanding balance of the SBC’s prepayment was approximately $50,264. This collateralization of the outstanding balance of SBC’s prepayment, in addition to the existence of $125,000 in 3% convertible notes, may limit our ability to raise additional capital through sales of our debt or equity securities.

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

If our internal control over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business, reputation and stock price could be adversely affected.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year beginning in fiscal 2004, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports beginning with our 2004 Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.

     Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2004, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require us and our independent registered public accounting firm to evaluate our internal control over financial reporting as ineffective. If our internal control over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

The communications industry is undergoing rapid technological changes and new technologies may be superior to the technology we use.

     The communications industry is subject to rapid and significant technological changes, including continuing developments in DSL and VoIP technology and alternative technologies for providing broadband and telephony communications, such as cable modem, satellite and wireless technology. As a consequence, our success may depend on:

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

     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $36,626 as of March 31, 2005. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

     We are a defendant in some of the litigation matters described in “Part II, Item 1. Legal Proceedings.” While we are vigorously defending these lawsuits, the total outcome of these litigation matters is inherently unpredictable, and there is no guarantee we will prevail. Adverse results in any of these actions could negatively impact our financial condition and results of operations and, in some circumstances result in a material adverse effect on us. In addition, defending such actions could result in substantial costs and diversion of resources that could adversely affect our financial condition, results of operations and cash flows.

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

Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Part I, Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information)

     We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and lease lines some of which may be on less than optimal terms.

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

Forward-Looking Statements

     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	impact of the FCC’s recent decisions and related litigation, and our ability to obtain ILEC network elements and facilities at reasonable rates;

•	continuing deployment of local voice services by providers other than the ILECs and our ability to bundle our data services with the voice services of these alternative providers;

•	timing of our cash flows;

•	extent to which customers purchase our services;

•	relationships with our strategic partners and other potential third parties;

•	pricing for our services in the future;

•	margins on our service offerings;

•	possibilities that we will increase our revenues;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, the adequacy of our cash reserves, and the number of anticipated installed lines;

•	plans to increase sales of value-added services, like VoIP;

•	anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	regulatory changes;

•	feasibility of alternative access solutions, like wireless;

•	effects of litigation currently pending; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts

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

     All written and oral forward-looking statements made in connection with this Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in this document and in our Annual Report on Form 10-K for the year ended December 31, 2004. We disclaim any obligation to update information contained in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(All dollar amounts are presented in thousands)

     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of March 31, 2005 is fixed-rate debt. As March 31, 2005, we have a carrying value of $27,671 on our financial statements related to our investment in ACCA. We have certain financial risks on this investment. These risks relate primarily to the changes in the price of the securities and fluctuations in the price of the Japanese Yen.

     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of March 31, 2005:

	Carrying value	Interest rate
Cash and cash equivalents	$109,448	2.70%
Short-term investments in debt securities	23,570	2.33%
Restricted cash and cash equivalents	2,533	1.71%
	$135,551	2.62%

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

     Several stockholders filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against us and several former and current officers and directors in addition to some of the underwriters in our stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002 the plaintiffs amended their complaint and removed us as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that we failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The plaintiffs and the issuer defendants have reached a tentative agreement to settle the matter, and we believe the tentative settlement will not have a material adverse effect on our condensed consolidated financial position or results of operations. That settlement, however, has not been finalized. If the settlement is not finalized, we believe we have strong defenses to these lawsuits and we intend to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee we will prevail.

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

     We are also a party to a variety of pending or threatened legal proceedings as either plaintiff or defendant, or are engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We do not believe the ultimate outcome of these matters will have a material impact on our condensed consolidated financial position and results of operations. However, litigation is inherently unpredictable and there is no guarantee we will prevail or otherwise not be adversely affected.

     We are subject to state PUCs, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, we are engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple ILECs. These negotiations, arbitrations and proceedings concern the ILECs denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on our condensed consolidated financial position and results of operations if we are denied or charged higher rates for transmission lines or central office spaces.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.53	Letter Agreement between Covad Communications and John Trewin dated February 28, 2005					X
10.54	Change in Control Agreement between Covad Communications Group, Inc. and John Trewin					X
10.55	Indemnification Agreement between Covad Communications Group, Inc. and John Trewin					X
31.1	Certification Pursuant to Rule 13a-14(a)					X
31.2	Certification Pursuant to Rule 13a-14(a)					X
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman
President, Chief Executive
Officer and Director

Date: May 6, 2005	By:	/s/ JOHN E. TREWIN

John E. Trewin
Senior Vice President and
Date: May 6, 2005		Chief Financial Officer

Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.53	Letter Agreement between Covad Communications and John Trewin dated February 28, 2005					X
10.54	Change in Control Agreement between Covad Communications Group, Inc. and John Trewin					X
10.55	Indemnification Agreement between Covad Communications Group, Inc. and John Trewin					X
31.1	Certification Pursuant to Rule 13a-14(a)					X
31.2	Certification Pursuant to Rule 13a-14(a)					X
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.