Form 10-Q
period 2005-06-30
COVAD COMMUNICATIONS GROUP INC
filed 2005-08-05
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 001-32588
COVAD COMMUNICATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0461529
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

110 Rio Robles
San Jose, California
(Address of principal executive	95134
offices)	(Zip Code)
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of July 22, 2005 there were 266,429,152 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar and share amounts are presented in thousands, except par value)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$115,091	$117,506
Short-term investments in debt securities	8,191	33,490
Restricted cash and cash equivalents	7,695	2,533
Short-term investments in equity securities	14,288	—
Accounts receivable, net	29,401	30,041
Unbilled revenues	4,563	3,825
Inventories	5,754	4,629
Prepaid expenses and other current assets	5,695	3,757

Total current assets	190,678	195,781
Property and equipment, net	71,494	78,707
Collocation fees and other intangible assets, net	26,843	34,561
Goodwill	36,626	36,626
Deferred costs of service activation	28,198	30,152
Deferred customer incentives, net	1,809	2,683
Deferred debt issuance costs, net	3,727	4,231
Other long-term assets	2,471	2,484

Total assets	$361,846	$385,225

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,414	$20,755
Accrued compensation	17,954	15,619
Accrued collocation and network service fees	19,112	24,160
Accrued transaction-based taxes	30,764	33,730
Collateralized and other customer deposits	9,736	7,906
Unearned revenues	4,807	4,420
Other accrued liabilities	9,389	10,127

Total current liabilities	116,176	116,717
Long-term debt	125,000	125,000
Collateralized and other long-term customer deposits	44,922	44,444
Deferred gain resulting from deconsolidation of subsidiary	—	53,963
Unearned revenues	48,032	51,518
Other long-term liabilities	2,003	2,218

Total liabilities	336,133	393,860

Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common Stock, $0.001 par value; 590,000 shares authorized; 266,409 shares issued and outstanding at June 30, 2005 (263,681 shares issued and outstanding at December 31, 2004)	266	264
Common Stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	1,696,133	1,695,424
Deferred stock-based compensation	(52)	(939)
Accumulated other comprehensive income (loss)	13,794	(985)
Accumulated deficit	(1,684,428)	(1,702,399)

Total stockholders’ equity (deficit)	25,713	(8,635)

Total liabilities and stockholders’ equity (deficit)	$361,846	$385,225

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues, net	$109,741	$107,326	$217,459	$215,803

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	76,240	62,748	148,989	131,042
Selling, general and administrative	41,492	31,878	83,866	65,180
Depreciation and amortization of property and equipment	12,909	14,162	26,694	28,657
Amortization of collocation fees and other intangible assets	4,717	5,042	10,081	9,793
Provision for restructuring expenses	—	223	—	770

Total operating expenses	135,358	114,053	269,630	235,442

Loss from operations	(25,617)	(6,727)	(52,171)	(19,639)

Other income (expense):
Interest income	1,058	484	1,957	835
Gain on sale of equity securities	9,421	—	16,667	—
Gain on deconsolidation of subsidiary	—	—	53,963	—
Interest expense	(1,294)	(1,224)	(2,532)	(2,365)
Miscellaneous income, net	29	61	87	232

Other income (expense), net	9,214	(679)	70,142	(1,298)

Net income (loss)	$(16,403)	$(7,406)	$17,971	$(20,937)

Earnings (loss) per common share:
Basic	$(0.06)	$(0.03)	$0.07	$(0.09)

Diluted	$(0.06)	$(0.03)	$0.07	$(0.09)

Weighted-average number of common shares outstanding:
Basic	263,918	242,359	263,852	237,593

Diluted	263,918	242,359	309,260	237,593

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts are presented in thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Operating Activities:
Net income (loss)	$17,971	$(20,937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts (bad debt recoveries), net	125	(217)
Depreciation and amortization	36,775	38,450
Loss on disposition of property and equipment	54	176
Amortization of deferred stock-based compensation, net	(863)	1,951
Amortization of deferred customer incentives	874	874
Other stock-based compensation	—	13
Other non-cash charges	504	304
Accretion of interest on investments, net	(211)	(321)
Gain on sale of equity securities	(16,667)	—
Gain on deconsolidation of subsidiary	(53,963)	—
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	515	(678)
Unbilled revenues	(738)	(849)
Inventories	(1,125)	366
Prepaid expenses and other assets	(1,906)	228
Deferred costs of service activation	1,954	1,080
Accounts payable	3,659	(3,327)
Collateralized and other customer deposits	2,308	(3,918)
Other current liabilities	(6,468)	(5,692)
Unearned revenues	(3,099)	(3,671)

Net cash provided by (used in) operating activities	(20,301)	3,832

Investing Activities:
Restricted cash and cash equivalents	(5,162)	(50)
Purchase of short-term investments in debt securities	(20,330)	(108,222)
Maturities of short-term investments in debt securities	45,850	62,530
Proceeds from the sale of equity securities	17,148	—
Purchase of property and equipment	(19,222)	(19,207)
Proceeds from sale of property and equipment	108	59
Payment of collocation fees and purchase of other intangible assets	(2,363)	(5,580)
Cash acquired through acquisition	—	107
Acquisition costs	—	(495)
Decrease in other long-term assets	13	402

Net cash provided by (used in) investing activities	16,042	(70,456)

Financing Activities:
Proceeds from the issuance of senior unsecured convertible debentures, net	—	120,082
Principal payment of long-term debt	—	(50,000)
Principal payments under capital lease obligations	(617)	(4)
Proceeds from the issuance of common stock	2,461	3,906
Proceeds from the issuance of common stock related to acquisition	—	1,781

Net cash provided by financing activities	1,844	75,765

Net increase (decrease) in cash and cash equivalents	(2,415)	9,141
Cash and cash equivalents at beginning of period	117,506	65,376

Cash and cash equivalents at end of period	$115,091	$74,517

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,936	$6,571

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Equipment purchased through capital leases	$453	$—

Common stock issued in settlement of claims related to bankruptcy	$—	$6,951

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include some of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the condensed consolidated financial statements have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     Based on the Company’s 2005 business plan, the Company believes it will be able to continue as a going concern through June 30, 2006 using only its unrestricted cash, cash equivalents and short-term investment in debt securities balances in existence as of June 30, 2005. Adverse business, legal, regulatory or legislative developments may require the Company to raise additional financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise additional capital. If the Company is unable to acquire additional capital on favorable terms, if needed, or is required to raise it on terms that are less satisfactory than it desires, its financial condition will be adversely affected.
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
     During the three months ended June 30, 2005, the Company reduced its estimates of certain transaction-based taxes due to the expiration of the statute of limitations for the corresponding tax returns. This change in estimates reduced the Company’s cost of sales and its net loss by approximately $1,444 ($0.01 per share) during the three months ended June 30, 2005. During the six months ended June 30, 2005, the Company reduced its estimates of certain liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the relevant statute of limitations for such taxes. These changes in estimate decreased the Company’s cost of sales by $3,830 and its selling, general and administrative expenses by $117, and increased its net income by $3,947 ($0.01 per share) during the six months ended June 30, 2005.
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
     The following table presents the calculation of net income (loss) used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		___Six months ended June 30,__
	2005	2004	2005	2004
Basic:
Net income (loss) as reported	$(16,403)	$(7,406)	$17,971	$(20,937)
Diluted:
Add back interest on 3% convertible debentures	—	—	2,379	—

Net income (loss) adjusted for assumed conversions	$(16,403)	$(7,406)	$20,350	$(20,937)

     The following table presents the calculation of weighted-average number of common shares outstanding used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic:
Weighted-average number of common shares outstanding	264,014	242,439	263,948	237,634
Less weighted-average number of common shares outstanding subject to repurchase	(96)	(80)	(96)	(41)

Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	263,918	242,359	263,852	237,593
Diluted:
Dilutive stock options and warrants	—	—	5,932	—
Assumed conversion of convertible debentures	—	—	39,380	—
Common shares subject to repurchase	—	—	96	—

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	263,918	242,359	309,260	237,593

     The Company excludes equity instruments from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments is anti-dilutive to earnings (loss) per share. Accordingly, certain employee stock options and certain warrants have been excluded from the calculation of diluted weighted average shares. The total number of outstanding options, options under employee stock purchase plan, and warrants that were excluded from the computation of diluted earnings per share for the six months ended June 30, 2005 were 24,539, 5,903 and 5,784, respectively.
     For the three months ended June 30, 2005 and the three and six months ended June 30, 2004, the weighted-average number of common shares outstanding used in the computations of diluted loss per share is the same as basic because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of the Company’s convertible debentures would be anti-dilutive. Total outstanding options, options under employee stock purchase plan, and warrants to purchase common stock at June 30, 2005 were 27,756, 7,888 and 6,514 shares, respectively. Total outstanding options, options under employee stock purchase plan, and warrants to purchase common stock at June 30, 2004 were 27,201, 7,108 and 6,514 shares, respectively.
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
     The following table illustrates the pro forma effect on net income (loss), weighted-average number of common shares outstanding, and earnings (loss) per share had the Company applied the fair value method to account for stock-based awards to employees:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic:
Net income (loss), as reported	$(16,403)	$(7,406)	$17,971	$(20,937)
Stock-based employee compensation expense (reversal) included in the determination of net income (loss), as reported	468	1,179	(863)	1,975
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(2,940)	(5,321)	(7,130)	(11,505)

Net income (loss), pro forma	$(18,875)	$(11,548)	$9,978	$(30,467)

Basic:
Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	263,918	242,359	263,852	237,593
Diluted:
Dilutive stock options and warrants	—	—	3,429	—
Common shares subject to repurchase	—	—	96	—

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	263,918	242,359	267,377	237,593

Earnings (loss) per common share, pro forma:
Basic	$(0.07)	$(0.05)	$0.04	$(0.13)

Diluted	$(0.07)	$(0.05)	$0.04	$(0.13)

Earnings (loss) per common share, as reported:
Basic	$(0.06)	$(0.03)	$0.07	$(0.09)

Diluted	$(0.06)	$(0.03)	$0.07	$(0.09)

Comprehensive Income (Loss)
     Significant components of the Company’s comprehensive income (loss) are as follows:

	Cumulative	Three months ended June 30,		Six months ended June 30,
	amounts	2005	2004	2005	2004
Net income (loss)	$(1,684,428)	$(16,403)	$(7,406)	$17,971	$(20,937)
Unrealized gains (losses) on available-for-sale securities	14,275	(13,382)	(103)	14,298	(107)
Foreign currency translation adjustment	(481)	289	—	481	—

Comprehensive income (loss)	$(1,670,634)	$(29,496)	$(7,509)	$32,750	$(21,044)

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
Collateralized and Other Customer Deposits
     The Company entered into a 10-year resale agreement with SBC Communications (“SBC”) in December 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. Under the arrangement with SBC, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the resale agreement, SBC made a $75,000 non-interest-bearing prepayment, which is collateralized by substantially all of the Company’s domestic assets. As the Company provides certain products and services to SBC, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of SBC’s right to do so under the resale agreement. The total balance of the prepayment as of June 30, 2005 was $48,246. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on the current quantity of products and services for which SBC is being billed, and the actual amount sold during this period may be greater or lesser than this estimated amount.
     SBC recently announced that it has reached an agreement to acquire AT&T Corp. (“AT&T”), another one of the Company’s wholesale customers. On May 5, 2005, the Company announced that it reached an agreement with SBC and AT&T setting forth terms under which the Company will provide broadband access to AT&T and SBC following their merger. The Agreement will allow both SBC and AT&T to use the remainder of the prepayment described in the preceding paragraph. The agreement is contingent upon completion of the SBC and AT&T merger. SBC has indicated that the acquisition is not expected to be completed until the first half of 2006. The completion of this acquisition and our related agreement with SBC and AT&T will likely result in accelerated utilization of the SBC prepayment. The Company will continue to monitor these events to determine whether a change in these classifications is appropriate.
     On May 27, 2005, the Company entered into a strategic agreement with EarthLink, Inc. (“EarthLink”) to develop and deploy the Company’s line-powered voice services. Under the arrangement with EarthLink, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company has agreed to use exclusively and solely for expenditures related to the development and deployment of its line-powered voice services. Consequently, the Company classified the unused cash balance of the prepayment as restricted cash and cash equivalents as of June 30, 2005. As the Company provides the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of EarthLink’s right to do so under the agreement. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase, and the actual amount sold during this period may be greater or lesser than this estimated amount.
Recent Accounting Pronouncements
     On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”), No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Accounting Principles Board (“APB”) Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
     In March 2005, the FASB, issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement of Financial Accounting Standards, No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 by no later than December 31, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its condensed consolidated statement of operations and financial condition for the year ending December 31, 2005.
     In December 2004, the FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s condensed consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black- Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.
     On April 14, 2005 the Securities and Exchange Commission, (“SEC”), announced the adoption of a new rule that amends the compliance dates for SFAS 123R. Under SFAS 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows the Company to implement SFAS 123R at the beginning of its next fiscal year. Consequently, the effective date of the new standard for the Company’s condensed consolidated financial statements is its first quarter in 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard.
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
     On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets.” SFAS eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion 29, “Accounting for Non-monetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its condensed consolidated statement of operations and financial condition.
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its condensed consolidated statement of operations and financial condition.
     In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2005.
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
     Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the Company’s condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded in the Company’s condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $1,773 and $3,392 for the three and six months ended June 30, 2005, respectively, and $1,261 and $2,666 for the three and six months ended June 30, 2004, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues.
     The Company recognizes up-front fees associated with service activation over the expected term of the customer relationships, which ranges from twenty-four to forty-eight months, using the straight-line method. The Company treats the incremental direct costs of service activation (which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred. These deferred incremental direct costs are amortized to expense using the straight-line method over twenty-four to forty-eight months.
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
     Accounts receivable consisted of the following:

	June 30, 2005	December 31, 2004
Gross accounts receivable	$31,952	$31,607
Allowance for service credits.	(2,262)	(1,405)
Allowance for bad debts	(289)	(161)

Accounts receivable, net	$29,401	$30,041

Significant Customers
     The Company had approximately 400 wholesale customers as of June 30, 2005. For the three and six months ended June 30, 2005, the Company’s 30 largest wholesale customers collectively comprised 92.1% and 92.2%, respectively, of the Company’s total wholesale gross revenues, and 65.6% and 65.5%, respectively, of the Company’s total gross revenues. For the three and six months ended June 30, 2004, the Company’s 30 largest wholesale customers collectively comprised 93.3% and 93.6%, respectively, of the Company’s total wholesale gross revenues, and 68.2% and 68.3%, respectively, of the Company’s total gross revenues. As of June 30, 2005 and

December 31, 2004, receivables from these customers collectively comprised 61.7% and 65.1%, respectively, of the Company’s gross accounts receivable balance.
     Two of the Company’s wholesale customers, EarthLink and AT&T, accounted for 15.2% and 14.1%, respectively, of the Company’s total net revenues for the three months ended June 30, 2005. These customers accounted for 15.6% and 14.0%, respectively, of the Company’s total net revenues for the six months ended June 30, 2005. For the three months ended June 30, 2004, these customers collectively comprised 17.0% and 14.2%, respectively, of the Company’s total revenues. For the six months ended June 30, 2004, these customers accounted for 17.7% and 13.3%, respectively, of the Company’s total revenues. Accounts receivable from these customers totaled 18.3% and 14.7%, respectively, of the Company’s gross accounts receivables as of June 30, 2005. As of December 31, 2004, accounts receivable from these customers totaled 17.9% and 20.9%, respectively. No other individual customer accounted for more than 10% of the Company’s total net revenues for the three months ended June 30, 2005 and June 30, 2004.
     On January 31, 2005, AT&T announced that it had agreed to be acquired by SBC. This acquisition is subject to regulatory, antitrust and other forms of review. Based upon the statements of the parties, subject to the outcome of these reviews, the transaction is expected to close in the first half of 2006. At this time, the Company cannot reliably predict the effects of this transaction on its revenues derived from AT&T and SBC or the timing of any such effects.
Wholesaler Financial Difficulties
     During the three and six months ended June 30, 2005, the Company issued billings to its financially distressed customers aggregating $748 and $1,599, respectively, that were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings, as compared to the corresponding amounts of $900 and $1,802 for the three and six months ended June 30, 2004, respectively. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $868 and $1,593 during the three and six months ended June 30, 2005, respectively, and $754 and $1,416 during the three and six months ended June 30, 2004, respectively. Revenues from customers that filed for bankruptcy accounted for 0.3% and 0.4%, respectively, of the Company’s total net revenues for the three and six months ended June 30, 2005, and 0.4% of the Company’s total net revenues for both the three and six months ended June 30, 2004, respectively. The Company had contractual receivables from its financially distressed customers totaling $1,039 and $1,317 as of June 30, 2005 and December 31, 2004, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates. Although MCI, Inc. (“MCI”) filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from MCI on an accrual basis until MCI emerged from bankruptcy in April 2004. Consequently, the amounts in this paragraph related to financially distressed customers exclude amounts pertaining to MCI.
     The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to June 30, 2005, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of June 30, 2005, that the Company believes may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 7.7% and 7.6% of the Company’s total net revenues for the three and six months ended June 30, 2005, respectively, and 6.8% of the Company’s total net revenues for both the three and six months ended June 30, 2004. As of June 30, 2005 and December 31, 2004, receivables from these customers comprised 9.7% and 8.8%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to June 30, 2005, revenues from such customers will only be recognized when cash is collected, as described above.
3. Customer Warrants
     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares for $0.94 per share; 1,000 shares for $3.00 per share; and 1,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the year ended December 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believes that future revenues from AT&T will exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants were exercised during the three and six months ended June 30, 2005 or 2004, or had expired as of June 30, 2005. As of June 30, 2005 and December 31, 2004 the carrying amount of the warrants was $165 and $660, respectively.
     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500 shares of the Company’s common stock for $1.06 per share, 1,000 shares of the Company’s common stock for $3.00 per share and 1,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive during the year ended December 31, 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during the three and six months ended June 30, 2005 or 2004, or had expired as of June 30, 2005. As of June 30, 2005 and December 31, 2004 the carrying amount of the warrants was $1,644 and $2,023, respectively.
     Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of June 30, 2005. Such warrants are exercisable at a purchase price ranging from $0.01 to $2.13 per share and are fully vested as of June 30, 2005. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008.
     The Company recorded amortization on the above described warrants in the amount of $437 and $874 for the three and six months ended June 30, 2005, respectively, and $437 and $874 for the three and six months ended June 30, 2004, respectively.
4. Restructuring
Reduction in Force
     The Company reduced its workforce by approximately 12 and 53 employees, respectively, which represented approximately 1.1% and 4.7% of the Company’s workforce during the three and six months ended June 30, 2004, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, the Company recorded a charge to operations for the three and six months ended June 30, 2004 of $223 and $770, respectively, relating to employee severance benefits. During the three and six months ended June 30, 2004, the Company paid severance benefits of approximately $160 and $648, respectively. The Company paid the remainder of the severance benefits accrued as of June 30, 2004 in July 2004. The expenses associated with these reductions in force for the three and six months ended June 30, 2004 were $92 and $279, respectively, related to the Company’s Wholesale segment, and $131 and $253, respectively, related to the Company’s Direct segment. The remaining $0 and $238 in expenses associated with these reductions in force were related to the Company’s Corporate Operations for the three and six months ended June 30, 2004. The Company did not record restructuring activities during the three and six months ended June 30, 2005.
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
     As of June 30, 2005, the Company had a $3,000 revolving line of credit note with a bank that was available through May 1, 2006. The outstanding principal balance of the note bears interest at a rate per annum equal to the prime rate. Interest accrued on the note is payable on the last day of each month commencing on May 31, 2005. The outstanding principal balance of the note is due in full on May 1, 2006. As of June 30, 2005, the amount of revolving line of credit note available was $467. There was no outstanding principal balance as of June 30, 2005.
6. Commitments and Contingencies
Litigation
     On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming the Company’s pre-negotiated First Amended Plan of Reorganization as modified on November 26, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Plan was consummated and the Company emerged from bankruptcy. Under the Plan, the Company settled several claims against it. As of June 30, 2005 and 2004, there were approximately $46 and $1,351, respectively, in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of June 30, 2005 and 2004, the Company had recorded $46 and $388, respectively, for these unresolved claims in its condensed consolidated balance sheets. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s condensed consolidated balance sheets.
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

Other Contingencies
     As of June 30, 2005, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position and results of operations.
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
     The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 during the year ended December 31, 2003. During the year ended December 31, 2004, the Company determined that it does not owe a portion of this tax, approximately $3,079, and consequently, released the amount as a benefit to the statement of operations. In addition, during the three and six months ended June 30, 2005, the Company determined that it does not owe an additional portion of this tax, approximately $419, and consequently, released the amount as a benefit to the statement of operations. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying condensed consolidated balance sheets as of June 30, 2005, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position and results of operations.
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
     Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. During the three month period ended June 30, 2005, the Company recorded $536 of expenses as a result of an indemnification clause in a contract with one of its customers that is a defendant in a patent infringement dispute. The Company expects that it will continue to incur these expenses in future periods, but the amount of this obligation cannot be reasonably estimated.
Commitments
     Effective June 30, 2005, the Company entered into an agreement to lease a new office in Jersey City, New Jersey, to replace the current office in that city, whose lease expires on September 30, 2005. The new lease is for a period of five years which commences on October 1, 2005. The lease increases the Company’s lease commitments by approximately $979.
     Effective March 31, 2005, the Company entered into an agreement to extend the terms of its office lease in Herndon, Virginia. The extension is for a period of five years which commences on August 1, 2005. The extension of the lease increases the Company’s lease commitments by approximately $5,029.
     In 2005, the Company entered into an agreement with Sylantro Systems Corporation to obtain discounted pricing on ComSuite Module licenses. For 2005, the Company has a minimum remaining aggregate purchase commitment of $675 as of June 30, 2005.
     In 2002, the Company entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to the Company. The Company has an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $844 as of June 30, 2005.
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
     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and six months ended June 30, 2005 and 2004 are as follows:

			Total	Corporate	Consolidated
As of and for the three months ended June 30, 2005:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$78,170	$31,571	$109,741	$—	$109,741
Cost of sales (exclusive of depreciation and amortization)	46,309	20,259	66,568	9,672	76,240
Selling, general and administrative	2,387	13,443	15,830	25,662	41,492
Depreciation and amortization	—	—	—	17,626	17,626
Income (loss) from operations	29,474	(2,131)	27,343	(52,960)	(25,617)
Other income, net	—	—	—	9,214	9,214
Net income (loss)	$29,474	$(2,131)	$27,343	$(43,746)	$(16,403)
Total assets	$44,182	$19,789	$63,971	$297,875	$361,846

			Total	Corporate	Consolidated
As of and for the three months ended June 30, 2004:	Wholesale	Direct	Segments	Operations	Total
Revenues net	$78,507	$28,819	$107,326	$—	$107,326
Cost of sales (exclusive of depreciation and amortization)	43,858	13,226	57,084	5,664	62,748
Selling, general and administrative	2,100	6,196	8,296	23,582	31,878
Depreciation and amortization	—	—	—	19,204	19,204
Provision for restructuring expenses	92	131	223	—	223
Income (loss) from operations	32,457	9,266	41,723	(48,450)	(6,727)
Other expense, net	—	—	—	679	679
Net income (loss)	$32,457	$9,266	$41,723	$(49,129)	$(7,406)
Total assets	$51,456	$18,439	$69,895	$355,556	$425,451

			Total	Corporate	Consolidated
As of and for the six months ended June 30, 2005:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$154,431	$63,028	$217,459	$—	$217,459
Cost of sales (exclusive of depreciation and amortization)	94,007	38,078	132,085	16,904	148,989
Selling, general and administrative	4,325	27,135	31,460	52,406	83,866
Depreciation and amortization	—	—	—	36,775	36,775
Income (loss) from operations	56,099	(2,185)	53,914	(106,085)	(52,171)
Other income, net	—	—	—	70,142	70,142
Net income (loss)	$56,099	$(2,185)	$53,914	$(35,943)	$17,971

			Total	Corporate	Consolidated
As of and for the six months ended June, 2004:	Wholesale	Direct	Segments	Operations	Total
Revenues net	$157,604	$58,199	$215,803	$—	$215,803
Cost of sales (exclusive of depreciation and amortization)	90,813	24,916	115,729	15,313	131,042
Selling, general and administrative	4,617	11,071	15,688	49,492	65,180
Depreciation and amortization	—	—	—	38,450	38,450
Provision for restructuring expenses	278	254	532	238	770
Income (loss) from operations	61,896	21,958	83,854	(103,493)	(19,639)
Other expense, net	—	—	—	1,298	1,298
Net income (loss)	$61,896	$21,958	$83,854	$(104,791)	$(20,937)
     During the three months ended June 30, 2005, the Company changed certain allocations to its business segments. Prior period balances have been adjusted to conform with the current period presentations.
8. Acquisition of GoBeam, Inc.
     On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc. (“GoBeam”), a Delaware corporation based in Pleasanton, California, that provides VoIP solutions to small and medium-sized businesses. The Company acquired GoBeam to accelerate its plan to enter the VoIP market. As a result of the acquisition, the Company has added a VoIP offering to its current portfolio of products and services. In addition, the Company also plans to realize certain costs synergies and strategic value from combining the two enterprises. These factors contributed to a purchase price that was in excess of the fair value of GoBeam’s net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into

GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization.
     As a result of the merger, the Company issued 18,724 shares of its common stock. Additionally, the Company has reserved 266 shares to cover shares issuable upon exercise of assumed GoBeam stock options and 3 shares to cover assumed warrants. Of the shares issued in conjunction with the merger, 2,216 shares have been placed in an escrow account until August 2005 to cover GoBeam’s indemnification obligations under the merger agreement. The Company expects the shares will be released from escrow during August 2005.
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
     The customer relationships were valued using an income approach, which projects the associated revenues, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through June 30, 2005, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships.
     The internal use software was valued using the replacement cost approach. This approach estimates value based upon estimated cost to recreate the software with equivalent functionality. Through June 30, 2005, this intangible asset was being amortized on a straight-line basis over a period of sixty months.
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

For the three and six months ended June 30, 2004, net loss included GoBeam merger expenses of $3,871 and $4,247, respectively. For the three and six months ended June 30, 2004, net loss included a charge of $1,731 for cost associated with the exist of a real estate property lease. This financial information does not purport to be indicative of the results of the operations that would have occurred had the acquisition been made at the beginning of the periods presented, or the results that may occur in the future:

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Revenue	$108,677	$218,754
Net loss	$(12,791)	$(28,507)
Basic and diluted net loss per share	$(0.05)	$(0.11)
     Upon closing of the acquisition of GoBeam, the Company effectively granted 337 shares of restricted common stock to certain employees of GoBeam. The restricted common stock was valued on the date of issuance at $1.96 per share and vested over a period of two years. Accordingly the Company recorded deferred stock-based compensation of $660 during the second quarter of 2004. During the three months ended September 30, 2004, as a result of the resignation of one of the Company’s executives, the Company reversed $289 of such deferred stock-based compensation and cancelled 148 shares of the restricted common stock. The remaining net deferred stock-based compensation balance of $371 at December 31, 2004 is being amortized on an accelerated basis over the vesting period consistent with the method described in FIN 28. For the three and six months ended June 30, 2005, the Company recognized $62 and $140, respectively, of stock-based compensation related to such amount. The remaining $50 will be amortized over the next eleven months.
     As part of the acquisition of GoBeam, the Company sold 834 shares for $1,781, or $2.13 per share, to pay for GoBeam’s merger expenses.
9. Related Party Transactions
     A member of the Company’s Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $74 and $153 during the three and six months ended June 30, 2005, respectively, and $93 and $198 during the three and six months ended June 30, 2004, respectively. Accounts receivables from TelePacific were $23 as of June 30, 2005 and $29 as of December 31, 2004, respectively. L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $245 and $278 to BEA during the three and six months ended June 30, 2005, respectively, and $61 and $533 during the three and six months ended June 30, 2004, respectively. Charles Hoffman, the Company’s CEO, is a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company paid $570 and $620 to Chordiant during the three and six months ended June 30, 2005, respectively, and $1,495 and $1,495 during the three and six months ended June 30, 2004, respectively. Gary Hoffman, a sibling of the Company’s Chief Executive Officer, is employed by the Company. During the three and six months ended June 30, 2005, Gary Hoffman received compensation in the form of salary and commissions in the amount of $25 and $54, respectively, as well as an option grant to purchase 2 shares of the Company’s common stock at an exercise price of $1.54. During the three and six months ended June 30, 2004, Gary Hoffman received compensation in the form of salary and commissions in the amount of $23 and $45, respectively, as well as an option grant to purchase 4 shares of the Company’s common stock at an exercise price of $3.34.
10. 2003 Employee Stock Purchase Plan
     In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period, or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ended in June 2005 was subject to variable accounting. Accordingly the Company recorded net cumulative deferred stock-based compensation of $13,886 over the offering period. During the three and six months ended June 30, 2005, the Company amortized (reversed) $402 and $(1,011) to operations, respectively. For the three and six months ended June 30, 2004, the Company recognized expenses of $1,121 and $1,902, respectively. As of June 30, 2005, the net deferred stock compensation balance was fully amortized to operations.

11. Sale of Investments
     In August 2000, the Company made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately- held Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. The Company recorded a net realized gain of $9,421 and $16,667, respectively, for the three and six months ended June 30, 2005 as a result of the sale of 3 and 5 shares of ACCA, respectively, during the three and six months ended June 30, 2005. In connection with ACCA’s public offering, the Company entered into a customary lock-up agreement with ACCA’s underwriters. Pursuant to that agreement the Company cannot sell 5 of its ACCA shares before August 2005.
     The Company’s investment in ACCA is classified as available-for-sale, as a result of ACCA’s initial public offering, and stated at its fair market value, which is determined based on quoted market prices and foreign exchange rates. Unrealized gain and losses on available-for-sale securities are included as a separate component of the Company’s stockholders’ equity. As of June 30, 2005, the Company recorded an unrealized gain on its shares of ACCA in the amount of $14,288 which is included in the balance of accumulated other comprehensive income (loss).
12. Income Taxes
     Although the Company recorded net income for the six months ended June 30, 2005, it projects that on an annualized basis it will record a net loss for the year ending December 31, 2005. The Company made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because it incurred net losses for the periods presented, or expects to incur net losses for the current year.
13. Subsequent Events
     On July 28, 2005, the Company’s common stock began trading in the American Stock Exchange under the symbol DVW.
     On July 27, 2005, the Company entered into an amendment to its corporate headquarters facilities lease in San Jose, California. The amendment provides for the Company to lease an additional 47,114 square feet of space for a term of five years beginning upon delivery of approximately 27,087 square feet of the new space, which is expected to occur October 1, 2005. The delivery of the remaining space is expected to occur January, 1 2006. The amendment increases the Company’s lease obligation by $2,896 over the five-year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005. This discussion contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Our actual results could differ materially from those expressed in forward-looking statements for many reasons including, but not limited to, those discussed herein and in the “Risk Factors” section of our Annual Report on Form 10-K, which is contained in “Part I, Item 1, Business — Risk Factors,” of that report. We disclaim any obligation to update information contained in any forward-looking statement. See “Forward Looking Statements.”
(All dollar and share amounts are presented in thousands, except per share amounts)
Overview
Our Business
     We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas, which includes over 900 cities. Our telecommunications network allows us to offer services to more than 57 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, voice over Internet Protocol telephony, or VoIP, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, SBC Communications, Inc., or SBC, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of June 30, 2005, we had approximately 554,400 broadband access end-users and 870 VoIP business customers with a combined total of approximately 29,900 VoIP stations.
     We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of June 30, 2005, Wholesale had approximately 472,800 DSL and T-1 lines in service, up from 440,800 lines at the end of June 30, 2004.
     Our Direct segment sells VoIP, high-speed data connectivity and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of June 30, 2005, Direct had approximately 81,600 DSL and T-1 lines in service, up from 73,600 lines at the end of June 30, 2004.
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
Our Opportunities and Challenges
     Our business continues to be in transition due to changes in telecommunications technologies, the competitive environment, federal and state telecommunications regulations and our resellers’ changing strategies. Sales of our stand-alone DSL services have slowed, and we continue to experience churn among our existing end-users due to competitive pricing pressures and other factors. As a result, we have increased our focus on direct sales of bundled voice, VoIP and data communications services to small and medium-sized businesses. This transition presents a substantial business opportunity for us. While we believe we are favorably positioned to take advantage of this opportunity, our ability to grow our sales of these services is inherently difficult to predict.
     Given the facts above and the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:
     Efficient use of working capital - We concluded the three months ended June 30, 2005 with working capital of approximately $74,500. We continue to manage expenses closely. Our ability to attain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue.
     Efficiently deliver broadband Internet access services to consumers - The delivery of stand-alone high-speed Internet connectivity services by our ISP customers is facing intense competition from the RBOCs and cable providers like Comcast, Time Warner and Cox Communications, who are aggressively pricing their consumer broadband services, often as part of a bundled service offering. We believe these market conditions have placed additional pricing pressure on us and our resellers, reduced the number of orders for our services, and have caused a higher level of churn among our end-users. During the first half of 2004, these conditions caused reductions of approximately 2,600 in our total number of broadband end-users. However, we experienced net additions of approximately 18,800 broadband end-users in the second half of 2004 and 21,200 broadband end-users for the six months ended June 30, 2005.
     A portion of our current orders are generated by line-splitting arrangements with voice providers that bundle our data services with their voice services. The viability of these line-splitting arrangements is dependent on the ability of these voice providers to enter into agreements with the RBOCs that provide them with continued access to an arrangement known as the Unbundled Network Element Platform, or UNE-P, or similar voice resale platforms. We are also developing other methods of selling bundled voice and data services directly to end-users and to our resellers using line-powered voice and wireless broadband technologies, but we may be unsuccessful in deploying feasible or profitable alternatives. Our operational results in 2005 and beyond will be dependent on the extent to which we can continue sales of our services under bundling arrangements.
     Maintain acceptable line-sharing terms with the ILECs - We currently support our consumer and small office/home office focused resellers through line-sharing. We generated 15.4% of our revenues from the sale of our line-shared services during the three months ended June 30, 2005. While the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. The RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services. Therefore our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to maintain our agreements with Verizon, SBC and Qwest and enter into a similar agreement with BellSouth, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.
     Expand and diversify our sources of revenue - We are taking steps to improve our prospects for revenue growth. We continue our efforts to diversify our revenue sources by adding new services such as VoIP, line-powered voice, expanding on-premise customer services and wireless broadband, as well as by adding new resellers.
     New market opportunities - We believe that VoIP services have the potential to be a significant contributor to our future revenues. However, we are in the early stages of offering this capability and continue to experience operational and competitive challenges as we expand and improve our capabilities. Our ability to succeed in providing this new service will depend on whether we offer a service that is competitive with voice services provided by other telecommunications service providers and continue to improve this service.

Recent Developments
     On July 28, 2005, our common stock began trading in the American Stock Exchange under the symbol DVW.
     On July 27, 2005, we entered into an amendment to our corporate headquarters facilities lease in San Jose, California. The amendment provides for us to lease an additional 47,114 square feet of space for a term of five years beginning upon delivery of approximately 27,087 square feet of the new space, which is expected to occur October 1, 2005. The delivery of the remaining space is expected to occur January 1, 2006. The amendment increases our lease obligation by $2,896 over the five-year term.
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
     In addition, as of March 11, 2005, competitive telecommunications carriers, including our resellers, are no longer permitted to order voice services from the ILECs under UNE-P, for new customers at regulated rates, and, after a twelve month transition period, will no longer be able to provide service to existing customers using UNE-P. The existence of UNE-P had allowed us to bundle our data services with the voice services of competitive telecommunications providers through line-splitting arrangements. We currently provide services to 9.0% of our end-users, representing 1.7% of our revenues for the three months ended June 30, 2005, utilizing line-splitting technology. We will only be able to continue bundling services in this manner with competitive telecommunications providers that reach agreements with the ILECs to allow them continued access to UNE-P or similar resold services. If these competitive telecommunications providers cannot reach agreements with the ILECs for continued access to UNE-P, we expect that our ability to continue to provide bundled services with these providers will cease, however, at this time we cannot reliably quantify such impact. We are also exploring alternative methods of delivering residential voice services with which we and our resellers can package our data services. For example, we are conducting trials of a line-powered voice access service that would enable our resellers to offer local and long distance voice services to their customers in competition with the local telephone companies. We are also conducting trials of a wireless broadband service.
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

•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. We determine our reporting units, for purposes of testing for impairment, by determining how we manage our operations, if a component of an operating unit constitutes a business for which discrete financial information is available and our management regularly reviews such financial information, and how the acquired entity is integrated with our operations. Based on these criteria, we determined that our Wholesale and Direct segments are our reporting units. On June 8, 2004, we completed the acquisition of all of the outstanding shares of privately-held GoBeam, Inc., or GoBeam, as described in Note 8 to our condensed consolidated financial statements, “Acquisition of GoBeam, Inc.” We integrated and manage the GoBeam business within our Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our condensed consolidated financial position and results of operations.

•	We continue to analyze the applicability of certain transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business and various transaction-based tax experts to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect on our condensed consolidated financial position and results of operations. It is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our condensed consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	We account for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our condensed consolidated statements of operations. We use the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires us to use option valuation models that were not developed for use in valuing employee stock options. Rather, such option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, we believe such existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.
Recent Accounting Pronouncements
     On June 1, 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Accounting Principles Board, or APB, Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
     In March 2005, the FASB issued Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt FIN 47 by no later than December 31, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our condensed consolidated statement of operations and financial condition for the year ending December 31, 2005.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.
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
     On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets.” SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB opinion 29, “Accounting for Non-monetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our condensed consolidated statement of operations and financial condition.
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our condensed consolidated statement of operations and financial condition.
     In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on our consolidated financial statements for the three and six months ended June 30, 2005.
Results of Operations For The Three and Six Months Ended June 30, 2005 and 2004
Business Segment Information
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
Revenues, net
     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP services, monthly billings for T-1 circuits, monthly billings for high-capacity circuits sold to our wholesale customers and to a lesser degree from dial-up services sold to end-users. Because we do not recognize revenue from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three and six months ended June 30, 2005 and 2004 have been impacted by the timing of receipt of payments from these customers. Our revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and Federal Universal Service Fund, or FUSF, charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.
     Our net revenues of $109,741 for the three months ended June 30, 2005 increased by $2,415, or 2.3%, from $107,326 for the three months ended June 30, 2004. Approximately $9,629 of this increase was attributable to an increase in broadband net revenues as a result of adding end-users to our network, and $1,788 was due as a result of the addition of our VoIP services, which began in June 2004. These increases were offset by lower selling prices which reduced broadband net revenue by approximately $7,873, and a $1,129 decrease in dial-up revenue, as a result of the continuing decline in the demand for this service.
     Our net revenues of $217,459 for the six months ended June 30, 2005 increased by $1,656, or 0.8%, from $215,803 for the six months ended June 30, 2004. Approximately $15,116 of this increase was attributable to an increase in broadband net revenues as a result of adding end-users to our network, and $4,139 was as a result of the addition of our VoIP services. These increases were offset by lower selling prices which reduced broadband net revenue by approximately $15,412, and a $2,187 decrease in dial-up revenue, as a result of the continuing decrease in the demand for this service.
     We expect to continue to add VoIP stations to our network and also expect to continue to add broadband end-users, subject to the effect on our wholesale customers of uncertainty caused by regulatory events as discussed in “Overview — Recent Developments” above. This uncertainty may cause these resellers to stop marketing certain of our services or otherwise change their strategies. It is possible that these conditions will cause our revenue to decline in future periods. We also expect to continue to experience competitive pricing pressures for our current services, equipment and products. As a result, we expect customer rebates and incentives to continue to be an element of our sales and marketing programs and we also may reduce our prices in order to respond to competitive market conditions.
Segment Revenues and Significant Customers
     Our segment net revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Wholesale	$78,170	$78,507	$154,431	$157,604
Percent of total net revenues	71.2%	73.1%	71.0%	73.0%
Direct	$31,571	$28,819	$63,028	$58,199
Percent of total net revenues	28.8%	26.9%	29.0%	27.0%
     Our wholesale net revenues for the three months ended June 30, 2005 decreased by $337, or 0.4%, when compared to the three months ended June 30, 2004. This decrease was primarily attributable to a $5,968 decrease in broadband net revenues as a result of lower selling prices, offset by a $5,631 increase in broadband net revenues as a result of adding end-users to our network. Our direct net revenues for the three months ended June 30, 2005 increased by $2,752, or 9.6%, when compared to the three months ended June 30, 2004. This increase was primarily attributable to a $3,999 increase in broadband net revenues as a result of adding end-users to our network, and $1,788 as a result of the addition of our VoIP services. These increases were offset by a $1,905 decrease in broadband net revenues primarily as a result of lower selling prices and a $1,130 decrease in dial-up revenue as a result of the continuing decrease in demand for this service.
     Our wholesale net revenues for the six months ended June 30, 2005 decreased by $3,173, or 2.0%, when compared to the six months ended June 30, 2004. This decrease was primarily attributable to a $11,554 decrease in broadband net revenues as a result of lower selling prices, offset by a $8,381 increase in broadband net revenues as a result of adding end-users to our network. Our direct net revenues for the six months ended June 30, 2005 increased by $4,829, or 8.3%, when compared to the six months ended June 30, 2004. This increase was primarily attributable to a $6,735 increase in broadband net revenues as a result of adding end-users to our network, and $4,139 as a result of the addition of our VoIP services. These increases were offset by a $3,858 decrease in broadband net revenues primarily as a result of lower selling prices, and a $2,187 decrease in dial-up revenue as a result of the continuing decrease in demand for this service.
     We had approximately 400 wholesale customers as of June 30, 2005 compared to approximately 350 as of June 30, 2004. The increase in 2005 from 2004 resulted primarily from the addition of smaller resellers. Our 30 largest wholesale customers comprised 65.6% and 65.5%, of our total gross revenues for the three and six months ended June 30, 2005, respectively, and 68.2% and 68.3% of our total gross revenues for the three and six months ended June 30, 2004, respectively. As of June 30, 2005 and December 31, 2004, receivables from these customers collectively comprised 61.7% and 65.1%, respectively, of our gross accounts receivable balance.
     Two of our wholesale customers, EarthLink, Inc., or EarthLink, and AT&T Corp., or AT&T, accounted for 15.2% and 14.1%, respectively, of our total net revenues for the three months ended June 30, 2005. These customers accounted for 15.6% and 14.0%, respectively, of our total net revenues for the six months ended June 30, 2005. These customers accounted for 17.0% and 14.2%, respectively, of our total net revenues for the three months ended June 30, 2004. For the six months ended June 30, 2004, they accounted for 17.7% and 13.3%, respectively, of our total net revenues. Amounts owed to us from these customers totaled 18.3% and 14.7%, respectively, of our gross accounts receivables as of June 30, 2005. As of December 31, 2004, amounts owed to us from these customers totaled 17.9% and 20.9%, respectively, of our gross accounts receivables.
     On May 27 2005, we entered into an agreement with EarthLink to develop and deploy our line-powered voice services. Under the arrangement with EarthLink, we recognize revenue consistent with our revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to our condensed consolidated financial statements. As part of the agreement, EarthLink made a non-interest-bearing prepayment. As we provide the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with our revenue recognition policy and are offset by the prepayment to the extent of EarthLink’s right to do so under the agreement. We categorize a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services that EarthLink will purchase, and the actual amount sold during this period may be greater or less than this estimated amount.
     SBC recently announced that it has reached an agreement to acquire AT&T. On May 5, 2005, we announced that we reached an agreement with SBC and AT&T setting forth terms under which we will provide broadband access to AT&T and SBC following their merger. The Agreement will allow both SBC and AT&T to use the remainder of the prepayment described in Note 1 to our condensed consolidated financial statements. The agreement is contingent upon completion of the SBC and AT&T merger. SBC has indicated that the acquisition is not expected to be completed until the first half of 2006.
     Wholesaler Financial Difficulties
     We have identified certain of our customers who were essentially current in their payments for our services prior to June 30, 2005, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of June 30, 2005, that we believe may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 7.7% and 7.6% of our total net revenues for the three and six months ended June 30, 2005, respectively, and 6.8% of our total net revenues for the three and six months ended June 30, 2004, respectively. As of June 30, 2005 and December 31, 2004, amounts owed to us from these customers comprised 9.7% and 8.8% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to June 30, 2005, revenues from such customers will only be recognized when cash is collected, as described in Note 2 “Revenue Recognition” to our condensed consolidated financial statements.
Operating Expenses
     Operating expenses include cost of sales, selling, general and administrative expenses, depreciation and amortization expenses and provision for restructuring expenses.
     Our total operating expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Amount	$135,358	$114,053	$269,630	$235,442
Percent of net revenues	123.3%	106.3%	124.0%	109.1%
     Cost of sales (exclusive of depreciation and amortization)
     Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office space, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

     Our cost of sales was as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Amount	$76,240	$62,748	$148,989	$131,042
Percent of net revenue	69.5%	58.5%	68.5%	60.7%
     Our cost of sales for the three months ended June 30, 2005 increased by $13,492, or 21.5%, when compared to our cost of sales for the three months ended June 30, 2004. This increase was primarily attributable to increases in network costs of $5,349 and labor and other related operating expenses of $4,161 as a result of the addition of broadband and VoIP subscribers to our network and the continued investment in our VoIP operations. We began offering VoIP products and services in June 2004. In addition, our network costs for the three months ended June 30, 2005 increased by $1,534 as a result of regulatory rate adjustments to certain of our network elements and by $1,818 due to lower recoveries from billing disputes with our telecommunication vendors. These increases were partially offset by a $1,641 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunication vendors. Furthermore, during the three months ended June 30, 2005, we reduced our estimates of certain transaction-based taxes due to the expiration of the statute of limitations for the corresponding tax returns. This change in estimate reduced our cost of sales and our net loss by approximately $1,444, $0.01 per share, during the three months ended June 30, 2005. As previously reported, during the three months ended June 30, 2004, we reduced our estimates of certain liabilities for some elements of our network costs that were not yet billed by our suppliers. This change in estimate reduced our cost of sales and our net loss by approximately $1,185, $0.00 per share, during the three months ended June 30, 2004. In addition, during the three months ended June 30, 2004, we reduced our estimates of some property, transaction-based and employment-related tax liabilities because we determined we do not owe some of these taxes. These changes in estimate reduced our cost of sales and our net loss by approximately $2,797, $0.01 per share, during the three months ended June 30, 2004. On a comparative basis, these changes in estimates for the three months ended June 30, 2004 had the effect of increasing our cost of sales by $3,982 for the three months ended June 30, 2005.
     Our cost of sales for the six months ended June 30, 2005, increased by $17,947, or 13.7%, when compared to our cost of sales for the six months ended June 30, 2004. This increase was primarily attributable to increases in network costs of $8,489 and labor and other related operating expenses of $7,865 as a result of the addition of broadband and VoIP subscribers to our network and the continued investment in our VoIP operations. In addition, our network costs for the six months ended June 30, 2005 increased by $2,602 as a result of regulatory rate adjustments to certain of our network elements and by $3,645 due to lower recoveries from billing disputes with our telecommunication vendors. These increases were partially offset by a $3,031 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunication vendors and by a $2,082 decrease in incentive and stock-based compensation that primarily resulted from a reduction in the variable accounting for our 2003 employee stock purchase plan, or 2003 ESPP. The reduction in variable accounting was the result of a decrease in our stock price. During the six months ended June 30, 2005 we reduced our estimates of certain liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the relevant statute of limitations for such taxes. These changes in estimate decreased our cost of sales and increased our net income by $3,830, $0.01 per share, during the six months ended June 30, 2005. As previously reported, during the six months ended June 30, 2004, we reduced our estimates of certain liabilities for some elements of our network costs that were not yet billed by our suppliers. This change in estimate reduced our cost of sales and our net loss by approximately $1,185, $0.00 per share, during the six months ended June 30, 2004. In addition, during the six months ended June 30, 2004, we reduced our estimates of some property, transaction-based and employment-related tax liabilities because we determined we do not owe some of these taxes. These changes in accounting estimate reduced our cost of sales and our net loss by approximately $2,797, $0.01 per share, during the six months ended June 30, 2004. On a comparative basis, these changes in estimates for the six months ended June 30, 2004 had the effect of increasing our cost of sales by $3,982 for the six months ended June 30, 2005.

     During the three and six month periods ended June 30, 2005, our cost of sales increased at a greater rate than our increase in net revenues because we have been making enhancements to our network and improvements to our VoIP service and because a portion of VoIP gross revenues are deferred and recognized back into net revenues over a period of forty-eight months. We expect cost of sales to increase in future periods as we add subscribers and services to our network. However, we expect cost of sales to decrease as a percentage of our net revenues if we are successful in increasing our revenues, which would allow us to leverage some of our fixed costs. In light of the increased cost of sales, we plan to continue to execute cost-containment programs and improve the efficiency of the delivery of our services. As discussed above in “Overview”- Recent Developments” and “Part II, Item 1 Legal Proceedings”, there is uncertainty concerning our ability to continue to purchase certain network elements at regulated prices from the ILECs as a result of the FCC’s recent decisions. As a result of those legal and regulatory proceedings, it is possible that the ILECs could substantially increase the cost or reduce the availability of these network elements, which would substantially increase our overall network cost structure and might cause us to discontinue services that become unprofitable.
     Our cost of sales was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Wholesale Segment	$46,309	$43,858	$94,007	$90,813
Direct Segment	20,259	13,226	38,078	24,916
Corporate Operations	9,672	5,664	16,904	15,313

Total	$76,240	$62,748	$148,989	$131,042

     Our cost of sales for the Wholesale segment for the three months ended June 30, 2005 increased by $2,451, or 5.6%, when compared to our cost of sales for the Wholesale segment for the three months ended June 30, 2004. This increase was attributable to an increase in network costs of $3,406 as a result of the addition of broadband subscribers to our network, offset by a decrease in labor and other related operating expenses of $786 primarily as a result of lower headcount, and incentives and stock-based compensation expenses of $169 primarily as a result of reduced charges for our 2003 ESPP. Our cost of sales for the Direct segment for the three months ended June 30, 2005 increased by $7,033, or 53.2%, when compared to our cost of sales for the Direct segment for the three months ended June 30, 2004. These increases were attributable to an increase in network costs of $4,221, and an increase in labor and other related operating expenses of $2,812 as a result of the addition of broadband and VoIP subscribers to our network and continued investment in our VoIP operations. Our cost of sales for Corporate Operations for the three months ended June 30, 2005 increased by $4,008, or 70.8%, when compared to our cost of sales for Corporate Operations for the three months ended June 30, 2004. This increase was primarily attributable to an increase in labor and other related operating expenses of $2,135 as a result of continued investment in our VoIP operations. In addition, our network cost for the three months ended June 30, 2005 increased by $1,534 as a result of regulatory rate adjustments to certain of our network elements and by $1,818 due to lower recoveries from billing disputes with our telecommunication vendors. These increases were partially offset by a $3,919 decrease in network costs, of which $1,641 is a result of the expiration of purchase commitment contracts with certain vendors. In addition, during the three months ended June 30, 2005, we reduced our estimates of certain transaction-based taxes due to the expiration of the statutory period for corresponding tax return. This change in estimate reduced our cost of sales and our net loss by $1,444, or $0.01 per share, during the three months ended June 30, 2005. As previously reported, during the three months ended June 30, 2004, we reduced our estimates of certain liabilities for some elements of our network costs. This change in estimate reduced our cost of sales and our net loss by approximately $1,185, or $0.00 per share. In addition, during the three months ended June 30, 2004, we reduced our estimates of some property, transaction-based and employment related tax liabilities because we determined we do not owe some of these taxes. These changes in accounting estimate reduced our cost of sales and net loss by approximately $2,797, or $0.01 per share, during the three months ended June 30, 2004. On a comparative basis, these changes in estimates for three months ended June 30, 2004 had the effect of increasing our cost of sales by $3,982 for three months ended June 30, 2005.
     Our cost of sales for the Wholesale segment for the six months ended June 30, 2005 increased by $3,194, or 3.5%, when compared to our cost of sales for the Wholesale segment for the six months ended June 30, 2004. This increase was attributable to increases in network costs of $3,677 and in labor and other related operating expenses of $203 as a result of the addition of broadband subscribers to our network, offset by a decrease in incentive and stock-based compensation of $686, primarily as a result of reduced charges for our 2003 ESPP. Our cost of sales for the

Direct segment for the six months ended June 30, 2005 increased by $13,162, or 52.8%, when compared to our cost of sales for the Direct segment for the six months ended June 30, 2004. These increases were primarily attributable to an increase in network costs of $7,701 and an increase in labor and other related operating expenses of $5,436 as a result of the addition of broadband and VoIP subscribers to our network and continued investment in our VoIP operations. Our cost of sales for Corporate Operations for the six months ended June 30, 2005 increased by $1,591, or 10.4%, when compared to our cost of sales for Corporate Operations for the six months ended June 30, 2004. This increase was primarily attributable to an increase in labor and other related operating expenses of $2,226 as a result of continued investment in our VoIP operations. In addition, our network cost for the six months ended June 30, 2005 increased by $2,602 as a result of regulatory rate adjustments to certain of our network elements and by $3,645 due to lower recoveries from billing disputes with our telecommunication vendors. These increases were partially offset by a $5,920 decrease in network costs due to improved network cost management, of which $3,031 is a result of the expiration of purchase commitment contracts with certain vendors and by $1,396 decrease in incentive and stock-based compensation as a result of reduced charges for our 2003 ESPP. During the six months ended June 30, 2005, we reduced our estimates of certain liabilities for transaction-based taxes and property tax as a result of various settlements. These changes in estimate decreased our cost of sales and increase our net income by approximately $2,386, or $0.01 per share, during the six months ended June 30, 2005. As previously reported, during the six months ended June 30, 2004, we reduced our estimates of certain liabilities for some elements of our network costs. This change in estimate reduced our cost of sales and our net loss by approximately $1,185, or $0.00 per share, during the six month ended June 30, 2004. In addition, during six months ended June 30, 2004, we reduced our estimates of some property, transaction-based and employment-related tax liabilities because we determined we do not owe some of these taxes. These changes in estimates reduced our cost of sales and our net loss by approximately $2,797, or $0.01 per share, during the six month ended June 30, 2004. On a comparative basis, these changes in estimates for six months ended June 30, 2004 had the effect of increasing our cost of sales by $3,982 for three months ended June 30, 2005.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.
     Our selling, general and administrative expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Amount	$41,492	$31,878	$83,866	$65,180
Percent of net revenue	37.8%	29.7%	38.6%	30.2%
     Our selling, general and administrative expenses for the three months ended June 30, 2005, increased by $9,614, or 30.2%, when compared to our selling, general and administrative expenses for the three months ended June 30, 2004. This increase was primarily attributable to increases in marketing expenses of $3,359 and labor and other related operating expenses of $3,130 primarily as a result of the addition of employees associated with our VoIP services, which, as stated above, began in June 2004, and an increase in professional services of $1,388 primarily as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities. As previously reported, during the three months ended June 30, 2004, we reduced our estimates of certain property and employment-related tax liabilities because we determined we do not owe some of these taxes. This change in estimate reduced our selling, general and administrative expenses and our net loss by approximately $2,202, or $0.01 per share, during the three months ended June 30, 2004. On a comparative basis, these changes in estimates for the three months ended June 30, 2004 had the effect of increasing our selling, general and administrative expenses by $2,202 for the three months ended June 30, 2005.
     Our selling, general and administrative expenses for the six months ended June 30, 2005, increased by $18,686, or 28.7%, when compared to our selling, general and administrative expenses for the six months ended June 30, 2004. This increase was primarily attributable to increases in marketing expenses of $7,503 and labor and other related operating expenses of $7,449 primarily as a result of the addition of our VoIP services, and an increase in professional services of $3,975 primarily as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities. These increases were partially offset by a $2,443 decrease in incentive and stock-based compensation that primarily resulted from a reduction in the variable accounting for our 2003 ESPP. In addition, during the six months ended June 30, 2005, we reduced our estimates of certain liabilities and transaction-based taxes and property taxes as a result of various settlements. These changes in estimates decreased our selling, general and administrative expenses by $117, and increased net income by $117, or $0.00 per share, during the six months ended June 30, 2005. During the six months ended June 30, 2004, we reduced our estimates of certain property and employment-related tax liabilities because we determined we do not owe some of these taxes. This change in estimate reduced our selling, general and administrative expenses and our net loss by approximately $2,202, or $0.01 per share, during the six months ended June 30, 2004. On a comparative basis, these changes in estimates for the six months ended June 30, 2004 had the effect of increasing our selling, general and administrative expenses by $2,202 for the six months ended June 30, 2005.
     We expect to increase our selling, general and administrative expenses primarily as a result of sales compensation and increased marketing efforts associated with efforts to promote growth in sales of our VoIP and broadband services.
     Our selling, general and administrative expenses were allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Wholesale Segment	$2,387	$2,100	$4,325	$4,617
Direct Segment	13,443	6,196	27,135	11,071
Corporate Operations	25,662	23,582	52,406	49,492

Total	$41,492	$31,878	$83,866	$65,180

     Our selling, general and administrative expenses for the Wholesale segment for the three months ended June 30, 2005 increased by $287, or 13.7%, when compared to our selling, general and administrative expenses for the Wholesale segment for the three months ended June 30, 2004. This increase was attributable to an increase in marketing expenses of $476, offset by a decrease in labor and other related operating expenses of $190 of which $141 as a result of reduced charges for our 2003 ESPP. Our selling, general and administrative expenses for the Direct segment for the three months ended June 30, 2005 increased by $7,247, or 117.0%, when compared to our selling, general and administrative expenses for the Direct segment for the three months ended June 30, 2004. This increase was primarily attributable to an increase in labor and other related operating expenses of $4,433 as a result of the addition of our VoIP services and an increase in marketing expenses of $2,856. Our selling, general and administrative expenses for Corporate Operations for the three months ended June 30, 2005 increased by $2,080, or 8.8%, when compared to our selling, general and administrative expenses for Corporate Operations for the three months ended June 30, 2004. This increase was primarily attributable to a $1,388 increase in professional expenses as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities, partially offset by decreases in labor and other related operating expenses of $1,254 primarily as a result of lower headcount and reduced outsourced services, and incentive and stock-based compensation expense of $261 primarily as a result of reduced charges for our 2003 ESPP. As previously reported, during the three months ended June 30, 2004, we reduced our estimates of certain property and employment-related tax liabilities because we determined we do not owe some of these taxes. This change in estimate reduced our selling, general and administrative expenses and our net loss by $2,202, or $0.01 per share, during the three months ended June 30, 2004. On a comparative basis, these changes in estimates for the three months ended June 30, 2004 had the effect of increasing our selling, general and administrative expenses by $2,202 for the three months ended June 30, 2005.
     Our selling, general and administrative expenses for the Wholesale segment for the six months ended June 30, 2005 decreased by $292, or 6.3%, when compared to our selling, general and administrative expenses for the Wholesale segment for the six months ended June 30, 2004. This decrease was attributable to a decrease in incentive and stock-based compensation expenses of $569 primarily as a result of reduced charges for our 2003 ESPP and labor and other related operating expenses of $567 primarily as a result of lower headcount, offset by an increase in marketing expenses of $844. Our selling, general and administrative expenses for the Direct segment for the six months ended June 30, 2005 increased by $16,064, or 145.1%, when compared to our selling, general and administrative expenses for the Direct segment for the six months ended June 30, 2004. This increase was attributable to increases in labor and other operating expenses of $8,101 and an increase in marketing expenses of $8,136 as a result of the addition of our VoIP services, offset by a decrease in incentive and stock-based compensation of $173 as a result of reduced charges for our 2003 ESPP. Our selling, general and administrative expenses for Corporate Operations for the six months ended June 30, 2005 increased by $2,914, or 5.9%, when compared to our selling, general and administrative expenses for Corporate Operations for the six months ended June 30, 2004. This increase was attributable to a $3,975 increase in professional services as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities. This increase was offset by a $1,701 decrease in incentive and stock-based compensation as a result of reduced charges for our 2003 ESPP, and a $1,477 decrease in marketing expense. As previously reported, during the six months ended June 30, 2004, we reduced our estimates of certain property and employment-related tax liabilities because we determined we do not owe some of these taxes. This change in estimate reduced our selling, general and administrative expenses and our net loss by $2,202, or $0.01 per share, during the six months ended June 30, 2004. On a comparative basis, these changes in estimates for the six months ended June 30, 2004 had the effect of increasing our selling, general and administrative expenses by $2,202 for the six months ended June 30, 2005.
     Depreciation and Amortization
     Our depreciation and amortization of property and equipment, or depreciation, was $12,909 for the three months ended June 30, 2005, a decrease of $1,253, or 8.8%, over our depreciation of $14,162, for the three months ended June 30, 2004. Our depreciation was $26,694 for the six months ended June 30, 2005, a decrease of $1,963, or 6.8%, over the depreciation of $28,657 for the six months ended June 30, 2004. The decrease in depreciation resulted primarily from certain assets becoming fully depreciated. We expect depreciation to increase in future periods as we add more broadband and VoIP end-users to our network and purchase additional equipment so that we can offer new services. This increase in depreciation will be partially offset as historical assets continue to become fully depreciated.
     Our amortization of intangible assets, or amortization, was $4,717 for the three months ended June 30, 2005, a decrease of $325, or 6.4%, over the amortization of $5,042 for the three months ended June 30, 2004. Our amortization was $10,081 for the six months ended June 30, 2005, an increase of $288, or 2.9%, over the amortization of $9,793 for the six months ended June 30, 2004. The increase for the first six months of 2005 as compared to 2004 resulted from the resumption of our network build and augmentation during 2004, which increased collocation fee expenditures and related amortization expenses. In addition, amortization for the three and six months ended June 30, 2005 increased as a result of the acquisition of the GoBeam customer list during 2004. We expect amortization of intangible assets to continue to increase as we augment our network.
     As explained above, we do not allocate depreciation and amortization expense to our business segments.
     Provision for Restructuring Expenses
     During the three and six months ended June 30, 2004, we reduced our workforce by approximately 12 and 53 employees, respectively, or 1.1% and 4.7% of our workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with our reductions during the three and six months ended June 30, 2004, we recorded restructuring expenses of $223 and $770, respectively, consisting primarily of employee severance benefits. For the three and six months ended June 30, 2004, $92 and $279, respectively, of these expenses related to our Wholesale segment and $131 and $253, respectively, related to our Direct segment. The remaining expenses associated with these reductions in force during the three and six months ended June 30, 2004 of $0 and $238, respectively, were related to our Corporate Operations. We did not record restructuring expenses during the three and six months ended June 30, 2005. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods.

Other Income (Expense)
     Net Interest Expense
     Our net interest expense was $236 and $575 for the three and six months ended June 30, 2005, respectively. Net interest expense for the three and six months ended June 30, 2005 consisted principally of interest on our 3% convertible senior debentures, less interest income earned on our cash, cash equivalents and short-term investments in debt securities balances. Net interest expense during the three and six months ended June 30, 2004 consisted principally of interest expense on our 3% convertible senior debentures due 2024 and our 11% long-term note payable to SBC, which we repaid in March of 2004, less interest income earned on our cash, cash equivalents and short-term investments in debt securities balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.
     Investment Gains
     In August 2000, we made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately-held, Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. We recorded a net realized gain of $9,421 and $16,667 for the three and six months ended June 30, 2005, respectively, as a result of the sale of 3 and 5 shares of ACCA, respectively, during the three and six months ended June 30, 2005. We did not recognize similar gains for the three and six months ended June 30, 2004.
     Gain on Deconsolidation of Subsidiary
     We recognized a gain of $53,963 for the six months ended June 30, 2005 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 4, under “Other Restructuring Activities”, to our condensed consolidated financial statements for additional information on such gains. We did not recognize similar gains for the three and six months ended June 30, 2004.
Income Taxes
     Although we recorded net income for the six months ended June 30, 2005, we project that on an annualized basis we will record a net loss for the year ending December 31, 2005. We made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because we incurred net losses for the periods presented, or expect to incur net losses for the current year.
Related Party Transactions
     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications, or TelePacific, one of our resellers. We recognized revenues from TelePacific of $74 and $153 during the three and six months ended June 30, 2005, respectively, and $93 and $198 during the three and six months ended June 30, 2004, respectively. Accounts receivables from TelePacific were $23 as of June 30, 2005 and $29 as of December 31, 2004, respectively. L. Dale Crandall, one of our directors, is also a director of BEA Systems, or BEA, one of our vendors. We paid $245 and $278 to BEA during the three and six months ended June 30, 2005, respectively, and $61 and $533 during the three and six months ended June 30, 2004, respectively. Charles Hoffman, our CEO, is a director of Chordiant Software, or Chordiant, one of our vendors. We paid $570 and $620 to Chordiant during the three and six months ended June 30, 2005, respectively, $1,495 and $1,495 during the three and six months ended June 30, 2004, respectively. Gary Hoffman, a sibling of our Chief Executive Officer, is employed by us. During the three and six months ended June 30, 2005, Gary Hoffman received compensation in the form of salary and commissions in the amount of $25 and $54, respectively, as well as an option grant to purchase 2 shares of our common stock at an exercise price of $1.54. During the three and six months ended June 30, 2004, Gary Hoffman received compensation in the form of salary and commissions in the amount of $23 and $45, respectively, as well as an option grant to purchase 4 shares of our common stock at an exercise price of $3.34.

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
     Our cash and cash equivalents balance for the six months ended June 30, 2005 decreased by $2,415. The change in cash and cash equivalents was as follows:

	Six months ended June 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$(20,301)	$3,832
Investing activities	16,042	(70,456)
Financing activities	1,844	75,765

Total	$(2,415)	$9,141

Operating Activities
     Net cash used in our operating activities for the six months ended June 30, 2005 increased by $24,133 when compared to net cash provided by our operating activities for the six months ended June 30, 2004. This increase was attributable to an increase in our net loss, adjusted for non-cash and non-operating items of $35,694, offset by the net change in our operating assets and liabilities of $11,561, primarily as a result a $1,193 decrease in our account receivables due to the timing of receipts from our customers, a $6,210 increase in our accounts payable and other liabilities primarily due to the timing of payments to our vendors and a $6,226 increase in collateralized and other customer deposits, offset by a $2,134 increase in our prepaid expenses and other assets due to prepayments to our vendors for network maintenance and business insurance. We expect net cash usage to continue in our operating activities during 2005, primarily as a result of our product, sales and marketing activities to promote our broadband and VoIP services.
Investing Activities
     Our investing activities consist primarily of purchases, maturities and sale of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash provided by our investing activities for the six months ended June 30, 2005 increased by $86,498 when compared to our net cash used in our investing activities for the six months ended June 30, 2004. This increase was primarily attributable to $71,212 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities, offset by a $5,112 increase in restricted cash and cash equivalents as a result of funds received to be used exclusively and solely for the purchase of equipment related to our line-powered voice services, a $3,202 decrease in capital expenditures for property and equipment and collocation fees and $17,148 related to the proceeds from the sale of a portion of our equity holdings in ACCA. In April 2005, we sold a portion of our ACCA holdings and received net proceeds of $9,709. In connection with ACCA’s public offering, we entered into a customary lock-up agreement with ACCA’s underwriters. Pursuant to that agreement we cannot sell 5 of our ACCA shares before August 2005. Upon the expiration of the lock-up agreement, we plan to sell of our remaining shares of ACCA later this year. We expect that our capital expenditures will increase during the remainder of 2005 as a result of expenditures related to our line-powered voice access and other services.

Financing Activities
     Our financing activities consist primarily of proceeds and repayments of long-term debt and proceeds from the issuance of our common stock under our employee stock-based compensation plans. Net cash provided by our financing activities for the six months ended June 30, 2005 decreased by $73,921 when compared to our net cash provided by our financing activities for the six months ended June 30, 2004. This decrease was primarily attributable to the receipt of $120,082 of net proceeds from the issuance of our senior unsecured convertible bonds during the six months ended June 30, 2004, and a $3,226 decrease in proceeds from the issuance of our common stock, partially offset by the $50,000 principal repayment of our note to SBC, which we repaid during the six months ended June 30, 2004. We expect that in 2005 our cash from financing activities will be primarily related to proceeds from the issuance of common stock under our employee stock-based compensation plans.
Liquidity
     Our total cash, cash equivalents and short-term investments in debt securities balance as of June 30, 2005 decreased by $22,552 from our total cash balance as of December 31, 2004. As of June 30, 2005, we had a total cash, cash equivalents, restricted cash and cash equivalents and short-term investments in debt securities balance of $130,977. This balance was comprised of $115,091 in unrestricted cash and cash equivalents, $8,191 in unrestricted short-term investments in debt securities and $7,695 in restricted cash and cash equivalents. We expect to continue to use our cash resources for sales and marketing activities and to improve our operational capabilities. The amount of this additional usage of cash will depend on whether we continue to increase spending to expand and enhance our VoIP services, the amount of capital expenditures to grow our subscriber base, develop and maintain our operating support systems and software, and our ability to generate demand for our services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in, businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.
     Based on our 2005 business plan, we believe we will be able to continue as a going concern through June 30, 2006 using only our unrestricted cash, cash equivalents and short-term investment in debt securities balances in existence as of June 30, 2005. Adverse business, legal, regulatory or legislative developments may require us to raise additional financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise additional capital. If we are unable to acquire additional capital on favorable terms if needed, or are required to raise it on terms that are less satisfactory than we desire, our financial condition will be adversely affected.
     Our cash requirements for 2005 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:
•	further development of our VoIP capabilities, including systems and software to expand and improve our VoIP services;

•	our continuing ability to enter into and maintain agreements with the ILECs to access line-shared telephone lines, remote terminals, interoffice transport, high-capacity circuits and other facilities, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	number of regions entered and the timing of entry and services offered.
Contractual Cash Obligations
     Our contractual debt, lease and purchase obligations as of June 30, 2005 for the next five years, and thereafter, were as follows:

	2005	2006-2007	2008-2009	Thereafter	Total
3% convertible debentures	$—	$—	$125,000	$—	$125,000
Interest on note payable	1,875	7,500	4,531	—	13,906
Capital leases	425	132	13	—	570
Office leases	2,459	8,484	5,377	767	17,087
Other operating leases	206	655	329	—	1,190
Purchase obligations	1,238	281	—	—	1,519

	$6,203	$17,052	$135,250	$767	$159,272

     We lease certain vehicles, equipment and office facilities under various non-cancelable operating leases that expire at various dates through 2010. Our office leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases.
     On July 27, 2005, we entered into an amendment to our corporate headquarters facilities lease in San Jose, California. The amendment provides for us to lease an additional 47,114 square feet of space for a term of five years beginning upon delivery of approximately 27,087 square feet of the new space, which is expected to occur October 1, 2005. The delivery of the remaining space is expected to occur January, 1 2006. The amendment increases the our lease obligation by $2,896 over the five year term.
     Effective June 9, 2005, we entered into an agreement to lease an office in Jersey City, New Jersey to replace the current Jersey City office. Such lease ends on September 30, 2005. The lease is for a period of five years which commences on October 1, 2005, and is reflected in “office leases” in the table above.
     Effective March 31, 2005, we entered into an agreement to extend the terms of our office lease in Herndon, Virginia. The extension is for a period of five years which commences on August 1, 2005, and is reflected in “office leases” above.
     In 2005, we entered into an agreement with Sylantro Systems Corporation to obtain discounted pricing on ComSuite Module licenses. For 2005 we have a minimum remaining aggregate purchase commitment of $675 as of June 30, 2005, which is reflected in “purchase obligations” in the table above.
     In 2002, we entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to us. We have an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $844 as of June 30, 2005, which is reflected in “purchase obligations” in the table above.
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of June 30, 2005, we were not involved in any SPE transactions.
Risk Factors
Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.
     Our services are subject to federal, state and local government regulations. In particular, the company and its resellers are dependent on certain provisions of the 1996 Telecommunications Act to procure certain facilities and services from the ILECs that are necessary to provide our services. As a result, our business is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from state public utility commissions.
     For instance, over the last two years the FCC has made substantial changes to the regulatory environment in which we operate. The FCC’s August 21, 2003 Triennial Review order and its announcement of further changes on December 15, 2004, limited, and in some cases eliminated our access to some of the network elements that we use to operate our business. Where we no longer have regulated access to network elements, our costs are likely to increase as a result of these orders and we may be unable to profitably offer some of our services. We may be unable to adapt to the changed regulatory environment, in its current form, or to future changes, whether resulting from these orders or from subsequent action by Congress, state legislatures, the courts, the FCC or other regulatory authorities.
     In addition, the FCC’s August 2003 Triennial review order provided that ILEC fiber based facilities and packet switched based facilities were no longer required to be unbundled and made available to competitive carriers like us. The RBOCs have each announced plans to aggressively deploy new fiber and packet based facilities as replacements for the copper loop based facilities that we use provide our services. This substitution of fiber and packet based facilities will reduce the portion of the market for data and voice services that we can reach utilizing our wireline network. While we are pursuing alternative means of providing services where this occurs, including commercial access agreements with the ILECs and alternative means of providing services, including wireless, we may not be successful in these efforts, and there may be material adverse effects on our financial condition.
     Another result of the FCC’s December 15, 2004 order and subsequent rules that went into effect on March 11, 2005, was that our resellers will no longer be permitted to order voice services for new customers utilizing regulated UNE-P services provided by the traditional phone companies, and, after a twelve month transition period, will no longer be able to provide service to pre-existing customers using UNE-P. The existence of UNE-P allowed our resellers to offer bundles that combine our data services with their residential voice services. Some of our larger resellers, including MCI and AT&T, have already indicated that they will scale back or eliminate their residential voice services as a result of these decisions. Other resellers may also decide not to sell residential voice services, or may use alternative means of providing residential voice service that allow them to offer their own data services, as opposed to reselling our services.
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
     The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 65.4% of our net revenue for both the three and six months ended June 30, 2005. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.
     If we were to lose one or more of our key resellers or if one or more of our key resellers stopped providing us with orders or removed end-users from our network, our revenue and line-growth could be materially adversely affected. Consolidations, mergers and acquisitions involving our key resellers have occurred in the past and may occur in the future. These consolidations, mergers and acquisitions may cause key resellers to stop providing us with orders or to remove end-users from our network. On January 31, 2005, one of our major resellers, AT&T, announced that it had agreed to be acquired by SBC, one of the largest RBOCs. This acquisition is subject to regulatory, antitrust and other forms of review. Based upon the statements of the parties, subject to the outcome of these reviews, the transaction is expected to close in the first half of 2006. For the three and six months ended June 30, 2005, AT&T accounted for 14.1% and 14.0%, respectively, of our revenue. SBC is both one of our competitors and a reseller of our services. At this time, we cannot predict the effects of this transaction on our revenues derived from AT&T or SBC, or the timing of any such effects.
     Based on our agreements with several competitive telephone companies, we have the ability to offer our services over a telephone line that is being used by a voice provider other than the ILECs. All of these competitive telephone companies currently use UNE-P. As a result of the FCC’s December 15, 2004 order and subsequent rules that went into effect on March 11, 2005, our resellers will no longer be permitted to order voice services for new customers utilizing regulated UNE-P services provided by the traditional phone companies, and, after a twelve month transition period, will no longer be able to provide service to pre-existing customers using UNE-P. Some of our larger resellers, including MCI and AT&T, have already indicated that they will scale back or eliminate their residential voice services as a result of the FCC’s decisions. Other resellers may also decide not to sell residential voice services, or may use alternative means of providing residential voice service that allow them to offer their own data services, as opposed to reselling our services. It is therefore unclear whether our resellers will increase the number of end-users that purchase these services.
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
     We face significant competition in the markets for business and consumer Internet access, network access and voice services and we expect this competition to intensify. In addition, the RBOCs dominate the current market and have a monopoly on telephone lines. We pose a competitive risk to the RBOCs and, as both our competitors and our suppliers, they have the ability and the motivation to disadvantage our business. We also face competition from cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers. Many of these competitors have longer operating histories, greater name recognition, better strategic relationships and significantly greater financial, technical or marketing resources than we do. As a result, these competitors may be able to:
•	develop and adopt new or emerging technologies;

•	respond to changes in customer requirements more quickly;

•	devote greater resources to the development, promotion and sale of their products and services;

•	form new alliances and rapidly acquire significant market share;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	devote substantially more resources to developing high-speed digital services.
     The intense competition from our competitors, including the RBOCs, the cable modem service providers and the competitive telecommunications companies could harm our business.
     The RBOCs represent the dominant competition in all of our target service areas, and we expect this competition to intensify. These competitors have established brand names and reputations for quality service, possess sufficient capital to deploy DSL equipment and other facilities rapidly, have their own telephone lines and can bundle digital data services with their existing voice, wireless and other services to achieve economies of scale in serving customers. They can also offer service to end-users from certain central offices and using fiber and fiber-fed loops that are not available to us. Certain RBOCs are aggressively pricing their DSL services as low as $14.95 per month when ordered as part of a bundle, which has slowed sales of stand-alone DSL services by our reseller partners and increased the rate of churn among our existing users. If we are unable to enter into and maintain agreements with the RBOCs that provide us with access to line-sharing at reasonable rates, we will be unable to price our consumer services at a price that is competitive with the RBOCs.
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
     We continuously develop, test and introduce new services that are delivered over our network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In some cases, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may depend on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, new service offerings may not operate as intended and may not be widely accepted by customers. If we are not able to successfully complete the development and introduction of new services, including VoIP services, line-powered voice, and wireless services in a timely manner, our business could be materially adversely affected.
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
     We are currently facing a variety of challenges that may affect the assumptions contained in our business plan, including, among others:
•	changes in government regulations and legal actions challenging government regulations;

•	customer disconnection rates that reduce our revenues;

•	significant price reductions by our competitors;

•	higher levels of marketing expense required to acquire and retain end-users that purchase our services from us and from our resellers;

•	the need to upgrade our systems by investing in our existing and future technology and infrastructure;

•	investment opportunities in complementary businesses, acquisitions or other opportunities;

•	any adverse resolution of lawsuits against us; and

•	additional risk factors mentioned throughout this section.
     We entered into a 10-year resale agreement with SBC in December 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. As part of the resale agreement, SBC made a $75,000 non-interest-bearing prepayment, which is collateralized by substantially all of our domestic assets. As of June 30, 2005, the outstanding balance of the SBC’s prepayment was approximately $48,246. This collateralization of the outstanding balance of SBC’s prepayment, in addition to the existence of $125,000 in 3% convertible debentures, may limit our ability to raise additional capital through sales of our debt or equity securities.
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
     We must increase the volume of Internet, data and voice transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not add new customers and maintain our relationships with current customers, we may not be able to substantially increase traffic on our network, which would adversely affect our profitability. To accomplish this strategy, we must, among other things:
•	acquire new end-users;

•	enter into and maintain agreements with the RBOCs or obtain favorable regulatory rulings that provide us with access to unbundled network elements on terms and conditions that allow us to profitably sell our consumer services;

•	enhance and improve our VoIP services;

•	upgrade our network to improve reliability and remain competitive;

•	expand our direct sales capability and infrastructure in a cost-effective manner; and

•	continue to implement and improve our management information systems, including our client ordering, provisioning, dispatch, trouble ticketing, customer billing, accounts receivable, payable tracking, collection, fixed assets, transaction-based taxes and other management information systems.
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
If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business, reputation and stock price could be adversely affected.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year beginning in fiscal 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual reports. Section 404 also requires our independent registered public accounting firm to annually attest to, and report on, management’s assessment of our internal controls over financial reporting.
     Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2004, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require us and our independent registered public accounting firm to evaluate whether our internal controls over financial reporting were ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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
     Sales of services directly to end-user customers represent a significant and growing part of our business. As we expand our direct business, we will face new operational challenges. These challenges include, but are not limited to, our ability to:
•	recruit, hire and train additional direct sales teams;

•	create effective automated systems to provision, manage and bill for VoIP services;

•	manage expanding and increasingly diverse distribution channels;

•	effectively manage additional vendors; and

•	enhance our network and access products to provide business-class VoIP services.
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

     Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, operations, sales, marketing, finance, legal, human resource, and managerial personnel as we add end-users to our network. Competition for qualified personnel is intense. Our reduced stock price has greatly reduced or eliminated the value of stock options held by many of our employees, making it more difficult to retain employees in a competitive market. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.
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
We use third-party vendors offshore for tasks that were previously done by our employees.
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
     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $36,626 as of June 30, 2005. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.
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
     The market price for our common stock has been, and is likely to continue to be, highly volatile, which may result in losses to investors. We believe that a number of factors contribute to this fluctuation and may cause our stock price to decline in the future. While it is not possible to foresee all of the events that could adversely affect the price of our common stock or cause such price to remain volatile, a few of the factors include:
•	state and federal regulatory and legislative actions;

•	general economic conditions and the condition of the telecommunications industry;

•	our ability to maintain existing customers and add new customers and recognize revenue from distressed customers;

•	our ability to reach profitability and cash flow positive operations;

•	adverse litigation results;

•	announcements of new products, services or pricing by our competitors or the emergence of new competing technologies;

•	our failure to meet the expectations of investors or of analysts;

•	the adoption of new, or changes in existing, accounting rules, guidelines and practices, which may materially impact our financial statements and may materially alter the expectations of securities analysts or investors;

•	the level of demand for broadband Internet access services and VoIP telephony services;

•	departures of key personnel; and

•	effective internal controls over financial reporting.
     The stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock.
Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” for additional information)
     We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and leases, some of which may be on less than optimal terms.
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
     These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements. Such risks and assumptions that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements include our ability to:
•	expand and improve our VoIP services;

•	adapt our business plan in response to further developments resulting from the FCC’s recent decisions and related litigation;

•	collect receivables from customers;

•	retain and recruit employees;

•	successfully market our services to customers and generate customer demand for our services;

•	successfully defend our company against litigation;

•	successfully manage our operating costs and overhead while continuing to provide good customer service;

•	successfully continue to increase the number of business-grade lines and VoIP stations;

•	achieve favorable pricing for our services;

•	respond to increasing competition;

•	manage growth of our operations, particularly the expansion of our Direct business;

•	maintain suitable interconnection agreements with the ILECs in the areas where we provide service, all in a timely manner, at reasonable costs and on satisfactory terms that provide us with access to ILECs network elements and facilities that we use to provide our services; and

•	retain end-users that are served by customers facing financial difficulties.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
(All dollar amounts are presented in thousands)
     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of June 30, 2005 is fixed-rate debt. As of June 30, 2005, we have a carrying value of $14,288 on our financial statements related to our investment in ACCA. We have certain financial risks on this investment. These risks relate primarily to the changes in the price of the securities and fluctuations in the price of the Japanese Yen.

     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of June 30, 2005:

	Carrying value	Interest rate
Cash and cash equivalents	$115,091	2.85%
Short-term investments in debt securities	8,191	0.20%
Restricted cash and cash equivalents	7,695	0.13%

	$130,977	3.18%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 9, 2005, we held our Annual Meeting of Stockholders. Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.
     Proposal 1 - The election of two Class III directors to serve on our Board of Directors for a term to expire at the third succeeding annual meeting (expected to be the 2008 annual meeting) and until their successors are elected and qualified.

Name	For	Withheld
Charles E. Hoffman	223,846,993	10,054,540
Charles McMinn	224,804,456	9,097,077
     Proposal 2 - Ratification of independent registered public accounting firm, PricewaterhouseCoopers LLP, for the 2005 fiscal year: 229,852,692 votes in favor, 1,256,349 votes against and 2,792,493 votes abstained.

Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit			Incorporated by Reference		Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a) Certification Pursuant to 18					X

32.1*	U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman
President, Chief Executive
Officer and Director

Date: August 5, 2005

	By:	/s/ JOHN E. TREWIN

John E. Trewin
Senior Vice President and
Date: August 5, 2005		Chief Financial Officer

Exhibit			Incorporated by Reference		Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a) Certification Pursuant to 18					X

32.1*	U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.