Form 10-Q
period 2005-09-30
COVAD COMMUNICATIONS GROUP INC
filed 2005-11-09
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as described by Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of October 21, 2005 there were 266,584,975 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar and share amounts are presented in thousands, except par value)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$94,417	$117,506
Short-term investments in debt securities	17,481	33,490
Restricted cash and cash equivalents	4,167	2,533
Accounts receivable, net	32,131	30,041
Unbilled revenues	3,889	3,825
Inventories	6,147	4,629
Prepaid expenses and other current assets	4,320	3,757

Total current assets	162,552	195,781
Property and equipment, net	72,808	78,707
Collocation fees and other intangible assets, net	23,638	34,561
Goodwill	36,626	36,626
Deferred costs of service activation	27,184	30,152
Deferred customer incentives, net	1,454	2,683
Deferred debt issuance costs, net	3,475	4,231
Other long-term assets	2,448	2,484

Total assets	$330,185	$385,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,106	$20,755
Accrued compensation	19,989	15,619
Accrued collocation and network service fees	20,730	24,160
Accrued transaction-based taxes	30,164	33,730
Collateralized and other customer deposits	9,780	7,906
Unearned revenues	4,846	4,420
Other accrued liabilities	9,120	10,127

Total current liabilities	117,735	116,717
Long-term debt	125,000	125,000
Collateralized and other long-term customer deposits	42,866	44,444
Deferred gain resulting from deconsolidation of subsidiary	—	53,963
Unearned revenues	46,252	51,518
Other long-term liabilities	2,078	2,218

Total liabilities	333,931	393,860

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common Stock, $0.001 par value; 590,000 shares authorized; 266,560 shares issued and outstanding at September 30, 2005 (263,681 shares issued and outstanding at December 31, 2004)	267	264
Common Stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	1,696,237	1,695,424
Deferred stock-based compensation	(26)	(939)
Accumulated other comprehensive income (loss)	9	(985)
Accumulated deficit	(1,700,233)	(1,702,399)

Total stockholders’ deficit	(3,746)	(8,635)

Total liabilities and stockholders’ deficit	$330,185	$385,225

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues, net	$112,069	$105,687	$329,528	$321,490

Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	84,497	65,939	233,486	196,981
Selling, general and administrative	39,513	35,488	123,379	100,668
Depreciation and amortization of property and equipment	12,040	14,078	38,734	42,735
Amortization of collocation fees and other intangible assets	3,998	5,328	14,079	15,121
Provision for restructuring expenses	—	145	—	915

Total operating expenses	140,048	120,978	409,678	356,420

Loss from operations	(27,979)	(15,291)	(80,150)	(34,930)

Other income (expense):
Interest income	1,072	1,044	3,029	1,879
Gain on sale of equity securities	12,177	—	28,844	—
Gain on deconsolidation of subsidiary	—	—	53,963	—
Interest expense	(1,243)	(1,281)	(3,775)	(3,646)
Miscellaneous income, net	168	1,724	255	1,956

Other income, net	12,174	1,487	82,316	189

Net income (loss)	$(15,805)	$(13,804)	$2,166	$(34,741)

Earnings (loss) per common share:
Basic	$(0.06)	$(0.05)	$0.01	$(0.14)

Diluted	$(0.06)	$(0.05)	$0.01	$(0.14)

Weighted-average number of common shares outstanding:
Basic	266,412	260,304	264,731	245,219

Diluted	266,412	260,304	270,342	245,219

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts are presented in thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating Activities:
Net income (loss)	$2,166	$(34,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts (bad debt recoveries), net	224	(1,903)
Depreciation and amortization	52,813	57,856
Loss on disposition of property and equipment	25	152
Amortization of deferred stock-based compensation, net	(833)	871
Amortization of deferred customer incentives	1,229	1,311
Other stock-based compensation	—	14
Other non-cash charges	756	555
Accretion of interest on investments, net	(306)	(540)
Gain on sale of equity securities	(28,844)	—
Gain on deconsolidation of subsidiary	(53,963)	—
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	(2,314)	870
Unbilled revenues	(64)	575
Inventories	(1,518)	927
Prepaid expenses and other assets	(555)	(1,847)
Deferred costs of service activation	2,968	1,904
Accounts payable	2,351	2,092
Collateralized and other customer deposits	296	(5,886)
Other current liabilities	(3,480)	(9,139)
Unearned revenues	(4,840)	(5,470)

Net cash provided by (used in) operating activities	(33,889)	7,601

Investing Activities:
Restricted cash and cash equivalents, net	(1,634)	50
Purchase of short-term investments in debt securities	(38,654)	(125,864)
Maturities of short-term investments in debt securities	55,000	110,030
Proceeds from the sale of equity securities	29,807	—
Purchase of property and equipment	(32,427)	(28,841)
Proceeds from sale of property and equipment	132	84
Payment of collocation fees and purchase of other intangible assets	(3,156)	(7,005)
Cash acquired through acquisition	—	107
Acquisition costs	—	(473)
Decrease in other long-term assets	36	720

Net cash provided by (used in) investing activities	9,104	(51,192)

Financing Activities:
Proceeds from the issuance of senior unsecured convertible debentures, net	—	119,999
Principal payment of long-term debt	—	(50,000)
Principal payments under capital lease obligations	(866)	(132)
Proceeds from the issuance of common stock	2,562	4,190
Proceeds from the issuance of common stock related to acquisition	—	1,781

Net cash provided by financing activities	1,696	75,838

Net increase (decrease) in cash and cash equivalents	(23,089)	32,247
Cash and cash equivalents at beginning of period	117,506	65,376

Cash and cash equivalents at end of period	$94,417	$97,623

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$3,823	$8,513

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Equipment purchased through capital leases	$573	$—

Common stock issued in settlement of claims related to bankruptcy	$—	$6,951

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. and its wholly-owned subsidiaries (the “Company” or “Covad”) except for the accounts of BlueStar Communications Group, Inc. and its wholly-owned subsidiaries, which have been excluded from the Company’s condensed consolidated financial statements, effective June 25, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include some of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the condensed consolidated financial statements have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The Company currently believes it will be able to continue as a going concern at least through September 30, 2006 using only its unrestricted cash, cash equivalents and short-term investment in debt securities balances in existence as of September 30, 2005. Adverse business, legal, regulatory or legislative developments may require the Company to raise additional financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise additional capital. If the Company is unable to acquire additional capital on favorable terms, if needed, or is required to raise it on terms that are less satisfactory than it desires, its financial condition will be adversely affected.
     The consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include some of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
     During the three months ended September 30, 2005, the Company reduced its estimates of certain transaction-based taxes due to the expiration of the statute of limitations for the corresponding tax returns. These changes in accounting estimates decreased the Company’s cost of sales and its net loss by approximately $622 ($0.00 per share) during the three months ended September 30, 2005. During the nine months ended September 30, 2005, the Company reduced its estimates of certain liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the relevant statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales by $4,452 and its selling, general and administrative expenses by $117, and increased its net income by $4,569 ($0.02 per share) during the nine months ended September 30, 2005.

     During the three and nine months ended September 30, 2004, the Company reduced its estimates of property tax liabilities, primarily based on lower property tax valuations and actual tax assessments on its network assets. For the three and nine months ended September 30, 2004 these changes in accounting estimates decreased the Company’s cost of sales by $1,050 and $1,824, respectively, selling general and administrative expenses by $313 and $544, respectively, and net loss by approximately $1,363 ( $0.01 per share) and $2,368 ($0.01 per share), respectively. In addition, during the three months ended June 30, 2004, the Company ceased the accrual of a transaction-based tax because it determined it should not be subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. The Company believes that such determination prospectively removes the “probable” condition required by Statement of Financial Accounting Standard 5 (“SFAS 5”) to accrue a contingent liability. For the three and nine months ended September 30, 2004, this change in accounting estimate had the effect of lowering the Company’s cost of sales and net loss, compared to the prior year period, by approximately $1,041 ($0.00 per share) and $2,141 ($0.01 per share), respectively. The Company did not reverse the liability of approximately $19,455 that was accrued at the statutory tax rate as of March 31, 2004, because the Company believes that the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. The Company believes that the criteria for derecognizing the liability for the tax reflected in its condensed consolidated balance sheet as of March 31, 2004, will be met when one of the following occurs: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that it is not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. Furthermore, during the three and nine months ended September 30, 2004, the Company recorded a bad debt recovery in the amount of $1,600 as a result of a settlement of a previously written down account receivables balance from one of its wholesale customers. For the three and nine months ended September 30, 2004, this change in accounting estimate decreased the Company’s selling, general and administrative expenses and net loss by $1,600 ($0.01 per share).
     During the nine months ended September 30, 2004, the Company reduced its estimates of a transaction-based tax liability and certain employment related tax liabilities due to the expiration of the statute of limitations for the corresponding tax returns. For the nine months ended September 30, 2004, these changes in accounting estimates decreased the Company’s cost of sales by $2,023, selling, general and administrative expenses by $1,971 and net loss by $3,994 ($0.02 per share).
Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares outstanding subject to repurchase.
     Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share, except that the weighted-average number of common shares outstanding computed for basic earnings (loss) per share is increased by the weighted-average number of common shares resulting from the (i) exercise of stock options and warrants using the treasury stock method, and (ii) conversion of convertible debt instruments. Equity instruments are excluded from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments is not dilutive to earnings (loss) per share. In applying the treasury stock method for dilutive stock-based compensation arrangements, the assumed proceeds are computed as the sum of (i) the amount, if any, the employee must pay upon exercise, (ii) the amounts of compensation cost attributed to future services and not yet recognized, and (iii) the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options. In addition, in computing the dilutive effect of convertible securities, net income (loss) is adjusted to add back (i) any convertible preferred dividends, and (ii) the after-tax amount of interest recognized in the period associated with any convertible debt.

     The following table presents the calculation of weighted-average number of common shares outstanding used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic:
Weighted-average number of common shares outstanding	266,483	260,495	264,802	245,299
Less weighted-average number of common shares outstanding subject to repurchase	(71)	(191)	(71)	(80)

Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	266,412	260,304	264,731	245,219
Diluted:
Dilutive stock options and warrants	—	—	5,540	—
Common shares subject to repurchase	—	—	71	—

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	266,412	260,304	270,342	245,219

     For the three months ended September 30, 2005 and the three and nine months ended September 30, 2004, the weighted-average number of common shares outstanding used in the computations of diluted loss per share is the same as basic because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of convertible debentures is not dilutive.
     The total number of stock options, options under employee stock purchase plan, warrants and common stock issuable under the assumed conversion of convertible debentures that were excluded from the computation of diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Stock options	26,728	26,659	23,851	26,659
Options under employee stock purchase plan	8,863	8,312	6,843	8,312
Warrants	6,514	6,514	5,871	6,514
Common stock issuable under the assumed conversion of its convertible debentures	39,380	39,380	39,380	39,380
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
     The following table illustrates the pro forma effect on net income (loss), weighted-average number of common shares outstanding, and earnings (loss) per share had the Company applied the fair value method to account for stock-based awards to employees:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(15,805)	$(13,804)	$2,166	$(34,741)
Stock-based employee compensation expense (reversal) included in the determination of net income (loss), as reported	30	(1,079)	(833)	896
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(3,308)	(6,719)	(10,438)	(18,224)

Net loss, pro forma	$(19,083)	$(21,602)	$(9,105)	$(52,069)

Weighted-average number of common shares outstanding used in the computations of basic and diluted loss per share	266,412	260,304	264,731	245,219

Basic and diluted loss per common share:
As reported	$(0.06)	$(0.05)	$0.01	$(0.14)

Pro forma	$(0.07)	$(0.08)	$(0.03)	$(0.21)

Comprehensive Income (Loss)
     Comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(15,805)	$(13,804)	$2,166	$(34,741)
Unrealized gains (losses) on available-for-sale securities	(1,608)	50	29,838	(57)
Realized gain on equity securities previously included in unrealized gain (loss)	(12,658)	—	(29,806)	—
Foreign currency translation adjustment	481	—	962	—

Comprehensive income (loss)	$(29,590)	$(13,754)	$3,160	$(34,798)

Inventories
     Inventories, consisting primarily of customer premises equipment (“CPE”), are stated at the lower of cost, determined using the “first-in, first-out” method, or market. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of sales.
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

Collateralized and Other Customer Deposits
     The Company entered into a 10-year resale agreement with SBC Communications (“SBC”) in December 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. Under the arrangement with SBC, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the resale agreement, SBC made a $75,000 non-interest-bearing prepayment, which is collateralized by substantially all of the Company’s domestic assets. As the Company provides certain products and services to SBC, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of SBC’s right to do so under the resale agreement. The total balance of the prepayment as of September 30, 2005 was $46,234. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on the current quantity of products and services for which SBC is being billed, and the actual amount sold during this period may be greater or lesser than this estimated amount.
     SBC has reached an agreement to acquire AT&T Corp. (“AT&T”), another one of the Company’s wholesale customers. On May 5, 2005, the Company announced that it reached an agreement with SBC and AT&T setting forth terms under which the Company will provide broadband access to AT&T and SBC following their merger. The Agreement will allow both SBC and AT&T to use the remainder of the prepayment described in the preceding paragraph. The agreement is contingent upon completion of the SBC and AT&T merger. SBC has indicated that the acquisition is expected to be completed by December 31, 2005. The completion of this acquisition and our related agreement with SBC and AT&T will likely result in accelerated utilization of the SBC prepayment. The Company will continue to monitor these events to determine whether a change in these classifications is appropriate.
     On May 27, 2005, the Company entered into a strategic agreement with EarthLink, Inc. (“EarthLink”) to develop and deploy the Company’s line-powered voice services. Under the arrangement with EarthLink, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company has agreed to use exclusively and solely for expenditures related to the development and deployment of its line-powered voice services. Consequently, the Company classified the unused cash balance of the prepayment as restricted cash and cash equivalents as of September 30, 2005. As the Company provides the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of EarthLink’s right to do so under the agreement. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase, and the actual amount sold during this period may be greater or lesser than this estimated amount.
Post-Employment Benefits
     Post-employments benefits primarily consists of the Company’s severance plans. These plans are primarily designed to provide severance benefits to those eligible employees of the Company whose employment is terminated in connection with reductions in its workforce. The Company has not accrued for this employee benefit, other than for individuals that have been notified of termination, because it cannot reasonably determine the probability or the amount of such payments.
Recent Accounting Pronouncements
     On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”), No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
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
     In December 2004, the FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s condensed consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black- Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.
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
     On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS 123R’s implementation challenges and enhance the information that investors receive.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets.” SFAS eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s condensed consolidated statement of operations and financial condition for the three and nine months ended September 30, 2005.
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its condensed consolidated statement of operations and financial condition.
     In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and is applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2005.
2. Revenue Recognition
     Revenues from recurring service are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. If a customer is (i) experiencing financial difficulties and, (ii) is not current in making payments for the Company’s services or, (iii) is essentially current in making payments but, subsequent to the end of the reporting period, the financial condition of such customer deteriorates significantly or such customer files for bankruptcy protection, then, based on this information, the Company may determine that the collectibility of revenues from this customer is not reasonably assured or its ability to retain some or all of the payments received from a customer that has filed for bankruptcy protection is not reasonably assured. Accordingly, the Company classifies this group of customers as “financially distressed” for revenue recognition purposes. Revenues from financially distressed customers are recognized when cash for the services to those customers is collected, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. At the time a customer files for bankruptcy, payments received during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.
     Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the Company’s condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded in the Company’s condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $1,661 and $5,052 for the three and nine months ended September 30, 2005, respectively, and $1,356 and $4,022 for the three and nine months ended September 30, 2004, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues.
     The Company recognizes up-front fees associated with service activation over the expected term of the customer relationships, which ranges from twenty-four to forty-eight months, using the straight-line method. The Company treats the incremental direct costs of service activation (which consist principally of CPE, service activation fees paid to other telecommunications companies and sales commissions) as deferred charges in amounts that are no greater than the up-front fees that are deferred. These deferred incremental direct costs are amortized to expense using the straight-line method over twenty-four to forty-eight months.
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
     Accounts receivable consisted of the following:

	September 30, 2005	December 31, 2004
Gross accounts receivable	$35,161	$31,607
Allowance for service credits	(2,665)	(1,405)
Allowance for bad debts	(365)	(161)

Accounts receivable, net	$32,131	$30,041

Significant Customers
     The Company had approximately 410 wholesale customers as of September 30, 2005. For the three and nine months ended September 30, 2005, the Company’s 30 largest wholesale customers collectively comprised 92.3% and 92.2%, respectively, of the Company’s total wholesale gross revenues, and 65.7% and 65.5%, respectively, of the Company’s total gross revenues. For the three and nine months ended September 30, 2004, the Company’s 30 largest wholesale customers collectively comprised 92.8% and 93.3%, respectively, of the Company’s total wholesale gross revenues, and 66.1% and 67.6%, respectively, of the Company’s total gross revenues. As of September 30, 2005 and December 31, 2004, receivables from these customers collectively comprised 60.3% and 65.1%, respectively, of the Company’s gross accounts receivable balance.

     Two of the Company’s wholesale customers, EarthLink and AT&T, accounted for 14.3% and 13.4%, respectively, of the Company’s total net revenues for the three months ended September 30, 2005. These customers accounted for 15.1% and 13.8%, respectively, of the Company’s total net revenues for the nine months ended September 30, 2005. For the three months ended September 30, 2004, these customers comprised 16.1% and 13.5%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2004, these customers accounted for 17.2% and 13.3%, respectively, of the Company’s total revenues. Accounts receivable from these customers totaled 14.9% and 12.8%, respectively, of the Company’s gross accounts receivables as of September 30, 2005. As of December 31, 2004, accounts receivable from these customers totaled 17.9% and 20.9%, respectively. No other individual customer accounted for more than 10% of the Company’s total net revenues for the three and nine months ended September 30, 2005 and September 30, 2004.
     On January 31, 2005, AT&T announced that it had agreed to be acquired by SBC. This acquisition is subject to regulatory, antitrust and other forms of review. Based upon the statements of the parties, subject to the outcome of these reviews, the transaction is expected to close by December 31, 2005. At this time, the Company cannot reliably predict the effects of this transaction on its revenues derived from AT&T and SBC or the timing of any such effects.
Wholesaler Financial Difficulties
     During the three and nine months ended September 30, 2005, the Company issued bills to its financially distressed customers aggregating $683 and $2,282, respectively, that were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings, as compared to the corresponding amounts of $821 and $2,623 for the three and nine months ended September 30, 2004, respectively. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $613 and $2,206 during the three and nine months ended September 30, 2005, respectively, and $774 and $2,190 during the three and nine months ended September 30, 2004, respectively. Revenues from customers that filed for bankruptcy accounted for 0.3% of the Company’s total net revenues for both the three and nine months ended September 30, 2005, and 0.4% of the Company’s total net revenues for both the three and nine months ended September 30, 2004. The Company had contractual receivables from its financially distressed customers totaling $661 and $1,317 as of September 30, 2005 and December 31, 2004, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates. Although MCI, Inc. (“MCI”) filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from MCI on an accrual basis until MCI emerged from bankruptcy in April 2004. Consequently, the amounts in this paragraph related to financially distressed customers exclude amounts pertaining to MCI.
     The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to September 30, 2005, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of September 30, 2005, that the Company believes may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 10.8% and 11.0%, of the Company’s total net revenues for the three and nine months ended September 30, 2005, respectively, and 6.9% and 7.9% of the Company’s total net revenues for the three and nine months ended September 30, 2004. As of September 30, 2005 and December 31, 2004, receivables from these customers comprised 12.9% and 8.8%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to September 30, 2005, revenues from such customers will only be recognized when cash is collected, as described above.
3. Customer Warrants
     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares at $0.94 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the year ended December 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believes that future revenues from AT&T will exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.63%. None of these warrants were exercised during the three and nine months ended September 30, 2005 or 2004, or had expired as of September 30, 2005. As of September 30, 2005 and December 31, 2004 the unamortized amount of the warrants was $0 and $660, respectively.
     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase shares of the Company’s common stock as follows: 1,500 shares at $1.06 per share, 1,000 shares at $3.00 per share and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive during the year ended December 31, 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during the three and nine months ended September 30, 2005 or 2004, or had expired as of September 30, 2005. As of September 30, 2005 and December 31, 2004 the unamortized amount of the warrants was $1,454 and $2,023, respectively.
     Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of September 30, 2005. Such warrants are exercisable at a purchase price ranging from $0.01 to $2.13 per share and are fully vested as of September 30, 2005. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008.
     The Company recorded amortization on the above described warrants in the amount of $355 and $1,229 for the three and nine months ended September 30, 2005, respectively, and $437 and $1,311 for the three and nine months ended September 30, 2004, respectively.
4. Restructuring
Reduction in Force
     The Company reduced its workforce by approximately 8 and 61 employees, respectively, which represented approximately 0.7% and 5.5% of the Company’s workforce during the three and nine months ended September 30, 2004, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, the Company recorded a charge to operations for the three and nine months ended September 30, 2004 of $145 and $915, respectively, relating to employee severance benefits. During the three and nine months ended September 30, 2004, the Company paid severance benefits of approximately $185 and $833, respectively. The Company paid the remainder of the severance benefits accrued as of September 30, 2004 during the three months ended December 31, 2004. The expenses associated with these reductions in force for the three and nine months ended September 30, 2004 were $8 and $287, respectively, related to the Company’s Wholesale segment, and none and $253, respectively, related to the Company’s Direct segment. The remaining $137 and $375 in expenses associated with these reductions in force were related to the Company’s Corporate Operations for the three and nine months ended September 30, 2004, respectively. The Company did not record restructuring activities during the three and nine months ended September 30, 2005.

Other Restructuring Activities
     On September 22, 2000, the Company acquired BlueStar Communications Group, Inc. and its subsidiaries (collectively “BlueStar”), in a transaction accounted for as a purchase. BlueStar, a wholly owned subsidiary of the Company, provided broadband communications and Internet services to small and medium-sized businesses. Continued losses at BlueStar, caused the Company’s board of directors to decide, on June 22, 2001, to cease the Company’s funding of BlueStar’s operations.
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
     As of September 30, 2005, the Company had a $3,500 revolving line of credit note with a bank that was available through May 1, 2006. The outstanding principal balance of the note bears interest at a rate per annum equal to the prime rate. Interest accrued on the note is payable on the last day of each month commencing on May 31, 2005. The outstanding principal balance of the note is due in full on May 1, 2006. As of September 30, 2005, the amount of revolving line of credit note available was $182 as a result of various letters of credit issued against the line. There was no outstanding principal balance as of September 30, 2005.

6. Commitments and Contingencies
Litigation
     On December 13, 2001, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order confirming the Company’s pre-negotiated First Amended Plan of Reorganization as modified on November 26, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Plan was consummated and the Company emerged from bankruptcy. Under the Plan, the Company settled several claims against it. As of September 30, 2005 and 2004, there were approximately $35 and $1,327, respectively, in unresolved claims related to the Company’s Chapter 11 bankruptcy proceedings. As of September 30, 2005 and 2004, the Company had recorded $35 and $364, respectively, for these unresolved claims in its condensed consolidated balance sheets. However, it is reasonably possible that the Company’s unresolved Chapter 11 bankruptcy claims could ultimately be settled for amounts that differ from the amounts recorded in the Company’s condensed consolidated balance sheets.
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
     Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the underwriters who handled the Company’s stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002, the plaintiffs amended their complaint and removed the Company as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs presently claim others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The plaintiffs and the issuer defendants have reached a tentative agreement to settle the matter, and the Company believes the tentative settlement will not have a material adverse effect on its consolidated financial position or results of operations. That settlement, however, has not been finalized. If the settlement is not finalized, the Company believes these officers and directors have strong defenses to these lawsuits and intends to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee that these officers and directors will prevail.
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
     The Company is subject to state public utility commission, Federal Communications Commission (“FCC”) and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, the Company is engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to it and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on the Company’s condensed consolidated financial position and results of operations if it is denied or charged higher rates for transmission lines or central office spaces.
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
Other Contingencies
     As of September 30, 2005, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position and results of operations.
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
     The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 during the year ended December 31, 2003. During the year ended December 31, 2004, the Company determined that it does not owe a portion of this tax, approximately $3,079, and consequently, released the amount as a benefit to the statement of operations. In addition, during the nine months ended September 30, 2005, the Company determined that it does not owe an additional portion of this tax, approximately $419, and consequently, released the amount as a benefit to the statement of operations. It is the Company’s opinion that such analysis will be concluded without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of these tax liabilities, as reflected in the accompanying condensed consolidated balance sheets as of September 30, 2005, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position and results of operations.
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

     Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. During the three and nine months period ended September 30, 2005, the Company recorded $10 and $546 of expenses as a result of an indemnification clause in a contract with one of its customers that is a defendant in a patent infringement dispute. The Company expects that it will continue to incur these expenses in future periods, but the amount of this obligation cannot be reasonably estimated.
Commitments
     Effective July 27, 2005, the Company entered into an agreement to lease additional space in San Jose, California. The lease is for a period of five years which commences on October 1, 2005. The lease increases the Company’s lease commitments by approximately $2,923.
     Effective August 1, 2005, the Company entered into an agreement to extend the terms of its office lease in Denver, Colorado, and to vacate 14,871 square feet of office space on August 1, 2005, reducing the base rent amount. The extension is for a period of 4.3 years which commences on April 1, 2007. This amendment increases the Company’s lease commitments by approximately $2,710.
     Effective June 9, 2005, the Company entered into an agreement to lease a new office in Jersey City, New Jersey, to replace the current office in that city, whose lease expires on September 30, 2005. The new lease is for a period of five years which commences on October 1, 2005. The lease increases the Company’s lease commitments by approximately $979.
     Effective March 31, 2005, the Company entered into an agreement to extend the terms of its office lease in Herndon, Virginia. The extension is for a period of five years which commences on August 1, 2005. The extension of the lease increases the Company’s lease commitments by approximately $5,029.
     In 2005, the Company entered into an agreement with Sylantro Systems Corporation to obtain discounted pricing on ComSuite Module licenses. For 2005, the Company has a minimum remaining aggregate purchase commitment of $675 as of September 30, 2005.
     In 2002, the Company entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to the Company. The Company has an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $562 as of September 30, 2005.
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
     The Company evaluates performance and allocates resources to the segments based on income or loss from operations, excluding certain operating expenses, such as depreciation and amortization, and other income and expense items. The Company does not segregate all of its assets or its cash flows between its two segments because these resources are not managed separately by segment. The Company similarly manages its capital expenditures and cash needs as one entity. Therefore, the Company does not allocate such operating expenses and other income and expense items to its business segments because it believes that these expenses and other income items are not directly managed or controlled by its business segments.
     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and nine months ended September 30, 2005 and 2004 are as follows:

As of and for the three months			Total	Corporate	Consolidated
ended September 30, 2005:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$79,724	$32,345	$112,069	$—	$112,069
Cost of sales (exclusive of depreciation and amortization)	52,399	21,440	73,839	10,658	84,497
Selling, general and administrative	1,913	11,029	12,942	26,571	39,513
Depreciation and amortization	—	—	—	16,038	16,038
Income (loss) from operations	25,412	(124)	25,288	(53,267)	(27,979)
Other income, net	—	—	—	12,174	12,174
Net income (loss)	$25,412	$(124)	$25,288	$(41,093)	$(15,805)
Total assets	$44,327	$20,331	$64,658	$265,527	$330,185

As of and for the three months			Total	Corporate	Consolidated
ended September 30, 2004:	Wholesale	Direct	Segments	Operations	Total
Revenues net	$75,296	$30,391	$105,687	$—	$105,687
Cost of sales (exclusive of depreciation and amortization)	42,488	15,574	58,062	7,877	65,939
Selling, general and administrative	1,715	12,309	14,024	21,464	35,488
Depreciation and amortization	—	—	—	19,406	19,406
Provision for restructuring expenses	8	—	8	137	145
Income (loss) from operations	31,085	2,508	33,593	(48,884)	(15,291)
Other income, net	—	—	—	1,487	1,487
Net income (loss)	$31,085	$2,508	$33,593	$(47,397)	$(13,804)
Total assets	$49,328	$54,646	$103,974	$304,946	$408,920

As of and for the nine months			Total	Corporate	Consolidated
ended September 30, 2005:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$234,155	$95,373	$329,528	$—	$329,528
Cost of sales (exclusive of depreciation and amortization)	146,406	59,518	205,924	27,562	233,486
Selling, general and administrative	6,238	38,164	44,402	78,977	123,379
Depreciation and amortization	—	—	—	52,813	52,813
Income (loss) from operations	81,511	(2,309)	79,202	(159,352)	(80,150)
Other income, net	—	—	—	82,316	82,316
Net income (loss)	$81,511	$(2,309)	$79,202	$(77,036)	$2,166

As of and for the nine months			Total	Corporate	Consolidated
ended September 30, 2004:	Wholesale	Direct	Segments	Operations	Total
Revenues net	$232,900	$88,590	$321,490	$—	$321,490
Cost of sales (exclusive of depreciation and amortization)	133,301	40,490	173,791	23,190	196,981
Selling, general and administrative	6,332	23,380	29,712	70,956	100,668
Depreciation and amortization	—	—	—	57,856	57,856
Provision for restructuring expenses	286	254	540	375	915
Income (loss) from operations	92,981	24,466	117,447	(152,377)	(34,930)
Other income, net	—	—	—	189	189
Net income (loss)	$92,981	$24,466	$117,447	$(152,188)	$(34,741)
     During the three months ended June 30, 2005, the Company changed certain allocations to its business segments. Prior period balances have been adjusted to conform with the current period presentations.

8. Acquisition of GoBeam, Inc.
     On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc. (“GoBeam”), a Delaware corporation based in Pleasanton, California, that provides VoIP solutions to small and medium-sized businesses. The Company acquired GoBeam to accelerate its plan to enter the VoIP market. As a result of the acquisition, the Company has added a VoIP offering to its current portfolio of products and services. In addition, the Company also planned to realize certain costs synergies and strategic value from combining the two enterprises. These factors contributed to a purchase price that was in excess of the fair value of GoBeam’s net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization.
     As a result of the merger, the Company issued 18,724 shares of its common stock. Additionally, the Company has reserved 266 shares to cover shares issuable upon exercise of assumed GoBeam stock options and 3 shares to cover assumed warrants. Of the shares issued in conjunction with the merger, 2,216 shares were placed in an escrow account until August 2005 to cover GoBeam’s indemnification obligations under the merger agreement. The Company released the shares from escrow during August 2005.
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
     The customer relationships were valued using an income approach, which projects the associated revenues, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through September 30, 2005, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships.

     The internal use software was valued using the replacement cost approach. This approach estimates value based upon estimated cost to recreate the software with equivalent functionality. Through September 30, 2005, this intangible asset was being amortized on a straight-line basis over a period of sixty months.
     Goodwill was determined based on the residual difference between the purchase cost and the values assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company tests for impairment of these assets on at least an annual basis.
     The following unaudited pro forma financial information presents the condensed consolidated results of operations of the Company as if the acquisition of GoBeam had occurred at the beginning of the period presented. For the nine months ended September 30, 2004, net loss included GoBeam merger expenses of $4,247. In addition, for the nine months ended September 30, 2004, net loss included a charge of $1,848 for costs associated with the exit of a real estate property lease. This financial information does not purport to be indicative of the results of the operations that would have occurred had the acquisition been made at the beginning of the periods presented, or the results that may occur in the future:

Nine months ended
September 30, 2004
Revenue	$324,441
Net loss	$(42,311)
Basic and diluted net loss per share	$(0.16)
     Upon closing of the acquisition of GoBeam, the Company effectively granted 337 shares of restricted common stock to certain employees of GoBeam. The restricted common stock was valued on the date of issuance at $1.96 per share and vested over a period of two years. Accordingly the Company recorded deferred stock-based compensation of $660 during the three months ended June 30, 2004. During the three months ended September 30, 2004, as a result of the resignation of one of the Company’s executives, the Company reversed $289 of such deferred stock-based compensation and cancelled 148 shares of the restricted common stock. The remaining net deferred stock-based compensation balance of $371 at December 31, 2004 is being amortized on an accelerated basis over the vesting period consistent with the method described in FIN 28. For the three and nine months ended September 30, 2005, the Company recognized $24 and $164, respectively, of stock-based compensation related to such amount. The remaining $26 will be amortized over the next eight months.
     As part of the acquisition of GoBeam, the Company sold 834 shares for $1,781, or $2.13 per share, to pay for GoBeam’s merger expenses.
9. Related Party Transactions
     A member of the Company’s Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $69 and $221 during the three and nine months ended September 30, 2005, respectively, and $87 and $285 during the three and nine months ended September 30, 2004, respectively. Accounts receivables from TelePacific were $23 as of September 30, 2005 and $29 as of December 31, 2004, respectively. L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $15 and $293 to BEA during the three and nine months ended September 30, 2005, respectively, and $30 and $563 during the three and nine months ended September 30, 2004, respectively. Charles Hoffman, the Company’s CEO, is a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company paid $0 and $620 to Chordiant during the three and nine months ended September 30, 2005, respectively, and $1,311 and $2,806 during the three and nine months ended September 30, 2004, respectively. Gary Hoffman, a sibling of the Company’s Chief Executive Officer, is employed by the Company. During the three and nine months ended September 30, 2005, Gary Hoffman received compensation in the form of salary and commissions in the amount of $35 and $89, respectively, as well as an option grant to purchase 2 shares of the Company’s common stock at an exercise price of $1.54. During the three and nine months ended September 30, 2004, Gary Hoffman received compensation in the form of salary and commissions in the amount of $21 and $66, respectively, as well as an option grant to purchase 4 shares of the Company’s common stock at an exercise price of $3.34.

10. 2003 Employee Stock Purchase Plan
     In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan. Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period, or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ended in June 2005 was subject to variable accounting. Accordingly the Company recorded net cumulative deferred stock-based compensation of $13,886 over the offering period. During the nine months ended September 30, 2005, the Company reversed $1,011 to operations (none for the three months ended September 30, 2005). For the three and nine months ended September 30, 2004, the Company recognized an expense (reversal) of $(1,143) and $759, respectively. As of June 30, 2005, the net deferred stock compensation balance was fully amortized to operations.
11. Sale of Investments
     In August 2000, the Company made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately- held Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. The Company recorded a net realized gain of $12,177 and $28,844, respectively, for the three and nine months ended September 30, 2005 as a result of the sale of 5 and 10 shares of ACCA, respectively, during the three and nine months ended September 30, 2005.
12. Income Taxes
     Although the Company recorded net income for the nine months ended September 30, 2005, it projects that on an annualized basis it will record a net loss for the year ending December 31, 2005. The Company made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because it incurred net losses for the periods presented, or expects to incur net losses for the current year.
13. Subsequent Events
     On October 12, 2005, the Company filed a universal shelf registration statement on Form S-3 with the SEC. After the registration statement has become effective, the Company may, from time to time, offer its common stock, preferred stock, debt securities and warrants, or any combination of the foregoing, which together has an aggregate value of up to $150,000. The securities may be offered, separately or together, in separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement.
     On October 4, 2005, the Company entered into an Agreement and Plan of Merger (the “Agreement”) to acquire all of the outstanding shares of NextWeb, Inc., a provider of wireless broadband services in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas. The Company will pay approximately $23,000 in aggregate consideration for the NextWeb shares, and for assumed bonus obligations to NextWeb employees. Approximately $1,700 of the Company stock included in the consideration will be placed in an escrow account that shall be available for claims by the Company based upon breaches of representations, warranties or certain other matters as more fully described in the Agreement.
     The consideration will be paid with a combination of approximately $19,000 in Company stock and up to $4,000 in cash. The value of the Company stock in the Agreement is set at $1.157 per share, but is subject to a collar arrangement that would adjust this value as more fully described in the Agreement. The transaction is expected to close by the end of 2005 and is subject to customary closing conditions, including the approval of NextWeb’s shareholders.
     During the month of October 2005, the Company made a decision to reduce its workforce by approximately 104 employees, or 8.7% of the total workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with these reductions, the Company expects to record a charge to operations of approximately $2,300 relating to employee severance benefits under its existing severance plan. The Company expects that most of the charge will be recorded for the three moths ending December 31, 2005.

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
(All dollar and share amounts are presented in thousands, except per share amounts)
Overview
Our Business
     We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas, which include over 900 cities. Our telecommunications network allows us to offer services to more than 57 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, voice over Internet Protocol telephony, or VoIP, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, SBC Communications, Inc., or SBC, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of September 30, 2005, we had approximately 578,400 broadband access end-users and 1,035 VoIP business customers with a combined total of approximately 36,100 VoIP stations.
     We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of September 30, 2005, Wholesale had approximately 498,500 DSL and T-1 lines in service, up from 448,700 lines at the end of September 30, 2004.
     Our Direct segment sells VoIP, high-speed data connectivity and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of September 30, 2005, Direct had approximately 79,900 DSL and T-1 lines in service, up from 76,200 lines at the end of September 30, 2004.
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
     Cash management — We concluded the three months ended September 30, 2005 with cash, cash equivalents, restricted cash and cash equivalents and short-term investments in debt securities of $116,065. This balance was comprised of $94,417 in unrestricted cash and cash equivalents, $17,481 in unrestricted short-term investments in debt securities and $4,167 in restricted cash and cash equivalents. We continue to manage expenses closely. Our ability to attain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue. As discussed below under “Recent Developments,” we entered into a plan of merger with NextWeb, Inc. We expect to pay up to $4,000 in cash as part of the consideration of the purchase price. We expect the transaction to close by the end of 2005.
     Efficiently deliver broadband Internet access services to consumers — The delivery of stand-alone high-speed Internet connectivity services by our ISP customers is facing intense competition from the RBOCs and cable providers like Comcast, Time Warner and Cox Communications, who are aggressively pricing their consumer broadband services, often as part of a bundled service offering. We believe these market conditions have placed additional pricing pressure on us and our resellers, reduced the number of orders for our services, and have caused a higher level of churn among our end-users. During the first half of 2004, these conditions caused reductions of approximately 2,600 in our total number of broadband end-users. However, we experienced net additions of approximately 18,800 broadband end-users in the second half of 2004 and 45,200 broadband end-users for the nine months ended September 30, 2005.
     Respond to Changes in Telecommunications Regulations — Federal, state and local government regulations affect our services. In particular, we rely upon provisions of the 1996 Telecommunications Act to procure certain facilities and services from the ILECs that are necessary to provide services. As a result, our business can be materially affected by changes in applicable rules and policies as a result of Federal Communications Commission, or FCC, decisions, legislative actions at both the state and federal level, rulings from state public utility commissions, and court decisions. Such changes may reduce our access to network elements at regulated prices and increase our costs. We have changed our business in the past to respond to new regulatory developments and it is likely that we will need to make similar changes in the future.
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
Recent Developments
     On October 12, 2005, we filed a universal shelf registration statement on Form S-3 with the SEC. After the registration statement has become effective, we may, from time to time, offer our common stock, preferred stock, debt securities and warrants, or any combination of the foregoing, which together has an aggregate value of up to $150,000. The securities may be offered, separately or together, in separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement.

     On October 4, 2005, we entered into an Agreement and Plan of Merger (the “Agreement”) to acquire all of the outstanding shares of NextWeb, Inc., a provider of wireless broadband services in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas. We plan to acquire NextWeb to accelerate our commercial deployment into the wireless broadband market. We expect that the acceleration will enable us to enhance our portfolio of products, reduce the cost of access and reduce our dependency on copper lines.
     We will pay approximately $23,000 in aggregate consideration for the NextWeb shares, and for assumed bonus obligations to NextWeb employees. Approximately $1,700 of the Covad stock included in the consideration will be placed in an escrow account that shall be available for claims based upon breaches of representations, warranties or certain other matters as more fully described in the Agreement. The consideration will be paid with a combination of approximately $19,000 in Covad stock and up to $4,000 in cash. The value of the Covad stock in the Agreement is set at $1.157 per share, but is subject to a collar arrangement that would adjust this value as more fully described in the Agreement. The transaction is expected to close by the end of 2005 and is subject to customary closing conditions, including the approval of NextWeb’s shareholders.
     During the month of October 2005, we made a decision to reduce our workforce by approximately 104 employees, or 8.7% of the total workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with these reductions, we expect to record a charge to operations of approximately $2,300 relating to employee severance benefits under our existing severance plan. We expect that most of the charge will be recorded for the three months ending December 31, 2005.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our condensed consolidated financial statements:
•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty-four to forty-eight months using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, or CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over a range of twenty-four to forty-eight months.

•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market, determined using the “first-in, first-out” method. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. We determine our reporting units, for purposes of testing for impairment, by determining how we manage our operations, if a component of an operating unit constitutes a business for which discrete financial information is available and our management regularly reviews such financial information, and how the acquired entity is integrated with our operations. Based on these criteria, we determined that our Wholesale and Direct segments are our reporting units. On June 8, 2004, we completed the acquisition of all of the outstanding shares of privately-held GoBeam, Inc., or GoBeam, as described in Note 8 to our condensed consolidated financial statements, “Acquisition of GoBeam, Inc.” We integrated and manage the GoBeam business within our Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our condensed consolidated financial position and results of operations.

•	We continue to analyze the applicability of certain transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This analysis includes discussions with authorities of jurisdictions in which we do business and various transaction-based tax experts to determine the extent of our transaction-based tax liabilities. We believe that these discussions will be concluded without a material adverse effect on our condensed consolidated financial position and results of operations. It is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our condensed consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	We account for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our condensed consolidated statements of operations. We use the intrinsic value method in accounting for employee stock options because the alternative fair value accounting requires us to use option valuation models that were not developed for use in valuing employee stock options. Rather, such option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates of these valuation models, we believe such existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.
Recent Accounting Pronouncements
     On June 1, 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board, or APB, Opinion No. 20 and FASB Statement No. 3.” SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.
     In March 2005, the FASB issued Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt FIN 47 by no later than December 31, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our condensed consolidated statement of operations and financial condition for the year ending December 31, 2005.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.
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
     On March 29, 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS No. 123(R)’s implementation challenges and enhance the information that investors receive.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets.” SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB opinion 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on our condensed consolidated statement of operations and financial condition for the three and nine months ended September 30, 2005.
     In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our condensed consolidated statement of operations and financial condition.
     In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on our consolidated financial statements for the three and nine months ended September 30, 2005.
Results of Operations For The Three and Nine Months Ended September 30, 2005 and 2004
Business Segment Information
     We manage our business segments based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs, and enterprise and telecommunications carrier customers. Our direct segment, or Direct, is a provider of voice and data communication services, which include VoIP, high-speed Internet access and other related services, to individuals, small and medium-sized businesses, and other organizations. We report all other operations and activities as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support our revenue producing segments and include costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed or controlled by our business segments.
     We measure our business segments’ profitability as income from operations, excluding certain operating expenses such as depreciation and amortization, and other income and expense items. We record business segments’ net revenues based upon the differences in customers and related marketing channels. Wholesale net revenues are primarily driven by products and services sold to large resellers, whereas Direct net revenues are primarily driven by products and services sold directly to end-users. Our business segments’ operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to our customers. Our business segments’ network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, CPE, and equipment maintenance. Operating expenses also consist of labor and related non-labor expenses for customer care, dispatch, and repair and installation activities.

     We allocate network costs to our business segments based on their consumption of circuit or equipment capacity. We allocate end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. CPE cost is directly assigned to a business segment based on installations performed by such segment and the cost of each specific CPE. We allocate labor costs from our operations to our business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. We allocate employee compensation for our sales forces directly to the business segments based on the customers they sell to and serve. We allocate advertising and promotions to the business segments primarily based on expenditures incurred to stimulate demand for target customers within those segments.
Revenues, net
     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP services, monthly billings for T-1 circuits, monthly billings for high-capacity circuits sold to our wholesale customers and to a lesser degree from dial-up services sold to end-users. Because we do not recognize revenue from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three and nine months ended September 30, 2005 and 2004 have been impacted by the timing of receipt of payments from these customers. Our revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and Federal Universal Service Fund, or FUSF, charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.
     Our net revenues of $112,069 for the three months ended September 30, 2005 increased by $6,382, or 6.0%, from $105,687 for the three months ended September 30, 2004. $6,831 of this increase was attributable to an increase in broadband net revenues as a result of adding end-users to our network, and $1,128 was due as a result of the addition of our VoIP services, which began in June 2004. These increases were offset by lower selling prices which reduced broadband net revenue by $837, and a $740 decrease in dial-up revenue, as a result of the continuing decline in the demand for this service.
     Our net revenues of $329,528 for the nine months ended September 30, 2005 increased by $8,038, or 2.5%, from $321,490 for the nine months ended September 30, 2004. $19,529 of this increase was attributable to an increase in broadband net revenues as a result of adding end-users to our network, and $5,267 was as a result of the addition of our VoIP services. These increases were offset by lower selling prices which reduced broadband net revenue by $13,831, and a $2,927 decrease in dial-up revenue, as a result of the continuing decrease in the demand for this service.
     We expect to continue to add new broadband end-users and VoIP customers and stations to our network. We also expect to continue to experience competitive pricing pressures for our current services, equipment and products. As a result, we expect high levels of customer disconnects, particularly in our core DSL broadband access, which may be greater than the number of new end-users. We also expect customer rebates and incentives to continue to be an element of our sales and marketing programs and we also may reduce our prices in order to respond to competitive market conditions. It is possible that these conditions will cause our revenue to decline in future periods if we do not generate sufficient levels of new end-users.

     Segment Revenues and Significant Customers
     Our segment net revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Wholesale	$79,724	$75,296	$234,155	$232,900
Percent of total net revenues	71.1%	71.2%	71.1%	72.4%
Direct	$32,345	$30,391	$95,373	$88,590
Percent of total net revenues	28.9%	28.8%	28.9%	27.6%
     Our wholesale net revenues for the three months ended September 30, 2005 increased by $4,428, or 5.9%, when compared to the three months ended September 30, 2004. This increase was attributable to a $4,905 increase in broadband net revenues as a result of adding end-users to our network, offset by a $477 decrease in broadband net revenues as a result of lower selling prices. Our direct net revenues for the three months ended September 30, 2005 increased by $1,954, or 6.4%, when compared to the three months ended September 30, 2004. This increase was attributable to a $1,926 increase in broadband net revenues as a result of adding end-users to our network, and $1,128 as a result of the addition of our VoIP services. These increases were offset by a $360 decrease in broadband net revenues as a result of lower selling prices and a $740 decrease in dial-up revenue as a result of the continuing decrease in demand for this service.
     Our wholesale net revenues for the nine months ended September 30, 2005 increased by $1,255, or 0.5%, when compared to the nine months ended September 30, 2004. This increase was attributable to a $13,518 increase in broadband net revenues as a result of adding end-users to our network; offset by a $12,263 decrease in broadband net revenues as a result of lower selling prices. Our direct net revenues for the nine months ended September 30, 2005 increased by $6,783, or 7.7%, when compared to the nine months ended September 30, 2004. This increase was attributable to a $6,011 increase in broadband net revenues as a result of adding end-users to our network, and $5,267 as a result of the addition of our VoIP services. These increases were offset by a $1,568 decrease in broadband net revenues primarily as a result of lower selling prices, and a $2,927 decrease in dial-up revenue as a result of the continuing decrease in demand for this service.
     We had approximately 410 wholesale customers as of September 30, 2005 compared to approximately 370 as of September 30, 2004. The increase in 2005 from 2004 resulted primarily from the addition of smaller resellers. Our 30 largest wholesale customers comprised 65.7% and 65.5%, of our total gross revenues for the three and nine months ended September 30, 2005, respectively, and 66.1% and 67.6% of our total gross revenues for the three and nine months ended September 30, 2004, respectively. As of September 30, 2005 and December 31, 2004, receivables from these customers collectively comprised 60.3% and 65.1%, respectively, of our gross accounts receivable balance.
     Two of our wholesale customers, EarthLink, Inc., or EarthLink, and AT&T Corp., or AT&T, accounted for 14.3% and 13.4%, respectively, of our total net revenues for the three months ended September 30, 2005. These customers accounted for 15.1% and 13.8%, respectively, of our total net revenues for the nine months ended September 30, 2005. These customers accounted for 16.1% and 13.5%, respectively, of our total net revenues for the three months ended September 30, 2004. For the nine months ended September 30, 2004, they accounted for 17.2% and 13.3%, respectively, of our total net revenues. Amounts owed to us from these customers totaled 14.9% and 12.8%, respectively, of our gross accounts receivables as of September 30, 2005. As of December 31, 2004, amounts owed to us from these customers totaled 17.9% and 20.9%, respectively, of our gross accounts receivables.
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
     SBC has reached an agreement to acquire AT&T. On May 5, 2005, we announced that we reached an agreement with SBC and AT&T setting forth terms under which we will provide broadband access to AT&T and SBC following their merger. The Agreement will allow both SBC and AT&T to use the remainder of the prepayment described in Note 1 to our condensed consolidated financial statements. The agreement is contingent upon completion of the SBC and AT&T merger. SBC has indicated that the acquisition is expected to be completed by December 31, 2005.
     Wholesaler Financial Difficulties
     We have identified certain of our customers who were essentially current in their payments for our services prior to September 30, 2005, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of September 30, 2005, that we believe may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 10.8% and 11.0% of our total net revenues for the three and nine months ended September 30, 2005, respectively, and 6.9% and 7.9% of our total net revenues for the three and nine months ended September 30, 2004, respectively. As of September 30, 2005 and December 31, 2004, amounts owed to us from these customers comprised 12.9% and 8.8% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to September 30, 2005, revenues from such customers will only be recognized when cash is collected, as described in Note 2 “Revenue Recognition” to our condensed consolidated financial statements.
Operating Expenses
     Operating expenses include cost of sales, selling, general and administrative expenses, depreciation and amortization expenses and provision for restructuring expenses.
     Our total operating expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Amount	$140,048	$120,978	$409,678	$356,420
Percent of net revenues	125.0%	114.5%	124.3%	110.9%
     Cost of sales (exclusive of depreciation and amortization)
     Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office space, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.
     Our cost of sales was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Amount	$84,497	$65,939	$233,486	$196,981
Percent of net revenue	75.4%	62.4%	70.9%	61.3%
     Our cost of sales for the three months ended September 30, 2005 increased by $18,558, or 28.1%, when compared to our cost of sales for the three months ended September 30, 2004. This increase was primarily attributable to increases in network costs of $7,224, cost of equipment of $990, and labor and other related operating expenses of $6,128 as a result of the addition of broadband and VoIP subscribers to our network and the continued investment in our VoIP operations. We began offering VoIP products and services in June 2004. Approximately $6,154 of the total increase in network costs, cost of equipment, and labor and other related operating expenses resulted from additional sales volumes driven by a market trial that we executed with America Online, Inc., or AOL, one of our wholesale customers. The market trial ended during the three months ended September 30, 2005. In addition, our network costs for the three months ended September 30, 2005 increased by $2,314 as a result of regulatory rate adjustments to certain of our network elements and by $2,697 as a result of lower recoveries from billing disputes with our telecommunication vendors. These increases were partially offset by a $2,061 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunications vendors. As previously reported, during the three months ended September 30, 2004, we reduced our estimates on property tax liabilities, primarily based on lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $1,050, or $0.00 per share, during the three months ended September 30, 2004. On a comparative basis, these changes in accounting estimates for the three months ended September 30, 2004 had the effect of increasing our cost of sales and our net loss by $1,050, or $0.00 per share, for the three months ended September 30, 2005.
     Our cost of sales for the nine months ended September 30, 2005, increased by $36,505, or 18.5%, when compared to our cost of sales for the nine months ended September 30, 2004. This increase was primarily attributable to increases in network costs of $15,308, cost of equipment of $1,293, and labor and other related operating expenses of $13,919 as a result of the addition of broadband and VoIP subscribers to our network and the continued investment in our VoIP operations. Approximately $7,828 of the total increase in network costs, cost of equipment, and labor and other related operating expenses resulted from additional sales volumes driven by a market trial that we executed with AOL. In addition, our network costs for the nine months ended September 30, 2005 increased by $6,341 as a result of lower recoveries from billing disputes with our telecommunication vendors and by $4,916 as a result of regulatory rate adjustments to certain of our network elements. These increases were partially offset by a $5,092 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunication vendors and by a $1,353 decrease in incentive and stock-based compensation that primarily resulted from a reduction in the variable accounting for our 2003 employee stock purchase plan, or 2003 ESPP. During the nine months ended September 30, 2005 we reduced our estimates of certain liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the relevant statute of limitations for such taxes. These changes in accounting estimates decreased our cost of sales and increased our net income by $3,830, or $0.01 per share, during the nine months ended September 30, 2005. As previously reported, during the nine months ended September 30, 2004, we reduced our estimates of certain liabilities for some elements of our network costs that were not yet billed by our suppliers. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $1,185, $0.00 per share, during the nine months ended September 30, 2004. In addition, during the nine months ended September 30, 2004, we reduced our estimates of some property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $3,846, or $0.02 per share, during the nine months ended September 30, 2004. On a comparative basis, these changes in accounting estimates for the nine months ended September 30, 2004 had the effect of increasing our cost of sales and decreasing our net income by $5,031, or 0.02 per share, for the nine months ended September 30, 2005.
     During the three and nine months ended September 30, 2005, our cost of sales increased at a greater rate than our increase in net revenues because we have been making enhancements to our network and improvements to our VoIP service. In addition, as stated above, we incurred certain costs associated with a market trial with AOL. As we realize the benefits of the recent enhancements and improvements made to our network and to the delivery of our VoIP services, we expect cost of sales to decrease in future periods as a percentage of net revenues as we add subscribers and services to our network. We plan to continue to execute cost-containment programs and improve the efficiency of the delivery of our services. As discussed above in “Overview”— Recent Developments” and “Part II, Item 1 Legal Proceedings,” there is uncertainty concerning our ability to continue to purchase certain network elements at regulated prices from the ILECs as a result of the FCC’s recent decisions. As a result of those legal and regulatory proceedings, it is possible that the ILECs could substantially increase the cost or reduce the availability of these network elements, which would substantially increase our overall network cost structure and might cause us to discontinue services that become unprofitable.

     Our cost of sales was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Wholesale Segment	$52,399	$42,488	$146,406	$133,301
Direct Segment	21,440	15,574	59,518	40,490
Corporate Operations	10,658	7,877	27,562	23,190

Total	$84,497	$65,939	$233,486	$196,981

     Our cost of sales for the Wholesale segment for the three months ended September 30, 2005 increased by $9,911, or 23.3%, when compared to our cost of sales for the Wholesale segment for the three months ended September 30, 2004. This increase was attributable to increases in network costs of $7,106, cost of equipment of $990, and labor and other related operating expenses of $1,815 as a result of the addition of broadband subscribers to our network. Our cost of sales for the Direct segment for the three months ended September 30, 2005 increased by $5,866, or 37.7%, when compared to our cost of sales for the Direct segment for the three months ended September 30, 2004. This increase was attributable to increases in network costs of $3,443 and labor and other related operating expenses of $2,423 as a result of the addition of broadband and VoIP subscribers to our network and continued investment in our VoIP operations. Our cost of sales for Corporate Operations for the three months ended September 30, 2005 increased by $2,781, or 35.3%, when compared to our cost of sales for Corporate Operations for the three months ended September 30, 2004. This increase was primarily attributable to an increase in labor and other related operating expenses of $1,893 as a result of continued improvements in our operations. In addition, our network cost for the three months ended September 30, 2005 increased by $2,314 as a result of regulatory rate adjustments to certain of our network elements and by $2,697 as a result of lower recoveries from billing disputes with our telecommunication vendors. These increases were partially offset by a $5,386 decrease in network costs, of which $2,061 is a result of the expiration of purchase commitment contracts with certain vendors. As previously reported, during the three months ended September 30, 2004, we reduced our estimates of property tax liabilities, primarily based on lower property valuations and actual tax assessments on our network assets. These changes in accounting estimate reduced our cost of sales and net loss by approximately $1,050 during the three months ended September 30, 2004. On a comparative basis, these changes in estimates for three months ended September 30, 2004 had the effect of increasing our cost of sales by $1,050 for three months ended September 30, 2005.
     Our cost of sales for the Wholesale segment for the nine months ended September 30, 2005 increased by $13,105, or 9.8%, when compared to our cost of sales for the Wholesale segment for the nine months ended September 30, 2004. This increase was attributable to increases in network costs of $12,206 and cost of equipment of $1,293, partially offset by a decrease in incentive and stock-based compensation of $417, primarily as a result of reduced charges for our 2003 ESPP. Our cost of sales for the Direct segment for the nine months ended September 30, 2005 increased by $19,028, or 47.0%, when compared to our cost of sales for the Direct segment for the nine months ended September 30, 2004. This increase was primarily attributable to increases in network costs of $11,144 and labor and other related operating expenses of $7,858 as a result of the addition of broadband and VoIP subscribers to our network and continued investment in our VoIP operations. Our cost of sales for Corporate Operations for the nine months ended September 30, 2005 increased by $4,372, or 18.9%, when compared to our cost of sales for Corporate Operations for the nine months ended September 30, 2004. This increase was primarily attributable to an increase in labor and other related operating expenses of $4,898 as a result of continued improvements in our operations and reduced charges for our 2003 ESPP. In addition, our network cost for the nine months ended September 30, 2005 increased by $4,916 as a result of regulatory rate adjustments to certain of our network elements and by $6,341 as a result of lower recoveries from billing disputes with our telecommunication vendors. These increases were partially offset by a $13,134 decrease in network costs, of which $5,092 is a result of the expiration of purchase commitment contracts with certain vendors. During the nine months ended September 30, 2005, we reduced our estimates of certain liabilities for transaction-based taxes and property tax as a result of various settlements and expiration of relevant statutory of limitations for such taxes. These changes in accounting estimates decreased our cost of sales and increased our net income by approximately $3,830 during the nine months ended September 30, 2005. As previously reported, during the nine months ended September 30, 2004, we reduced our estimates of certain liabilities for some elements of our network costs that were not yet billed by our suppliers. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $1,185 during the nine month ended September 30, 2004. In addition, during nine months ended September 30, 2004, we reduced our estimates of some property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $3,846 during the nine month ended September 30, 2004. On a comparative basis, these changes in accounting estimates for the nine months ended September 30, 2004 had the effect of increasing our cost of sales and decreasing our net income by $5,031 for three months ended September 30, 2005.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.
     Our selling, general and administrative expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Amount	$39,513	$35,488	$123,379	$100,668
Percent of net revenue	35.3%	33.6%	37.4%	31.3%
     Our selling, general and administrative expenses for the three months ended September 30, 2005, increased by $4,025, or 11.3%, when compared to our selling, general and administrative expenses for the three months ended September 30, 2004. This increase was primarily attributable to increases in labor and other related operating expenses of $4,233 primarily as a result of the growth in our broadband and VoIP services, lower bad debt recoveries of $1,785 as a result of a recovery from one of our wholesale customers during the three months ended September 30, 2004, and an increase in professional services of $950 primarily as a result of the timing of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities. These increases were offset by a decrease in marketing expenses of $3,256. As previously reported, during the three months ended September 30, 2004, we reduced our estimates on our property tax liabilities, primarily caused by lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our selling, general and administrative expenses and our net loss by approximately $313, or $0.00 per share, during the three months ended September 30, 2004. On a comparative basis, these changes in accounting estimates for the three months ended September 30, 2004 had the effect of increasing our selling, general and administrative expenses and our net loss by $313, or $0.00 per share, for the three months ended September 30, 2005.
     Our selling, general and administrative expenses for the nine months ended September 30, 2005, increased by $22,711, or 22.6%, when compared to our selling, general and administrative expenses for the nine months ended September 30, 2004. This increase was primarily attributable to increases in labor and other related operating expenses of $10,576 primarily as a result of the growth in our broadband and VoIP services, an increase in professional services of $4,374 primarily as a result of the timing of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities, an increase in marketing expenses of $4,348, and lower bad debt recoveries of $2,127. These increases were offset by a $1,112 decrease in incentive and stock-based compensation that primarily resulted from a reduction in the variable accounting for our 2003 ESPP. In addition, during the nine months ended September 30, 2005, we reduced our estimates of certain liabilities and transaction-based taxes and property taxes as a result of various settlements. These changes in accounting estimates decreased our selling, general and administrative expenses and increased our net income by $117, or $0.00 per share, during the nine months ended September 30, 2005. As previously reported, during the nine months ended September 30, 2004, we reduced our estimates of certain property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our selling, general and administrative expenses and our net loss by approximately $2,515, or $0.01 per share, during the nine months ended September 30, 2004. On a comparative basis, these changes in estimates for the nine months ended September 30, 2004 had the effect of increasing our selling, general and administrative expenses by $2,515, or $0.01 per share, for the nine months ended September 30, 2005.

     We expect to increase our selling, general and administrative expenses primarily as a result of sales compensation and increased marketing efforts associated with efforts to promote growth in sales of our VoIP and broadband services. However, we expect our selling, general and administrative expenses to trend downward as a percentage of net revenues.
     Our selling, general and administrative expenses were allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Wholesale Segment	$1,913	$1,715	$6,238	$6,332
Direct Segment	11,029	12,309	38,164	23,380
Corporate Operations	26,571	21,464	78,977	70,956

Total	$39,513	$35,488	$123,379	$100,668

     Our selling, general and administrative expenses for the Wholesale segment for the three months ended September 30, 2005 increased by $198, or 11.5%, when compared to our selling, general and administrative expenses for the Wholesale segment for the three months ended September 30, 2004. This increase was primarily attributable to an increase in marketing expenses. Our selling, general and administrative expenses for the Direct segment for the three months ended September 30, 2005 decreased by $1,280, or 10.4%, when compared to our selling, general and administrative expenses for the Direct segment for the three months ended September 30, 2004. This decrease was primarily attributable to a decrease in marketing expenses of $3,465, offset by an increase in labor and other related operating expenses of $2,184 as a result of the growth in our broadband and VoIP revenues. Our selling, general and administrative expenses for Corporate Operations for the three months ended September 30, 2005 increased by $5,107, or 23.8%, when compared to our selling, general and administrative expenses for Corporate Operations for the three months ended September 30, 2004. This increase was primarily attributable to a $950 increase in professional expenses as a result of the timing of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities, lower bad debt recoveries of $1,785 as a result of a recovery from one of our wholesale customers and a $2,157 increase in labor and other related operating expenses a result of higher headcount and outsourced services. As previously reported, during the three months ended September 30, 2004, we reduced our estimates of our property tax liabilities, primarily based on lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimate decreased our selling, general and administrative expenses and our net loss by $313, during the three months ended September 30, 2004. On a comparative basis, these changes in estimates for the three months ended September 30, 2004 had the effect of increasing our selling, general and administrative expenses by $313 for the three months ended September 30, 2005.
     Our selling, general and administrative expenses for the Wholesale segment for the nine months ended September 30, 2005 decreased by $94, or 1.5%, when compared to our selling, general and administrative expenses for the Wholesale segment for the nine months ended September 30, 2004. This decrease was attributable to decreases in incentive and stock-based compensation expenses of $346 primarily as a result of reduced charges for our 2003 ESPP and labor and other related operating expenses of $907 primarily as a result of lower headcount, offset by an increase in marketing expenses of $1,150. Our selling, general and administrative expenses for the Direct segment for the nine months ended September 30, 2005 increased by $14,784, or 63.2%, when compared to our selling, general and administrative expenses for the Direct segment for the nine months ended September 30, 2004. This increase was attributable to increases in labor and other operating expenses of $10,061, primarily as a result of the growth in our broadband and VoIP revenues, and marketing expenses of $4,671. Our selling, general and administrative expenses for Corporate Operations for the nine months ended September 30, 2005 increased by $8,021, or 11.3%, when compared to our selling, general and administrative expenses for Corporate Operations for the nine months ended September 30, 2004. This increase was attributable to a $4,374 increase in professional services as a result of the timing of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities, lower bad debt recoveries of $2,127, and an increase in labor and other operating expenses of $1,405. These increases were offset by a $645 decrease in incentive and stock-based compensation as a result of reduced charges for our 2003 ESPP and a decrease in marketing expenses of $1,629. In addition, during the nine months ended September 30, 2005, we reduced our estimates of certain liabilities and transaction-based taxes and property taxes as a result of various settlements. These changes in accounting estimates decreased our selling, general and administrative expenses by $117, and increased net income by $117 during the nine months ended September 30, 2005. As previously reported during the nine months ended September 30, 2004, we reduced our estimates of certain property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates reduced our selling, general and administrative expenses and our net loss by approximately $2,515 during the nine months ended September 30, 2004. On a comparative basis, these changes in accounting estimates for the nine months ended September 30, 2004 had the effect of increasing our selling, general and administrative expenses by $2,515 for the nine months ended September 30, 2005.
     Depreciation and Amortization
     Our depreciation and amortization of property and equipment, or depreciation, was $12,040 for the three months ended September 30, 2005, a decrease of $2,038, or 14.5%, over our depreciation of $14,078, for the three months ended September 30, 2004. Our depreciation was $38,734 for the nine months ended September 30, 2005, a decrease of $4,001, or 9.4%, over our depreciation of $42,735 for the nine months ended September 30, 2004. The decrease in depreciation resulted primarily from certain assets becoming fully depreciated.
     Our amortization of intangible assets, or amortization, was $3,998 for the three months ended September 30, 2005, a decrease of $1,330, or 25.0%, over the amortization of $5,328 for the three months ended September 30, 2004. Our amortization was $14,079 for the nine months ended September 30, 2005, a decrease of $1,042, or 6.9%, over the amortization of $15,121 for the nine months ended September 30, 2004. The decrease in amortization resulted from certain assets becoming fully amortized, offset by the network build and augmentation, and the acquisition of the GoBeam customer list during 2004.
     We expect our depreciation and amortization to decrease in future periods as historical assets continue to become fully depreciated, partially offset by increases as we add more broadband and VoIP end-users to our network and purchase additional equipment so that we can offer new services. As explained above, we do not allocate depreciation and amortization expense to our business segments.
     Provision for Restructuring Expenses
     During the three and nine months ended September 30, 2004, we reduced our workforce by approximately 8 and 61 employees, respectively, or 0.7% and 5.5% of our workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with our reductions during the three and nine months ended September 30, 2004, we recorded restructuring expenses of $145 and $915, respectively, consisting primarily of employee severance benefits. For the three and nine months ended September 30, 2004, $8 and $287, respectively, of these expenses related to our Wholesale segment and none and $253, respectively, related to our Direct segment. The remaining expenses associated with these reductions in force during the three and nine months ended September 30, 2004 of $137 and $375, respectively, were related to our Corporate Operations. We did not record restructuring expenses during the three and nine months ended September 30, 2005. We expect to incur approximately $2,300 in severance and related costs as a result of certain reductions in our workforce. Most of these costs will be charged to operations during the three months ending December 31, 2005. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods.
Other Income (Expense)
     Net Interest Expense
     Our net interest expense was $171 and $746 for the three and nine months ended September 30, 2005, respectively. Net interest expense for the three and nine months ended September 30, 2005 consisted principally of interest on our 3% convertible senior debentures, less interest income earned on our cash, cash equivalents and short-term investments in debt securities balances. Net interest expense during the three and nine months ended September 30, 2004 consisted principally of interest expense on our 3% convertible senior debentures due 2024 and our 11% long-term note payable to SBC, which we repaid in March of 2004, less interest income earned on our cash, cash equivalents and short-term investments in debt securities balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

     Investment Gains
     In August 2000, we made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately-held, Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. We recorded a net realized gain of $12,177 and $28,844 for the three and nine months ended September 30, 2005, respectively, as a result of the sale of 5 and 10 shares of ACCA, respectively, during the three and nine months ended September 30, 2005. We did not recognize similar gains for the three and nine months ended September 30, 2004.
     Gain on Deconsolidation of Subsidiary
     We recognized a gain of $53,963 for the nine months ended September 30, 2005 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 4, under “Other Restructuring Activities,” to our condensed consolidated financial statements for additional information on such gains. We did not recognize similar gains for the three and nine months ended September 30, 2004.
Income Taxes
     Although we recorded net income for the nine months ended September 30, 2005, we project that on an annualized basis we will record a net loss for the year ending December 31, 2005. We made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because we incurred net losses for the periods presented, or expect to incur net losses for the current year.
Related Party Transactions
     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications, or TelePacific, one of our resellers. We recognized revenues from TelePacific of $69 and $221 during the three and nine months ended September 30, 2005, respectively, and $87 and $285 during the three and nine months ended September 30, 2004, respectively. Accounts receivables from TelePacific were $23 as of September 30, 2005 and $29 as of December 31, 2004, respectively. L. Dale Crandall, one of our directors, is also a director of BEA Systems, or BEA, one of our vendors. We paid $15 and $293 to BEA during the three and nine months ended September 30, 2005, respectively, and $30 and $563 during the three and nine months ended September 30, 2004, respectively. Charles Hoffman, our CEO, is a director of Chordiant Software, or Chordiant, one of our vendors. We paid $0 and $620 to Chordiant during the three and nine months ended September 30, 2005, respectively, $1,131 and $2,806 during the three and nine months ended September 30, 2004, respectively. Gary Hoffman, a sibling of our Chief Executive Officer, is employed by us. During the three and nine months ended September 30, 2005, Gary Hoffman received compensation in the form of salary and commissions in the amount of $35 and $89, respectively, as well as an option grant to purchase 2 shares of our common stock at an exercise price of $1.54. During the three and nine months ended September 30, 2004, Gary Hoffman received compensation in the form of salary and commissions in the amount of $21 and $66, respectively, as well as an option grant to purchase 4 shares of our common stock at an exercise price of $3.34.
     We believe these transactions were negotiated on an arms-length basis with terms we believe are comparable to transactions that would likely be negotiated with unrelated parties.
Liquidity and Capital Resources
     Over the last five years we have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internally used software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. We expect that in future periods our expenditures related to the purchase of infrastructure equipment necessary for the expansion of our networks and the development of new regions will be relatively lower than in recent periods while incremental, or “success-based,” expenditures related to the addition of subscribers in existing regions, and expenditures related to the offering of new services, will increase based on the number of new subscribers and types of new services that we add to our network.

     Our cash and cash equivalents balance for the nine months ended September 30, 2005 decreased by $23,089. The change in cash and cash equivalents was as follows:

	Nine months ended September 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$(33,889)	$7,601
Investing activities	9,104	(51,192)
Financing activities	1,696	75,838

Total	$(23,089)	$32,247

Operating Activities
     Net cash used in our operating activities for the nine months ended September 30, 2005 increased by $41,490 when compared to net cash provided by our operating activities for the nine months ended September 30, 2004. This increase was attributable to an increase in our net loss, adjusted for non-cash and non-operating items of $50,308, offset by the net change in our operating assets and liabilities of $8,818, primarily as a result of a $12,100 increase in our accounts payable and other liabilities primarily due to the timing of payments to our vendors and an increase in collateralized and other customer deposits, partially offset by a $3,184 increase in our accounts receivable due to timing of receipts from our customers and increase in billings. We expect net cash usage to continue in our operating activities during 2005, primarily as a result of our product, sales and marketing activities to promote our broadband and VoIP services.
Investing Activities
     Our investing activities consist primarily of purchases, maturities and sale of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash provided by our investing activities for the nine months ended September 30, 2005 increased by $60,296 when compared to our net cash used in our investing activities for the nine months ended September 30, 2004. This increase was primarily attributable to $32,180 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities and $29,807 related to the proceeds from the sale of our equity holdings in ACCA, partially offset by a $1,684 increase in restricted cash and cash equivalents as a result of funds received to be used exclusively and solely for the purchase of equipment related to our line-powered voice services. In September 2005, we sold the remainder of our 5 ACCA shares after the expiration of our lock-up agreement and received net proceeds of $12,658. We expect that our capital expenditures levels will decrease during the remainder of 2005 as most of the expenditures related to our line-powered voice access have been incurred.
     As discussed above under “Recent Developments,” we entered into a plan of merger with NextWeb, Inc. We expect to pay up to $4,000 in cash as part of the consideration of the purchase price. We expect the transaction to close by the end of 2005.
Financing Activities
     Our financing activities consist primarily of proceeds and repayments of long-term debt and proceeds from the issuance of our common stock under our employee stock-based compensation plans. Net cash provided by our financing activities for the nine months ended September 30, 2005 decreased by $74,142 when compared to our net cash provided by our financing activities for the nine months ended September 30, 2004. This decrease was primarily attributable to the receipt of $119,999 of net proceeds from the issuance of our senior unsecured convertible bonds during the nine months ended September 30, 2004, and a $3,409 decrease in proceeds from the issuance of our common stock, partially offset by the $50,000 principal repayment of our note to SBC, which we repaid during the nine months ended September 30, 2004. We expect that in the remainder of 2005 our cash from financing activities will be primarily related to proceeds from the issuance of common stock under our employee stock-based compensation plans.

     As discussed above under “Recent Developments,” we filed a universal shelf registration statement on Form S-3 with the SEC. After the registration statement has become effective, we may, from time to time, offer our common stock, preferred stock, debt securities and warrants, or any combination of the foregoing, which together has an aggregate value of up to $150,000. The securities may be offered, separately or together, in separate series, in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement.
Liquidity
     Our total cash, cash equivalents and short-term investments in debt securities balance as of September 30, 2005 decreased by $39,098 from our total cash balance as of December 31, 2004. As of September 30, 2005, we had a total cash, cash equivalents, restricted cash and cash equivalents and short-term investments in debt securities balance of $116,065. This balance was comprised of $94,417 in unrestricted cash and cash equivalents, $17,481 in unrestricted short-term investments in debt securities and $4,167 in restricted cash and cash equivalents. We expect to continue to use our cash resources for sales and marketing activities and to improve our operational capabilities. The amount of this additional usage of cash will depend on whether we continue to increase spending to expand and enhance our VoIP services, the amount of capital expenditures to grow our subscriber base, develop and maintain our operating support systems and software, and our ability to generate demand for our services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in, businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.
     We currently believe that we will be able to continue as a going concern at least through September 30, 2006 using only our unrestricted cash, cash equivalents and short-term investment in debt securities balances in existence as of September 30, 2005. Adverse business, legal, regulatory or legislative developments may require us to raise additional financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise additional capital. If we are unable to acquire additional capital on favorable terms if needed, or are required to raise it on terms that are less satisfactory than we desire, our financial condition will be adversely affected.
     Our cash requirements for 2005 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:
•	further development of our VoIP capabilities, including systems and software to expand and improve our VoIP services;

•	our continuing ability to obtain access to ILEC facilities, including line-shared telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including wireless;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	number of regions entered and the timing of entry and services offered.

Contractual Cash Obligations
     Our contractual debt, lease and purchase obligations as of September 30, 2005 for the next five years, and thereafter, were as follows:

	2005	2006-2007	2008-2009	Thereafter	Total
3% convertible debentures	$—	$—	$125,000	$—	$125,000
Interest on note payable	—	7,500	5,469	—	12,969
Capital leases	236	192	13	—	441
Office leases	1,176	9,642	8,142	2,530	21,490
Other operating leases	107	687	346	—	1,140
Purchase obligations	956	281	—	—	1,237

	$2,475	$18,302	$138,970	$2,530	$162,277

     We lease certain vehicles, equipment and office facilities under various non-cancelable operating leases that expire at various dates through 2011. Our office leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our condensed consolidated financial statements on a straight-line basis over the terms of the respective leases.
     Effective July 27, 2005, we entered into an amendment to our corporate headquarters facilities lease in San Jose, California. The amendment provides for us to lease an additional 47,114 square feet of space for a term of five years beginning upon delivery of approximately 27,087 square feet of the new space, which is expected to occur October 1, 2005. The delivery of the remaining space is expected to occur January, 1 2006. The amendment increases our lease obligation by $2,923 over the five-year term and is reflected in “office leases” in the table above.
     Effective August 1, 2005, we entered into an amendment to our facilities lease in Denver, Colorado, to extend the terms of the lease and to vacate 14,871 square feet of office space, effective August 1, 2005. The extension is for a period of 4.3 years which commences on April 1, 2007. This amendment increases our lease obligation by $2,710 and is reflected in “office leases” in the table above.
     Effective June 9, 2005, we entered into an agreement to lease an office in Jersey City, New Jersey to replace the current Jersey City office. Such lease ends on September 30, 2005. The lease is for a period of five years which commences on October 1, 2005, and is reflected in “office leases” in the table above. The lease increases our lease commitments by approximately $979.
     Effective March 31, 2005, we entered into an agreement to extend the terms of our office lease in Herndon, Virginia. The extension is for a period of five years which commences on August 1, 2005, and is reflected in “office leases” above. The extension of the lease increases our lease commitments by approximately $5,029.
     In 2005, we entered into an agreement with Sylantro Systems Corporation to obtain discounted pricing on ComSuite Module licenses. For 2005 we have a minimum remaining aggregate purchase commitment of $675 as of September 30, 2005, which is reflected in “purchase obligations” in the table above.
     In 2002, we entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to us. We have an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and has a minimum remaining aggregate usage commitment of approximately $562 as of September 30, 2005, which is reflected in “purchase obligations” in the table above.
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of September 30, 2005, we were not involved in any SPE transactions.

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
     The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 65.7% and 65.5%, respectively, of our net revenue for the three and nine months ended September 30, 2005. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.
     If we were to lose one or more of our key resellers or if one or more of our key resellers stopped providing us with orders or removed end-users from our network, our revenue and line-growth could be materially adversely affected. Consolidations, mergers and acquisitions involving our key resellers have occurred in the past and may occur in the future. These consolidations, mergers and acquisitions may cause key resellers to stop providing us with orders or to remove end-users from our network. On January 31, 2005, one of our major resellers, AT&T, announced that it had agreed to be acquired by SBC, one of the largest RBOCs. This acquisition is subject to regulatory, antitrust and other forms of review. Based upon the statements of the parties, subject to the outcome of these reviews, the transaction is expected to close by December 31, 2005. For the three and nine months ended September 30, 2005, AT&T accounted for 13.4% and 13.8%, respectively, of our revenue. SBC is both one of our competitors and a reseller of our services. At this time, we cannot predict the effects of this transaction on our revenues derived from AT&T or SBC, or the timing of any such effects.
The markets in which we operate are highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources.
     We face significant competition in the markets for business and consumer Internet access, network access and voice services and we expect this competition to intensify. In addition, the RBOCs dominate the current market and have a monopoly on local telephone lines. We pose a competitive risk to the RBOCs and, as both our competitors and our suppliers, they have the ability and the motivation to disadvantage our business. We also face competition from cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, Internet service providers, on-line service providers and wireless and satellite service providers. Many of these competitors have longer operating histories, greater name recognition, better strategic relationships and significantly greater financial, technical or marketing resources than we do. As a result, these competitors may be able to:
•	develop and adopt new or emerging technologies;

•	respond to changes in customer requirements more quickly;

•	devote greater resources to the development, promotion and sale of their products and services;

•	form new alliances and rapidly acquire significant market share;

•	undertake more extensive marketing campaigns;

•	adopt more aggressive pricing policies; and

•	devote substantially more resources to developing new services.
     The intense competition from our competitors, including the RBOCs, the cable modem service providers and the competitive telecommunications companies could harm our business.
     The RBOCs represent the dominant competition in all of our target service areas, and we expect this competition to intensify. The RBOCs have established brand names and reputations for quality service, possess sufficient capital to deploy DSL equipment and other facilities rapidly, have their own telephone lines and can bundle digital data services with their existing voice, wireless and other services to achieve economies of scale in serving customers. They can also offer service to end-users using fiber and fiber-fed loops that are not available to us. Certain RBOCs are aggressively pricing their DSL services as low as $14.95 per month when ordered as part of a bundle, which has slowed sales of stand-alone DSL services by our reseller partners and increased the rate of churn among our existing users. If we are unable to enter into and maintain our agreements with the RBOCs that provide us with access to line-sharing at reasonable rates, we will be unable to price our consumer services at a price that is competitive with the RBOCs.
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
     We continuously develop, test and introduce new services that are delivered over our network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In some cases, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may depend on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, new service offerings may not operate as intended and may not be widely accepted by customers. If we are not able to successfully complete the development and introduction of new services, including VoIP services, line-powered voice, and wireless services, in a timely manner, our business could be materially adversely affected.
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
     We entered into a 10-year resale agreement with SBC in December 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. As part of the resale agreement, SBC made a $75,000 non-interest-bearing prepayment, which is collateralized by substantially all of our domestic assets. As of September 30, 2005, the outstanding balance of the SBC’s prepayment was approximately $46,234. This collateralization of the outstanding balance of SBC’s prepayment, in addition to the existence of $125,000 in 3% convertible debentures, may limit our ability to raise additional capital through sales of debt or equity securities.
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
     We experience high disconnection or “churn” rates. Our high end-user churn rate continues to impair the growth we need to cover the cost of maintaining our network. These disconnections occur as a result of several factors, including end-users who:
•	move to a new location;

•	disconnect because of better offers in the market; or

•	disconnect because they do not like our service or the service provided by our resellers.
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
     We rely on outside parties to manufacture our network equipment and provide certain network services. These services, software and equipment include:
•	DSLAMs;

•	CPE, including modems, routers, bridges and other devices;

•	network routing and switching hardware;

•	customer support;

•	installation services;

•	customized software design and maintenance;

•	network management software;

•	systems management software;

•	database management software;

•	collocation space;

•	software used in our products;

•	hosting, email and IP provisioning services;

•	softswitches, used to provide VoIP services; and

•	Internet connectivity and Internet protocol services.
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
     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill and indefinite-lived intangible assets on an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $36,626 as of September 30, 2005. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.
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
Third parties may claim we infringe their intellectual property rights.
     We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued software patents and patent applications continues to increase. Responding to any infringement claim, regardless of its validity, could:
•	be time-consuming, costly and/or result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products; or

•	require us to satisfy indemnification obligations to our customers.
     If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.

The price of our common stock may continue to fluctuate significantly.
     The market price for our common stock has been, and is likely to continue to be, highly volatile, which may result in losses to investors. We believe that a number of factors contribute to this fluctuation and may cause our stock price to decline in the future. While it is not possible to foresee all of the events that could adversely affect the price of our common stock or cause such price to remain volatile, the factors include:
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
Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” for additional information)
     We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and leases, some of which may be on less than optimal terms.
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
Forward-Looking Statements
     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “goals,” “plans,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:
•	impact of the federal, state and local telecommunications regulations, decisions and related litigation, and our ability to obtain ILEC network elements and facilities at reasonable rates;

•	timing of our cash flows;

•	extent to which customers purchase our services;

•	relationships with our strategic partners and other potential third parties;

•	pricing for our services in the future;

•	margins on our service offerings;

•	possibilities that we will increase our revenues;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, the adequacy of our cash reserves, and the number of anticipated installed lines;

•	plans to increase sales of value-added services, like VoIP;

•	anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	feasibility of alternative access solutions, like wireless;

•	effects of litigation currently pending; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.

•	These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
(All dollar amounts are presented in thousands)
     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of September 30, 2005 is fixed-rate debt.
     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of September 30, 2005:

Cash and cash equivalents	$94,417	2.81%
Short-term investments in debt securities	17,481	0.55%
Restricted cash and cash equivalents	4,167	0.10%

	$116,065	3.46%

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
     On June 11, 2001, Verizon filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. In its amended complaint, Verizon claims that we falsified trouble ticket reports with respect to the telephone lines that we ordered and seeks unspecified monetary damages, characterized as being in the “millions,” and injunctive relief. On November 13, 2002, the District Court entered summary judgment in favor of us and dismissed Verizon’s claims against us in their entirety. Verizon appealed the dismissal of its lawsuit. In July 2004 the Ninth Circuit Court of Appeals partially reversed the District Court’s decision and indicated that Verizon could attempt to pursue a claim against us for breach of contract. The matter has been sent back to the District Court for further proceedings. We believe we have strong defenses to this lawsuit, but litigation is inherently unpredictable and there is no guarantee we will prevail.
     Several stockholders filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against us and several former and current officers and directors in addition to some of the underwriters in our stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002 the plaintiffs amended their complaint and removed us as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs presently claim that others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The plaintiffs and the issuer defendants have reached a tentative agreement to settle the matter, and we believe the tentative settlement will not have a material adverse effect on our condensed consolidated financial position or results of operations. That settlement, however, has not been finalized. If the settlement is not finalized, we believe these officers and directors have strong defenses to these lawsuits and intends to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee these officers and directors will prevail.
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
     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative lawsuit against our current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on behalf of the company from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek to invalidate our election of directors in 2002, 2003 and 2004 because they claim that our proxy statements were misleading. We are unable to predict the outcome of this lawsuit.
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
     We are subject to state public utility commission, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, we are engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple ILECs. These negotiations, arbitrations and proceedings concern the telephone companies denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on our condensed consolidated financial position and results of operations if we are denied or charged higher rates for transmission lines or central office spaces.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
3.1	Amended and Restated Bylaws	8-K	001-32588	11/02/2005	3.1

31.1	Certification Pursuant to					X
Rule 13a-14(a)

31.2	Certification Pursuant to					X
Rule 13a-14(a)
Certification Pursuant to 18

32.1*	U.S.C. Section 1350, as					X
Adopted Pursuant to
Section 906 of the
Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to					X
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

Charles E. Hoffman
President, Chief Executive
Officer and Director
Date: November 9, 2005

	By:	/s/ JOHN E. TREWIN

John E. Trewin
Senior Vice President and
Date: November 9, 2005		Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
3.1	Amended and Restated Bylaws	8-K	001-32588	11/02/2005	3.1

31.1	Certification Pursuant to					X
Rule 13a-14(a)

31.2	Certification Pursuant to					X
Rule 13a-14(a)
Certification Pursuant to 18

32.1*	U.S.C. Section 1350, as					X
Adopted Pursuant to
Section 906 of the
Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to					X
18 U.S.C. Section 1350, as
Adopted Pursuant to
Section 906 of the
Sarbanes-Oxley Act of 2002

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.