Form 10-K
period 2005-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2006-03-01
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

Commission file number 001-32588

Covad Communications Group, Inc.

Incorporated in Delaware	I.R.S. Employer Identification No.: 77-0461529

110 Rio Robles, San Jose, California 95134
(408) 952-6400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Stock Purchase Rights Pursuant To Rights Agreement

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2005 as reported on the American Stock Exchange, was approximately $341 million. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of February 15, 2006 there were 268,520,168 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

The following documents filed with the Commission are incorporated in Part III hereof by reference:

(a) Parts of the Registrant’s 2006 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.

COVAD COMMUNICATIONS GROUP, INC.
For the Fiscal Year Ended December 31, 2005

PART I

ITEM 1.	Business

The following discussion contains forward-looking statements, including statements regarding our growth rates, cash needs, the adequacy of our cash reserves, relationships with customers and vendors, market opportunities, legislative and regulatory proceedings, operating and capital expenditures, expense reductions and operating results. Each of these statements involve risks and uncertainties. As a result, actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Part I. Item 1A. Risk Factors” and elsewhere in this Report.

We disclaim any obligation to update information contained in any forward-looking statement. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

(All dollar and share amounts are presented in thousands, except per share amounts)

Overview

We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas in 44 states. Our telecommunications network allows us to offer services to more than 57 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, AT&T, Inc. (formerly SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2005, we had approximately 567,200 broadband access end-users and 1,147 VoIP business customers with a combined total of approximately 40,600 VoIP stations.

We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of December 31, 2005, Wholesale had approximately 488,100 DSL and T-1 lines in service, up from 454,600 lines at the end of the previous year. The majority of our services are sold through our Wholesale segment.

Our Direct segment sells VoIP, high-speed data connectivity and related value-added services. Our business-grade VoIP services are sold exclusively through our Direct segment. Direct sells through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. Direct ended 2005 with approximately 79,100 DSL and T-1 lines in service, up from 78,600 lines at the end of the previous year.

Our business is subject to on-going changes in telecommunications technologies, the competitive environment, particularly continued pricing pressure on our consumer-grade services, federal and state telecommunications regulations, and our resellers’ changing market strategies. Sales of our stand-alone DSL services have slowed, and we continue to experience churn among our existing end-users due to pricing pressures and other factors. As a result of these market conditions, we have shifted our business model and increased our focus on direct sales of bundled services, which includes VoIP and data communications services, to small and medium-sized businesses. We believe there is a substantial business opportunity in this market segment for us. While we believe we are favorably positioned to take advantage of this market opportunity, it is inherently difficult to predict with a high degree of certainty our ability to grow our sales of these services and whether our sales of these services will offset slowing sales of our stand-alone DSL services.

We were originally incorporated in California as Covad Communications Company in October 1996. In July 1997, we were incorporated in Delaware as Covad Communications Group, Inc., a holding company that conducts substantially all of its business through its operating wholly-owned subsidiaries.

Industry Background

DSL technology first emerged in the 1990’s and is commercially available today to address performance bottlenecks of the public switched telephone network. DSL equipment, when deployed at each end of standard copper telephone lines, increases the data carrying capacity of copper telephone lines from analog modem speeds of up to 56.6 kilobits per second, for the fastest consumer modems, and Integrated Services Digital Network, or ISDN, speeds of up to 128 kilobits per second to DSL speeds of up to 6 megabits per second downstream and up to 1.5 megabits per second upstream, depending on the length and condition of the copper line.

The passage of the 1996 Telecommunications Act created a legal framework for competitive telecommunications companies to provide local, analog and digital communications services in competition with the ILECs. The 1996 Telecommunications Act allowed these competitive telecommunications companies to use certain parts of the existing infrastructure built by the ILECs rather than constructing a competing infrastructure at significant cost. Among other things, this infrastructure includes telephone lines and space in the ILECs central offices.

Our Service Offerings

Our service offerings can be grouped into two main categories, data and voice services. Our direct customers can purchase these services separately or together as bundled services. Within our data suite of services, we offer a variety of business and consumer-grade broadband access services, two managed security services, email and hosting services. Our business-grade data services are sold under the TeleSpeed, TeleSoho, and TeleXtend brands, and our consumer-grade services are sold under the TeleSurfer brand. In addition, resellers may purchase high-capacity network backhaul services from us to connect their facilities to our network and to provide direct technical support for their end-users. Our voice services are sold under the vPBX and PBXi brands. We also offer line-powered voice access service, or LPVA, which enables a wholesale partner to combine analog voice service with our consumer-grade data services.

The specific number of potential end-users who qualify for service varies by central office and by region and is affected by line quality, distance and type of telephone loop facility deployed in a particular area. Prices for our end-user services vary depending on the performance level of the service and the underlying technology used to deliver the service. Our prices also vary for high volume customers that are eligible for volume discounts. See “Item 1A. Risk Factors — We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow” for a discussion of some of the risks associated with our ability to sustain current price levels in the future.

TeleSpeed

We launched service in December 1997 with our TeleSpeed services. We provision TeleSpeed services via symmetric (download and upload speeds are equal) DSL, or SDSL, and ISDN DSL, or IDSL, technologies. These services are offered in a variety of speeds ranging from 144 kilobits to 1.5 megabits per second. TeleSpeed services are intended to connect individual end-users on previously unused conventional telephone lines to our DSL equipment in their serving central office and from there to our network serving that metropolitan statistical area. The particular TeleSpeed service available to an end-user depends in large part on the end-user’s distance to their respective central office. TeleSpeed services are offered with specific service levels of performance and repair times based on our service level agreements, or SLAs.

TeleSoho

We introduced our TeleSoho service in September 2001. We designed TeleSoho for the Small Office/Home Office, or SoHo, customer segment, with merged features from our consumer and business services. The service is asymmetric (faster download than upload speeds), offering speeds up to 6.0 megabits per second downstream and up to 768 kilobits per second upstream, and can be delivered to customers using a self or professional installation.

TeleSoho is provisioned with an asymmetric DSL, or ADSL, router capable of supporting up to four end-users and can support one fixed Internet Protocol, or IP, address. Line-sharing, line-splitting and self-installations reduce the monthly recurring cost and the up-front cost for installation of the service. TeleSoho services do not include service level agreements.

In July 2004, we introduced second-line TeleSoho services, which we provision over a dedicated telephone line. Our second-line TeleSoho services provide features and performance similar to our TeleSoho line-shared services, but allow a customer to cancel his or her telephone service with the local voice provider. In addition, our second-line TeleSoho service includes limited service level commitments.

TeleXtend

We introduced our TeleXtend services in November 2001. These services allow end-users to connect to our network equipment in their local central offices over a T-1 line. The availability of TeleXtend services is not limited by distance from the servicing central office and is accompanied with SLAs providing for our highest level of service.

TeleSurfer

We introduced our TeleSurfer service in April 1999. TeleSurfer is designed for consumers. This service is asymmetric, offering speeds up to 6.0 megabits per second downstream and up to 384 kilobits per second upstream and uses dynamic IP addressing. We generally deliver this service to customers using a self-installation kit over a line-shared or line-split loop. Line-sharing, line-splitting and self-installations reduce the monthly recurring cost and the up-front cost for installation of the service. This service is not sold with SLAs.

In July 2004, we introduced second-line TeleSurfer services, which we provision over a dedicated telephone line. Our second-line TeleSurfer services provide features and performance similar to the TeleSurfer line-shared services, but allow a customer to cancel his or her phone line with the local voice provider.

Broadband Wireless

As a result of our acquisition of NextWeb, Inc., or NextWeb, which we completed on February 16, 2006, we are currently offering business-grade broadband wireless services to customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas. This service is sold directly to end-users. We offer speeds of up to 9.0 megabits per second downstream and upstream using unlicensed wireless connections and up to 100 megabits per second downstream and upstream using licensed wireless connections. Our broadband wireless services are offered with specific service levels of performance and times for repairs based on our SLAs. By offering wireless broadband services, we expect to reduce our dependence on the ILECs for the network elements that we currently use to offer our services in the areas where we operate wireless facilities. We also expect our recurring costs for wireless end-users will be lower because we do not have to pay a monthly charge for a wireless connection that is provisioned over our own network. In many cases we also can install wireless services more quickly than we can install services that rely on network elements that are purchased from the ILECs. Finally, in some cases wireless allows us to offer higher speed services than we can currently offer.

Voice over Internet Protocol for Businesses

In June 2004, we completed our acquisition of GoBeam, Inc., or GoBeam, and introduced our business-class VoIP services to small and medium-sized businesses. These services enable customers to use IP and Internet connections to make local and long distance telephone calls over Covad’s network instead of using the traditional public switched telephone network. We sell two VoIP services, vPBX and PBXi. vPBX is intended as a substitute for a small company’s telephone Private Branch Exchange, or PBX, system and includes call features such as “find me, follow me,” web conferencing, call forwarding, instant messaging and unified voicemail and fax services. PBXi has many of the same features as our vPBX service, but it works with an end-user’s existing PBX system to deliver local, long distance and Internet services over one managed network connection, an alternative to using multiple connections.

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

While our VoIP services target a large market, we are continuing to enhance and expand our capability to market and sell these services through various channels. As a result, we will also continue to further enhance the internal systems and processes to support these new services, channels and additional customers.

Voice over Internet Protocol for Consumers

In January of 2006, Earthlink, Inc., or Earthlink, one of our wholesale customers, began a trial offer in three markets of a consumer-grade VoIP service deployed over the telephone lines that we lease from the RBOCs to provide data services. We refer to the portion of this service we provide as LPVA. Our wholesale customers layer local and long distance VoIP and related services on our LPVA service, as well as high-speed Internet access, using consumers’ existing wiring, telephone and computer equipment. LPVA service is intended to compete with the consumer voice and data bundles offered by the RBOCs and the cable companies.

In order to offer LPVA service in these three markets, we have deployed new equipment in the RBOCs central offices. If we decide to offer LPVA service out of additional central offices, we will need to similarly deploy new equipment in those locations. We do not currently intend to offer this service through our Direct segment.

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

Value-Added Services

In addition to access and voice services, we offer value-added services to our wholesale and direct customers who purchase services directly from us. These services include:

TeleDefend:  This is a security and private networking service that we offer to small and medium-sized businesses. We currently offer two versions of TeleDefend, TeleDefend Firewall, which protects businesses with only one site, and TeleDefend VPN/Firewall, which allows businesses with multiple sites to communicate securely.

Email and Web Hosting:  These services allow small and medium-sized businesses to have a custom domain name, for example www.mybusiness.com, as well as business-class email and web hosting. All services come with anti-spam and anti-virus protection and easy-to-use website building tools and templates.

Installation Services.  We offer professional installation services to our wholesale and direct customers in connection with our services. In some cases our customer may request that we install additional equipment, services or software, such as a firewall or a virtual private network, for an additional fee. We are in the early stages of offering these new services, but we believe that they provide us with the opportunity to expand our relationships with our wholesale customers and our direct end-users. Our objective in the marketplace is to become a “one-stop” service solution for our business-grade customers that includes end-user premises wiring and configuration, on-premise network support, software and equipment installation and other information technology support services. We believe this presents an attractive opportunity for us because many of our smaller business customers do not have or want their own dedicated information technology staff and would prefer to buy these services from one of their existing suppliers.

Sales and Marketing

Wholesale

We sell our broadband services to ISPs, telecommunications carriers and other resellers. These resellers purchase our services on a wholesale basis and sell them under their own brand. We had over 410 resellers as of December 31, 2005. For 2005, our 30 largest resellers collectively accounted for 92.2% of our total wholesale net revenues and 65.4% of our total net revenues. For 2005, AT&T and Earthlink, two of our resellers, accounted for 16.3% and 14.6%, respectively, of our total net revenues. As of December 31, 2005, approximately 488,100 end-users purchased services through our resellers.

We offer our resellers a range of DSL and T-1 services that they in turn offer to their business and consumer customers. They can either combine our DSL and T-1 lines with their own Internet access services or purchase our BIA services and resell the combination to their customers. Our agreements with our resellers generally have terms of one to three years and are non-exclusive. We generally do not require these resellers to generate a minimum number of end-users or a minimum amount of revenue, but we grant volume discounts based on subscriber volume.

We believe that strategic resellers with established brand names provide us with an attractive opportunity to deliver our services to a larger number of end-users. The cost of acquiring a customer for broadband services is significant, so leveraging the brand of our resellers, their customer bases, and embedded direct and indirect sales channels helps us reduce this cost.

We provide our resellers with sales and marketing support. We work jointly with our resellers to develop and fund marketing programs that are specific to their target markets, product offerings and sales objectives. We work to improve the cost of acquisition by assisting our resellers with direct marketing, promotions, and incentive programs.

Direct

We also sell our services directly and indirectly to end-user customers. We sell a suite of enhanced services directly through our direct sales force, telephone sales and Web sales capabilities. We also sell our services indirectly via a variety of third parties such as dealers, sales agents, referral partners and affinity groups. Our approach to this market is to combine our national network with other features to deliver services to small offices, home offices and small and medium-sized businesses. As of December 31, 2005, we had approximately 79,100 broadband lines and 1,147 VoIP business customers with a combined total of approximately 40,600 VoIP stations in service through this channel.

Our marketing programs and communications to small and medium-sized businesses are designed to increase brand awareness and encourage potential customers to contact our telesales center or visit our website. We use national and local marketing campaigns. We employ a wide variety of media, including on-line advertisements, direct mail, radio and print.

Our telesales and field sales teams sell our services via outbound calling and “feet on the street” sales. Our telesales groups make outbound calls to individuals or organizations that have visited our website and to lists of pre-qualified businesses that match the profile of customers who have purchased services from us in the past. The field sales organization targets small and medium-sized businesses and larger companies with many branch offices that have “small business like” broadband needs, such as connecting remote offices back to their corporate headquarters.

Our referral resources include sales agents, dealers and referral partners that receive one-time or recurring commissions in exchange for referring customers to us. In many cases, the sales agents, dealers and referral partners are telecommunications specialists that provide information technology, telecommunications, and networking services and products to business customers. By being part of our Alliance Network, our partners are able to complement their existing services and provide our broadband and VoIP services to their customers.

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

Flexibility.  We have designed our network to be flexible in handling various types of network traffic, including data, voice, and potentially extending to video information in the future. This flexibility will allow us to carry not only value-added services such as VoIP, but will also allow us to control the prioritization of content delivery over our national network. We accomplish the prioritization and quality of service control using ATM technology, which allows us to support both non-real time and real-time applications and provides fair allocation of bandwidth among customers.

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

Central Office Spaces.  Through our interconnection agreements with the ILECs, we lease space in central offices where we offer service. We require access to these spaces for our equipment and for persons employed by or under contract with us. We place Digital Subscriber Line Access Multiplexers, or DSLAMs in our central office spaces to provide the high-speed DSL signals on each copper line to our end-users. As of December 31, 2005, we had 2,052 operational central offices.

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

Wireless Connections.  As a result of our recent acquisition of NextWeb, we have begun selling wireless broadband services directly to end users in the San Francisco Bay Area, Los Angeles/Orange County metro area, the central coast region of California, and Las Vegas. We are evaluating whether we will offer the service in additional markets. We offer this service using a combination of licensed and unlicensed wireless spectrum. The advantage of using licensed spectrum is that it is easier to prevent interference from other providers. Much of the licensed spectrum we use today is leased directly from the FCC on a point-to-point basis. Additionally, some licensed spectrum we use is leased from third party license holders. For this reason, we incur additional operating expenses using licensed spectrum. In contrast, unlicensed spectrum requires less operating expense, but the management of the interference caused by other devices and service providers requires careful engineering. In order to offer our wireless services we must deploy radios and antennas in the areas where we intend to offer the service. This usually means that we need to secure roof or antenna rights in these markets, which requires additional expenditures. Our wireless service uses pre-WiMax equipment. WiMax is a set of specifications for wireless equipment and services that will encourage the interoperability of solutions from different suppliers. We currently plan to gradually upgrade our wireless network to the WiMax standard when this equipment is available. Testing of WiMax-based solutions is anticipated to start in the middle of 2006, with commercial deployment not anticipated before early 2007.

DSL Modems and On-Site Connection.  We buy customer premises equipment, or CPE, from our suppliers for resale to our customers. In order to provide our business-class services to an end-user we currently have to configure and install CPE along with any required on-site wiring needed to connect the CPE to the copper line leased from the ILEC. For our consumer access services, CPE is included in self-installation kits provided by us or our resellers. We ship the kits to end-users, who, in most cases, perform their own installation.

Competition

We face significant competition in the markets for business and consumer Internet access, network access, wireless broadband and voice services and we expect this competition to intensify. The principal bases of competition in our markets include price and performance, discounted rates for bundles of services, breadth of service availability, reliability of service, network security, and ease of access and use. We face competition from the following categories of companies:

•	RBOCs (Verizon, BellSouth, Qwest and AT&T);

•	cable television companies providing broadband access and VoIP, such as Comcast Corporation, Cox Communications, Time Warner, Inc. and Charter Communications;

•	competitive telecommunications companies, such as DSL.net, Inc., Mpower Communications Corporation and New Edge Networks, Inc (which recently agreed to be acquired by Earthlink);

•	interexchange carriers including Sprint and Level 3 Communications;

•	VoIP service providers, such as M3, PingTone and cBeyond;

•	telephone equipment providers such as Nortel, Avaya, Cisco and Lucent;

•	Internet service providers, such as Earthlink and Speakeasy.net;

•	online service providers, including include companies such as AOL, Google and MSN, a subsidiary of Microsoft Corp.; and

•	wireless service providers such as Cingular Wireless, Sprint, Verizon, T-Mobile, StarBand Communications Inc., DirecTV, EchoStar Communications Corporation, Globalstar, Lockheed and Teledesic.

Wireless and Satellite Data Service Providers.  Wireless and satellite data service providers continue to develop wireless and satellite-based Internet connectivity. We face competition from terrestrial wireless services including: third-generation wireless networks, two Gigahertz (“GHz”) and 28 GHz wireless cable systems, 2.5 GHz Broadband Radio Service, and Local Multi-channel Distribution System and 18 GHz, 39 GHz and 50 GHz point-to-point and point-to-multi-point microwave systems. Some of our resellers, such as XO Communications, hold many of these microwave licenses and are offering broadband data services over this spectrum. Other companies hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and videoconferencing. Third-generation mobile, or 3G, or augmented second generation mobile, or 2.5G, systems are being deployed or are expected to be deployed in the near future by providers such as Cingular Wireless, Sprint, Verizon and T-Mobile.

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

Interconnection Agreements with the Regional Bell Operating Companies

A critical aspect of our business is our interconnection agreements with the four largest ILECs, the RBOCs.

These agreements cover a number of aspects including:

•	prices we pay to lease access, both for stand-alone and line-shared lines;

•	special conditioning on certain of these lines to enable the transmission of digital signals;

•	prices and terms of central office space for our equipment;

•	prices we pay and access we have to data transport facilities connecting our facilities in different central offices and network points of presence;

•	interfaces that we can use to place orders, report network problems and monitor responses to our requests;

•	dispute resolution process we use to resolve disagreements; and

•	terms of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of the relationship.

We have entered into interconnection agreements with or otherwise obtained interconnection rights from the four RBOCs in the states covering the metropolitan areas we serve. RBOCs often do not agree to our requested provisions in interconnection agreements. When we cannot agree, the 1996 Telecommunications Act provides for arbitration of interconnection agreement terms before state public utility commissions, or PUCs. We have not consistently prevailed in obtaining our desired provisions in such agreements.

Some of our interconnection agreements have a term of three years. Under our interconnection agreements, either party can request renegotiation prior to the agreement’s expiration if there is a change in law. We will also have to renew these agreements when they expire. Although we expect to renew the interconnection agreements that require renewal and believe the 1996 Telecommunications Act limits the ability of ILECs not to renew such agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. Additionally, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. In the past, these disputes have delayed our deployment of our network. Such disputes have also adversely affected our service to our customers and our ability to enter into additional interconnection agreements with the RBOCs in other states. Finally, the interconnection agreements are subject to state PUCs, Federal Communications Commission, or FCC, and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that hurts our business.

Government Regulation

Overview.  Our services are subject to a variety of federal laws and regulations. With respect to certain activities and for certain purposes, we have also submitted our operations to the jurisdiction of state and local authorities who may also assert more extensive jurisdiction over our facilities and services. The FCC has jurisdiction over our facilities and services to the extent that we provide interstate and international communications services. To the extent we provide certain identifiable intrastate services, our services and facilities may be subject to a variety of state laws and regulations. Rates for the services and network elements we purchase from the RBOCs are, in many cases, determined by the applicable state PUCs. In addition, local municipal governments may assert jurisdiction over our facilities and operations, such as through government-owned rights of way and local zoning.

The precise jurisdictional reach of the various federal, state and local authorities is uncertain because it is subject to ongoing controversy and judicial review.

Recent Developments.  On February 4, 2005, the FCC released changes in its rules regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. These rules include the following changes:

•	If certain criteria are met, ILECs can stop providing new transport services between the telephone companies’ central offices at regulated rates, which are usually lower than commercially available rates. These criteria are based on the number of business lines served by the connected central offices and the number of alternative providers collocated in the central offices. This rule went into effect on March 11, 2005. For existing transport services where the criteria are met, ILECs are required to continue to provide the services with a price increase of 15% for either twelve or eighteen months after the order goes into effect. The twelve and eighteen month periods expire on March 11, 2006 and September 11, 2006, at which time commercially available rates will prevail. We currently purchase interoffice transport from the ILECs in order to carry traffic over our network. This change increased our data transport costs by approximately $869 in 2005 and we expect it will increase our data transport costs in 2006 by approximately $6,069.

•	In addition, ILECs are no longer required to provide new high-capacity unbundled DS-1 and DS-3 loops at regulated rates in locations where certain criteria are met. These criteria are based on the number of business lines served by the central office and the number of alternative providers collocated in the central office. This rule went into effect on March 11, 2005. For existing high-capacity DS-1 and DS-3 loops where the criteria are met, ILECs are required to continue to provide the loops for a twelve month transition period with a price increase of 15%. The transition period expires on March 11, 2006, at which time commercially available rates will prevail. We use DS-1 loops to provide business-grade services to our end-users. This change increased our cost to purchase DS-1 and DS-3 loops by approximately $1,139 in 2005 and we expect it will increase these costs in 2006 by approximately $1,634.

•	ILECs are no longer required to provide new dark fiber loops at regulated rates. This rule went into effect on March 11, 2005. For existing dark fiber loops, ILECs are required to continue to provide the dark fiber loops for a twelve month transition period with a price increase of 15%. The twelve month transition period ends on March 11, 2006, at which time commercially available rates will prevail. In certain areas, we purchase dark fiber to transport data traffic within our network. Currently we purchase our dark fiber from non-ILEC providers. However, if we are unable to purchase dark fiber from non-ILEC providers in the future, we expect this change will increase our cost to purchase dark fiber loops. At this time we cannot reliably quantify the aggregate amount of these increases, if any.

•	Competitive telecommunications carriers, including our resellers, can no longer purchase voice services from the ILECs under an arrangement known as the Unbundled Network Element Platform, or UNE-P, for new customers at regulated rates. The existence of UNE-P had allowed us to bundle our data services with the voice services of competitive telecommunications providers through line-splitting arrangements. We currently only bundle services in this manner with competitive telecommunications providers that have agreements with the ILECs to allow them continued access to UNE-P or similar resold services. We are also exploring alternative methods of delivering residential voice services with which we and our resellers can package our data services. For example, as discussed above, we recently launched a market trial with Earthlink to test LPVA service that enables Earthlink to offer local and long distance voice services to its customers (bundled with our data services) in competition with the local telephone companies.

The new rules took effect on March 11, 2005. Implementation of the rules is governed by the interconnection agreements between ILECs and competitive carriers. The implementation and interpretation of the rules, including the dates that specific aspects of the new rules affect network elements, continue to be the subject of disputes in state PUCs and other venues.

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

•	Our line-shared customers as of October 2, 2003 were grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $68,755 and $89,857, or 15.5% and 20.9%, of our revenues for the years ended December 31, 2005 and 2004, respectively.

•	For line-shared customers acquired from October 3, 2003 to October 2, 2004, the FCC-mandated maximum price for the high-frequency portion of the telephone line was 25% of the cost of a separate telephone line during the first year, 50% of the cost of a separate telephone line from October 3, 2004 to October 2, 2005, and 75% of the cost of a separate telephone line from October 3, 2005 to October 2, 2006. After October 2, 2006, we are required to transition these customers to new arrangements, which could include continued provision of services pursuant to commercial agreements.

•	As of October 3, 2004, we cannot acquire new line-shared customers at regulated rates under Section 251 of the Telecommunications Act of 1996.

We have reached agreements that provide us with continued access to line-sharing with three of the four RBOCs (AT&T, Verizon and Qwest), accounting for approximately 91.7% of our line-shared customer base. Our agreements regarding line-sharing with AT&T, Verizon and Qwest expire in May of 2009, December of 2008 and October of 2007, respectively. In the event that we do not obtain favorable regulatory rulings for line-sharing or enter into and maintain line-sharing agreements with the RBOCs, we will be required to purchase a separate telephone line in order to provide services to an end-user in the areas served by RBOCs. If this occurs we may stop selling stand-alone consumer-grade services to new customers, because the cost of a separate telephone line is significantly higher than what we currently pay for a shared line and requires us to dispatch a technician to install the service. Our inability to acquire new line-shared customers would limit our growth and negatively impact our ability to sell consumer DSL services.

In the Original Triennial Review Order, and subsequent orders, the FCC also decided that ILECs are not required to allow us to access certain types of fiber and fiber-fed loops or the packet-switching functions of fiber-fed telephone lines to provision DSL services. In a subsequent order, released October 27, 2004, the FCC also granted the RBOCs forbearance from the obligation to provide access to the packet-switching functions of fiber-fed telephone lines under section 271 of the Telecommunications Act of 1996. This means that, unless we reach agreements with the RBOCs or obtain favorable regulatory rulings from the FCC or state regulators, we will continue to be unable to provide our most commonly-used services to end-users served by affected fiber-fed lines. Our inability to access fiber and fiber-fed packet-switching functions is significant for our business because it limits the addressable market for our DSL services, thereby limiting our growth. In addition, the RBOCs are increasing their deployment of fiber loops and fiber-fed remote terminal architectures, thereby limiting our addressable market.

The 1996 Telecommunications Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. Since passage of the 1996 Telecommunications Act, the FCC has been less stringent in its review of tariff filings by the four largest ILECs, the RBOCs, including filings for DSL services. In particular, without substantive review of the cost support for the RBOCs’ DSL services, rates for those services may be below cost and may facilitate price squeezes, predatory pricing or other exclusionary strategies by incumbent local telephone companies that harm our business. On September 23, 2005, the FCC eliminated certain regulations that apply to the RBOCs provision of broadband Internet access services that are competitive with ours. The FCC determined that RBOC wireline broadband Internet access services are defined under the Communications Act as information services functionally integrated with a telecommunications component, and relieved RBOCs of related common carrier, tariffing, and non-discrimination obligations. The FCC also provided the RBOCs with flexibility to offer the transmission component of wireline broadband Internet access service to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis, or some combination of both. The FCC’s new regulatory classification of broadband Internet access service does not impact competitive local exchange carriers, or CLECs, ability to access UNEs under section 251 of the 1996 Telecommunications Act and the FCC’s rules. We expect that this additional regulatory freedom and any additional regulatory freedom granted to the RBOCs in this area will increase the competition we face from the RBOCs’ services and could reduce our access to ILEC facilities and services.

On February 22, 2005, SBC and AT&T filed applications at the FCC to request a transfer of AT&T’s licenses and authorizations to SBC, pursuant to SBC’s planned acquisition of AT&T. On March 11, 2005, Verizon and MCI filed applications at the FCC to request a transfer of MCI’s licenses and authorizations to Verizon, pursuant to Verizon’s planned acquisition of MCI. The U.S. Department of Justice approved the acquisitions with certain limited divestiture conditions on October 27, 2005. On November 17, 2005, the FCC released orders approving both mergers. The FCC’s orders also contained conditions on its approval of the mergers that are favorable to competitive carriers. Such conditions include UNE and other service pricing freezes; recalculation of areas where the merged RBOCs are required to share their networks with competitive telecommunications companies; special access availability, pricing, and service quality monitoring; and Internet peering access and transparency. These conditions are limited and are of varying durations.

Each of the FCC decisions in this area have been challenged by various participants in the telecommunications industry. We expect that many of the components of these rules will be the subject of continuing litigation that could influence their ultimate impact. As such, it is not possible for us to predict the final effects of these rules with assurance.

Investors should review this discussion of the FCC’s recent rulemaking and the actual FCC orders carefully to understand the potentially significant effects that these proceedings may have on our ability to continue to engage in our business as we have in the past, as the FCC’s rulings create a number of uncertainties, risks, challenges and opportunities for us.

Federal and State VoIP Regulation.  As a result of the growing deployment of VoIP services, the FCC has recently taken action to extend to many VoIP services regulations applicable to traditional voice services. For example, on June 3, 2005, the FCC released rules requiring VoIP carriers interconnected with the public switched telephone network, or PSTN, to provide enhanced 911, or E911, service to customers. On September 23, 2005, the FCC released rules requiring certain broadband Internet providers and VoIP carriers interconnected with the PSTN to accommodate wiretaps pursuant to the Communications Assistance for Law Enforcement Act, or CALEA. The FCC decisions in this area have been challenged by various participants in the telecommunications industry. We expect that many of the components of these rules will be the subject of continuing litigation that could influence their ultimate impact. As such, it is not possible for us to predict the final effects of these rules with assurance. Additionally, the FCC is conducting other regulatory proceedings that could further affect our regulatory duties and rights as a VoIP provider. There is regulatory uncertainty as to the imposition of access charges and other taxes, fees and surcharges on VoIP services and whether such services are subject to traditional regulation on voice services. If the FCC chose to adopt such regulations, it could impact our ability to offer new services in a cost-efficient manner.

The state PUCs are also conducting regulatory proceedings that could impact our rights and obligations with respect to VoIP. In an order released November 12, 2004, the FCC determined that Internet telephony services like our VoIP service are not subject to traditional regulation by the state PUCs. This order has been appealed to the courts, and it is unclear what the outcome of this litigation will be.

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

Among other things, the 1996 Telecommunications Act removes barriers to entry in the local telecommunications market. It also requires that ILECs provide nondiscriminatory access and interconnection to potential competitors. Regulations promulgated by the FCC under the 1996 Telecommunications Act (such as those discussed above under the heading “Recent Developments”) specify in greater detail the requirements imposed on the ILECs to open their networks to competition by providing competitors interconnection, central office and remote terminal space, access to unbundled network elements, retail services at wholesale rates and nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way. The requirements allow companies like us to interconnect with the ILECs.

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

Other State Regulation.  To the extent we provide identifiable intrastate services or have otherwise submitted ourselves to the jurisdiction of the relevant state telecommunications regulatory PUCs, we are subject to state jurisdiction. In addition, certain states have required prior state certification as a prerequisite for processing and deciding an arbitration petition for interconnection under the 1996 Telecommunications Act. We are authorized to operate as a CLEC in all of the states covering metropolitan statistical areas we serve. We file tariffs in certain states for intrastate services as required by state law or regulation. We are also subject to periodic financial and other reporting requirements of these states with respect to certain intrastate services. Jurisdictional determinations that some or all of our services are intrastate services could harm our business. In particular, we could be deemed liable for payments into state universal service funds, which require telecommunications carriers providing intrastate services to pay a percentage of their intrastate revenues to support state programs that ensure universal availability of telecommunications and related services. We do not believe that the services we offer on an interstate basis are subject to such state assessments, but a state commission or judicial decision to the contrary could subject us to liability for such payments.

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

The ultimate outcome of these proceedings and the ultimate impact of the 1996 Telecommunications Act or any final regulations adopted pursuant to the 1996 Telecommunications Act on our business cannot be determined at this time but may well be adverse to our interests. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we can give you no assurance that such future regulation or regulatory changes will not harm our business. See “Part I. Item 1A. Risk Factors — Our services are subject to government regulation, and changes in current or future laws or regulations could adversely affect our business” and “Part I. Item 1A. Risk Factors — Charges for network elements are generally outside of our control because they are proposed by the ILECs and are subject to costly regulatory approval processes.”

Significant Customers

We had over 410 wholesale customers as of December 31, 2005. For 2005, 2004 and 2003, our 30 largest wholesale customers in each such year collectively comprised 65.4%, 67.4% and 71.6% of our total net revenues, respectively. Two of our wholesale customers, AT&T and Earthlink, accounted for 16.3% and 14.6%, 13.8% and 16.9%, and for 12.5% and 21.5% of our total net revenues for 2005, 2004 and 2003, respectively.

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

A manufacturer of telecommunications hardware named “COVID” has filed an opposition to our trademark application for the mark “COVAD” and design.” Covid is also seeking to cancel our trademark registration for the

“Covad” name. We do not believe that these challenges to our trademark application and granted trademark have merit. However, these proceedings are unpredictable and there is no guarantee we will prevail. If we do not succeed, it could limit our ability to provide our services under the “COVAD” name.

Employees

As of December 31, 2005, we had 1,045 employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing, legal, finance, human resources and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing, legal, accounting and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

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

ITEM 1A.	Risk Factors

Investing in and holding our common stock involve a degree of risk. Many factors, including those described below and set forth elsewhere in this report and in other documents we file with the SEC, could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. If any of these risk materialize, our business, financial condition and results of operations could suffer. These risks are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business.

Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

Our services are subject to federal, state and local government regulations. In particular, the company and its resellers are dependent on certain provisions of the 1996 Telecommunications Act to procure certain facilities and services from the ILECs that are necessary to provide our services. As a result, our business is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from state PUCs.

For instance, over the last several years the FCC has made substantial changes to the regulatory environment in which we operate. The FCC’s August 21, 2003 Triennial Review order and its release of further changes on February 4, 2005, limited, and in some cases eliminated our access to some of the network elements that we use to operate our business. Where we no longer have regulated access to network elements, our costs are likely to increase as a result of these orders and we may be unable to profitably offer some of our services. We may be unable to adapt to the changed regulatory environment, in its current form, or to future changes, whether resulting from these orders or from subsequent action by Congress, state legislatures, the courts, the FCC or other regulatory authorities.

In addition, the FCC’s August 2003 Triennial Review order and related subsequent orders provided that ILEC fiber based facilities and packet switched based facilities were no longer required to be unbundled and made available to competitive carriers like us. The RBOCs have each announced plans to aggressively deploy new fiber and packet based facilities as replacements for the copper loop based facilities that we use provide our services. This substitution of fiber and packet based facilities will reduce the portion of the market for data and voice services that we can reach utilizing our wireline network. While we are pursuing alternative means of providing services where this occurs, including commercial access agreements with the ILECs and alternative means of providing services, such as fixed wireless, we may not be successful in these efforts, and there may be material adverse effects on our financial condition.

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

The impact of judicial and regulatory decisions on the prices we pay to the ILECs for collocation and unbundled network elements is highly uncertain. There is a risk that any new prices set by the regulators could be significantly higher than current prices. As a result of FCC decisions, it is likely that we will pay higher prices for line-shared lines, high-capacity lines and data transport between many of the ILECs central offices. If we are required to pay higher prices to the ILECs for collocation and network components as a result of the FCC’s recent decisions and other judicial and regulatory decisions, it could materially increase our operating expenses and reduce our ability to provide competitive products.

Our business will be adversely affected if our interconnection agreements are not renewed or if they are modified on unfavorable terms.

We are required to enter into interconnection agreements covering each of the states we serve with the appropriate ILECs in order to provide service in those regions. Many of our existing interconnection agreements have a maximum term of three years. Therefore, we will have to renegotiate these agreements with the ILECs when they expire. A number of these agreements have expired and we are currently in the process of renegotiating them. We may not succeed in extending or renegotiating these interconnection agreements on favorable terms or at all.

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

The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 65.4%, of our net revenue for the year ended December 31, 2005. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.

If we were to lose one or more of our key resellers or if one or more of our key resellers stopped providing us with orders or removed end-users from our network, our revenue and line-growth could be materially adversely affected. Consolidations, mergers and acquisitions involving our key resellers have occurred in the past and may occur in the future. These consolidations, mergers and acquisitions may cause key resellers to stop providing us with orders or to remove end-users from our network. On January 31, 2005, one of our major resellers, AT&T Corp., was acquired by SBC, one of the largest RBOCs and also one of our larger resellers. The surviving company is now known as AT&T, Inc. On January 6, 2006, another one of our resellers, MCI, was acquired by Verizon. For the year ended December 31, 2005, the pre-merger AT&T Corp. and MCI entities accounted for 13.6% and 4.2%, respectively, of our net revenues. The combined AT&T entity and Verizon (including MCI) are both our competitors and resellers of our services. At this time, we cannot predict the effects of this transaction on our revenues derived from the new combined AT&T or from MCI, or the timing of any such effects.

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

The RBOCs represent the dominant competition in all of our target service areas, and we expect this competition to intensify. The RBOCs have established brand names and reputations for quality service, possess sufficient capital to deploy DSL equipment and other facilities rapidly, have their own telephone lines and can bundle digital data services with their existing voice, wireless and other services to achieve economies of scale in serving customers. They can also offer service to end-users using fiber and fiber-fed loops that are not available to us. Certain RBOCs are aggressively pricing their consumer DSL services as low as $14.95 per month when ordered as part of a bundle, which has slowed sales of stand-alone consumer DSL services by our reseller partners and increased the rate of churn among our existing users. We believe that we pose a competitive risk to the RBOCs and, as both our competitors and our suppliers, they have the ability and the motivation to disadvantage our business. If we are unable to enter into and maintain our agreements with the RBOCs that provide us with access to line-sharing at reasonable rates, we will be unable to price our consumer services at a price that is competitive with the RBOCs.

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

New competitors in the market for VoIP services and improvements in the quality of VoIP service provided by competitors over the public Internet could increase competition for our VoIP services.

Our business plan is based partly on our ability to provide local and long distance voice services at a lower rate than our competitors. We expect price competition to increase in the VoIP market due to increasing emphasis on VoIP by the local telephone companies and new entrants to the VoIP market. Because networks using VoIP technology can be deployed with less capital investment than traditional networks, there are lower barriers to entry in this market and it may be easier for new competitors to emerge. Increasing competition may cause us to lower our prices or may make it more difficult to attract and retain customers.

We believe that our VoIP service does not compete with providers who use the public Internet to transmit communications traffic, as these providers generally cannot provide the quality of service necessary for business-grade services. Future technology advances, however, may enable these providers to offer an improved quality of services to business customers over the Internet with lower costs than we incur by using a private network. This could also lead to increased price competition.

Failure to complete development, testing and introduction of new services, including VoIP services, could affect our ability to compete in the industry.

We continuously develop, test and introduce new services that are delivered over our network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In some cases, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may depend on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, new service offerings may not operate as intended and may not be widely accepted by customers. If we are not able to successfully complete the development and introduction of new services and enhancements to our existing services, including VoIP, LPVA, and wireless services, in a timely manner, our business could be materially adversely affected.

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

We are currently facing a variety of challenges that may affect the assumptions contained in our business plan, including, among others:

•	customer disconnection rates that reduce our revenues;

•	significant price reductions by our competitors;

•	higher levels of marketing expense required to acquire and retain end-users that purchase our services from us and from our resellers;

•	the need to upgrade our systems by investing in our existing and future technology and infrastructure;

•	investment opportunities in complementary businesses, acquisitions or other opportunities;

•	changes in government regulations and legal actions challenging government regulations; and

•	additional risk factors mentioned throughout this section.

We entered into a 10-year resale agreement with SBC (now AT&T, Inc.) in December 2001 under which SBC, its affiliates or special agents will resell our DSL services. As part of the resale agreement, SBC made a $75,000 non-interest-bearing prepayment, which is collateralized by substantially all of our domestic assets. As of December 31, 2005, the outstanding balance of the SBC’s prepayment was approximately $43,731. This collateralization of the outstanding balance of SBC’s prepayment, in addition to the existence of $125,000 in 3% convertible debentures, may limit our ability to raise additional capital through sales of debt or equity securities.

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

We must increase the volume of Internet, data and voice transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not add new customers and maintain our relationships with current customers, we may not be able to substantially increase traffic on our network, which would adversely affect our profitability. To accomplish this strategy, we must, among other things:

•	acquire new end-users;

•	enter into and maintain agreements with the RBOCs or obtain favorable regulatory rulings that provide us with access to unbundled network elements on terms and conditions that allow us to profitably sell our consumer services;

•	enhance, improve and increase sales of our VoIP services;

•	upgrade our network to improve reliability and remain competitive;

•	efficiently deploy wireless services and integrate NextWeb;

•	expand our direct sales capability and infrastructure in a cost-effective manner; and

•	continue to implement and improve our management information systems, including our client ordering, provisioning, dispatch, trouble ticketing, customer billing, accounts receivable, payable tracking, collection, fixed assets, transaction-based taxes and other management information systems.

Our growth has placed, and will continue to place, significant demands on our management and operations. We expect to implement system upgrades, new software releases and other enhancements which could cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers’ expectations. We expect these demands may require increased outsourcing of Covad functions to third parties. We may be unable to do this successfully, in which case we could experience an adverse effect on our financial performance.

Our end-user disconnection rate reduces our revenue and end-user growth.

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

While we are working to address problems with the end-user experience, many of these factors are beyond our control. As a result, our churn rates may increase even if we improve the customer experience. In addition, promotions and rebates that we offer to our resellers and end-users are based on an assumption that a given end-user will maintain our service for a period of time. If our disconnection rate increases for more recently added end-users, we may not recoup the money we spend on these promotions and rebates.

We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow.

Prices for our services have steadily decreased since we first began operations. We expect we will continue to experience an overall price decrease for our services due to competition, volume-based pricing and other factors. We currently charge higher prices for some of our services than some of our competitors do for similar services. As a result, we cannot assure you that our customers will select our services over those of our competitors. In addition, prices for digital communications services in general have fallen historically, and we expect this trend to continue. As a result of these factors, we cannot predict whether demand for our services will exist at prices that enable us to achieve profitability or positive cash flow.

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business, reputation and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual reports. Section 404 also requires our independent registered public accounting firm to annually attest to, and report on, management’s assessment of our internal controls over financial reporting.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

Sales of services directly to end-user customers represent a significant and growing part of our business. As we expand our direct business, we will face new operational challenges. These challenges include, but are not limited to, our ability to:

•	recruit, hire and train additional direct sales teams;

•	reduce our cost of acquiring new customers;

•	create effective automated systems to provision, manage and bill for VoIP services;

•	manage expanding and increasingly diverse distribution channels;

•	effectively manage additional vendors; and

•	continue to enhance our network and access products to provide business-class VoIP services.

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

Our operations depend upon our ability to support our highly complex network infrastructure and avoid damage from fires, earthquakes, terrorist attacks, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. The occurrence of a natural disaster or other unanticipated problem at our network operations center or any of our regional data centers could cause interruptions in our services. Similarly, if our third party providers fail to maintain their facilities properly or fail to respond quickly to network or other problems, our customers may experience interruptions in the service they obtain from us. We have experienced some interruptions in our VoIP service as a result of network and equipment issues as we enhance and improve this service. Any damage or failure that interrupts our operations negatively impacts our reputation and makes it more difficult to attract and retain customers.

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

In outsourcing certain support functions to offshore vendors, we face similar integration problems as we do with our software outsourcing arrangements. In addition, these vendors may have difficulties communicating with our customers and resolving non-standard customer issues. We also may experience difficulties as we integrate the vendor’s systems with our own.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $36,626 as of December 31, 2005. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued software patents and patent applications continues to increase. Responding to infringement claims, regardless of their validity, could:

•	be time-consuming, costly and result in litigation;

•	divert management’s time and attention from developing our business;

•	require us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign certain of our products; or

•	require us to satisfy indemnification obligations to our customers.

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

The market price for our common stock has been, and is likely to continue to be, highly volatile, which may result in losses to investors. We believe that a number of factors contribute to this fluctuation and may cause our stock price to decline in the future. While it is not possible to foresee all of the events that could adversely affect the price of our common stock or cause such price to remain volatile, the factors include:

•	state and federal regulatory and legislative actions;

•	general economic conditions and the condition of the telecommunications industry;

•	our ability to maintain existing customers and add new customers and recognize revenue from distressed customers;

•	our ability to execute our operational plan and reach profitability and cash flow positive from operations;

•	our ability to maintain sufficient liquidity to fund our operations;

•	adverse litigation results;

•	announcements of new products, services or pricing by our competitors or the emergence of new competing technologies;

•	our failure to meet the expectations of investors or of analysts;

•	the adoption of new, or changes in existing, accounting rules, guidelines and practices, which may materially impact our financial statements and may materially alter the expectations of securities analysts or investors;

•	the level of demand for broadband Internet access services and VoIP telephony services;

•	departures of key personnel; and

•	effective internal controls over financial reporting.

The stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock.

Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” for additional information)

We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and leases, some of which may be on less than optimal terms.

Our substantial leverage could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

(All dollar amounts are presented in thousands)

We are headquartered in San Jose, California in facilities with a combined total of 133,310 square feet, under a lease that will expire on October 31, 2010. In addition, we lease approximately 37,517 and 51,398 square feet of space for our call center operations in Herndon, Virginia and Denver, Colorado, respectively. We manage our network operations center in a 36,000 square feet location, separate from our corporate headquarters facilities, in San Jose, California. We also lease office space with a combined total of approximately 19,000 square feet in the following metropolitan areas in which we conduct operations: San Jose, California, Washington, DC, Jersey City, New Jersey, Atlanta, Georgia, Irving, Texas, Schaumburg, Illinois, and Austin, Texas. We sublease 9,435 square feet of office space in Sunnyvale, California.

We also lease central office space from the ILECs in areas in which we operate or plan to operate under the terms of our interconnection agreements and obligations imposed by state PUCs and the FCC. The productive use of our central office space is subject to the terms of our interconnection agreements. We will need to increase our central office space if we choose to expand our network geographically.

ITEM 3.	Legal Proceedings

(All dollar amounts are presented in thousands)

In April 1999, we filed a lawsuit against Bell Atlantic, now Verizon, and its affiliates in the United States District Court for the District of Columbia. We were pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. This matter was settled in December of 2005.

In December 2000, we filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. We were pursuing claims in this lawsuit that are similar to our claims against Verizon. We dismissed this lawsuit in October of 2005 and we are instead pursuing remedies in various state and FCC regulatory proceedings.

On June 11, 2001, Verizon filed a lawsuit against us in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that we use to provide services to our customers. In its amended complaint, Verizon claimed that we falsified trouble ticket reports with respect to the telephone lines that we ordered and sought unspecified monetary damages, characterized as being in the “millions,” and injunctive relief. On November 13, 2002, the District Court entered summary judgment in favor of us and dismissed Verizon’s claims against us in their entirety. Verizon appealed the dismissal of its lawsuit. In July 2004 the Ninth Circuit Court of Appeals partially reversed the District Court’s decision and indicated that Verizon could attempt to pursue a claim against us for breach of contract. This matter was settled in December of 2005.

Several stockholders filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against us and several former and current officers and directors in addition to some of the underwriters in our stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002 the plaintiffs amended their complaint and removed us as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that we and others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The plaintiffs and the issuer defendants have reached a tentative agreement to settle the matter, and we believe the tentative settlement will not have a material adverse effect on our consolidated financial position or results of operations. That settlement, however, has not been finalized. If the settlement is not finalized, we believe these officers and directors have strong defenses to these lawsuits and intend to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee these officers and directors will prevail.

In June 2002, Dhruv Khanna was relieved of his duties as our General Counsel and Secretary. Shortly thereafter, Mr. Khanna alleged that, over a period of years, certain current and former directors and officers had breached their fiduciary duties to the Covad stockholders by engaging in or approving actions that constituted waste and self-dealing, that certain current and former directors and officers had provided false representations to our auditors and that he had been relieved of his duties in retaliation for his being a purported whistleblower and because of racial or national origin discrimination. He threatened to file a shareholder derivative action against those current and former directors and officers, as well as a wrongful termination lawsuit. Mr. Khanna was placed on paid leave while his allegations were being investigated.

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

We are subject to state PUC, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, we are engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple ILECs. These negotiations, arbitrations and proceedings concern the telephone companies denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on our consolidated financial position and results of operations if we are denied or charged higher rates for transmission lines or central office spaces.

ITEM 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, we did not submit any matters to the vote of our security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information and Dividend Policy for Our Common Stock

From July 20, 2001 through July 27, 2005, our common stock traded only on the NASDAQ’s OTC Bulletin Board under the symbol COVD.OB. On July 28, 2005, our common stock began trading on the American Stock Exchange under the symbol DVW. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the NASDAQ’s OTC Bulletin Board and the American Stock Exchange.

	High	Low

Fiscal Year Ending December 31, 2004
First Quarter	$4.16	$1.84
Second Quarter	$2.58	$1.62
Third Quarter	$2.36	$1.27
Fourth Quarter	$2.34	$1.45
Fiscal Year Ending December 31, 2005
First Quarter	$2.26	$1.20
Second Quarter	$1.49	$1.07
Third Quarter	$1.50	$1.06
Fourth Quarter	$1.10	$0.67

On December 31, 2005, the last reported sale price for our common stock on the American Stock Exchange was $0.98 per share. As of February 15, 2006 there were 17,535 holders of record of our common stock, and there were no holders of record of our Class B common stock.

We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain any future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our board of directors will determine our future dividend policy.

ITEM 6.	Selected Financial Data

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(All dollar and share amounts are presented in thousands,
	except per share amounts)

Consolidated Statement of Operations Data:
Revenues, net	$443,179	$429,197	$388,851	$383,496	$332,596
Cost of sales (exclusive of depreciation and amortization)	311,139	266,172	288,122	298,336	461,875
Selling, general and administrative	158,552	146,241	140,081	150,373	199,908
Depreciation and amortization	67,241	77,410	73,884	127,088	150,839
Provision for restructuring and post-employment benefits	3,640	1,409	1,235	—	14,364
Provision for long-lived asset impairment	—	—	—	—	11,988
Loss from operations	(97,964)	(60,000)	(114,570)	(180,992)	(536,880)
Interest expense	5,005	4,927	5,526	5,581	92,782
Gain on sale of equity securities	28,844	—	—	—	—
Gain on deconsolidation of subsidiary	53,963	—	—	—	—
Reorganization expenses, net	—	—	—	—	62,620
Gain on extinguishment of debt	—	—	—	—	1,033,727
Net income (loss)	$(15,722)	$(60,761)	$(112,302)	$(184,828)	$344,758
Basic and diluted per share amounts:
Net income (loss)	$(0.06)	$(0.24)	$(0.50)	$(0.84)	$1.94
Weighted-average common shares used in computing basic and diluted per share amounts	265,240	249,187	224,950	219,744	177,347

	As of December 31,
	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$96,501	$150,996	$114,345	$202,492	$283,863
Property and equipment, net	$71,663	$78,707	$94,279	$108,737	$215,804
Total assets	$300,581	$385,225	$334,711	$442,161	$675,168
Long-term obligations, including capital leases	$125,206	$125,734	$50,000	$50,165	$50,011
Total stockholders’ equity (deficit)	$(20,169)	$(8,635)	$(5,553)	$82,299	$259,829

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001

Other Operating and Financial Data
Collocation facilities	2,052	2,052	1,819	1,802	1,718
Homes and businesses passed (approximately)	57,000,000	50,000,000	46,000,000	46,000,000	40,000,000
Lines in service	567,200	533,200	517,000	381,000	351,000
Capital expenditures for property and equipment	$42,397	$38,743	$44,142	$22,782	$15,732
Capital expenditures for collocation fees and purchases of other intangibles assets	$3,582	$7,900	$14,889	$3,782	$7,940

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

(All dollar and share amounts are presented in thousands, except per share amounts)

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in “Part I. Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement. See — Forward-Looking Statements.”

Overview

Our Business

We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas in 44 states. Our telecommunications network allows us to offer services to approximately 57 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, AT&T, Inc. (formerly SBC Communications, Inc, or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2005, we had approximately 567,200 broadband access end-users and 1,147 VoIP business customers with a combined total of approximately 40,600 VoIP stations.

We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of December 31, 2005, Wholesale had approximately 488,100 DSL and T-1 lines in service, up from 454,600 lines at the end of the previous year. The majority of our services are sold through our Wholesale segment.

Our Direct segment sells VoIP, high-speed data connectivity and related value-added services. Our business-grade VoIP services are sold primarily through our Direct segment. Direct sells through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. Direct ended 2005 with approximately 79,100 DSL and T-1 lines in service, up from 78,600 lines at the end of the previous year.

Since our inception, we have and continue to generate significant net and operating losses and negative operating cash flow. Our cash reserves are limited and our business plan is based on assumptions that we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire.

Regulatory Environment

Recent decisions of the Federal Communication Commission, or FCC, as described in more detail in Item 1, — Business — “Government Regulation,” have created a number of uncertainties, challenges and potential opportunities for us. The final effect of these developments will be subject to further proceedings at the FCC and the reactions of the various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence the decisions’ ultimate impact. As such, it is very difficult for us to predict with a high degree of certainty the final effects of the FCC’s decisions. As a result of these events, we continue to explore alternative methods of selling bundled voice and data services directly to end-users and through our resellers. However, we may be unsuccessful in identifying feasible or profitable alternatives.

Our Opportunities and Challenges

Our business is subject to on-going changes in telecommunications technologies, the competitive environment, particularly continued pricing pressure on our consumer-grade services and consolidation among telecom providers, federal and state telecommunications regulations, and our resellers’ changing market strategies. Sales of our stand-alone DSL services have slowed, and we continue to experience churn among our existing end-users due to pricing pressures and other factors. As a result of these market conditions, we have shifted our business model and increased our focus on direct sales of higher-bandwidth data connections, as well as bundled services, which includes VoIP and data communications services, to small and medium-sized businesses. We have also developed new products for both our direct and wholesale channels, enabling us to expand our addressable market beyond business broadband and VoIP. These products include line-powered voice access service, or LPVA, which is targeted at the consumer VoIP market (through resellers) and wireless broadband, specifically, WiMax, technologies, targeting small and medium-sized businesses. In addition, we believe that our direct focus on the small and medium-size market enables us to position ourselves as a specialized provider in contrast to our competition. We believe there is a substantial business opportunity in this market segment for us. While we believe we are favorably positioned to take advantage of these market opportunities, it is inherently difficult to predict with a high degree of certainty our ability to grow our sales of these services and in these markets, and whether our sales of these services will offset slowing sales of our stand-alone DSL services.

Given these facts and the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:

Efficient use of cash — We concluded 2005 with cash, cash equivalents, restricted cash and cash equivalents and short-term investments in debt securities of $102,004. This balance was comprised of $84,291 in unrestricted cash and cash equivalents, $12,210 in unrestricted short-term investments in debt securities and $5,503 in restricted cash and cash equivalents. We continue to manage expenditures closely. Our ability to attain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue. 2005 was a year of significant expenditures as we automated and scaled our VoIP business, executed advertising and demand generation programs, and developed new products, including a premise-based private branch exchange, or PBX, solution, which we referred to as PBXi Plus, Voice Optimized Access, or VOA, and LPVA. We expect capital expenditures in 2006 to total less than in 2005, barring any strategic partner-funded agreement we may sign.

Efficiently deliver broadband Internet access services to consumers — The delivery of stand-alone high-speed DSL Internet connectivity services by our ISP customers is facing intense competition from the RBOCs and cable providers like Comcast, Time Warner and Cox Communications, who are aggressively pricing their consumer broadband services, often as part of a bundled service offering. We believe these market conditions have placed additional pricing pressure on us and our resellers, reduced the number of orders for our services, and have caused a higher level of churn among our consumer end-users. In the fourth quarter of 2005 we experienced net reductions of approximately 11,200 in our total numbers of broadband end-users.

In January of 2006, Earthlink, Inc., or Earthlink, one of our wholesale customers, began a trial offer in three markets of a consumer-grade VoIP service deployed over our LPVA service. LPVA service is intended to compete with the consumer voice and data bundles offered by the RBOCs and the cable companies. Our operational results in 2006 and beyond will be impacted by our ability to effectively and profitably continue sales of our services under bundling arrangements like LPVA.

Respond to Changes in Telecommunications Regulations — Federal, state and local government regulations affect our services. In particular, we rely upon provisions of the 1996 Telecommunications Act to procure certain facilities and services from the ILECs that are necessary to provide our services. As a result, our business can be materially affected by changes in applicable rules and policies as a result of FCC decisions, legislative actions at both the state and federal level, rulings from state PUCs, and court decisions. Such changes may reduce our access to network elements at regulated prices and increase our costs. We have changed our business in the past to respond to new regulatory developments and it is likely that we will need to make similar changes in the future.

Enter and maintain acceptable line-sharing terms with the ILECs — We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 15.5% of our revenues from the sale of our line-shared services. While we expect that the revenues we generate from line-sharing with the RBOCs will decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to enter into and maintain long-term agreements with the RBOCs, like our agreements with AT&T, Verizon and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.

Expand and diversify our sources of revenue — We are taking steps to improve our prospects for revenue growth. We continue our efforts to diversify our revenue sources by adding new services such as VoIP and LPVA, expanding on-premise customer services and wireless broadband, as well as by adding new resellers.

New market opportunities — We have developed several products, targeting both our wholesale and direct channels, that we believe will drive new revenues. For our direct channels, we have introduced PBXi Plus, an integrated voice and data T-1 line that targets customers who have a premises-based PBX or key telephone system. This product is also used to target our existing broadband customer base for up-sell to VoIP. PBXi Plus is also targeted at the distributed enterprise market segment. Through our acquisition of NextWeb, Inc., or NextWeb, we anticipate to leverage WiMax technology, expand our market reach and reduce our dependency on the ILECs and other carriers. For wholesale channels, we have introduced VOA and LPVA. We believe that VOA is an ideal solution for non-facilities based providers to run their VoIP solutions over. LPVA is an alternative access VoIP solution targeted at residential customers who want the benefits of VoIP with the convenience of maintaining existing inside wiring and telephones. We are in the early stages of offering these capabilities and continue to experience operational and competitive challenges as we expand and improve our capabilities. Our ability to succeed in providing these new services will depend on whether we offer a competitively-priced offering and continue to improve these services.

Recent Developments

On February 16, 2006, we completed the acquisition of all of the outstanding shares of privately-held NextWeb, a California corporation based in Fremont, California. NextWeb utilizes licensed and unlicensed wireless technology to deliver cost-effective, business-class wireless broadband services to small and medium-sized business at speeds up to 100 megabits per second. NextWeb currently provides service to approximately 3,000 business customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas. NextWeb’s service is available to more than 200,000 business locations in more than 175 cities throughout California and Nevada.

We acquired NextWeb to accelerate our entry into the emerging wireless broadband market. By offering wireless broadband services we (i) will add new, high-bandwidth services targeted at the small and medium-sized business market, (ii) expect to reduce our recurring costs per customer for equivalent wireline services in markets where NextWeb operates, (iii) believe we can deliver an improved customer experience as a result of being able to control the service end-to-end and install it in less time, and (iv) should be able to reduce our dependence on copper loops where we operate wireless facilities and begin to reduce our exposure to regulatory developments. The consideration for the acquisition was comprised of a combination of approximately 16,204 shares of our common stock and a cash payment of approximately $4,000.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. For additional information regarding our critical accounting policies, please refer to Note 1 to our Consolidated Financial Statements in Item 8. The application of these policies requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:

•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty-four to forty-eight months using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over a range of twenty-four to forty-eight months.

•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing and service disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position and results of operations.

•	We perform on-going research and analysis of the applicability of transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which we do business and transaction-based tax experts to determine the extent of our transaction-based tax liabilities. We believe that these activities will be concluded without a material adverse effect on our consolidated financial position and results of operations. In addition, we continue to analyze the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes will be concluded without a material adverse effect to our consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	We account for stock-based awards to employees using the intrinsic value method, and non-employees using the fair value method. Under the intrinsic value method, when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant, we do not record compensation expense in our consolidated statement of operations.

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board, or APB, Opinion No. 20 and FASB Statement No. 3.” SFAS 154 applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. It also applies to errors in prior period financial statements. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a material effect on our consolidated statement of operations and financial condition for 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and expect to continue to use such model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The effective date of the new standard for our consolidated financial statements is our first quarter in 2006. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We will adopt SFAS 123R utilizing the prospective method.

Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ materially from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R, although we will continue to use our current model, we may choose different assumptions to value the compensation expense associated with employee stock options.

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

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. We believe the adoption of SFAS 151 will not have a material effect on our consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.

In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a significant effect on our consolidated financial statements for 2004.

Results of Operations for 2005, 2004 and 2003

Business Segment Information

We manage our business in segments that are based on differences in customers, services and marketing channels, even though the assets and cash flows from these operations were not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs, and enterprise and telecommunications carrier customers. Our direct segment, or Direct, is a provider of voice and data communication services, which include VoIP, high-speed Internet access and other related services to individuals, small and medium-sized businesses, and other organizations. We report all other operations and activities as Corporate Operations. These operations and activities were primarily comprised of general corporate functions to support our revenue producing segments and included costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed or controlled by our business segments.

We measure our business segments’ profitability as income from operations, excluding certain operating expenses such as depreciation and amortization, and other income and expenses items. Wholesale net revenues are primarily driven by products and services sold to large resellers, whereas Direct net revenues are primarily driven by products and services sold directly to end-users. Our business segments’ operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to our customers. Our business segments network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, CPE and equipment maintenance. Operating expenses also consist of labor and related non-labor expenses for customer care, dispatch, and repair and installation activities.

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

Adjustments

In 2003, a matter was identified related to prior financial reporting periods that necessitated the recording of additional expense. Such matter was related to the modification of stock options granted to certain employees in prior years. These modifications occurred upon the separation of such employees from our company, principally during 2000. Accordingly, in 2003, we recorded additional stock-based compensation expense in the amount of $1,236, or $0.01 per share. Such amount is reflected in our selling, general and administrative expenses for 2003. We do not believe this amount is material to the periods in which it should have been recorded, nor do we believe it is material to our consolidated operating results for 2003. This adjustment is principally related to 2000, the impact of which would have been to increase selling, general and administrative expenses and net loss by $1,236 or $0.01 per share for such year.

Revenues, net

The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP services and monthly billings for T-1 circuits, for high-capacity circuits sold to our wholesale customers and to a lesser degree for dial-up services sold to end-users. Because we do not recognize revenue from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for 2005, 2004 and 2003 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing and service disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.

Our net revenues of $443,179 for 2005 increased by $13,982, or 3.3%, over our net revenues of $429,197 for 2004. This increase was attributable to a $19,342 increase in broadband revenue as a result of adding end-users to our network, and a $6,960 increase as a result of adding VoIP customers and stations. These increases were offset by a $9,337 decrease in broadband revenue primarily as a result of lower selling prices, and a $2,983 decrease in dial-up revenue as a result of the continuing decrease in the demand for this service.

Our net revenues of $429,197 for 2004 increased by $40,346, or 10.4%, when compared to our net revenues of $388,851 for 2003. This increase was primarily attributable to a $41,625 increase in broadband revenue as a result of adding end-users to our network, a $12,738 reduction in customer rebates and incentives, $5,040 of revenue as a result of the introduction of our new VoIP services, and a $2,124 increase in other revenues. These increases were partially offset by a $10,013 reduction in installation fees and equipment sales, primarily driven by lower selling prices, a $6,204 decrease in broadband revenue, some of which is related to lower selling prices, a $2,896 reduction in dial-up revenue as a result of the continuing decrease in demand for this service, a $1,643 reduction in hi-capacity circuits sales and a $669 decrease in revenue recognized from financially distressed customers.

Segment Revenues and Significant Customers

Our segment net revenues were as follows:

	Year Ended December 31,
	2005	2004	2003

Wholesale	$314,205	$309,899	$298,221
Percent of net revenues	70.9%	72.2%	76.7%
Direct	$128,974	$119,298	$90,630
Percent of net revenues	29.1%	27.8%	23.3%

Our Wholesale net revenues for 2005 increased by $4,306, or 1.4%, when compared to 2004. This increase was attributable to a $12,238 increase in broadband revenue as a result of adding end-users to our network, offset by a $7,932 decrease as a result of lower selling prices. Our Direct net revenues for 2005 increased by $9,676, or 8.1%, when compared to 2004. This increase was attributable to a $7,104 increase in broadband revenue as a result of adding end-users to our network, and a $6,960 increase as a result of adding VoIP customers and stations. These increases were offset by a $2,983 decrease in dial-up revenue as a result of the continuing decrease in demand for this service and a $1,405 decrease in broadband revenue primarily as a result of lower selling prices.

Our Wholesale net revenues for 2004 increased by $11,678, or 3.9%, when compared to 2003. This increase was primarily attributable to a $10,023 increase in broadband revenue as a result of adding end-users to our network, and a $12,738 reduction in customer rebates and incentives. These increases were partially offset by a $11,335 reduction in installation fees and equipment sales, primarily driven by lower selling prices. Our Direct net revenues for 2004 increased by $28,668, or 31.6%, when compared to 2003. This increase was primarily attributable to a $25,640 increase in broadband revenue as a result of adding end-users to our network, and $5,040 of VoIP subscription revenue as a result of adding a VoIP offering to our suite of products and services (refer to note 6 of Notes to Consolidated Financial Statements for a discussion on our acquisition of GoBeam) and a $1,322 increase in installation fees and equipment sales due to higher sales volume. These increases were partially offset by a $2,896 reduction in dial-up revenue as a result of a decreasing demand for this service.

We had over 410 wholesale customers as of December 31, 2005 compared to approximately 390 and 300 as of December 31, 2004 and 2003, respectively. The increases resulted primarily from the addition of smaller resellers. For 2005, 2004 and 2003, our 30 largest wholesale customers in each such year collectively comprised 92.2%, 93.4% and 93.3% of our total wholesale net revenues, respectively, and 65.4%, 67.4% and 71.6% of our total net revenues, respectively. Amounts owed to us from these customers collectively comprised 56.3% and 65.1% of our gross accounts receivable balance as of December 31, 2005 and 2004, respectively.

Two of our wholesale customers, AT&T and Earthlink, accounted for 16.3% and 14.6%, respectively, of our total net revenues for 2005. For 2004 and 2003, Earthlink and AT&T Corp. accounted for 16.9% and 13.8%, and 21.5% and 12.5%, respectively, of our total net revenues. Amounts owed to us from Earthlink and AT&T totaled 15.3% and 10.2%, respectively, of our gross accounts receivables as of December 31, 2005. As of December 31, 2004, amounts due to us from Earthlink and AT&T Corp. totaled 17.9% and 20.9% of our gross accounts receivables. AT&T Corp. was recently acquired by SBC, one of the largest RBOCs and one of our wholesale customers. The combined entity is now called AT&T, Inc. At this time, we cannot reliably predict the effects of this transaction on our revenues derived from AT&T, Inc., or the timing of any such effects.

We had over 79,100 direct end-users as of December 31, 2005 compared to approximately 78,600 and 72,000 as of December 31, 2004 and 2003, respectively. As of December 31, 2005, we had 1,147 VoIP business customers with a combined total of approximately 40,600 stations utilizing our VoIP services as compared to 567 VoIP business customers with a combined total of approximately 20,500 stations as of December 31, 2004.

Wholesaler Financial Difficulties

Some of our customers who were essentially current in their payments for our services prior to December 31, 2005, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of December 31, 2005, may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 11.0%, 7.7% and 11.6% of our total net revenues for 2005, 2004 and 2003, respectively. As of December 31, 2005, amounts owed to us from these customers comprised 13.8% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to 2005, revenue from such customers will only be recognized when cash is collected, as described above.

Operating Expenses

Operating expenses include cost of sales, selling, general and administrative expenses, depreciation and amortization expenses and a provision for restructuring and post-termination expenses.

Our total operating expenses were as follows:

	Year Ended December 31,
	2005	2004	2003

Amount	$541,143	$489,197	$503,421
Percent of net revenues	122.1%	114.0%	129.5%

Cost of sales (exclusive of depreciation and amortization)

Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office spaces, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

Our cost of sales was as follows:

	Year Ended December 31,
	2005	2004	2003

Amount	$311,139	$266,172	$288,122
Percent of net revenues	70.2%	62.0%	74.1%

Our cost of sales for 2005, increased by $44,967, or 16.9%, when compared to 2004. This increase was attributable to increases in network costs of $23,363, equipment costs of $1,510, and labor and other related operating expenses of $14,064. These increases resulted from the addition of broadband and VoIP subscribers to our network and continued investment in our VoIP operations. Approximately $7,828 of the total increase in network costs, equipment costs, and labor and other related operating expenses resulted from additional sales volumes driven by a market trial that we executed with AOL in 2005. The market trial ended at the end of the third quarter. In addition, our network costs for 2005 increased by $5,872 as a result of lower recoveries from billing disputes with our telecommunication vendors. Although our total recoveries from billing disputes with our telecommunication vendors were lower for 2005, our network costs were reduced by a recovery of approximately $4,200 as a result of a billing settlement we reach with Verizon. Furthermore, our network costs for 2005 increased by $7,500 as a result of regulatory rate adjustments to certain of our network elements. These increases were partially offset by a $7,211 decrease in network costs as a result of the expiration of purchase commitment contracts with some of our telecommunication vendors and by a $1,332 decrease in incentive and stock-based compensation that primarily resulted from a reduction in variable accounting for our 2003 employee stock purchase plan, or 2003 ESPP. In 2005 we reduced our estimated liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the relevant statute of limitations for such taxes. These changes in accounting estimates decreased our cost of sales and our net loss by $3,830, or $0.01 per share, for 2005. As previously reported, in 2004 we reduced our estimated liabilities for some elements of our network costs that were not yet billed by our suppliers. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $1,185, $0.00 per share, for 2004. In addition, in 2004, we reduced our estimated liabilities for property, transaction-based and employment-related taxes due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $3,846, or $0.02 per share, for 2004. On a comparative basis, these changes in accounting estimates in 2004 had the effect of increasing our cost of sales and our net loss by $5,031, or $0.02 per share, for 2005.

Our cost of sales for 2004 decreased by $21,950, or 7.6%, when compared to 2003. This decrease was attributable to (i) a decrease in network costs of $3,422, as a result of a $6,570 decrease in installation expenses and continued network cost management efforts and $5,000 related to the effects of amounts back billed by one of our telecommunications vendors during 2003 and the partial resolution of such amount in 2004, offset by a $8,148 increase in network costs primarily due to the addition of broadband and VoIP subscribers to our network, (ii) a decrease in the cost of equipment sold of $6,125 as a result of $2,991 of migration expenses associated with the Qwest customer list acquisition that occurred in 2003, and $3,134 as a result of lower installations and improved inventory management, (iii) a decrease in other costs of $6,560 primarily as a result of a decrease in the amortization of network and product costs subject to deferral, and (iv) an increase in labor and other operating expenses of $1,739 primarily as a result of $6,251 from transaction-based tax settlements that occurred in 2003, and a $5,885 increase in contract labor and other services, offset by a $8,594 decrease in salaries and incentives and stock-based compensation expenses, of which $3,756 relates to our 2003 ESPP, and $2,135 from charges recorded in 2003 for employment-related taxes on stock-based compensation provided to employee in prior periods. In addition, in 2004, we stopped accruing a transaction-based tax because we determined we are not be subject to this tax. This change in accounting estimate decreased our cost of sales and our net loss by approximately $3,636, or $0.01 per share, for 2004. Lastly, in 2004, we changed our estimates of certain property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $3,946, or $0.02 per share, for 2004.

We expect cost of sales to increase in future periods as we add subscribers and services to our network but to decrease as a percentage of our net revenues. As discussed in Part I Item 1. Business — Government Regulation, we also expect our network costs to increase as a result of the effect of the changes in the FCC rules released on February 4, 2005 regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. To offset some of the increased costs, we plan to continue to execute cost-saving programs and improve the delivery of our services. In addition, we expect that certain elements of our cost of sales should benefit from the recent reductions in our workforce. We expect these benefits to improve our cost of sales by approximately $5,200 in 2006.

Our cost of sales was allocated as follows:

	Year Ended December 31,
	2005	2004	2003

Wholesale Segment	$193,721	$177,115	$209,334
Direct Segment	81,521	57,141	46,124
Corporate Operations	35,897	31,916	32,664

Total	$311,139	$266,172	$288,122

Our cost of sales for the Wholesale segment for 2005 increased by $16,606, or 9.4%, when compared to 2004. This increase was attributable to increases in network costs of $15,568, of which $4,549 was attributable to regulatory rate adjustments, equipment costs of $1,510 and labor and other related operating expenses of $362, as a result of adding subscribers to our network, offset by a decrease in incentive and stock-based compensation of $834, primarily as a result of reduced charges for our 2003 ESPP. Our cost of sales for the Direct segment for 2005 increased by $24,380, or 42.7%, when compared to 2004. This increase was attributable to increases in network costs of $14,925, of which $1,652 was attributable to regulatory rate adjustments, and labor and other related operating expenses of $9,455 as a result of the addition of broadband and VoIP subscribers to our network and continued investment in our VoIP operations. Our cost of sales for Corporate Operations for 2005 increased by $3,981, or 12.5%, when compared to 2004. This increase was primarily attributable to an increase of $5,872 as a result of lower recoveries from billing disputes with our telecommunication vendors, a $4,247 increase in labor and other related operating expenses and an increase of $1,299 as a result of regulatory rate adjustments. These increases were partially offset by a decrease in network cost of approximately $8,140 of which $7,211 is a result of the expiration of purchase commitment contracts with certain vendors and a $517 decrease in incentive and stock-based compensation. In 2005 we reduced our estimated liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the relevant statute of limitations for such taxes. These changes in accounting estimates decreased our cost of sales and our net loss by $3,830, or $0.01 per share, for 2005. As previously reported, in 2004 we reduced our estimated liabilities for some elements of our network costs that were not yet billed by our suppliers. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $1,185, $0.00 per share, for 2004. In addition, in 2004 we reduced our estimated liabilities of property, transaction-based and employment-related taxes due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $3,846, or $0.02 per share, for 2004. On a comparative basis, these changes in accounting estimates in 2004 had the effect of increasing our cost of sales and decreasing our net income by $5,031, or 0.02 per share, for 2005.

Our cost of sales for the Wholesale segment for 2004 decreased by $32,219, or 15.4%, when compared to 2003. This decrease was attributable to (i) a decrease in network costs of $6,473, as a result of a decrease in installations and continued network cost management, (ii) a decrease in the cost of equipment sold of $3,134 due to lower installations and improved inventory management, (iii) a $8,787 decrease in amortization of network and product cost subject to deferral, (iv) a $7,871 decrease in salaries and incentives, and (v) a $2,318 decrease in stock-based compensation expenses related to our 2003 ESPP. In addition, in 2004 we changed our estimated liabilities for some elements of our network costs that are not yet billed by our suppliers and stopped accruing a transaction-based tax, as described above, which decreased our cost of sales by $3,636. Our cost of sales for the Direct segment for 2004 increased by $11,017, or 23.9%, when compared to 2003. This increase was attributable to (i) a $2,529 increase in network costs due to addition of broadband and VoIP subscribers to our network, (ii) a $2,306 increase in amortization of network and product costs subject to deferral; (iii) a $9,173 increase in contract labor and other services principally due to VoIP, partially offset by (i) a $2,991 decrease in the cost of equipment due to the migration expenses associated with the Qwest customer list acquisition that occurred during 2003. Our cost of sales for Corporate Operations for 2004 decreased by $748, or 2.3%, when compared to 2003. This decrease was primarily attributable to (i) a $1,438 decrease in stock-based compensation expenses related to our 2003 ESPP, and (ii) $2,135 from charges recorded in 2003 for employment-related taxes related to stock-based compensation provided to employees in prior periods, offset by (i) a $6,251 increase in transaction-based taxes due to tax settlements that occurred in 2003, (ii) a $47 increase in contract labor and other service expenses, and (iii) a $437 increase in network costs due to the addition of central office locations. In addition, we reduced our estimated liabilities for property taxes in 2004 by $3,946 as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.

Our selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2005	2004	2003

Amount	$158,552	$146,241	$140,081
Percent of net revenues	35.8%	34.1%	36.0%

Our selling, general and administrative expenses for 2005, increased by $12,311, or 8.4%, when compared to 2004. This increase was attributable to increases in labor and other related operating expenses of $8,453 primarily as a result of the growth in our broadband and VoIP services, an increase in professional services of $2,284 primarily as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities, and an increase in marketing expenses of $1,290. These increases were offset by a $2,231 decrease in incentive and stock-based compensation that primarily resulted from a reduction in the variable accounting for our 2003 ESPP. As previously reported, in 2004 we reduced our estimated liabilities for property, transaction-based and employment-related taxes due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our selling, general and administrative expenses and our net loss by approximately $2,515, or $0.01 per share, for 2004. On a comparative basis, these changes in estimates in 2004 had the effect of increasing our selling, general and administrative expenses by $2,515, or $0.01 per share, for 2005.

Our selling, general and administrative expenses for 2004 increased by $6,160, or 4.4%, when compared to 2003. This increase was primarily attributable to a $17,305 increase in advertising expenses, which include marketing programs to promote our VoIP products, a $4,726 increase in professional services, primarily related to our implementation of the provisions of the Sarbanes-Oxley Act, offset by a $9,442 reduction in incentive and stock-based compensation expenses, of which $6,089 relates to our 2003 ESPP, and $3,800 from charges recorded in 2003 for employment-related taxes related to stock-based compensation provided to employees in prior periods. In addition, in 2004 we changed our estimated liabilities for property, transaction-based and employment-related taxes due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our selling, general and administrative expenses and our net loss by approximately $2,515, or $0.01 per share, for 2004.

We expect to decrease our total selling, general and administrative expenses primarily as a result of recently implemented cost reductions initiatives which included a substantial reduction in force. We expect these benefits to improve our selling, general and administrative expenses by approximately $11,200 in 2006.

Our selling, general and administrative expenses were allocated as follows:

	Year Ended December 31,
	2005	2004	2003

Wholesale Segment	$8,353	$9,048	$13,069
Direct Segment	49,938	36,859	20,346
Corporate Operations	100,261	100,334	106,666

Total	$158,552	$146,241	$140,081

Our selling, general and administrative expenses for the Wholesale segment for 2005 decreased by $695, or 7.7%, when compared to 2004. This decrease was primarily attributable to decreases in labor and other related operating expenses of $1,214 as a result of lower headcount and lower incentive and stock-based compensation expenses of $691, primarily as a result of reduced charges for our 2003 ESPP, offset by an increase in marketing expenses of $1,210. Our selling, general and administrative expenses for the Direct segment for 2005 increased by $13,079, or 35.5%, when compared to 2004. This increase was attributable to increases in labor and other operating expenses of $11,500, primarily as a result of the growth in our broadband and VoIP revenues, and higher marketing expenses of $1,789, offset by a decrease in incentive and stock-based compensation expenses of $210, as a result of reduced charges for our 2003 ESPP. Our selling, general and administrative expenses for Corporate Operations for 2005 decreased by $73, or 0.1%, when compared to 2004. This decrease was primarily attributable to decreases in marketing expenses of $1,709, incentive and stock-based compensation of $1,287 as a result of reduced charges for our 2003 ESPP, and labor and other operating expenses of $1,833, partially offset by an increase in professional services as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related of $2,284. As previously reported, in 2004 we reduced our estimated liabilities for property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our selling, general and administrative expenses and our net loss by approximately $2,515, or

$0.01 per share, for 2004. On a comparative basis, these changes in estimates in 2004 had the effect of increasing our selling, general and administrative expenses by $2,515, or $0.01 per share, for 2005.

Our selling, general and administrative expenses for the Wholesale segment for 2004 decreased by $4,021, or 30.8%, when compared to 2003. This decrease was attributable to a $211 decrease in advertising expense, a $1,922 decrease in charges for our 2003 ESPP, and by a $1,888 decrease in labor and other operating expenses. Our selling, general and administrative expenses for the Direct segment for 2004 increased by $16,513, or 81.2%, when compared to 2003. This increase was attributable to a $17,540 increase in sales and advertising expenses, which include marketing programs to promote our VoIP products, offset by a $441 decrease in labor and other operating expenses, and a decrease in stock- based compensation of $586 related to our 2003 ESPP. Our selling, general and administrative expenses for Corporate Operations for 2004 decreased by $6,332, or 5.9%, when compared to 2003. This decrease was attributable to a $4,743 decrease in salaries, incentive and stock-based compensation expenses, of which $3,581 relates to our 2003 ESPP, and a $3,800 reduction from charges recorded in 2003 for employment-related taxes related to stock-based compensation provided to employees in prior periods, offset by $4,726 increase in professional and other services, primarily related to our implementation of the provisions of the Sarbanes-Oxley Act. In addition, in 2004 we reduced our estimated liabilities by $2,515 for property, transaction-based and employment-related taxes due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our fixed assets.

Provision for Bad Debts (Bad Debt Recoveries)

Our provision for bad debts (bad debt recoveries) was $571, $(2,035) and $99 for 2005, 2004 and 2003, respectively. Our bad debts for 2005 increased by $2,606 when compared to 2004. This increase was primarily attributable to the recovery in 2004 of amounts due to us from one of our wholesale customers that were previously written off. Our bad debts for 2004 decreased by $2,134 when compared to 2003. This decrease was primarily attributable to the recovery in 2004 of amounts due to us from one of our wholesale customers that were previously written off.

Depreciation and Amortization

Our depreciation and amortization of property and equipment, or depreciation, was $49,813, $56,825 and $56,559 for 2005, 2004 and 2003, respectively. Our depreciation for 2005 decreased by $7,012 when compared to 2004 primarily due to historical assets becoming fully depreciated. Our depreciation for 2004 increased by $266 when compared to 2003 primarily as a result of the expansion of our network during 2004, offset by certain historical assets becoming fully depreciated. We expect depreciation and amortization to decrease in future periods as historical assets continue to become fully depreciated. This decrease in depreciation will be partially offset as we add more broadband and VoIP end-users to our network and augment our network to support new services like LPVA and broadband wireless.

Our amortization of intangible assets, or amortization, was $17,428, $20,585 and $17,325 for 2005, 2004 and 2003, respectively. Our amortization for 2005 decreased by $3,157 when compared to 2004 primarily due to certain assets become fully amortized. Our amortization for 2004 increased by $3,260 when compared to 2003 primarily as a result of the resumption of our network build and augmentation in selected markets during such year, which increased collocation fee expenditures and related amortization expenses. In addition, amortization in 2004 increased as a result of the acquisition of certain customer lists during 2004 and 2003. We expect amortization of intangible assets to decrease as certain assets become fully amortized.

As explained above, we do not allocate depreciation and amortization expense to our business segments.

Provision for Restructuring and Post-Employment Benefits

We reduced our workforce in 2005, 2004 and 2003 by approximately 155, 77 and 113 employees, respectively. These reductions represented approximately 13.6%, 6.9% and 10.2% of our workforce for 2005, 2004 and 2003, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, we recorded employee severance benefits of $3,640 for 2005, of which $1,910 was paid in 2005 and the remaining $1,730 was paid after December 31, 2005, $1,409 for 2004, of which $426 was paid after December 31, 2004, and $1,235 for 2003, all of which was paid in 2003. For 2005 the expenses associated with the reductions in force were $285, $397 and $2,958 related to our Wholesale segment, our Direct segment and our Corporate Operations, respectively. For 2004 the expenses associated with the reductions in force were $374, $281 and $754 related to our Wholesale segment, our Direct segment and our Corporate Operations, respectively. For 2003 the expenses associated with the reductions in force were $103, $349 and $783 related to our Wholesale segment, our Direct segment and our Corporate Operations, respectively. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods, however at this time we cannot reasonably predict the probability or the impact of such event.

Other Income (Expense)

Net Interest Expense

Our net interest expense was $863, $2,259 and $3,421 for 2005, 2004 and 2003, respectively. Net interest expense during 2005 and 2004 consisted primarily of interest expense on our 3% convertible senior debentures due 2024, less interest income earned on our cash, cash equivalents and short-term investments balances. Our interest expense for 2004 and 2003 included our 11% long-term note payable to SBC, which we repaid in March of 2004. We expect future net interest to be limited to the interest on our 3% convertible senior debentures due 2024 offset by interest income on our cash balances.

Gain on Deconsolidation of Subsidiary

We recognized a gain of $53,963 in 2005 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 3, under “Other Restructuring Activities”, to our condensed consolidated financial statements for additional information on such gain. We did not recognize similar gains for 2004 and 2003.

Investment Gain and Losses

In August 2000, we made an equity investment in 10 shares of ACCA Networks Co., Ltd. , or ACCA, a privately-held, Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. We recorded a net realized gain of $28,844 in 2005 as a result of the sale of those shares . We did not recognize similar gains in 2004 and 2003.

Our losses and write-downs on investments for 2003 were $1,026. For 2003, our losses and write-downs on investments included impairment write-downs of equity investments of $747 and our equity in the losses of unconsolidated affiliates of $279. We did not record similar losses or write-downs on investments in 2005 and 2004.

Miscellaneous Income, net

Our miscellaneous income was $298, $1,498 and $6,715 for 2005, 2004 and 2003, respectively. The decrease in 2005 when compared to 2004 was primarily due to a $1,600 payment received as a result of a legal settlement in 2004. The decrease in 2004 when compared to 2003 resulted principally from $5,000 of royalty payments received from a license agreement on our OSS software in 2003.

Income Taxes

We made no provision for income taxes in any period presented in the accompanying consolidated financial statements because we incurred operating losses in each of these periods. As of December 31, 2005, we had net operating loss carryforwards for federal tax purposes of approximately $980,199, which will begin to expire in 2021, if not utilized. We also had aggregate net operating loss carryforwards for state income tax purposes of approximately $1,231,806, of which $34,484 will expire in 2006, $33,444 in 2007, and $1,163,878 through 2025, if not utilized. In addition, we had capital loss carryforwards for federal and state income tax purposes of approximately $8,955 which will begin to expire in 2007.

On June 8, 2004, we completed our acquisition of all of the outstanding shares of privately-held GoBeam. This transaction is further explained in Note 6 to our consolidated financial statements. The acquisition was effectuated by merging one of our wholly-owned subsidiaries with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary. The merger is intended to qualify as a tax-free reorganization. As a result of the acquisition, our net operating loss carryforwards includes GoBeam’s existing, as of acquisition date, federal and state net operating loss of $39,597 and $29,426 respectively. Tax benefits related to pre-acquisition losses of acquired entity will be utilized first to reduce any associated intangibles and goodwill.

On September 22, 2000, we acquired BlueStar in a transaction accounted for as a purchase. This transaction is further explained in Note 3 to our consolidated financial statements. We deconsolidated BlueStar effective June  25, 2001, which resulted in the recognition of a deferred gain in our consolidated balance sheet as of December 31, 2001. The total gain was recognized for tax purposes in 2001. On February 4, 2005, the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee in the assignment for the benefit of creditors, or ABC, to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As a result of the completion of the ABC, we recognized a deferred gain of $53,963 during 2005 and the related deferred tax asset was recognized in the current year.

In August 2000, we made an equity investment in 10 shares of ACCA. This transaction is further explained in Note 6 to our consolidated financial statements. In March 2005, ACCA completed a public offering of its shares in Japan and we subsequently sold such investment, resulting in a capital gain. Proceeds in excess of tax basis resulted in a tax gain of $18,069 which was offset against our capital loss carryforward.

The utilization of our net operating loss may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

Realization of our deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,122, $34,259 and $39,071 in 2005, 2004 and 2003, respectively.

Related Party Transactions

A member of our board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of our resellers. We recognized revenues from TelePacific of $285, $369 and $611 for 2005, 2004 and 2003, respectively. Accounts receivables from TelePacific were $19 and $29 as of December 31, 2005 and 2004, respectively. L. Dale Crandall, one of our directors, is also a director of BEA Systems (“BEA”), one of our vendors. We paid $993, $890 and $2,232 to BEA in 2005, 2004 and 2003, respectively. Charles Hoffman, our CEO, is a director of Chordiant Software (“Chordiant”), one of our vendors. We paid $620 and $3,387 to Chordiant in 2005 and 2004, respectively. No amount was paid to this vendor in 2003.

We believe these transactions were negotiated on an arms-length basis which terms we believe are comparable to transactions that would likely be negotiated with unrelated parties.

Liquidity, Capital Resources and Contractual Cash Obligations

Over the last five years we have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internally used software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. We expect that in future periods our expenditures related to the purchase of infrastructure equipment necessary for the expansion of our networks and the development of new regions will be relatively lower than in recent periods while incremental, or “success-based,” expenditures related to the addition of subscribers in existing regions, and expenditures related to the offering of new services, will increase based on the number of new subscribers and types of new services that we add to our network. In addition, we may incur additional capital expenditures in conjunction with our anticipated deployment of LPVA and wireless broadband services.

Our cash and cash equivalents balance for 2005 decreased by $33,215. The change in cash and cash equivalents was as follows:

	Year Ended December 31,
	2005	2004	2003

Net cash provided by (used in):
Operating activities	$(40,732)	$3,676	$(45,553)
Investing activities	4,611	(29,780)	8,508
Financing activities	2,906	78,234	8,005

Total	$(33,215)	$52,130	$(29,040)

Operating Activities

Net cash used in our operating activities for 2005 increased by $44,408 when compared to 2004. This increase was attributable to an increase in our net loss, adjusted for non-cash and non-operating items, of $49,315 offset by the net change in our operating assets and liabilities of 4,907. The net change in our operating assets and liabilities was primarily as a result of a $5,700 increase in collateralized and other customer deposits principally resulting from a prepayment received from one of our wholesale customers, and an increase in unearned revenues of $3,470 primarily as a result of a payment received from ACCA for the licensing of our operating and support system software, partially offset by a $3,078 decrease in our accounts payable and other liabilities primarily due to the timing of payments to our vendors, and an increase in inventories of $1,346 primarily due to meet demand for our products. Net cash used in our operating activities for 2004 improved by $49,229 when compared to 2003. This improvement was attributable to a decrease in our net loss, adjusted for non-cash and non-operating items, of $48,144, and the net change in our operating assets and liabilities of $1,085, primarily as a result of the change in our unbilled revenues, driven by lower installations.

We expect our cash usage in our operating activities to improve in 2006, primarily as a result of our anticipated growth in our net revenues and the effect of our recent reduction in force and other cost reduction initiatives, and the completion of various initiatives during 2005 to improve our VoIP operations. These improvements will be partially offset by product, sales and marketing expenses to promote our broadband and VoIP services. As discussed above, SBC recently merged with AT&T Corp. As a result of the merger we expect that the utilization of the collaterized customer prepayment we hold from SBC will increase over the next twelve months due to the combined billings of the two entities. In May 2005, we entered into an agreement with SBC and AT&T Corp. to limit the monthly amount that the prepayment could be applied against actual billings. Consequently, as of December 31, 2005, we categorized the contractual amount to be utilized over the next twelve months as a current liability.

Investing Activities

Our investing activities consist primarily of purchases, maturities and sale of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash provided by our investing activities for 2005 increased by $34,391 when compared to 2004. This increase was primarily attributable to $29,807 related to the proceeds from the sale of our equity holdings in ACCA, $5,550 net cash effect of purchases and maturity activities in our short-term investments, and $1,307 decrease in other long-term assets primarily due to a refund of a security deposit from one of our vendors, partially offset by a $3,329 increase in restricted cash and cash equivalents primarily resulting from the issuance of letters of credit. Net cash used in our investing activities for 2004 increased by $38,288 when compared to 2003. This increase was primarily attributable to the net cash effect of purchase and maturity activities on our short-term investments of $43,828, a decrease in cost recoveries from internal-use software of $7,345, offset by a decrease in capital expenditures for property and equipment and collocation fees of $12,388. We expect that in 2006 our expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively lower than in recent periods while incremental, or “success-based”, expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network. In addition, as discussed above, we may incur additional capital expenditures in conjunction with our anticipated deployment of LPVA and wireless broadband services.

As discussed above under “Recent Developments,” we completed the acquisition of NextWeb on February 16, 2006. As a result of the merger, we will pay approximately $4,000 in cash during the first quarter of 2006 as part of the consideration of the purchase price.

Financing Activities

Our financing activities consist primarily of proceeds and repayments of long-term debt and proceeds from the issuance of our common stock under our employee stock-based compensation plans. Net cash provided by our financing activities for 2005 decreased by $75,328 when compared to 2004. This decrease was primarily attributable to the receipt of $119,961 of net proceeds from the issuance of our senior unsecured convertible bonds in 2004 and a $4,651 decrease in proceeds from the issuance of our common stock, partially offset by the $50,000 principal payment of our note to SBC, which was repaid in 2004. Net cash provided by our financing activities for 2004 increased by $70,229 when compared to 2003. This increase was primarily attributable to the net proceeds on the issuance of our senior unsecured convertible bonds of $119,961, offset by the principal repayment of our note to SBC of $50,000. We expect that in 2006 our cash from financing activities will be primarily related to the proceeds of issuance of common stock under our employee stock-based compensation plans.

Liquidity

We have incurred losses and negative cash flows from operations for the last several years and have an accumulated deficit of $1,718,121 as of December 31, 2005. For 2005, we recorded a net loss of $15,722 and negative cash flow from operations of $40,732. As of December 31, 2005, we had a total cash balance of $102,004. This balance was comprised of $84,291 in unrestricted cash and cash equivalents, $12,210 in unrestricted short-term investments, and $5,503 in restricted cash and cash equivalents. During the fourth quarter of 2005, we reduced our total workforce by approximately 13.6% to improve our cost structure. In addition, we incurred expenditures in 2005 to automate several of our business processes and make them more cost effective. As a result of these actions we expect that we will have sufficient liquidity to fund our operations at least through December 31, 2006. However, adverse business, legal, regulatory or legislative developments may require us to raise additional capital or obtain funds from debt financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and we are unable to raise additional capital or obtain additional liquidity, our financial condition will be adversely affected.

We expect to use additional cash resources primarily to increase sales and marketing activities as we continue to expand the offering of VoIP services. The amount of this additional usage of cash to expand the offering of our VoIP services will depend on our ability to control incremental selling, general and administrative expenses, the amount of capital expenditures that is required to grow the subscriber base, development of operating support systems and software, and our ability to generate demand for our VoIP services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

Our cash requirements for 2006 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:

•	further development of our VoIP capabilities, including systems and software to expand and improve our VoIP services;

•	our continuing ability to obtain access to ILEC facilities, including telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including wireless;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	number of regions entered and the timing of entry and services offered.

Contractual Cash Obligations

Our contractual debt, lease and purchase obligations as of December 31, 2005 for the next five years, and thereafter, were as follows:

	2006	2007-2008	2009-2010	Thereafter	Total

Note payable to debentures	$—	$—	$125,000	$—	$125,000
Interest on note payable	3,750	7,500	781	—	12,031
Capital leases	182	24	—	—	206
Office leases	4,814	9,598	5,485	480	20,377
Other operating leases	398	572	68	—	1,038
Purchase obligations	7,181	6,300	—	—	13,481

	$16,325	$23,994	$131,334	$480	$172,133

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

Effective July 27, 2005, we entered into an amendment to our corporate headquarters facilities lease in San Jose, California. The amendment provides for us to lease an additional 47,114 square feet of space for a term of five years. The amendment increases our lease obligation by $2,961 over the five-year term and is reflected in “office leases” in the table above.

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

In 2005, we entered into an agreement with Sylantro Systems Corporation to obtain discounted pricing on ComSuite Module licenses. For 2005 we had a minimum remaining aggregate purchase commitment of $2,250. There is no remaining commitment as of December 31, 2005.

In 2002, we entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to us. We had a monthly minimum usage requirement which began in June 2002. The agreement expired in May 2005 and we have no remaining aggregate purchase obligation for this particular agreement as of December 31, 2005. We entered into a new three-year, non-exclusive agreement with MCI in November 2005. We have a minimum purchase commitment of $13,200 with MCI that includes five commitment milestone periods between December 2005 and December 2007. Similarly, in 2002, we entered into a four-year, non-exclusive agreement with AT&T Corp. for the right to provide long distance services to us. We have an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and we have a minimum remaining aggregate usage commitment of approximately $281 as of December 31, 2005.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of December 31, 2005, we were not involved in any SPE transactions.

Forward-Looking Statements

We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be assured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “goals,” “plans,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	impact of the federal, state and local telecommunications regulations, decisions and related litigation, and our ability to obtain ILEC network elements and facilities at reasonable rates;

•	continuing deployment of LPVA and our ability to bundle our data services with the voice services of Earthlink and other alternative voice providers;

•	timing of our cash flows;

•	extent to which customers purchase our services;

•	relationships with our strategic partners and other potential third parties;

•	pricing for our services in the future;

•	plans regarding new financing arrangements;

•	margins on our service offerings;

•	possibilities that we will increase our revenues;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, the adequacy of our cash reserves, and the number of anticipated installed lines;

•	plans to increase sales of value-added services, like VoIP;

•	anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	regulatory changes;

•	feasibility of alternative access solutions, like wireless;

•	effects of litigation currently pending; and

•	other statements contained in this Report on Form 10-K regarding matters that are not historical facts.

These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements.

All written and oral forward-looking statements made in connection with this Report on Form 10-K which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Part I. Item 1A. Risk Factors” and other cautionary statements included in this Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

(All dollar amounts are presented in thousands)

Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate and short-term nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of December 31, 2005 is fixed-rate debt.

The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of December 31, 2005:

	Carrying Value	Interest Rate

Cash and cash equivalents	$84,291	3.39%
Short-term investments in debt securities	12,210	0.48%
Restricted cash and cash equivalents	5,503	0.18%

	$102,004	4.05%

ITEM 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

INDEX

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements.  The following Financial Statements of Covad Communications Group, Inc. and Report of Independent Registered Public Accounting Firms are filed as part of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Covad Communications Group, Inc.

We have completed integrated audits of Covad Communications Group, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Covad Communications Group, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 24, 2006

Report of Ernst and Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Covad Communications Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Covad Communications Group, Inc. for the year ended December 31, 2003. These statements of operations, stockholders’ equity (deficit) and cash flows are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements of operations, stockholders’ equity (deficit) and cash flows based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders’ equity (deficit) and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders’ equity (deficit) and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statements of operations, stockholders’ equity (deficit) and cash flows presentation. We believe that our audit of the statements of operations, stockholders’ equity (deficit) and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, stockholders’ equity (deficit) and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Covad Communications, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

San Francisco, California
February 12, 2004,
except for (i) the fourth and fifteenth
paragraphs of Note 13 and (ii)
Note 14, as to which the
dates are May 11, 2004 and
May 27, 2004, respectively

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(All dollar and share amounts are presented in thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$84,291	$117,506
Short-term investments in debt securities	12,210	33,490
Restricted cash and cash equivalents	5,503	2,533
Accounts receivable, net	28,074	30,041
Unbilled revenues	3,326	3,825
Inventories	5,245	4,629
Prepaid expenses and other current assets	2,400	3,757

Total current assets	141,049	195,781
Property and equipment, net	71,663	78,707
Collocation fees and other intangible assets, net	20,715	34,561
Goodwill	36,626	36,626
Deferred costs of service activation	25,456	30,152
Deferred customer incentives, net	1,264	2,683
Deferred debt issuance costs, net	3,223	4,231
Other long-term assets	585	2,484

Total assets	$300,581	$385,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,331	$20,755
Accrued compensation	16,277	15,619
Accrued collocation and network service fees	14,583	24,160
Accrued transaction-based taxes	30,159	33,730
Collateralized and other customer deposits	33,230	7,906
Unearned revenues	6,500	4,420
Other accrued liabilities	9,137	10,127

Total current liabilities	133,217	116,717
Long-term debt	125,000	125,000
Collateralized and other long-term customer deposits	16,912	44,444
Deferred gain resulting from deconsolidation of subsidiary	—	53,963
Unearned revenues	43,758	51,518
Other long-term liabilities	1,863	2,218

Total liabilities	320,750	393,860
Commitments and contingencies (Notes 7, 8, 9 and 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value; 590,000 shares authorized; 268,353 shares issued and outstanding at December 31, 2005 (263,681 shares issued and outstanding at December 31, 2004)	268	264
Common stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Additional paid-in capital	1,697,686	1,695,424
Deferred stock-based compensation	(5)	(939)
Accumulated other comprehensive income (loss)	3	(985)
Accumulated deficit	(1,718,121)	(1,702,399)

Total stockholders’ deficit	(20,169)	(8,635)

Total liabilities and stockholders’ deficit	$300,581	$385,225

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(All dollar and share amounts are presented in thousands, except
	per share amounts)

Revenues, net	$443,179	$429,197	$388,851
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	311,139	266,172	288,122
Selling, general and administrative	158,552	146,241	140,081
Provision for bad debts (bad debt recoveries)	571	(2,035)	99
Depreciation and amortization of property and equipment	49,813	56,825	56,559
Amortization of collocation fees and other intangible assets	17,428	20,585	17,325
Provision for restructuring and post-employment benefits	3,640	1,409	1,235

Total operating expenses	541,143	489,197	503,421

Loss from operations	(97,964)	(60,000)	(114,570)
Other income (expense):
Interest income	4,142	2,668	2,105
Gain on sale of equity securities	28,844	—	—
Gain on deconsolidation of subsidiary	53,963	—	—
Provision for impairment of investments in unconsolidated affiliates	—	—	(747)
Equity in losses of unconsolidated affiliates	—	—	(279)
Interest expense	(5,005)	(4,927)	(5,526)
Miscellaneous income, net	298	1,498	6,715

Other income (expense), net	82,242	(761)	2,268

Net loss	$(15,722)	$(60,761)	$(112,302)

Basic and diluted net loss per share	$(0.06)	$(0.24)	$(0.50)

Weighted-average number of common shares outstanding used in computing basis and diluted per share amounts	265,240	249,187	224,950

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
							Other		Total
					Additional	Deferred	Comprehensive		Stockholders
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(All dollar and share amounts are presented in thousands)

Balances at December 31, 2002	—	$—	223,183	$223	$1,612,319	$(160)	$(747)	$(1,529,336)	$82,299
Net loss	—	—	—	—	—	—	—	(112,302)	(112,302)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(206)	—	(206)

Comprehensive loss									(112,508)

Issuance of common stock	—	—	1,996	2	1,721	—	—	—	1,723
Issuance of common stock upon exercise of options	—	—	4,984	5	6,453	—	—	—	6,458
Issuance of warrants	—	—	—	—	2,640	—	—	—	2,640
Stock-based compensation	—	—	—	—	1,356	—	—	—	1,356
Deferred stock-based compensation	—	—	—	—	26,778	(26,778)	—	—	—
Amortization (reversal) of deferred stock-based compensation	—	—	—	—	—	12,479	—	—	12,479

Balances at December 31, 2003	—	—	230,163	230	1,651,267	(14,459)	(953)	(1,641,638)	(5,553)
Net loss	—	—	—	—	—	—	—	(60,761)	(60,761)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(32)	—	(32)

Comprehensive loss									(60,793)

Issuance of common stock	—	—	5,316	5	4,722	—	—	—	4,727
Issuance of common stock upon exercise of options	—	—	1,951	2	2,149	—	—	—	2,151
Issuance of common stock for bankruptcy filing related transactions	—	—	6,496	7	6,944	—	—	—	6,951
Issuance of common stock for business acquisition expenses	—	—	834	1	1,780	—	—	—	1,781
Issuance of common stock to vendors	—	—	8	—	13	—	—	—	13
Issuance of common stock for business acquisition	—	—	18,724	19	39,345	—	—	—	39,364
Issuance of restricted stock	—	—	189	—	660	(660)	—	—	—
Amortization (reversal) of stock-based compensation	—	—	—	—	(11,456)	14,180	—	—	2,724

Balances at December 31, 2004	—	—	263,681	264	1,695,424	(939)	(985)	(1,702,399)	(8,635)
Net loss	—	—	—	—	—	—	—	(15,722)	(15,722)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	—	—	962	—	962

Comprehensive loss									(14,734)

Issuance of common stock	—	—	3,898	3	3,384	—	—	—	3,387
Issuance of common stock upon exercise of options	—	—	774	1	620	—	—	—	621
Amortization (reversal) of stock-based compensation	—	—	—	—	(1,742)	934	—	—	(808)

Balances at December 31, 2005	—	$—	268,353	$268	$1,697,686	$(5)	$3	$(1,718,121)	$(20,169)

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(All dollar amounts are
	presented in thousands)

Operating Activities:
Net loss	$(15,722)	$(60,761)	$(112,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts (bad debt recoveries), net	571	(2,035)	99
Depreciation and amortization	67,241	77,410	73,884
Loss on disposition of property and equipment	53	669	112
Amortization (reversal) of deferred stock-based compensation, net	(808)	2,724	12,479
Amortization of deferred customer incentives	1,419	1,749	—
Other stock-based compensation	—	13	1,367
Other non-cash charges	1,008	809	1,749
Accretion of interest on investments, net	(408)	(716)	(1,090)
Gain on sale of equity securities	(28,844)	—	—
Gain on deconsolidation of subsidiary	(53,963)	—	—
Provision for impairment of investments in unconsolidated affiliates	—	—	747
Equity in losses of unconsolidated affiliates	—	—	279
Miscellaneous income from internal-use software license royalties	—	—	(5,606)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Restricted cash and cash equivalents	—	—	(316)
Accounts receivable	1,396	1,055	(6,881)
Unbilled revenues	499	1,302	(1,206)
Inventories	(616)	730	(239)
Prepaid expenses and other current assets	1,364	741	1,995
Deferred costs of service activation	4,696	1,334	8,800
Accounts payable	2,576	4,407	2,067
Collateralized and other customer deposits	(2,208)	(7,908)	(7,933)
Other current liabilities	(13,306)	(12,059)	(1,469)
Unearned revenues	(5,680)	(5,788)	(12,089)

Net cash provided by (used in) operating activities	(40,732)	3,676	(45,553)

Investing Activities:
Restricted cash and cash equivalents, net	(2,970)	359	—
Purchase of short-term investments in debt securities	(43,835)	(144,105)	(131,903)
Maturities of short-term investments in debt securities	65,548	160,268	191,894
Proceeds from the sale of equity securities	29,807	—	—
Purchase of property and equipment	(42,397)	(38,743)	(44,142)
Proceeds from sale of property and equipment	141	115	181
Recovery of internal-use software costs	—	—	7,345
Payment of collocation fees and purchase of other intangible assets	(3,582)	(7,900)	(14,889)
Cash acquired through acquisition	—	107	—
Acquisition costs	—	(473)	—
Decrease in other long-term assets	1,899	592	22

Net cash provided by (used in) investing activities	4,611	(29,780)	8,508

Financing Activities:
Proceeds from the issuance of senior unsecured convertible debentures, net	—	119,961	—
Principal payments of long-term debt	—	(50,000)	—
Principal payments under capital lease obligations	(1,102)	(386)	(165)
Proceeds from the issuance of common stock	4,008	6,878	8,170
Proceeds from the issuance of common stock related to acquisition	—	1,781	—

Net cash provided by financing activities	2,906	78,234	8,005

Net increase (decrease) in cash and cash equivalents	(33,215)	52,130	(29,040)
Cash and cash equivalents at beginning of year	117,506	65,376	94,416

Cash and cash equivalents at end of year	$84,291	$117,506	$65,376

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$3,831	$8,535	$5,510

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Equipment purchased through capital leases	$573	$959	$—

Common stock issued in settlement of claims related to bankruptcy	$—	$6,951	$—

Common stock, options, and warrants issued for acquisition of business	$—	$39,364	$—

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(All dollar and share amounts are presented in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

Organization, Business and Basis of Presentation

Organization and Business

Covad Communications Group, Inc., together with the subsidiaries through which businesses are conducted (collectively “Covad” or “the Company”), provides voice and data communications products and services to consumers and businesses. The Company provides these services throughout the United States in approximately 235 major metropolitan areas in 44 states. The Company’s telecommunications network allows it to offer services to approximately 57 million homes and businesses. The Company’s products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, and a variety of related services. The Company primarily uses digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver its services. In order to provide its services the Company purchases network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other telecommunication carriers, and then combine these network elements with its own nationwide network facilities. The Company purchases the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, AT&T, Inc. (the new combined entity resulting from the merger of AT&T, Corp. and SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2005, the Company had approximately 567,200 broadband access end-users and 1,147 VoIP business customers with a combined total of approximately 40,600 VoIP stations.

The Company operates two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of December 31, 2005, Wholesale had approximately 488,100 DSL and T-1 lines in service. The Company’s Direct segment sells VoIP, high-speed data connectivity and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and its website. Direct focuses on the small business market and also sells to enterprise customers that purchase the Company’s services for distribution across their enterprise. Direct ended 2005 with approximately 79,100 DSL and T-1 lines in service.

The Company has incurred losses and negative cash flows from operations for the last several years and has an accumulated deficit of $1,718,121 as of December 31, 2005. For 2005, the Company recorded a net loss of $15,722 and negative cash flow from operations of $40,732. As of December 31, 2005, the Company had a total cash balance of $102,004. This balance was comprised of $84,291 in unrestricted cash and cash equivalents, $12,210 in unrestricted short-term investments, and $5,503 in restricted cash and cash equivalents. During the fourth quarter of 2005, the Company reduced its total workforce by approximately 13.6% to improve its cost structure. In addition, the Company incurred expenditures in 2005 to automate several of its business processes and make them more cost effective. As a result of these actions the Company expects it will have sufficient liquidity to fund its operations at least through December 31, 2006. However, adverse business, legal, regulatory or legislative developments may require the Company to raise additional capital or obtain funds from debt financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and the Company is unable to raise additional capital or obtain additional liquidity, its financial condition will be adversely affected.

Basis of Presentation

The consolidated financial statements include the accounts of Covad and its wholly owned subsidiaries, except for the accounts of BlueStar Communications Group, Inc. and its wholly owned subsidiaries, which have been

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from the Company’s consolidated financial statements effective June  25, 2001 (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

Adjustments

In 2003, a matter was identified related to prior financial reporting periods that necessitated the recording of additional expense. Such matter was related to the modification of stock options granted to certain employees in prior years. These modifications occurred upon the separation of such employees from the Company, principally during 2000. Accordingly, in 2003 the Company recorded additional stock-based compensation expense in the amount of $1,236 ($0.01 per share). Such amount is reflected in the Company’s selling, general and administrative expenses in 2003. The Company does not believe this amount is material to the periods in which it should have been recorded, nor does it believe it is material to its consolidated operating results for 2003. This adjustment is principally related to 2000, the impact of which would have been to increase selling, general and administrative expenses and net loss by $1,236 ($0.01 per share) for such year.

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

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less from the date of original purchase to be cash equivalents. As of December 31, 2005 and 2004, cash equivalents consisted principally of money market securities and mutual funds. All of the Company’s investments are classified as available-for-sale and stated at their fair market values, which are determined based on quoted market prices. The Company’s short-term investments had original maturities greater than three months, but less than one year, from the original maturity dates. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold.

Short-term investments consisted of the following:

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$6,486	$—	$(5)	$6,481
Agency discount note	497	—	—	497
Commercial paper	5,231	1	—	5,232

Total available-for-sale securities	$12,214	$1	$(5)	$12,210

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$21,952	$—	$(22)	$21,930
Commercial paper	11,564	—	(4)	11,560

Total available-for-sale securities	$33,516	$—	$(26)	$33,490

As of December 31, 2005, the contractual maturities of all available-for-sale debt securities are between January 15, 2006 and February  28, 2006.

Realized gains resulting from the sale of available-for-sale equity securities was as follows:

	Year Ended
	December 31,
	2005	2004	2003

Total gains	$28,844	$—	$—

Restricted Cash and Cash Equivalents

As of December 31, 2005 and 2004, the Company held $5,503 and $2,533, respectively, in money market securities and mutual funds, which primarily (i) collateralize irrevocable letters of credit pertaining to certain operating lease commitments and purchases from vendors (Note 9) or (ii) are restricted for the payment of unresolved bankruptcy claims.

Other Investments

Other investments consist primarily of strategic investments in privately held entities. These investments in privately held companies are accounted for under either the cost or equity methods of accounting, depending on the Company’s ownership and ability to significantly influence these entities.

The Company performs periodic reviews, or when adverse conditions occur, of its investments for impairment. Impairment write-downs create a new carrying value for the investment and the Company does not record subsequent increases in fair value in excess of the new carrying value for these types of privately held investments accounted for under the cost or equity methods. The Company recorded a write-down of $747 during 2003 related to the impairment of a privately held investment. No similar impairments were recorded in 2005 and 2004.

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

The Company conducts business primarily with ISPs, enterprise customers and telecommunications carrier customers in the United States. As more fully described in Note 2, the Company has concentrations of credit risk with a small number of customers, and certain of the Company’s customers were experiencing financial difficulties as of December 31, 2005, 2004 and 2003 and were not current in their payments for the Company’s services at those dates. The Company performs ongoing credit evaluations of its customers’ financial condition, account balance, and payment history, and generally does not require collateral. An allowance is maintained for estimated credit

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses and doubtful accounts, these allowances are derived by (i) specific facts and circumstances on the financial condition of individual customers, and (ii) credit loss history on the accounts receivable portfolio.

The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company’s business and results of operations.

Related Parties

The Company is a minority shareholder of Certive Corporation (“Certive”). The Company’s chairman of the of board of directors, Charles McMinn, is also a significant stockholder of Certive (Note 6).

A member of the Company’s board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $285, $369 and $611 in 2005, 2004 and 2003, respectively. Accounts receivables from TelePacific were $19 and $29 as of December 31, 2005 and 2004, respectively. Another member of the Company’s board of directors, L. Dale Crandall, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $993, $890 and $2,232 to BEA in 2005, 2004 and 2003, respectively. Accounts payable to BEA was $400 as of December 31, 2005. Charles Hoffman, the Company’s CEO, is also a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company paid $620 and $3,387 to Chordiant in 2005 and 2004, respectively. No amount was paid to this vendor in 2003. There were no accounts payable to Chordiant as of December 31, 2005.

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

The Company incurs significant costs associated with internal-use software, which consists principally of software used to operate its operational support systems (“OSS”), network assets, and website. The Company charges pre-development, training and maintenance costs to expense as they are incurred. Software and website development costs, which include direct costs such as labor and contractors, are capitalized when they can be segregated from other non-capitalizable labor activities and when it is probable that the project will be completed and the software or website will be used as intended. Costs incurred for upgrades and enhancements to the Company’s software or website are capitalized when it is probable that such efforts will result in additional and significant functionality. Capitalized software and website costs are amortized to expense over the estimated useful life of the software or website. Amortization of internal-use software costs amounted to $6,046, $3,566 and $3,699 in 2005, 2004, and 2003, respectively. Unamortized balances of internal-use software costs were $24,020 and $19,241 as of December 31, 2005 and 2004, respectively. The Company accounts for incidental sales of licenses for

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its OSS software on a cost recovery basis (Note 6). In 2004, the Company began recording royalty payments for licensing its OSS software as other revenue as the cost of the licensed software has been fully recovered.

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

As of December 31, 2005, the Company’s estimated annual amortization expenses associated with collocation fees and other intangible assets for the next five years were as follows:

2006	$8,019
2007	$6,354
2008	$4,479
2009	$1,521
2010	$342

Changes in Accounting Estimates

In 2005, the Company reduced its estimated liabilities for transaction-based taxes and property taxes as a result of settlements and the expiration of the relevant statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales and its net loss by $3,830 ($0.01 per share) in 2005. In addition, as discussed in Note 10, the Company reduced its estimated liabilities for network costs as a result of a settlement with Verizon.

In 2004, the Company reduced its estimated liabilities for property taxes, primarily caused by lower property valuations and assessments on its network assets. For 2004 this change in accounting estimate reduced the Company’s cost of sales by $1,824, its selling, general and administrative expenses by $544, and its net loss by $2,368 ($0.01 per share). In addition, in 2004, the Company stopped accruing a transaction-based tax because it determined it was not subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. The Company believes that such determination prospectively removes the “probable” condition required by Statement of Financial Accounting Standard 5 (“SFAS 5”) to accrue a contingent liability. For 2004, this change in accounting estimate had the effect of reducing the Company’s cost of sales and its net loss, compared to the prior year period, by approximately $3,636 ($0.01 per share). The Company did not reverse the liability of approximately $19,455 that was accrued through 2004, because the Company believes that the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. The Company believes that the criteria for derecognizing the liability for the tax reflected in its consolidated balance sheet at the time the Company stopped accruing such tax, will be met when one of the following occurs: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that it is not subject to the

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. Furthermore, in 2004 the Company recorded a bad debt recovery in the amount of $1,600 as a result of a settlement of a previously written down account receivables balance from one of its wholesale customers. For 2004, this change in accounting estimate reduced the Company’s provision for bad debts and its net loss by $1,600 ($0.01 per share). In 2004, the Company also reduced its estimated transaction-based tax liabilities and employment related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns. For 2004, these changes in accounting estimates reduced the Company’s cost of sales by $2,023, its selling, general and administrative expenses by $1,971 and its net loss by $3,994 ($0.02 per share).

In 2003, the Company reduced its estimated liabilities for customer incentives based on the compilation of sufficient historical data with which to estimate sales incentives that will not ultimately be claimed by customers. For 2003, this change in accounting estimate increased the Company’s revenues by $2,355, and reduced its net loss by $2,750 ($0.01 per share).

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

Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for 2005, 2004 and 2003 had the Company applied the fair value method to account for stock-based awards to employees:

	2005	2004	2003

Net loss, as reported	$(15,722)	$(60,761)	$(112,302)
Stock-based employee compensation expense (reversal) included in the determination of net loss, as reported	(808)	2,724	13,715
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(19,767)	(21,593)	(20,507)

Pro forma net loss	$(36,297)	$(79,630)	$(119,094)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.24)	$(0.50)

Pro forma	$(0.14)	$(0.32)	$(0.53)

The weighted-average grant date fair value of stock-based awards to employees was $1.16, $2.46 and $1.76 per share during for 2005, 2004 and 2003, respectively. Such weighted-average grant date fair values were estimated using the Black-Scholes option valuation model and the assumptions listed in Note 13 under the caption “Pro Forma Stock-Based Compensation Information.”

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 19, 2005, the Compensation Committee (the “Committee”) of the board of directors of the Company approved the acceleration of vesting of unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $1.34 per share previously awarded to its employees, including its executive officers, and directors, under the Company’s 1997 Stock Plan. The acceleration of vesting was effective for stock options outstanding as of December 20, 2005. The closing stock price on the American Stock Exchange at the effective date of the acceleration was $0.67. Options to purchase approximately 6,374 shares of common stock, or approximately 74% of the Company’s outstanding unvested options, of which options to purchase approximately 1,896 shares are held by the Company’s executive officers and directors, were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was approximately $2.73.

The Committee also imposed a holding period that will require all executive officers and directors to refrain from selling shares acquired upon the exercise of these options until the dates on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s last day of employment or the director’s last day of service.

The purpose of the acceleration is to enable the Company to reduce compensation expense associated with these options in future periods on its consolidated statements of operations, upon adoption of FASB Statement No. 123R — Share-Based Payment in 2006. The pre-tax charges to be avoided amount to approximately $6,725, which is included in the pro-forma numbers above for 2005, over the course of the original vesting periods, which on average is approximately three years from the effective date of the acceleration. The Company also believes that because the options to be accelerated have exercise prices substantially in excess of the current market value of the Company’s common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention. The vesting acceleration of these stock options did not result in a charge to fourth quarter results based on accounting principles generally accepted in the United States.

On December 8, 2005, the Committee approved an amendment to the 2003 Employee Stock Purchase Plan (“2003 ESPP”). The amendment (a) reduces each offering period to six-months (with a co-terminus exercise period) for all offering periods that commence on or after January 1, 2006, and (b) terminates all offering periods that commenced prior to January 1, 2006 on December 31, 2005. As a result of the termination of these offering periods, the Company reversed $1,465 of unamortized deferred compensation expense related to the 2003 ESSP. Such amount is included in the pro-forma numbers above for 2005. The amendment to the 2003 ESPP did not result in a charge to fourth quarter earnings based on accounting principles generally accepted in the United States.

Advertising Costs

The Company charges the costs of advertising to expense as incurred. Advertising expense for 2005, 2004 and 2003 was $26,245, $24,955 and $7,650, respectively.

The Company makes market development funds (“MDF”) available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by the Company’s customers for co-branded advertising and the customers provide the Company with third-party evidence of such co-branded advertising as required by its policy and the Company can reasonably estimate the fair value of its portion of the advertising, such amounts are charged to advertising expense as incurred. Other amounts payable to customers relating to rebates, customer incentives and nonqualified MDF activities are recorded as reductions of revenues as incurred.

Legal Costs

The Company accounts for legal costs expected to be incurred in connection with a loss contingency as incurred.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments:

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash and Cash Equivalents.  The carrying amounts of these assets approximate their respective fair values, which were determined based on quoted market prices.

Borrowings.  The fair values of borrowings, including long-term debt and capital lease obligations, are estimated based on quoted market prices, where available, or by discounting the future cash flows using estimated borrowing rates at which similar types of borrowing arrangements with the same remaining maturities could be obtained by the Company. The aggregate fair value of the Company’s long-term debt and capital lease obligations was $72,089 as of December 31, 2005, as compared to the aggregate carrying amount of $125,206 as of such date. The Company estimated the fair value of its debentures based on the last trade of 2005, which occurred on December 20. The aggregate fair value of the Company’s long-term debt and capital lease obligations was $98,753 as of December 31, 2004, as compared to the aggregate carrying amount of $125,734 as of such date.

Foreign Currency

The functional currency of the Company’s unconsolidated affiliates is the local currency. The investments in these unconsolidated affiliates are translated into U.S. dollars at year-end exchange rates, and the Company’s equity in the income or losses of these affiliates is translated at average exchange rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ deficit.

Net Loss Per Share

Basic net loss per share amounts are computed by using the weighted-average number of shares of the Company’s common stock during the period, less the weighted-average number of common shares subject to repurchase.

Diluted net loss per share amounts are determined in the same manner as basic net loss per share amounts, except that the number of weighted-average common shares used in the computations includes dilutive common shares subject to repurchase and is increased assuming the (i) exercise of dilutive stock options and warrants using the treasury stock method and (ii) conversion of dilutive convertible debt instruments. However, diluted net loss per share amounts are the same as basic net loss per share amounts in the periods presented in the accompanying consolidated statements of operations because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of convertible debt instruments is not dilutive.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2005	2004	2003

Weighted-average shares of common stock outstanding	265,261	249,295	224,950
Less weighted-average shares of common stock subject to repurchase	21	108	—

Weighted-average common shares used in computing basic and dilutive net loss per share amounts	265,240	249,187	224,950

For 2005, 2004 and 2003, outstanding options and warrants were excluded from the calculation of diluted net loss per share, as the effect would be anti-dilutive. Total outstanding options and warrants to purchase common stock at December 31, 2005 were 24,973 and 6,514 shares at weighted-average exercise price of $4.96 and $2.85, respectively. Total outstanding options and warrants to purchase common stock at December 31, 2004 were 22,997 and 6,514 shares at weighted-average exercise price of $6.10 and $2.85, respectively. Total outstanding options and warrants to purchase common stock at December 31, 2003 were 21,677 and 6,512 shares at a weighted-average exercise price of $7.09 and $2.85, respectively.

For 2005, common stock issuable upon the assumed conversion of convertible debentures were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive. These debentures are convertible into 39,380 shares of the Company’s common stock.

Comprehensive Loss

Significant components of the Company’s comprehensive loss are as follows:

	Cumulative	Year Ended December 31,
	Amounts	2005	2004	2003

Net loss	$(1,718,121)	$(15,722)	$(60,761)	$(112,302)
Unrealized gains (losses) on available-for-sale securities	3	26	(32)	(206)
Foreign currency translation adjustment	—	962	—	—

Comprehensive loss	$(1,718,118)	$(14,734)	$(60,793)	$(112,508)

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) how an acquired entity, is integrated with the Company. Based on these criteria, the Company determined that its Wholesale and Direct segments are its reporting units.

On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc. (“GoBeam”), as described in Note 6, “Acquisition of GoBeam.” The Company integrated and manages the GoBeam business within its Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

Collateralized and Other Customer Deposits

The Company entered into a 10-year resale agreement with SBC (SBC is now part of AT&T) in December 2001 under which SBC, its affiliates or special agents will resell the Company’s DSL services. Under the arrangement with SBC, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its consolidated financial statements. As part of the resale agreement, SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially all of the Company’s domestic assets. As the Company provides certain products and services to SBC, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of SBC’s right to do so under the resale agreement. The total balance of the prepayment as of December 31, 2005 was $43,731. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on the current quantity of products and services for which SBC is being billed. The actual amount to be sold during this period may be greater or lesser than this estimated amount. As noted above, SBC recently merged with AT&T Corp., one of the Company’s wholesale customers, forming a new combined entity under the name of AT&T, Inc. As a result of the merger the Company expects that the utilization of such prepayment will increase substantially over the next twelve months due to the combined billings of the two entities. In May 2005, the Company entered into an agreement with SBC and AT&T Corp. to limit the monthly amount that the prepayment could be applied against actual billings. Consequently, as of December 31, 2005, the Company categorized the contractual amount to be utilized over the next twelve months as a current liability.

In May 2005, the Company entered into a strategic agreement with EarthLink, Inc. (“EarthLink”) to develop and deploy the Company’s line-powered voice services. Under the arrangement with EarthLink, the Company recognizes revenue consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company has agreed to use exclusively and solely for expenditures related to the development and deployment of its line-powered voice services. Consequently, the Company classified the unused cash balance of the prepayment as restricted cash and cash equivalents as of December 31, 2005. As the Company provides the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of EarthLink’s right to do so under the agreement. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase, and the actual amount sold during this period may be greater or lesser than this estimated amount.

Post-Employment Benefits

Post-employment benefits primarily consists of the Company’s severance plans. These plans are primarily designed to provide severance benefits to those eligible employees of the Company whose employment is terminated in connection with reductions in its workforce. The Company has not accrued for this employee

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit, other than for individuals that have been notified of termination, because it cannot reasonably determine the probability or the amount of such payments.

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

In March 2005, the FASB, issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement of Financial Accounting Standards, No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a significant effect on the Company’s consolidated financial statements in 2005.

In December 2004, the FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black- Scholes option pricing model to value options and expects to continue to use such model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded beginning in the first quarter of 2006 for all employee stock option grants issued after December 31, 2005 and for all unvested stock options and restricted stock that existed at the end of 2005. The Company will adopt SFAS 123R utilizing the prospective method.

On April 14, 2005, the Securities and Exchange Commission, (“SEC”), announced the adoption of a new rule that amends the compliance dates for SFAS 123R. Under SFAS 123R, the Company would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The SEC’s new rule allows the Company to implement SFAS 123R at the beginning of its next fiscal year. Consequently, the effective date of the new standard for the Company’s consolidated financial statements is its first quarter in 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it changes only the dates for compliance with the standard.

Upon adoption, this statement will have a significant impact on the Company’s consolidated financial statements as it will require the Company to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within its footnotes as is its current practice (see Note 1 of the notes of the consolidated financial statements contained herein). The amounts disclosed within the Company’s footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ materially from amounts currently disclosed within the Company’s footnotes based on changes in the fair value of its common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R, although the Company will continue to use its current model, it may choose different assumptions to value the compensation expense associated with employee stock options.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. SAB No. 107 provides guidance that may simplify some of SFAS 123R’s implementation challenges and enhance the information that investors receive.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets.” SFAS eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated statement of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage. Paragraph 5 of ARB 43, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treatment as current period charges. SFAS 151 requires that such items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal periods beginning after June 15, 2005. The Company believes that the adoption of SFAS 151 will not have a material effect on its consolidated statement of operations and financial condition for fiscal periods beginning after June 15, 2005.

In March 2004, the FASB approved Emerging Issue Task Force, or EITF, Issue 03-6, “Participating Securities and the Two — Class Method under SFAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation subject to the provisions of Opinion 25 and SFAS 123. The adoption of EITF Issue 03-6 did not have a significant effect on the Company’s consolidated statement of operations and financial condition in 2005.

Risks and Uncertainties

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:

•	changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect the continued availability of the unbundled network elements of the local exchange carriers network and the costs associated therewith;

•	dependence on the availability and functionality of the networks of the incumbent local exchange carriers;

•	increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry; and

•	adverse determinations in certain litigation matters.

Negative developments in these areas could have a material effect on the Company’s business, financial condition and results of operations. In addition, the Company financial results could differ materially from those anticipated due to other risks and uncertainties.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.

Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the consolidated balance sheets caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $6,680, $5,381 and $4,993 for 2005, 2004 and 2003, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues.

The Company recognizes up-front fees associated with service activation over the expected term of the customer relationships, which ranges from 24 to 48 months, using the straight-line method. The Company treats the incremental direct costs of service activation, which consist principally of customer premises equipment, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts that are no greater than the up-front fees that are deferred. These deferred incremental direct costs are amortized to expense using the straight-line method over 24 to 48 months.

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

Accounts receivable consisted of the following:

	December 31,
	2005	2004

Gross accounts receivable	$31,398	$31,607
Allowance for service credits	(2,838)	(1,405)
Allowance for bad debts	(486)	(161)

Accounts receivable, net	$28,074	$30,041

The Company’s accounts receivable valuation accounts were as follows:

	December 31,
	2005	2004	2003

Allowance for service credits:
Balance at beginning of period	$1,405	$2,124	$2,077
Provision	9,333	4,914	2,886
Write-offs	(7,330)	(5,136)	(1,557)
Recoveries	(570)	(497)	(1,282)

Balance at end of period	$2,838	$1,405	$2,124

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004	2003

Allowance for bad debts:
Balance at beginning of period	$161	$2,750	$3,311
Provision	800	487	275
Write-offs	(329)	(1,051)	(462)
Recoveries	(146)	(2,025)	(374)

Balance at end of period	$486	$161	$2,750

Significant Customers

The Company had over 410 wholesale customers as of December 31, 2005. For 2005, 2004 and 2003, the Company’s 30 largest wholesale customers in each such year collectively comprised 92.2%, 93.4% and 93.3% of the Company’s total wholesale net revenues, respectively, and 65.4%, 67.4% and 71.6% of the Company’s total net revenues, respectively. As of December 31, 2005 and 2004, receivables from these customers collectively comprised 56.3% and 65.1%, respectively, of the Company’s gross accounts receivable balance.

Two of the Company’s wholesale customers, AT&T and Earthlink, accounted for 16.3% and 14.6%, respectively, of the Company’s total net revenues for 2005. AT&T’s percentage of 16.3% for 2005 includes the revenues for AT&T Corp., SBC and AT&T. For 2004 and 2003 Earthlink and AT&T Corp. accounted for 16.9% and 13.8%, and 21.5% and 12.5%, respectively, of the Company’s total net revenues. Accounts receivable from Earthlink and AT&T Corp., Inc. totaled 15.3% and 10.2%, respectively, of the Company’s gross accounts receivables as of December 31, 2005. As of December 31, 2004, accounts receivable from Earthlink and AT&T, Corp. totaled 17.9% and 20.9%, respectively, of the Company’s gross accounts receivables. No other individual customer accounted for more than 10% of the Company’s total net revenues in 2005, 2004 and 2003.

Wholesaler Financial Difficulties

In 2005, 2004 and 2003, the Company issued billings to its financially distressed customers aggregating $2,897, $3,517 and $5,139, respectively, that were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $2,757, $2,823 and $4,367 in 2005, 2004 and 2003, respectively. Revenues from customers that filed for bankruptcy accounted for approximately 0.3%, 0.3% and 1.3% of the Company’s total net revenues for 2005, 2004 and 2003, respectively. The Company had contractual receivables from its financially distressed customers totaling $666 and $1,317 as of December 31, 2005 and 2004, respectively, which are not reflected in the accompanying consolidated balance sheet as of such date. Although MCI filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from MCI on an accrual basis during 2002, 2003 and 2004 (MCI emerged from bankruptcy in April 2004) based on its specific facts and circumstances in relation to the revenue recognition criteria described above. Consequently, the amounts in this paragraph related to financially distressed customers exclude amounts pertaining to MCI.

The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to December 31, 2005, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of December 31, 2005, that the Company believes may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 11.0%, 7.7% and 11.6% of the Company’s total net revenues for 2005, 2004 and 2003, respectively. As of December 31, 2005, receivables from these customers comprised 13.8% of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

timely manner in periods ending subsequent to 2005, revenue from such customers will only be recognized when cash is collected, as described above.

3.	Restructuring

Reduction in Force

The Company reduced its workforce in 2005, 2004 and 2003 by approximately 155, 77 and 113 employees, respectively. These reductions represented approximately 13.6%, 6.9% and 10.2% of the Company’s workforce for 2005, 2004 and 2003, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, the Company recorded employee severance benefits of $3,640 for 2005, of which $1,910 was paid in 2005 and the remaining $1,730 was paid after December 31, 2005, $1,409 for 2004, of which $426 was paid after December 31, 2004, and $1,235 for 2003, all of which was paid in 2003. For 2005 the expenses associated with the reductions in force were $285, $397 and $2,958 related to the Company’s Wholesale segment, its Direct segment and its Corporate Operations, respectively. For 2004 the expenses associated with the reductions in force were $374, $281 and $754 related to the Company’s Wholesale segment, its Direct segment and its Corporate Operations, respectively. For 2003 the expenses associated with the reductions in force were $103, $349 and $783 related to the Company’s Wholesale segment, its Direct segment and its Corporate Operations, respectively. Management continues to evaluate whether additional restructuring is necessary, and the Company may incur additional restructuring charges in future periods.

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

On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the State of Tennessee. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar’s former assets were no longer controlled by BlueStar or the Company and could not be used by either BlueStar’s or the Company’s boards of directors to satisfy the liabilities of BlueStar. Consequently, the liquidation of BlueStar’s assets and the settlement of its liabilities was currently under the sole control of the Assignee. Consequently, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of $55,200 in the Company’s consolidated balance sheet as of December 31, 2001. This deferred gain represented the difference between the carrying values of BlueStar’s assets (aggregating $7,900) and liabilities (aggregating $63,100) as of June 25, 2001. During 2003 and 2002, the deferred gain was reduced by $9 and $1,228, respectively, because certain BlueStar assets were inadvertently not deconsolidated on June 25, 2001. Therefore, the deconsolidation of BlueStar resulted in a deferred gain balance of $53,963 in the Company’s consolidated balance sheets as of December 31, 2004.

On February 4, 2005, the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee in the ABC to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As a result of the completion of the ABC, the Company recognized the deferred gain of $53,963 during 2005.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2005	2004

Leasehold improvements	$10,880	$10,239
Computer equipment	50,797	53,045
Computer software	57,362	47,291
Furniture and fixtures	16,268	17,303
Network and communication equipment	403,071	380,559

	538,378	508,437
Less accumulated depreciation and amortization	466,715	429,730

Property and equipment, net	$71,663	$78,707

5.	Collocation Fees and Other Intangibles Assets

Collocation fees and other intangibles assets consisted of the following:

	December 31,
	2005	2004

Collocation fees	$97,243	$93,665
Customer lists and other intangibles assets	10,470	10,470

	107,713	104,135
Less accumulated amortization	86,998	69,574

Collocation fees and other intangibles assets, net	$20,715	$34,561

6.	Business Acquisition, Asset Acquisitions and Equity Investments

Acquisition of GoBeam

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

As a result of the merger, the Company issued 18,724 shares of its common stock. Additionally, the Company has reserved 266 shares to cover shares issuable upon exercise of assumed GoBeam stock options and 3 shares to cover assumed warrants. Of the shares issued in conjunction with the merger, 2,216 shares were placed in an escrow account to cover GoBeam’s indemnification obligations under the merger agreement. The Company released the shares from escrow during 2005.

The Company accounted for the acquisition of GoBeam using the purchase method of accounting. Accordingly, the Company’s consolidated financial statements include the results of operations of GoBeam for periods ending after the date of acquisition. The Company valued the common share options and warrants issued, for

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting purposes, based on an average market price of $2.08 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, June 4, 2004. The outstanding GoBeam stock options were converted into options to purchase approximately 266 shares of the Company’s common stock. In addition, the outstanding GoBeam warrants were converted into warrants to purchase 3 shares of the Company’s common stock. The value of the options and warrants was determined using the Black-Scholes option pricing model with inputs of 1.284 for volatility, four-year expected life and a risk-free interest rate of 3.27%. The values of the options and assumed warrants, as well as direct acquisition costs, were included as elements of the total purchase cost.

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

The customer relationships were valued using an income approach, which projects the associated revenue, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through December 31, 2005, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships.

The internal use software was valued using the replacement cost approach. This approach estimates value based upon estimated cost to recreate the software with equivalent functionality. Through December 31, 2005, this intangible asset was being amortized on a straight-line basis over a period of sixty months.

Goodwill was determined based on the residual difference between the purchase cost and the values assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company tests for impairment of these assets on at least an annual basis.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of GoBeam had occurred at the beginning of the periods presented. For 2004, net loss included GoBeam merger expenses of $4,247 (none in 2003). For 2003, net loss included a charge of $1,848 for cost associated with the exit of a real estate property lease (none in 2004). This financial information does not purport to

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be indicative of the results of the operations that would have occurred had the acquisition been made at the beginning of the periods presented, or the results that may occur in the future:

	Year Ended December 31,
	2004	2003

Revenue	$432,148	$393,257
Net loss	$(68,331)	$(124,538)
Basic and diluted net loss per share	$(0.27)	$(0.51)

Upon closing of the acquisition of GoBeam, the Company effectively granted 337 shares of restricted common stock to certain employees of GoBeam. The restricted stock was valued on the date of issuance at $1.96 and vested over a period of two years. Accordingly the Company recorded deferred stock-based compensation of $660 in 2004. In 2004, as a result of the resignation of one of the Company executives, the Company reversed $289 of such deferred stock-based compensation and cancelled 148 shares of the restricted common stock. The remaining net deferred stock-based compensation balance of $371 at December 31, 2004 is being amortized on an accelerated basis over the vesting period consisted with the method described in FIN 28. For 2005 and 2004, the Company recognized $185 and $181, respectively, of stock-based compensation related to such amount.

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

The Company recorded the $3,750 cash payment to Qwest for the customer list as an intangible asset, and such intangible asset was amortized on a straight-line basis to operations over a twenty-four month period, which was the Company’s estimate of the aggregate expected term of its customer relationships.

Unconsolidated Investments in Affiliates

The following table lists the Company’s unconsolidated investments in affiliates as of December 31, 2005 and 2004:

		Ownership			Investment
		Percentage		Method of	Carrying Value
Entity Name	Date of Investment(s)	2005	2004	Accounting	2005	2004

ACCA Networks Co., Ltd.	August 2000	—	10%	Equity	—	—
Certive Corporation	November 1999; May 2000	0.01%	2%	Equity	—	—

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACCA Networks Co., Ltd.

In August 2000, the Company acquired a 42% preferred equity interest in ACCA Networks Co., Ltd. (“ACCA”), a privately held, Japanese telecommunications company, in exchange for cash payments aggregating approximately $11,700, which the Company believed was representative of the fair value of such investment based on significant concurrent investments in ACCA made by new, non-strategic investors. The difference between the cost of the Company’ equity investment in ACCA and its proportional share of ACCA’s net assets had been fully amortized as of December 31, 2001. As of December 31, 2004, the Company’s equity interest in ACCA was diluted to approximately 10% due to ACCA’s financings in 2002 and 2001. In March 2005, ACCA completed a public offering of its shares in Japan, which further diluted the Company’s equity interest to approximately 8%.

In addition, in August 2000, the Company also licensed its OSS software to ACCA for $9,000, of which $2,000 and $2,000 was received in cash during 2001 and 2000, respectively. The remainder of $5,000, which was scheduled to be received in 2005, was received in 2003 in accordance with an amendment to the August 2000 OSS software license agreement. The Company recorded the $5,000 payment received in 2003 as miscellaneous income, because the carrying value of the OSS software licensed to ACCA was fully recovered at that time. The Company may also receive certain on-going royalty payments from ACCA under terms of the amended OSS license agreement. Such payments amounted to $1,832, $2,124 and $2,345 in 2005, 2004 and 2003, respectively. As stated above, the OSS software licensed to ACCA had a net book value of zero at December 31, 2005. Beginning in 2004, the Company records royalty payments as other revenue. The term of the OSS license agreement and royalty payments expired at the end of 2005. In December 2005, the Company granted ACCA, effective January 1, 2006, a fully paid-up perpetual license to its OSS software for a one-time payment of $1,750. Such amount was received in December 2005 and recorded by the Company as unearned revenues. The Company will recognize this amount as revenue in 2006.

As stated above, in March 2005, ACCA completed a public offering of its shares in Japan. The Company sold its equity position, or 10 shares, in ACCA during 2005. As a result of the sale the Company recorded a net realized gain of $28,844 in 2005.

Certive Corporation

As of December 31, 2005 and 2004, the Company held a 0.01% and 2%, respectively, preferred equity interest in Certive Corporation (“Certive”), a privately held, development stage application service provider. The dilution of the Company’s equity interest in Certive resulted from Certive’s additional equity financing in 2005 and 2004. As stated in Note 1, the Company’s chairman of the board of directors is also a significant stockholder of Certive. During 2003, the Company determined that its investment in Certive was impaired due to Certive’s financial condition and market prospects. Accordingly, the Company wrote-off the remaining carrying value of its investment through a charge to operations of $747 in 2003.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sixty months, the period through to the first date that holders have the option to require the Company to purchase the Debentures.

Under a registration rights agreement that the Company entered into in connection with the private placement of the Debentures, the Company agreed to file a registration statement on SEC Form S-3 to register the resale of the Debentures and the common stock issuable upon conversion of the Debentures. Since the registration statement was not declared by the agreed upon date, the Company was required to pay an interest penalty that accrued at a rate equal to 0.25% per year of the aggregate principal amount of the Debentures until January 4, 2005. The Company’s registration statement became effective on December 13, 2004.

As of December 31, 2005 and 2004, the Company had a $5,750 and $3,000, respectively, revolving line of credit with a bank that is available through May 2006. At the Company’s option, borrowings under this credit facility bear interest at a rate per annum equal to the prime rate, which was 7.25% at December 31, 2005. As of December 31, 2005 and 2004, the Company had issued irrevocable letters of credit aggregating $5,190 and $2,533, respectively, under this line of credit in favor of lessors of equipment and facilities and certain vendors. As of December 31, 2005 and 2004, the amount of revolving line of credit that was available was $373 and $306, respectively. There was no outstanding principal balance as of December 31, 2005 and 2004.

8.	Capital Leases

The capitalized costs and accumulated amortization related to assets under capital leases, primarily comprised of computer equipment and office equipment, were $1,693 and $1,487, respectively, as of December 31, 2005. The corresponding amounts were $1,120 and $386, respectively, as of December 31, 2004.

9.	Operating Leases, Commitments and Purchase Obligations

Operating Leases

The Company leases vehicles, equipment and office space under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the terms of the respective leases. Future minimum lease payments by year under operating leases with non-cancelable terms in excess of one year, along with future minimum payments to be received under non-cancelable subleases, are as follows:

	Gross Lease	Less Sublease	Net Lease
	Payments	Payments	Payments

Year ending December 31,
2006	$5,212	$57	$5,155
2007	5,131	30	5,101
2008	5,039	—	5,039
2009	3,450	—	3,450
2010	2,103	—	2,103
Thereafter	480	—	480

Total	$21,415	$87	$21,328

Commitments

Effective August 1, 2005, the Company entered into an agreement which extended the terms of its office lease in Denver, Colorado. The extension is for a period of 4.3 years which commences on April 1, 2007. This amendment increased the Company’s lease commitments by approximately $2,710.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective July 27, 2005, the Company entered into an agreement to lease additional space in San Jose, California. The lease is for a period of five years which commenced on October 24, 2005. The lease increased the Company’s lease commitments by approximately $2,961.

Effective June 9, 2005, the Company entered into an agreement to lease a new office in Jersey City, New Jersey, to replace the then existing office in that city, whose lease expired on September 30, 2005. The new lease is for a period of five years which commenced on October 1, 2005. The lease increased the Company’s lease commitments by approximately $979.

Effective March 31, 2005, the Company entered into an agreement which extended the terms of its office lease in Herndon, Virginia. The extension is for a period of five years which commenced on August 1, 2005. The extension of the lease increased the Company’s lease commitments by approximately $5,029.

Rent expense, which is net of sublease income of $56, $501 and $533 for 2005, 2004 and 2003, respectively, totaled $6,253, $6,571 and $7,874 for 2005, 2004 and 2003, respectively.

Purchase Obligations

In 2002, the Company entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to the Company. The Company had a monthly minimum usage requirement which began in June 2002. The agreement expired in May 2005 and the Company has no remaining aggregate purchase obligation for this particular agreement as of December 31, 2005. The Company entered into a new three-year, non-exclusive agreement with MCI in November 2005. The Company has a minimum purchase commitment of $13,200 with MCI that includes five commitment milestone periods between December 2005 and December 2007. Similarly, in 2002, the Company entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to the Company. The Company has an annual minimum usage requirement which began in April 2002. The agreement expires in March 2006 and the Company has a minimum remaining aggregate usage commitment of approximately $281 as of December 31, 2005.

Aggregate payments by year for the Company’s purchase obligations are as follows:

Year ending December 31,
2006	$7,181
2007	6,300

Total	$13,481

Cost of sales recognized pursuant to the aforementioned purchase obligations totaled $6,725, $8,000 and $1,292, for 2005, 2004 and 2003, respectively.

10.	Contingencies

Litigation

In April 1999, the Company filed a lawsuit against Bell Atlantic (now Verizon) and its affiliates in the United States District Court for the District of Columbia. The Company was pursuing antitrust and other claims in this lawsuit arising out of Verizon’s conduct as a supplier of network facilities, including central office space, transmission facilities and telephone lines. This lawsuit was settled in December of 2005.

In December 2000, the Company also filed a lawsuit against BellSouth Telecommunications and its subsidiaries in the United States District Court for the Northern District of Georgia. The Company was pursuing claims in this lawsuit that are similar to its claims against Verizon. The Company dismissed this lawsuit in October of 2005 and is instead pursuing remedies in state and FCC regulatory proceedings.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 11, 2001, Verizon filed a lawsuit against the Company in the United States District Court for the Northern District of California. Verizon is a supplier of telephone lines that the Company uses to provide services to its customers. In its amended complaint, Verizon claimed that the Company falsified trouble ticket reports with respect to the telephone lines that the Company ordered and sought unspecified monetary damages (characterized as being in the “millions”) and injunctive relief. On November 13, 2002, the District Court entered summary judgment in favor of the Company and dismissed Verizon’s claims against the Company in their entirety. Verizon appealed the dismissal of its lawsuit and in July 2004 the Ninth Circuit Court of Appeals partially reversed the District Court’s decision and indicated that Verizon could attempt to pursue a claim against the Company for breach of contract. This lawsuit was settled in December of 2005.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is also a party to a variety of other pending or threatened legal proceedings as either plaintiff or defendant, or is engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to the Company could significantly harm its business. The Company does not believe the ultimate outcome of these matters will have a material impact on its condensed consolidated financial position, results of operations and cash flows. However, litigation is inherently unpredictable and there is no guarantee the Company will prevail or otherwise not be adversely affected.

The Company is subject to state public utility commission (“PUC”), Federal Communications Commission (“FCC”) and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, the Company is engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to it and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations and cash flows if it is denied or charged higher rates for transmission lines or central office spaces.

Purchasers of the Company’s common stock and purchasers of the convertible senior notes the Company issued in September 2000 filed complaints on behalf of themselves and alleged classes of stockholders and holders of convertible notes against the Company and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “District Court”) alleging violations of federal securities laws on behalf of persons who purchased or otherwise acquired the Company’s securities, including common stock and notes, during the period from April 19, 2000 to May 24, 2001. In 2001, the Company and the officer and director defendants agreed to settle the litigation. The settlement provided for the distribution to the plaintiffs of $16,500 in cash to be funded by the Company’s insurance carriers and 6,496 shares of the Company’s common stock. Consequently, the Company recorded a liability of approximately $18,578 in its consolidated balance sheet as of December 31, 2001 through a charge to litigation-related expenses for the year then ended in connection with this anticipated settlement. As a result of changes in the fair market value of the Company’s common stock, the Company decreased this liability to $6,950 as of December 31, 2002 through credits to litigation-related expenses in the amount of $11,628 for 2002. The settlement was subject to the approval of the District Court and, on December 18, 2002, the District Court issued its final judgment and dismissal order. One class member subsequently filed an appeal pertaining to the final judgment, but this appeal only related to the allocation of the settlement proceeds between the plaintiffs and their attorneys. On February 18, 2004, the Ninth Circuit affirmed the District Court’s final judgment. Consequently, on such date the Company considered the 6,496 shares validly issued and outstanding. The distribution of the shares was completed in April of 2004.

Other Contingencies

As of December 31, 2005, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its collocation

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fee and network service obligations, as reflected in the accompanying consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position and results of operations.

The Company had various billing disputes with Verizon. In December 2005, the Company and Verizon reached a comprehensive agreement that settled all pending litigation and claims, including the resolution of billing disagreements. As a result of the settlement agreement, the Company received certain billing credits and was relieved of certain accrued network costs liabilities. The Company changed its estimated liabilities for network costs as a result of this settlement. This change in accounting estimate reduced the Company’s cost of sales and its net loss by approximately $4,200 ($0.02 per share) in 2005. During 2003, the Company changed its estimated liabilities for network costs as a result of the resolution of various billing disputes with its vendors and the receipt of an invoice in December 2003 from a vendor for telecommunication services provided by such vendor primarily in 2000 and 2001. During 2004, the Company resolved approximately $1,900 related to the invoice received in 2003, which reduced the Company’s cost of sales. The remainder was resolved during 2005.

The Company performs on-going research and analysis of the applicability of certain transaction-based taxes to sales of its products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which the Company does business and transaction-based tax experts to determine the extent of its transaction-based tax liabilities. It is the Company’s opinion that these activities will be concluded without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position and results of operations. During 2003, the Company changed its estimated liabilities for transaction-based and property taxes based on settlement agreements reached with various states and local jurisdictions where the Company does business. These changes in accounting estimate reduced the Company’s net loss by $8,439 ($0.04 per share).

The Company recorded an estimated liability for employment-related taxes for stock-based compensation provided to employees through a charge to operations in the amount of $5,931 for 2003. In 2004, the Company determined that it does not owe a portion of this tax, approximately $3,079, and consequently, released the amount as a benefit to the statement of operations. In addition, during 2005, the Company determined that it does not owe an additional portion of this tax, approximately $419, and consequently, released the amount as a benefit to the statement of operations. It is the Company’s opinion that remaining liability will be resolved without a material adverse effect on its condensed consolidated financial position and results of operations. However, it is reasonably possible that the Company’s estimates of this tax liability, as reflected in the accompanying condensed consolidated balance sheets as of December 31, 2005, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position and results of operations.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. During 2005, the Company recorded $546 of expenses as a result of an indemnification clause in a contract with one of its customers that is a defendant in a patent infringement dispute. The Company expects that it will continue to incur these expenses in future periods, but the probability and amount of this obligation cannot be reasonably estimated.

11.	Stockholders’ Equity

Strategic Investors

Effective December 20, 2001, immediately prior to Covad’s emergence from Chapter 11 bankruptcy, the Company entered into a series of agreements with SBC, including (i) a $50,000 Credit Agreement, which since then has been repaid, (ii) a 10-year resale agreement (the “Resale Agreement”) under which SBC, its affiliates or special agents will resell the Company’s DSL services, and (iii) a termination and mutual general release agreement (the “Termination Agreement”) that resulted in the cancellation of various agreements entered into in September 2000, except for the stock purchase agreement and an interconnection and line-sharing agreement that remains in effect. SBC made a $75,000 noninterest-bearing prepayment, which is collateralized by substantially all of the Company’s domestic assets, to the Company on December 20, 2001 under the terms of the Resale Agreement. The Company received a payment of $10,000 from SBC on December 20, 2001 under the terms of the Termination Agreement, which was deferred and is being recognized as revenue on a straight-line basis over the 10-year term of the Resale Agreement.

Common Stock

21 and 108 shares of the Company’s common stock outstanding at December 31, 2005 and 2004, respectively, were subject to repurchase provisions, which generally lapse over a two-year period from the date of issuance.

Common stock reserved for future issuance as of December 31, 2005 was as follows:

Bankruptcy claims	583
Outstanding options	24,973
Options available for grant	16,818
Employee stock purchase plan	3,670
Convertible debentures	39,380
Outstanding warrants	6,514

Total	91,938

Stockholder Protection Rights Plan

On February 15, 2000, the Company’s board of directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company’s common stock or Class B common stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company’s outstanding shares of common stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder Protection Rights Agreement, one one-thousandth of a share of participating preferred stock, par value $.001 per share, for $400 per share, subject to adjustment. As of December 31, 2005 and 2004, none of these rights were exercisable.

Warrants

On January 1, 2003, in conjunction with an amendment to an agreement with AT&T Corp., the Company granted AT&T Corp. three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares for

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.94 per share; 1,000 shares for $3.00 per share; and 1,000 shares for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive in 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believes that future revenues from AT&T Corp. will exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants were exercised during 2005, 2004 or 2003, or had expired as of December 31, 2005. As of December 31, 2005 and 2004 the carrying amount of the warrants was $0 and $660, respectively.

On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase 1,500 shares of the Company’s common stock for $1.06 per share, 1,000 shares of the Company’s common stock for $3.00 per share and 1,000 shares of the Company’s common stock for $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September  4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive in 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during 2005, 2004 or 2003, or had expired as of December 31, 2005. As of December 31, 2005 and 2004 the carrying amount of the warrants was $1,264 and $2,023, respectively.

Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of December 31, 2005. Such warrants are exercisable at a purchase price ranging from $0.01 to $2.13 per share and fully vested as of December 31, 2005. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008.

12.	Income Taxes

The Company has made no provision for income taxes in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods.

The difference between the income tax benefits computed at the federal statutory rate of 35% and the Company’s actual income tax benefits for 2005, 2004 and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003

Federal benefit at statutory rate	$(5,503)	$(21,266)	$(39,306)
State benefit, net of federal benefit	(786)	(3,038)	(4,829)
Net operating losses with no current benefits	5,931	22,290	38,636
Deferred variable stock-based compensation	(364)	1,099	4,330
Other	722	915	1,169

Income tax expense (benefit)	$—	$—	$—

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$413,209	$370,489
Capital loss carryforwards	3,582	10,810
Deferred and unearned revenue	31,610	32,259
Deconsolidation of subsidiary	—	21,585
Unconsolidated investments in affiliates	2,030	6,725
Depreciation and amortization	41,655	43,241
Other	11,229	12,891

Total deferred tax assets	503,315	498,000
Deferred tax liabilities	(1,821)	(2,628)

Net deferred tax assets	501,494	495,372
Valuation allowance	(501,494)	(495,372)

Net deferred taxes	$—	$—

Realization of the Company’s deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,122, $34,259 and $39,071 during 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of $980,199, which will expire beginning in 2021, if not utilized. The Company also had aggregate net operating loss carryforwards for state income tax of approximately $1,231,806, of which $34,484 will expire in 2006, $33,444 will expire in 2007, and $1,163,878 will expire thereafter, if not utilized. In addition, the Company had capital loss carryforwards for both federal and state income tax purposes of approximately $8,955, which begin to expire in 2007, if not utilized.

On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam (Note 6). The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization. As a result of its acquisition, the Company’s net operating loss carryforwards includes GoBeam’s existing, as of acquisition date, federal and state net operating loss carryforwards of $39,597 and $29,426, respectively. Tax benefits related to pre-acquisition losses of the acquired entity will be utilized first to reduce any associated intangibles and goodwill.

On September 22, 2000, the Company acquired BlueStar, in a transaction accounted for as a purchase (Note 3). The Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the Company’s consolidated balance sheet as of December 31, 2001. Such gain was recognized for tax purposes in 2001. On February 4, 2005, the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee in the ABC to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As a result of the completion of the ABC, the Company recognized the deferred gain of $53,963 and the related deferred tax asset was recognized in 2005.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2000, the Company made an equity investment in 10 shares of ACCA (Note 6). In March 2005, ACCA completed a public offering of its shares in Japan and the Company subsequently sold its investment, resulting in a capital gain. Proceeds in excess of the Company’s tax basis on such investment resulted in a tax gain of $18,069 which was offset against the Company’s capital loss carryforward.

The tax benefits associated with employee stock options provided cumulative deferred tax benefits of approximately $9,823, $8,858 and $6,938 for 2005, 2004 and 2003, respectively. Such deferred tax benefits have been offset by a valuation allowance and will be credited to additional paid-in capital if and when realized.

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

1998 Employee Stock Purchase Plan

In January 1999, the Company adopted the 1998 Employee Stock Purchase Plan. Under this plan, eligible employees could purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period or the last day of the applicable six-month purchase period. The 1998 Employee Stock Purchase Plan was terminated on April 28, 2003.

2003 Employee Stock Purchase Plan

In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan (“2003 ESPP”). Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable twenty-four month offering period, or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ended in June 2005 was subject to variable accounting and accordingly the Company recorded net cumulative deferred stock-based compensation of $13,886 and $15,637 as of December 31, 2005 and 2004, respectively. In 2005, 2004 and 2003, the Company recognized stock-based compensation expense (reversal) of $(1,011), $2,526 and $12,371, respectively. The remaining net deferred stock-based compensation balance of $0 and $740 at December 31, 2005 and 2004, respectively, which fluctuated with changes in the Company’s stock price, was amortized to operations over the remainder of the offering period.

The number of shares that may be issued under the 2003 ESPP is subject to an annual increase to be added on January 1 of each year equal to the lesser of either (a) 2% of the outstanding shares of the Company’s stock on such date, (b) 7,000 shares or (c) an amount determined by a committee of the board.

On December 8, 2005, the compensation committee of the board of directors of the Company approved an amendment to the 2003 ESPP. The amendment (a) reduces each offering period to six-months (with a co-terminus exercise period) for all offering periods that commence on or after January 1, 2006, and (b) terminates all offering periods that commenced prior to January 1, 2006 on December 31, 2005.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

The 1997 Stock Plan (the “Plan”) provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company’s board of directors. The options expire from two to eight years after the date of grant. As of December 31, 2005, the Company has reserved 16,818 shares of the Company’s common stock under the Plan for sale and issuance at prices to be determined by the Company’s board of directors. The number of shares that may be issued under the Plan is subject to an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (a) 3% of the outstanding shares of the Company’s stock on such date or (b) an amount determined by the board.

On December 19, 2005, the compensation committee of the board of directors of the Company approved the acceleration of vesting of unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $1.34 per share previously awarded to its employees, including its executive officers, and directors, under the Company’s 1997 Stock Plan. The acceleration of vesting was effective for stock options outstanding as of December 20, 2005. The closing stock price on the American Stock Exchange at the effective date of the acceleration was $0.67. Options to purchase approximately 6,374 shares of common stock, or approximately 74% of the Company’s outstanding unvested options, of which options to purchase approximately 1,896 shares are held by the Company’s executive officers and directors, were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration was approximately $2.73.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for 2005, 2004 and 2003:

	Number of Shares of	Option Price per
	Common Stock	Share

Balance as of December 31, 2002	25,675	$0.001 - $149.79
Granted	7,196	$0.570 - $ 5.53
Exercised	(4,984)	$0.001 - $ 5.44
Cancelled	(6,210)	$0.296 - $149.79

Balance as of December 31, 2003	21,677	$0.001 - $149.79
Granted	6,867	$1.460 - $ 3.51
Exercised	(1,951)	$0.001 - $ 3.72
Cancelled	(3,596)	$0.001 - $149.79

Balance as of December 31, 2004	22,997	$0.001 - $149.79
Granted and assumed	7,162	$0.730 - $ 1.69
Exercised	(774)	$0.296 - $ 2.16
Cancelled	(4,412)	$0.022 - $149.79

Balance as of December 31, 2005	24,973	$0.001 - $149.79

The following is a summary of the status of stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Exercise Price Range	Shares	Life Remaining	Exercise Price	Shares	Exercise Price

$0.001 - $ 0.67	1,863	3.66	$0.55	1,856	$0.55
$ 0.68 - $ 0.84	2,645	3.81	0.83	2,454	0.83
$ 0.86 - $ 1.17	1,282	6.14	1.06	649	1.10
$ 1.18 - $ 1.28	3,759	5.54	1.27	2,543	1.28
$ 1.29 - $ 2.25	6,541	6.54	1.58	6,348	1.59
$ 2.28 - $ 2.56	2,248	3.52	2.53	2,248	2.53
$ 2.59 - $ 3.31	183	4.06	3.08	183	3.08
$ 3.34 - $ 3.34	3,415	6.16	3.34	3,415	3.34
$ 3.51 - $ 30.04	1,938	2.69	16.90	1,938	16.90
$30.67 - $149.79	1,099	1.88	48.82	1,099	48.82

$0.001 - $149.79	24,973	5.02	$4.96	22,733	$5.33

As of December 31, 2004 and 2003, the Company had 14,444 and 12,289, respectively, stock options outstanding that were exercisable with an weighted-average exercise price of $8.39 and $11.02, respectively.

In 2005, 2004 and 2003, the Company recorded (reversed) deferred stock-based compensation of $(1,751), $(11,143) and $26,778, respectively, as a result of stock options subject to variable accounting that were granted under the 2003 ESPP. In 2004, the Company recorded deferred stock-based compensation of approximately $660 as a result of restricted stock issuances with exercise or purchase prices that were less than the fair value of the Company’s common stock at the date of grant or issuance (none in 2005 and 2003). These amounts are being amortized to operations over the respective vesting periods of the underlying options using a graded vesting method. Amortization (reversal) of deferred stock-based compensation for 2005, 2004 and 2003 was approximately $(808), $2,724, and $12,479, respectively.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company grants options to consultants from time to time in exchange for services. In general, these options vest over the contractual period of the consulting arrangement. No options were granted to consultants in 2005, 2004 or 2003.

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

For 2005, 2004 and 2003, the fair value of the Company’s stock-based awards to employees was calculated using the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003

Expected life of options in years	4.0	4.0	4.0	0.5	0.5	0.5
Volatility	91.07%	123.70%	131.70%	91.07%	123.70%	131.70%
Risk-free interest rate	4.34%	3.27%	2.10%	4.35%	2.61%	1.08%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

14.	Business Segments

The Company sells to businesses and consumers indirectly through ISPs, telecommunications carriers and other resellers. The Company also sells its services directly to business and consumer end-users through its field sales force, telephone sales, referral agents and its website. The Company was managed in 2003 as two strategic business units, Covad Strategic Partnerships, or CSP, and Covad Broadband Solutions, or CBS. Beginning in January 2004, the Company realigned its business and no longer maintains CSP and CBS as separate business units. The Company presently operates two business segments, wholesale and direct, which are described below in more detail.

The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. The Company’s wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs and enterprise and telecommunications carrier customers. The Company’s direct segment, or Direct, is a provider of VoIP, high-speed connectivity, Internet access and other services to individuals, small and medium-sized businesses, corporations and other organizations. All other business operations and activities of the Company are reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and other

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.

The Company’s business segments’ operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to its customers. The Company’s business segments’ network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, customer premise equipment (“CPE”) and equipment maintenance. Operating expenses also consist of labor and related non-labor expenses for customer care, dispatch, and repair and installation activities. The Company allocates network costs to its business segments based on their consumption of circuit or equipment capacity. The Company allocates end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. CPE cost is directly assigned to a business segment based on installations performed by such segment and the cost of each specific CPE. The Company allocates labor costs from operations to its business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. The Company allocates employee compensation for its sales forces directly to the business segments based on the customers it sells to and serves. The Company allocates advertising and promotions to the business segments primarily based on expenditures incurred to stimulate demand for target customer within those segments.

The Company evaluates performance and allocates resources to the segments based on income or loss from operations, excluding certain operating expenses, such as depreciation and amortization, and other income and expense items. The Company does not segregate certain of its assets, primarily cash, property and equipment, collocation fees and other intangibles and goodwill, or its cash flows between its two segments because these resources are not managed separately by segment. The Company similarly manages its capital expenditures and cash needs as one entity. Therefore, the Company does not allocate such operating expenses and other income and expense items to its business segments because it believes that these expenses and other income items are not directly managed or controlled by its business segments.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information, including a reconciliation to the respective balances in the Company’s consolidated financial statements, as of and for the years ended December 31, 2005, 2004 and 2003, are as follows:

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2005:
Revenue, net	$314,205	$128,974	$443,179	$—	$443,179
Intersegment revenues	—	—	—	—	—

Total revenues, net	314,205	128,974	443,179	—	443,179
Cost of sales (exclusive of depreciation and amortization)	193,721	81,521	275,242	35,897	311,139
Selling, general and administrative	8,353	49,938	58,291	100,261	158,552
Provision for bad debts	—	—	—	571	571
Depreciation and amortization	—	—	—	49,813	49,813
Amortization of intangible assets	—	—	—	17,428	17,428
Provision for restructuring and post-employment benefits	285	397	682	2,958	3,640

Total operating expenses	202,359	131,856	334,215	206,928	541,143

Income (loss) from operations	111,846	(2,882)	108,964	(206,928)	(97,964)

Interest income	—	—	—	4,142	4,142
Gain on sale of equity securities	—	—	—	28,844	28,844
Gain on deconsolidation of subsidiary	—	—	—	53,963	53,963
Interest expense	—	—	—	(5,005)	(5,005)
Miscellaneous income, net	—	—	—	298	298

Total other income, net	—	—	—	82,242	82,242

Net income (loss)	$111,846	$(2,882)	$108,964	$(124,686)	$(15,722)

Assets	$38,725	$19,395	$58,120	$242,461	$300,581
Capital expenditures for property and equipment	$—	$—	$—	$42,397	$42,397
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$3,582	$3,582

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2004:
Revenue, net	$309,899	$119,298	$429,197	$—	$429,197
Intersegment revenues	—	—	—	—	—

Total revenues, net	309,899	119,298	429,197	—	429,197
Cost of sales (exclusive of depreciation and amortization)	177,115	57,141	234,256	31,916	266,172
Selling, general and administrative	9,048	36,859	45,907	100,334	146,241
Provision for bad debt recoveries	—	—	—	(2,035)	(2,035)
Depreciation and amortization	—	—	—	56,825	56,825
Amortization of intangible assets	—	—	—	20,585	20,585
Provision for restructuring and post-employment benefits	374	281	655	754	1,409

Total operating expenses	186,537	94,281	280,818	208,379	489,197

Income (loss) from operations	123,362	25,017	148,379	(208,379)	(60,000)

Interest income	—	—	—	2,668	2,668
Interest expense	—	—	—	(4,927)	(4,927)
Miscellaneous income, net	—	—	—	1,498	1,498

Total other expense, net	—	—	—	(761)	(761)

Net income (loss)	$123,362	$25,017	$148,379	$(209,140)	$(60,761)

Assets	$47,994	$18,707	$66,701	$318,524	$385,225
Capital expenditures for property and equipment	$—	$—	$—	$38,743	$38,743
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$7,900	$7,900

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2003:
Revenue, net	$298,221	$90,630	$388,851	$—	$388,851
Intersegment revenues	—	—	—	—	—

Total revenues, net	298,221	90,630	388,851	—	388,851
Cost of sales (exclusive of depreciation and amortization)	209,334	46,124	255,458	32,664	288,122
Selling, general and administrative	13,069	20,346	33,415	106,666	140,081
Provision for bad debts	—	—	—	99	99
Depreciation and amortization	—	—	—	56,559	56,559
Amortization of intangible assets	—	—	—	17,325	17,325
Provision for restructuring and post-employment benefits	103	349	452	783	1,235

Total operating expenses	222,506	66,819	289,325	214,096	503,421

Income (loss) from operations	75,715	23,811	99,526	(214,096)	(114,570)

Interest income	—	—	—	2,105	2,105
Provision for impairment of investment in unconsolidated affiliates	—	—	—	(747)	(747)
Equity in losses of unconsolidated affiliates	—	—	—	(279)	(279)
Interest expense	—	—	—	(5,526)	(5,526)
Miscellaneous income, net	—	—	—	6,715	6,715

Total other income, net	—	—	—	2,268	2,268

Net income (loss)	$75,715	$23,811	$99,526	$(211,828)	$(112,302)

Assets	$52,210	$17,362	$69,572	$265,139	$334,711
Capital expenditures for property and equipment	$—	$—	$—	$44,142	$44,142
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$14,889	$14,889

During 2005 the Company changed certain allocations to its business segments. Certain 2004 balances have been adjusted to conform with the current year presentation.

15.	Subsequent events

On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb, a California corporation based in Fremont, California. NextWeb utilizes licensed and unlicensed wireless technology to deliver cost-effective, business-class wireless broadband services to small and medium-sized business. NextWeb currently provides service to approximately 3,000 business customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas. NextWeb’s service is available to more than 200,000 business locations in more than 175 cities throughout California and Nevada.

The Company acquired NextWeb to accelerate its entry into the emerging wireless broadband market. The purchase price is in excess of the fair value of NextWeb’s net tangible and intangible assets acquired and, as a result, the Company will record goodwill in connection with this transaction in the first quarter of 2006. The acquisition was effected by merging a wholly-owned subsidiary of the Company with and into NextWeb, with NextWeb surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization. The Company will account for the acquisition of NextWeb using the purchase method of accounting. The consideration for the acquisition was comprised of a combination of approximately 16,204 shares of our common stock and a cash payment of approximately $4,000.

COVAD COMMUNICATIONS GROUP, INC.

SUPPLEMENTARY DATA

Selected Quarterly Financial Information (Unaudited)

Covad’s 2005 and 2004 unaudited consolidated selected quarterly financial information is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2005:
Revenues, net	$107,718	$109,741	$112,069	$113,651
Gross profit (exclusive of depreciation and amortization)	$34,969	$33,501	$27,572	$35,998
Depreciation and amortization	$19,149	$17,626	$16,038	$14,428
Net income (loss)	$34,374	$(16,403)	$(15,805)	$(17,888)
Earnings (loss) per common share:
Basic	$0.13	$(0.06)	$(0.06)	$(0.07)
Diluted	$0.11	$(0.06)	$(0.06)	$(0.07)
2004:
Revenues, net	$108,477	$107,326	$105,687	$107,707
Gross profit (exclusive of depreciation and amortization)	$40,183	$44,578	$39,748	$38,516
Depreciation and amortization	$19,246	$19,204	$19,406	$19,554
Net loss	$(13,531)	$(7,406)	$(13,804)	$(26,020)
Basic and diluted net loss per share	$(0.06)	$(0.03)	$(0.05)	$(0.10)

During the fourth quarter of 2005 we reduced our network costs by approximately $4,200 as a result of higher claim recoveries and settlements, primarily from a settlement agreement executed with Verizon. This amount was partially offset by approximately $3,600 of post-employment benefits as a result of reductions in our workforce.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making their assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment we concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Item 8 — Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting:

During the fourth quarter of 2005, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Information regarding the names, ages and background of each of our executive officers and directors, Section 16(a) compliance, the Audit Committee, and the Company’s code of ethics in the Company’s 2006 Proxy Statement is hereby incorporated by reference.

ITEM 11.	Executive Compensation

Information regarding director and executive compensation in the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Information setting forth the security ownership of certain beneficial owners and management and the Company’s equity compensation plans in the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions

Information regarding certain related transactions in the 2006 Proxy Statement is hereby incorporated by reference.

ITEM 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services in the 2006 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements.  The following Financial Statements of Covad Communications Group, Inc. and Report of Independent Registered Public Accounting Firms are filed as part of this report.

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

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

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.
2	.2(2)	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).
2	.3(3)	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative.
2	.4(4)	Agreement and Plan of Merger, dated as of October 4, 2005, among Covad Communications Group, Inc., Windtalker Acquisition Corp., NextWeb, Inc. and Ghia Griarte as Representative.
3	.1(5)	Amended and Restated Certificate of Incorporation.
3	.2(6)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.
3	.3(7)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.
3	.4(8)	Amended and Restated Bylaws, as currently in effect.
4	.1(9)	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee.
4	.2(9)	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC.
4	.3(9)	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.
4	.4(10)	Stockholder Protection Rights Agreement dated February 15, 2000.
4	.5(11)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001.
10	.1(12)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.
10	.2(13)	1998 Employee Stock Purchase Plan and related agreements.
10	.3(14)	1997 Stock Plan and related option agreement, as currently in effect.
10	.22(15)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.23(16)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.24(17)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.
10	.25(18)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.
10	.26(19)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.
10	.27(20)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.
10	.28(21)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10	.30(22)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.31(23)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

Exhibit
Number		Description

10	.32(24)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.
10	.33(25)	Capital Markets Debt Subordination Provisions.
10	.34(26)	General Unsecured Debt Subordination Agreement.
10	.35(27)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.
10	.36(28)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.
10	.37(29)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan, as amended.
10	.38(30)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.
10	.39(31)	General Release of All Claims executed by Anjali Joshi.
10	.40(32)	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.
10	.41(33)	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.
10	.43(34)	Change in Control Agreement between Covad Communications Group, Inc. and Charles E. Hoffman.
10	.46(35)	Change in Control Agreement between Covad Communications Group, Inc. and James A. Kirkland.
10	.48(36)	Change in Control Agreement between Covad Communications Group, Inc. and David McMorrow.
10	.50(37)	Change in Control Agreement between Covad Communications Group, Inc. and Chris Dunn.
10	.51(38)	Indemnification Agreement between Covad Communications Group, Inc. and Chris Dunn.
10	.52(39)	General Release of All Claims by and between Covad Communications Group, Inc. and Mark Richman.
10	.53(40)	First Amendment to Lease by and between Covad Communications Company and CarrAmerica Realty Operating Partnership, L.P. dated July 27, 2005.
10	.54(41)	Indemnification Agreement between Covad Communications Group, Inc. and Lisa Hook.
10	.55(42)	Transition Agreement between Covad Communications Group, Inc. and Patrick Bennett.
10	.56(43)	Transition Agreement between Covad Communications Group, Inc. and Andrew Lockwood.
10	.57(44)	Transition Agreement between Covad Communications Group, Inc. and P. Michael Hanley.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (incorporated in the signature page herein).
31.1		Certification Pursuant to Rule 13a-14(a).
31.2		Certification Pursuant to Rule 13a-14(a).
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(2)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(3)	Incorporated by reference to Exhibit 2.1 filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(4)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on October 7, 2005.

(5)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(6)	Incorporated by reference to Exhibit 3.5 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(7)	Incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(8)	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K as originally filed on November 2, 2005.

(9)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(10)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(11)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(12)	Incorporated by reference to Exhibit 10.1 filed with our registration statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(14)	Incorporated by reference to Exhibit 10.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(15)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(16)	Incorporated by reference to Exhibit 4.2 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 10.2 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(18)	Incorporated by reference to Exhibit 10.1 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(19)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(28)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(29)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 8, 2005.

(30)	Incorporated by reference to Exhibit 10.1 filed with our current report on Form 8-K as originally filed October 6, 2004.

(31)	Incorporated by reference to Exhibit 10.40 filed with our quarterly report on Form 10-Q as filed on October 24, 2003.

(32)	Incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K as originally filed on February 27, 2004.

(33)	Incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K as originally filed on February 27, 2004.

(34)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on October 6, 2004.

(35)	Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K as originally filed on October 6, 2004.

(36)	Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K as originally filed on October 6, 2004.

(37)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 2, 2005.

(38)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on November 2, 2005.

(39)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 24, 2004.

(40)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on August 1, 2005.

(41)	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K as originally filed on November 2, 2005.

(42)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on December 15, 2005.

(43)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on December 15, 2005.

(44)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on January 23, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2006.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ Christopher Dunn
Christopher Dunn
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2006.

Signature	Title

/s/ Charles E. Hoffman (Charles E. Hoffman)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Christopher Dunn (Christopher Dunn)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles McMinn (Charles McMinn)	Chairman of the Board of Directors

/s/ L. Dale Crandall (L. Dale Crandall)	Director

/s/ Lisa Hook (Lisa Hook)	Director

/s/ Hellene Runtagh (Hellene Runtagh)	Director

/s/ Larry Irving (Larry Irving)	Director

/s/ Daniel Lynch (Daniel Lynch)	Director

/s/ Richard A. Jalkut (Richard Jalkut)	Director

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.
2	.2(2)	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).
2	.3(3)	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative.
2	.4(4)	Agreement and Plan of Merger, dated as of October 4, 2005, among Covad Communications Group, Inc., Windtalker Acquisition Corp., NextWeb, Inc. and Ghia Griarte as Representative.
3	.1(5)	Amended and Restated Certificate of Incorporation.
3	.2(6)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.
3	.3(7)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.
3	.4(8)	Amended and Restated Bylaws, as currently in effect.
4	.1(9)	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee.
4	.2(9)	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC.
4	.3(9)	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.
4	.4(10)	Stockholder Protection Rights Agreement dated February 15, 2000.
4	.5(11)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001.
10	.1(12)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.
10	.2(13)	1998 Employee Stock Purchase Plan and related agreements.
10	.3(14)	1997 Stock Plan and related option agreement, as currently in effect.
10	.22(15)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.23(16)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.24(17)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.
10	.25(18)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.
10	.26(19)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.
10	.27(20)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.
10	.28(21)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10	.30(22)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.31(23)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.32(24)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.
10	.33(25)	Capital Markets Debt Subordination Provisions.
10	.34(26)	General Unsecured Debt Subordination Agreement.
10	.35(27)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.

Exhibit
Number		Description

10	.36(28)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.
10	.37(29)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan, as amended.
10	.38(30)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.
10	.39(31)	General Release of All Claims executed by Anjali Joshi.
10	.40(32)	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.
10	.41(33)	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.
10	.43(34)	Change in Control Agreement between Covad Communications Group, Inc. and Charles E. Hoffman.
10	.46(35)	Change in Control Agreement between Covad Communications Group, Inc. and James A. Kirkland.
10	.48(36)	Change in Control Agreement between Covad Communications Group, Inc. and David McMorrow.
10	.50(37)	Change in Control Agreement between Covad Communications Group, Inc. and Chris Dunn.
10	.51(38)	Indemnification Agreement between Covad Communications Group, Inc. and Chris Dunn.
10	.52(39)	General Release of All Claims by and between Covad Communications Group, Inc. and Mark Richman.
10	.53(40)	First Amendment to Lease by and between Covad Communications Company and CarrAmerica Realty Operating Partnership, L.P. dated July 27, 2005.
10	.54(41)	Indemnification Agreement between Covad Communications Group, Inc. and Lisa Hook.
10	.55(42)	Transition Agreement between Covad Communications Group, Inc. and Patrick Bennett.
10	.56(43)	Transition Agreement between Covad Communications Group, Inc. and Andrew Lockwood.
10	.57(44)	Transition Agreement between Covad Communications Group, Inc. and P. Michael Hanley.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (incorporated in the signature page herein).
31.1		Certification Pursuant to Rule 13a-14(a).
31.2		Certification Pursuant to Rule 13a-14(a).
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(2)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(3)	Incorporated by reference to Exhibit 2.1 filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(4)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on October 7, 2005.

(5)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(6)	Incorporated by reference to Exhibit 3.5 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(7)	Incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(8)	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K as originally filed on November 2, 2005.

(9)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(10)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(11)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(12)	Incorporated by reference to Exhibit 10.1 filed with our registration statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(14)	Incorporated by reference to Exhibit 10.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(15)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(16)	Incorporated by reference to Exhibit 4.2 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 10.2 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(18)	Incorporated by reference to Exhibit 10.1 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(19)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(28)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(29)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 8, 2005.

(30)	Incorporated by reference to Exhibit 10.1 filed with our current report on Form 8-K as originally filed October 6, 2004.

(31)	Incorporated by reference to Exhibit 10.40 filed with our quarterly report on Form 10-Q as filed on October 24, 2003.

(32)	Incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K as originally filed on February 27, 2004.

(33)	Incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K as originally filed on February 27, 2004.

(34)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on October 6, 2004.

(35)	Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K as originally filed on October 6, 2004.

(36)	Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K as originally filed on October 6, 2004.

(37)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 2, 2005.

(38)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on November 2, 2005.

(39)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 24, 2004.

(40)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on August 1, 2005.

(41)	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K as originally filed on November 2, 2005.

(42)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on December 15, 2005.

(43)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on December 15, 2005.

(44)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on January 23, 2006.