Form 10-K/A
period 2005-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2006-03-08
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 1, 2006. This amendment is being filed solely to include a corrected copy of Exhibit 32.2.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(3) Exhibits.  The Exhibits listed below and on the accompanying Index to Exhibits immediately following the signature page hereto are filed as part of, or incorporated by reference into, this Report on Form 10-K.

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.
2	.2(2)	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).
2	.3(3)	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative.
2	.4(4)	Agreement and Plan of Merger, dated as of October 4, 2005, among Covad Communications Group, Inc., Windtalker Acquisition Corp., NextWeb, Inc. and Ghia Griarte as Representative.
3	.1(5)	Amended and Restated Certificate of Incorporation.
3	.2(6)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.
3	.3(7)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.
3	.4(8)	Amended and Restated Bylaws, as currently in effect.
4	.1(9)	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee.
4	.2(9)	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC.
4	.3(9)	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.
4	.4(10)	Stockholder Protection Rights Agreement dated February 15, 2000.
4	.5(11)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001.
10	.1(12)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.
10	.2(13)	1998 Employee Stock Purchase Plan and related agreements.
10	.3(14)	1997 Stock Plan and related option agreement, as currently in effect.
10	.22(15)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.23(16)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.24(17)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.
10	.25(18)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.
10	.26(19)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.
10	.27(20)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.
10	.28(21)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10	.30(22)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.31(23)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.

Exhibit
Number		Description

10	.32(24)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.
10	.33(25)	Capital Markets Debt Subordination Provisions.
10	.34(26)	General Unsecured Debt Subordination Agreement.
10	.35(27)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.
10	.36(28)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.
10	.37(29)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan, as amended.
10	.38(30)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.
10	.39(31)	General Release of All Claims executed by Anjali Joshi.
10	.40(32)	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.
10	.41(33)	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.
10	.43(34)	Change in Control Agreement between Covad Communications Group, Inc. and Charles E. Hoffman.
10	.46(35)	Change in Control Agreement between Covad Communications Group, Inc. and James A. Kirkland.
10	.48(36)	Change in Control Agreement between Covad Communications Group, Inc. and David McMorrow.
10	.50(37)	Change in Control Agreement between Covad Communications Group, Inc. and Chris Dunn.
10	.51(38)	Indemnification Agreement between Covad Communications Group, Inc. and Chris Dunn.
10	.52(39)	General Release of All Claims by and between Covad Communications Group, Inc. and Mark Richman.
10	.53(40)	First Amendment to Lease by and between Covad Communications Company and CarrAmerica Realty Operating Partnership, L.P. dated July 27, 2005.
10	.54(41)	Indemnification Agreement between Covad Communications Group, Inc. and Lisa Hook.
10	.55(42)	Transition Agreement between Covad Communications Group, Inc. and Patrick Bennett.
10	.56(43)	Transition Agreement between Covad Communications Group, Inc. and Andrew Lockwood.
10	.57(44)	Transition Agreement between Covad Communications Group, Inc. and P. Michael Hanley.
21	.1†	Subsidiaries of the Registrant.
23	.1†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23	.2†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	.1†	Power of Attorney (incorporated in the signature page herein).
31	.1†	Certification Pursuant to Rule 13a-14(a).
31	.2†	Certification Pursuant to Rule 13a-14(a).
32	.1*†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

†	Incorporated by reference to the like-numbered exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 1, 2006.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(2)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(3)	Incorporated by reference to Exhibit 2.1 filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(4)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on October 7, 2005.

(5)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(6)	Incorporated by reference to Exhibit 3.5 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(7)	Incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(8)	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K as originally filed on November 2, 2005.

(9)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(10)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(11)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(12)	Incorporated by reference to Exhibit 10.1 filed with our registration statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(14)	Incorporated by reference to Exhibit 10.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(15)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(16)	Incorporated by reference to Exhibit 4.2 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 10.2 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(18)	Incorporated by reference to Exhibit 10.1 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(19)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(28)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(29)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 8, 2005.

(30)	Incorporated by reference to Exhibit 10.1 filed with our current report on Form 8-K as originally filed October 6, 2004.

(31)	Incorporated by reference to Exhibit 10.40 filed with our quarterly report on Form 10-Q as filed on October 24, 2003.

(32)	Incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K as originally filed on February 27, 2004.

(33)	Incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K as originally filed on February 27, 2004.

(34)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on October 6, 2004.

(35)	Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K as originally filed on October 6, 2004.

(36)	Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K as originally filed on October 6, 2004.

(37)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 2, 2005.

(38)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on November 2, 2005.

(39)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 24, 2004.

(40)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on August 1, 2005.

(41)	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K as originally filed on November 2, 2005.

(42)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on December 15, 2005.

(43)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on December 15, 2005.

(44)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on January 23, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2006.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ Christopher Dunn
Christopher Dunn
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001.
2	.2(2)	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified (Docket No. 214).
2	.3(3)	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative.
2	.4(4)	Agreement and Plan of Merger, dated as of October 4, 2005, among Covad Communications Group, Inc., Windtalker Acquisition Corp., NextWeb, Inc. and Ghia Griarte as Representative.
3	.1(5)	Amended and Restated Certificate of Incorporation.
3	.2(6)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000.
3	.3(7)	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.
3	.4(8)	Amended and Restated Bylaws, as currently in effect.
4	.1(9)	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee.
4	.2(9)	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC.
4	.3(9)	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.
4	.4(10)	Stockholder Protection Rights Agreement dated February 15, 2000.
4	.5(11)	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001.
10	.1(12)	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors.
10	.2(13)	1998 Employee Stock Purchase Plan and related agreements.
10	.3(14)	1997 Stock Plan and related option agreement, as currently in effect.
10	.22(15)	Stock Purchase Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.23(16)	Resale and Marketing Agreement between SBC Communications Inc. and Covad Communications Group, Inc., dated September 10, 2000.
10	.24(17)	Credit Agreement dated as of November 12, 2001 by and between Covad Communications Group, Inc. and SBC Communications Inc.
10	.25(18)	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.
10	.26(19)	Term Loan Note dated December 20, 2001 made by Covad Communications Group, Inc. in favor of SBC Communications Inc.
10	.27(20)	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement dated effective as of December 20, 2001 made by DIECA Communications, Inc. in favor of Title Associates of Virginia, Inc., for the benefit of SBC Communications Inc.
10	.28(21)	Pledge Agreement dated as of December 20, 2001 made by Covad Communications Group, Inc. to SBC Communications Inc.
10	.30(22)	Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.31(23)	Intellectual Property Security Agreement dated as of December 20, 2001 made by Covad Communications Company in favor of SBC Communications Inc.
10	.32(24)	Subsidiary Guaranty dated as of December 20, 2001 made by Covad Communications Company in favor of and for the benefit of SBC Communications Inc.
10	.33(25)	Capital Markets Debt Subordination Provisions.
10	.34(26)	General Unsecured Debt Subordination Agreement.
10	.35(27)	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.

Exhibit
Number		Description

10	.36(28)	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.
10	.37(29)	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan, as amended.
10	.38(30)	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.
10	.39(31)	General Release of All Claims executed by Anjali Joshi.
10	.40(32)	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.
10	.41(33)	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.
10	.43(34)	Change in Control Agreement between Covad Communications Group, Inc. and Charles E. Hoffman.
10	.46(35)	Change in Control Agreement between Covad Communications Group, Inc. and James A. Kirkland.
10	.48(36)	Change in Control Agreement between Covad Communications Group, Inc. and David McMorrow.
10	.50(37)	Change in Control Agreement between Covad Communications Group, Inc. and Chris Dunn.
10	.51(38)	Indemnification Agreement between Covad Communications Group, Inc. and Chris Dunn.
10	.52(39)	General Release of All Claims by and between Covad Communications Group, Inc. and Mark Richman.
10	.53(40)	First Amendment to Lease by and between Covad Communications Company and CarrAmerica Realty Operating Partnership, L.P. dated July 27, 2005.
10	.54(41)	Indemnification Agreement between Covad Communications Group, Inc. and Lisa Hook.
10	.55(42)	Transition Agreement between Covad Communications Group, Inc. and Patrick Bennett.
10	.56(43)	Transition Agreement between Covad Communications Group, Inc. and Andrew Lockwood.
10	.57(44)	Transition Agreement between Covad Communications Group, Inc. and P. Michael Hanley.
21	.1†	Subsidiaries of the Registrant.
23	.1†	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
23	.2†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	.1†	Power of Attorney (incorporated in the signature page herein).
31	.1†	Certification Pursuant to Rule 13a-14(a).
31	.2†	Certification Pursuant to Rule 13a-14(a).
32	.1*†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

†	Incorporated by reference to the like-numbered exhibit filed with Registrant’s Annual Report 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 1, 2006.

(1)	Incorporated by reference to the exhibit of corresponding number filed with our current report on Form 8-K as originally filed on December 28, 2001.

(2)	Incorporated by reference to Exhibit 99.12 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(3)	Incorporated by reference to Exhibit 2.1 filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(4)	Incorporated by reference to Exhibit 2.1 filed with our current report on Form 8-K as originally filed on October 7, 2005.

(5)	Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(6)	Incorporated by reference to Exhibit 3.5 filed with our registration statement on Form S-1/A (No. 333-38688) as originally filed on July 17, 2000 and as subsequently amended.

(7)	Incorporated by reference to Exhibit 3.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(8)	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K as originally filed on November 2, 2005.

(9)	Incorporated by reference to the exhibit of corresponding number filed with our quarterly report on Form 10-Q as originally filed on May 17, 2004.

(10)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-A as originally filed on February 22, 2000 and as subsequently amended.

(11)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on December 14, 2001.

(12)	Incorporated by reference to Exhibit 10.1 filed with our registration statement on Form S-1 (No. 333-63899) as originally filed on September 21, 1998 and as subsequently amended.

(13)	Incorporated by reference to Exhibit 10.2 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(14)	Incorporated by reference to Exhibit 10.3 filed with our Annual Report on Form 10-K as filed on March 29, 2002.

(15)	Incorporated by reference to Exhibit 4.1 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(16)	Incorporated by reference to Exhibit 4.2 filed with our current report on Form 8-K as originally filed on September 12, 2000 and as subsequently amended.

(17)	Incorporated by reference to Exhibit 10.2 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(18)	Incorporated by reference to Exhibit 10.1 filed with our quarterly report on Form 10-Q as originally filed on November 14, 2001.

(19)	Incorporated by reference to Exhibit 99.4 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(20)	Incorporated by reference to Exhibit 99.5 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(21)	Incorporated by reference to Exhibit 99.6 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(22)	Incorporated by reference to Exhibit 99.7 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(23)	Incorporated by reference to Exhibit 99.8 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(24)	Incorporated by reference to Exhibit 99.9 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(25)	Incorporated by reference to Exhibit 99.10 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(26)	Incorporated by reference to Exhibit 99.11 filed with our current report on Form 8-K as originally filed on December 28, 2001.

(27)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed September 5, 2002.

(28)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed January 7, 2003.

(29)	Incorporated by reference to Exhibit 99.1 filed with our current report on Form 8-K as originally filed on December 8, 2005.

(30)	Incorporated by reference to Exhibit 10.1 filed with our current report on Form 8-K as originally filed October 6, 2004.

(31)	Incorporated by reference to Exhibit 10.40 filed with our quarterly report on Form 10-Q as filed on October 24, 2003.

(32)	Incorporated by reference to Exhibit 10.41 to our annual report on Form 10-K as originally filed on February 27, 2004.

(33)	Incorporated by reference to Exhibit 10.42 to our annual report on Form 10-K as originally filed on February 27, 2004.

(34)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on October 6, 2004.

(35)	Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K as originally filed on October 6, 2004.

(36)	Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K as originally filed on October 6, 2004.

(37)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 2, 2005.

(38)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on November 2, 2005.

(39)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on November 24, 2004.

(40)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on August 1, 2005.

(41)	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K as originally filed on November 2, 2005.

(42)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on December 15, 2005.

(43)	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K as originally filed on December 15, 2005.

(44)	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K as originally filed on January 23, 2006.