Form 10-Q
period 2006-03-31
COVAD COMMUNICATIONS GROUP INC
filed 2006-05-04
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of May 1, 2006 there were 292,809,057 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Quarterly Period Ended March 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar and share amounts are presented in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2006	2005
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$78,756	$84,291
Short-term investments in debt securities	6,229	12,210
Restricted cash and cash equivalents	55,310	5,503
Accounts receivable, net	29,729	28,074
Unbilled revenues	3,940	3,326
Inventories	4,122	5,245
Prepaid expenses and other current assets	4,607	2,400

Total current assets	182,693	141,049
Property and equipment, net	70,035	71,663
Collocation fees and other intangible assets, net	26,314	20,715
Goodwill	50,020	36,626
Deferred costs of service activation	24,534	25,456
Deferred debt issuance costs, net	4,470	3,223
Other long-term assets	1,848	1,849

Total assets	$359,914	$300,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,713	$23,331
Accrued compensation	17,617	16,277
Accrued collocation and network service fees	14,479	14,583
Accrued transaction-based taxes	29,930	30,159
Collateralized and other customer deposits	36,381	33,230
Unearned revenues	4,820	6,500
Other accrued liabilities	10,427	9,137

Total current liabilities	142,367	133,217
Long-term debt	166,014	125,000
Collateralized and other long-term customer deposits	7,585	16,912
Unearned revenues	42,074	43,758
Other long-term liabilities	2,460	1,863

Total liabilities	360,500	320,750

Commitments and contingencies (Notes 5 and 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common Stock, $0.001 par value; 590,000 shares authorized; 291,933 shares issued and outstanding at March 31, 2006 (268,353 shares issued and outstanding at December 31, 2005)	292	268
Common Stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	1,726,513	1,697,686
Deferred stock-based compensation	—	(5)
Accumulated other comprehensive income	10	3
Accumulated deficit	(1,727,401)	(1,718,121)

Total stockholders’ deficit	(586)	(20,169)

Total liabilities and stockholders’ deficit	$359,914	$300,581

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues, net	$117,751	$107,718
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	79,937	72,749
Selling, general and administrative	34,965	42,374
Depreciation and amortization of property and equipment	8,648	13,785
Amortization of collocation fees and other intangible assets	2,400	5,364
Provision for restructuring and post-employment benefits	763	—

Total operating expenses	126,713	134,272

Loss from operations	(8,962)	(26,554)

Other income (expense):
Interest income	977	899
Gain on sale of equity securities	—	7,246
Gain on deconsolidation of subsidiary	—	53,963
Interest expense	(1,322)	(1,238)
Miscellaneous income, net	27	58

Other income (expense), net	(318)	60,928

Net income (loss)	$(9,280)	$34,374

Earnings (loss) per common share:
Basic	$(0.03)	$0.13

Diluted	$(0.03)	$0.11

Weighted-average number of common shares outstanding used in computing earnings (loss) per common share:
Basic	276,488	263,690

Diluted	276,488	310,755

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts are presented in thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Operating Activities:
Net income (loss)	$(9,280)	$34,374
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts, net	59	137
Depreciation and amortization	11,048	19,149
(Gain) loss on disposition of property and equipment	(2)	23
Stock-based compensation expense (reversal)	681	(1,331)
Amortization of deferred customer incentives	189	437
Other non-cash charges	284	252
Accretion of interest on investments, net	(86)	(159)
Gain on sale of equity securities	—	(7,246)
Gain on deconsolidation of subsidiary	—	(53,963)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	(1,282)	2,042
Unbilled revenues	(614)	(577)
Inventories	1,124	(199)
Prepaid expenses and other current assets	(1,725)	(1,899)
Deferred costs of service activation	922	1,024
Accounts payable	4,278	(3,700)
Collateralized and other customer deposits	(6,176)	(2,086)
Other current liabilities	206	(3,529)
Unearned revenues	(3,760)	(1,705)

Net cash used in operating activities	(4,134)	(18,956)

Investing Activities:
Restricted cash and cash equivalents, net	(49,807)	—
Purchase of short-term investments in debt securities	(6,176)	(16,013)
Maturities of short-term investments in debt securities	12,250	26,100
Proceeds from the sale of equity securities	—	7,439
Purchase of property and equipment	(3,423)	(6,500)
Proceeds from sale of property and equipment	2	7
Payment of collocation fees and purchase of other intangible assets	(329)	(255)
Payment in connection with business acquisition, net of cash acquired	(3,187)	—
(Increase) decrease in other long-term assets	(136)	21

Net cash provided by (used in) investing activities	(50,806)	10,799

Financing Activities:
Proceeds from the issuance of senior secured note, net of issuance costs	38,469	—
Principal payment of long-term debt	(17)	—
Principal payments under capital lease obligations	(159)	(135)
Proceeds from the issuance of common stock, net of issuance costs	11,112	234

Net cash provided by financing activities	49,405	99

Net decrease in cash and cash equivalents	(5,535)	(8,058)
Cash and cash equivalents at beginning of period	84,291	117,506

Cash and cash equivalents at end of period	$78,756	$109,448

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,905	$1,913

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Equipment purchased through capital leases	$—	$156

Common stock issued for acquisition of business	$16,314	$—

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     The condensed consolidated financial statements include the accounts of Covad Communications Group, Inc. and its wholly-owned subsidiaries (the “Company” or “Covad”). All significant intercompany accounts and transactions have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements of the Company have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The Company has incurred losses and negative cash flows from operations for the last several years and has an accumulated deficit of $1,727,401 as of March 31, 2006. For the three months ended March 31, 2006, the Company recorded a net loss of $9,280 and negative cash flow from operations of $4,134. As of March 31, 2006, the Company had a total cash balance of $140,295. This balance was comprised of $78,756 in unrestricted cash and cash equivalents, $6,229 in unrestricted short-term investments, and $55,310 in restricted cash and cash equivalents. During the fourth quarter of 2005, the Company reduced its total workforce by approximately 13.6% to improve its cost structure. In addition, the Company incurred expenditures in 2005 to automate several of its business processes and make them more cost effective. Furthermore, as described in Note 13, “Subsequent Events,” the Company obtained a $50,000 revolving credit facility with a local bank in April 2006. As a result of these actions the Company expects it will have sufficient liquidity to fund its operations at least through March 31, 2007. However, adverse business, legal, regulatory or legislative developments may require the Company to raise additional capital or obtain funds from debt financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and the Company is unable to raise additional capital or obtain additional liquidity, its financial condition will be adversely affected.
     The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the footnotes required by GAAP for complete financial statements.
     All information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Use of Estimates
     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) useful life assignments and impairment evaluations associated with property and equipment, collocation fees and other intangible assets, (iv) restructuring liabilities, (v) anticipated outcomes of legal proceedings and other disputes, (vi) transaction-based and employment-related tax liabilities, (vii) liabilities for market development funds and customer incentives, (viii) valuation allowances associated with deferred tax assets, and (ix) assumptions used for estimating stock-based compensation.

     During the three months ended March 31, 2006, the Company reduced its estimated liabilities for transaction-based taxes as a result of the expiration of the statute of limitations for the corresponding tax returns. These changes in accounting estimates decreased the Company’s cost of sales and its net loss by $858, or $0.00 per share.
     During the three months ended March 31, 2005, the Company reduced its estimated liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of related statute of limitations. These changes in accounting estimates decreased the Company’s cost of sales by $2,386 and its selling, general and administrative expenses by $117, and increased its net income by $2,503, or $0.01 per share.
Restricted Cash and Cash Equivalents
     As of March 31, 2006 and December 31, 2005, the Company held $55,310 and $5,503, respectively, in money market securities and mutual funds, part of which collateralizes irrevocable letters of credit pertaining to certain lease commitments and purchases from vendors. In addition, the Company received $50,000 as a result of a strategic agreement with EarthLink, Inc. (“EarthLink”), as described in Note 5, “Long-Term Debt.” As a result of the commitment to use the proceeds to further build and deploy the Company’s line-powered voice access (“LPVA”) services, such proceeds are classified as restricted cash. As the Company pays for expenditures related to this agreement, the Company will reduce the balance of the restricted cash accordingly.
Inventories
     Inventories, consisting primarily of customer premises equipment (“CPE”), are stated at the lower of cost, determined using the “first-in, first-out” method, or market. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of sales.
Goodwill
     Goodwill is recorded when the consideration paid for the acquisition of a business exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded.
     The Company determines its reporting units, for purposes of testing for impairment, by determining (i) how the Company manages its operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and the Company’s management regularly reviews such financial information, and (iii) how an acquired entity, is integrated with the Company. Based on these criteria, the Company determined that its Wholesale and Direct segments are its reporting units.
     On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb, Inc. (“NextWeb”), as described in Note 9, “Acquisition of NextWeb.” The Company is integrating and managing the NextWeb business within its Direct segment. Accordingly, the recorded goodwill from the acquisition of NextWeb was allocated to the Company’s Direct segment for purposes of testing for impairment.
Collateralized and Other Customer Deposits
     The Company entered into a 10-year resale agreement with AT&T, Inc. (“AT&T”), formerly SBC Communications, Inc. (“SBC”), in December 2001 under which AT&T, its affiliates or special agents may resell the Company’s digital subscriber line (“DSL”) services. The Company recognizes revenue from the agreement with AT&T consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the resale agreement, AT&T made a $75,000 non-interest-bearing prepayment, which was collateralized by substantially all of the Company’s domestic assets. As the Company provides certain products and services to AT&T, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment to the extent of AT&T’s right to do so under the resale agreement. The total balance of the prepayment as of March 31, 2006 was $37,581. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on the current quantity of products and services for which AT&T is being billed. The actual amount sold during this period may be greater or lesser than this estimated amount.
     On April 12, 2006, the Company redeemed the above described collateralized customer deposit liability with AT&T. The Company paid AT&T $33,538, which was $1,765 less than the carrying amount of such liability. As a result of the redemption, the collateralized customer deposit liability has been terminated and AT&T has relinquished its related liens on the Company’s assets. In addition, several agreements between the Company and AT&T have also been terminated, subject to certain obligations and provisions which survive termination of the agreements.
     On May 27, 2005, the Company entered into a strategic agreement with EarthLink to develop and deploy the Company’s LPVA services. The Company recognizes revenue from the agreement with EarthLink consistent with its revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company has agreed to use exclusively for expenditures related to the development and deployment of its LPVA services. Consequently, the Company has classified the unused cash balance of the prepayment as restricted cash and cash equivalents. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. As the Company provides the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold during this period may be greater or lesser than this estimated amount.
Post-Employment Benefits
     Post-employment benefits primarily consist of the Company’s severance plans. These plans are primarily designed to provide severance benefits to those eligible employees of the Company whose employment is terminated in connection with reductions in its workforce. The Company has not accrued for this employee benefit, other than for individuals that have been notified of termination, because it cannot reasonably determine the probability or the amount of such payments.
Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares outstanding subject to repurchase.
     Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share, except that the weighted-average number of common shares outstanding computed for basic earnings (loss) per share is increased by the weighted-average number of common shares resulting from the (i) exercise of stock options and warrants using the treasury stock method, and (ii) conversion of convertible debt instruments. Equity instruments are excluded from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments is not dilutive to earnings (loss) per share. In applying the treasury stock method for dilutive stock-based compensation arrangements, the assumed proceeds are computed as the sum of (i) the amount, if any, the employee must pay upon exercise, (ii) the amounts of compensation cost attributed to future services and not yet recognized, and (iii) the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options. In addition, in computing the dilutive effect of convertible securities, net income (loss) is adjusted to add back the after-tax amount of interest expensed in the period associated with any convertible debt.

     The following table presents the calculation of net income (loss) used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2006	2005
Basic:
Net income (loss) as reported	$(9,280)	$34,374
Diluted:
Add back interest on 3% convertible debentures	—	1,190

Net income (loss) adjusted for assumed conversions	$(9,280)	$35,564

     The following table presents the calculation of weighted-average number of common shares outstanding used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2006	2005
Basic:
Weighted-average number of common shares outstanding	276,498	263,881
Less weighted-average number of common shares outstanding subject to repurchase	10	191

Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	276,488	263,690
Diluted:
Dilutive stock options and warrants	—	7,494
Assumed conversion of convertible debentures	—	39,380
Common shares subject to repurchase	—	191

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	276,488	310,755

     For the three months ended March 31, 2006, the weighted-average number of common shares outstanding used in the computations of diluted loss per share is the same as basic because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of convertible debentures and notes is not dilutive.
     As stated above, the Company excludes equity instruments from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments is not dilutive to earnings (loss) per share. Accordingly, certain equity instruments have been excluded from the calculation of diluted weighted-average shares. The type and number of these equity instruments that were excluded from the computation of diluted earnings (loss) per share were as follows:

	Three months ended March 31,
	2006	2005
Stock options	25,123	23,539
Options under employee stock purchase plan	1,598	5,126
Warrants	6,514	5,573
Common shares issuable under the assumed conversion of convertible debentures and notes	60,885	—

Comprehensive Income (Loss)
     Components of the Company’s comprehensive income (loss) for the three months ended March 31, 2006 and 2005 are as follows:

	Cumulative	Three months ended March 31,
	amounts	2006	2005
Net income (loss)	$(1,727,401)	$(9,280)	$34,374
Unrealized gains on available-for-sale securities	10	7	27,680
Foreign currency translation adjustment	—	—	192

Comprehensive income (loss)	$(1,727,391)	$(9,273)	$62,246

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s condensed consolidated statement of operations. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. The Company adopted SFAS 123R on January 1, 2006 and such adoption did not have a significant effect on the Company’s condensed consolidated financial statements for the three months ended March 31, 2006. Refer to Note 7, “Stock-Based Compensation,” to the Company’s condensed consolidated financial statements for additional information on its adoption of SFAS 123R.
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
     Revenues earned for which the customer has not been billed are recorded as “Unbilled revenues” in the Company’s condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are Federal Universal Service Fund (“FUSF”) charges billed to customers aggregating $1,690 and $1,619 for the three months ended March 31, 2006 and 2005, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues with corresponding amounts included in cost of sales.
     The Company recognizes up-front fees associated with service activation over the expected term of the customer relationships, which ranges from 24 to 48 months, using the straight-line method. The Company treats the incremental direct costs of service activation, which consist principally of CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts that are no greater than the up-front fees that are deferred. These deferred incremental direct costs are amortized to operations using the straight-line method over 24 to 48 months.
     The Company has billing disputes with some of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within 30 days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes and (ii) future service cancellations. The allowances for service credits and bad debt are calculated generally as a percentage, based on historical trends, of balances that meet certain criteria plus specific reserves for known disputes. As stated above, revenues from financially distressed customers are recognized when cash for the services to those customers is collected but only after the collection of all previous outstanding accounts receivable balances. Upon determining that a customer is financially distressed, the Company establishes an allowance, through a charge to bad debt expense, based on the outstanding balance of such customer.
     Accounts receivable consisted of the following:

	March 31, 2006	December 31, 2005
Gross accounts receivable	$32,758	$31,398
Allowance for service credits	(2,786)	(2,838)
Allowance for bad debt	(243)	(486)

Accounts receivable, net	$29,729	$28,074

Significant Customers
     The Company had approximately 410 wholesale customers as of March 31, 2006. For the three months ended March 31, 2006 and 2005, the Company’s 30 largest wholesale customers collectively comprised 89.8% and 92.5%, respectively, of the Company’s total wholesale net revenues, and 61.8% and 65.5%, respectively, of the Company’s total net revenues. As of March 31, 2006 and December 31, 2005, receivables from these customers collectively comprised 57.6% and 56.3%, respectively, of the Company’s gross accounts receivable balance.
     Two of the Company’s wholesale customers, EarthLink and AT&T, accounted for 12.1% and 14.7%, and 15.9% and 16.7%, of the Company’s total net revenues for the three months ended March 31, 2006 and 2005, respectively.

AT&T’s percentage of 14.7% and 16.7% for the three months ended March 31, 2006 and 2005, respectively, includes the net revenues for AT&T and SBC, which are now one entity. Accounts receivable from EarthLink and AT&T totaled 14.5% and 9.6%, and 15.3% and 10.2% of the Company’s gross accounts receivables as of March 31, 2006 and December 31, 2005, respectively. No other individual customer accounted for more than 10% of the Company’s total net revenues for the three months ended March 31, 2006 and 2005.
Wholesaler Financial Difficulties
     During the three months ended March 31, 2006 and 2005, the Company issued billings to its financially distressed customers aggregating $629 and $851, respectively, that were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $701 and $725 during the three months ended March 31, 2006 and 2005, respectively. Revenues from customers that filed for bankruptcy accounted for approximately 0.2% and 0.3% of the Company’s total net revenues for the three months ended March 31, 2006 and 2005, respectively. The Company had contractual receivables from its financially distressed customers totaling $516 and $666 as of March 31, 2006 and December 31, 2005, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates.
     The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to March 31, 2006, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of March 31, 2006, that the Company believes may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 12.1% and 7.5%, of the Company’s total net revenues for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, receivables from these customers comprised 15.1% of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to March 31, 2006, revenues from such customers will only be recognized when cash is collected, as described above.
3. Warrants
     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares at $0.94 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the year ended December 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believed that future revenues from AT&T would exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.63%. None of these warrants were exercised during the three months ended March 31, 2006 or 2005, or had expired as of March 31, 2006. Such warrants were fully amortized as of March 31, 2006 and December 31, 2005.
     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase shares of the Company’s common stock as follows: 1,500 shares at $1.06 per share, 1,000 shares at $3.00 per share and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive during the year ended December 31, 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during the three months ended March 31, 2006 or 2005, or had expired as of March 31, 2006. As of March 31, 2006 and December 31, 2005 the unamortized amount of the warrants was $1,075 and $1,264, respectively.
     Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of March 31, 2006. Such warrants are exercisable at a purchase price ranging from $0.01 to $2.13 per share and are fully vested as of March 31, 2006. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008.
     The Company recorded amortization on the above described warrants in the amount of $190 and $437 for the three months periods ended March 31, 2006 and 2005, respectively.
4. Restructuring and Post-Employment Benefits
Reduction in Force
     The Company reduced its workforce during the three months ended March 31, 2006 by approximately 18 employees, which represented approximately 1.7% of the Company’s workforce. The reductions covered employees in the areas of operations and corporate functions. In connection with the reductions in force, the Company recorded employee severance benefits of $763 for the three months ended March 31, 2006, of which $381 were paid during the three months ended March 31, 2006. The Company will pay the remainder of the severance benefits accrued as of March 31, 2006 during the three months ending June 30, 2006. The expenses associated with these reductions in force for the three months ended March 31, 2006 were all related to the Company’s Corporate Operations. The Company did not record restructuring activities during the three months ended March 31, 2005.
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
     On June 25, 2001, BlueStar made an irrevocable assignment for the benefit of creditors (“ABC”) of all its assets to an independent trustee (the “Assignee”) in the State of Tennessee. An ABC under Tennessee law is a non-judicial alternative to a plan of liquidation under Chapter 7 of the Bankruptcy Code. As a result of the ABC, BlueStar’s former assets were no longer controlled by BlueStar or the Company and could not be used by either BlueStar’s or the Company’s board of directors to satisfy the liabilities of BlueStar and the liquidation of BlueStar’s assets and the settlement of its liabilities was under the sole control of the Assignee. Consequently, the Company deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in the amount of $55,200 in the Company’s consolidated balance sheet as of December 31, 2001. This deferred gain represented the difference between the carrying values of BlueStar’s assets (aggregating $7,900) and liabilities (aggregating $63,100) as of June 25, 2001. During 2003 and 2002, the deferred gain was reduced by $9 and $1,228, respectively, because certain BlueStar assets were inadvertently not deconsolidated on June 25, 2001. As of December 31, 2004, the amount of this deferred gain was $53,963.
     On February 4, 2005, the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee in the ABC to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As a result of the completion of the ABC, the Company recognized a deferred gain of $53,963 during the three months ended March 31, 2005.

5. Long-Term Debt
12% Senior Secured Convertible Note
     On March 15, 2006, the Company entered into a strategic agreement with EarthLink to further build and deploy the Company’s LPVA services. The transaction contemplated by such agreement was consummated on March 29, 2006. In conjunction with the agreement, the Company received from EarthLink (i) $10,000 in exchange for 6,135 shares of the Company’s common stock, and (ii) $40,000 in exchange for a 12% senior secured convertible note (“Note”). Principal on the Note will be payable on March 15, 2011, provided that under specified circumstances and conditions, EarthLink may require the Company to repay the remaining principal amount of the Note held by EarthLink in four equal installments payable March 15 of each year, commencing on March 15, 2007 and ending on March 15, 2010. Interest on the Note will be payable on March 15 and September 15 of each year, commencing on September 15, 2006, and may be paid in cash or in additional notes of the Company, identical to and of the same series as the Note. The Note (i) is a general secured obligation of the Company, (ii) is collateralized by certain property, plant and equipment purchased with the proceeds of the Note pursuant to the terms of a security agreement entered into between the Company and EarthLink, (iii) will rank without partiality in right of payment with all existing and future secured, unsubordinated indebtedness of the Company, and (iv) will be senior in right of payment to all unsecured indebtedness and subordinated indebtedness of the Company.
     The Note will be initially convertible into 21,505 shares of the Company’s common stock, reflecting an initial conversion price of $1.86 per share. In the event that the Company makes all interest payments through the issuance of additional notes, these will be convertible into an additional 17,007 shares of the Company’s common stock, reflecting a conversion price of $1.86 per share. The conversion rate will be subject to weighted-average antidilution protection as set forth in the Note agreement. In no event will the Note and any additional notes be converted into an aggregate number of shares of the Company’s common stock which in the aggregate exceeds 19.9% of the then outstanding shares of its common stock. The Note will be initially convertible beginning on March 15, 2008, or upon a change of control of the Company, if occurring earlier. If not converted, the Company will be required to offer to redeem the Note at 100% of the principal amount thereof upon a change of control.
     The 6,135 shares of the Company’s common stock and the underlying shares of the Note discussed above are subject to the terms of a registration rights agreement between the Company and EarthLink. The Note and the 6,135 shares were issued to EarthLink in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. Under the registration rights agreement that the Company entered into with EarthLink, the Company agreed to file by no later than May 30, 2006 a registration statement on Form S-3 with the SEC to register the resale of the 6,135 shares and the common stock issuable upon conversion of the Note. The Company is required to use its reasonable best efforts to file the registration statement by May 30, 2006 and cause the registration statement to be declared effective under the Securities Act by the earlier of (i) September 25, 2006, or (ii) the fifth trading day following the date on which the Company is notified by the SEC that the initial registration statement will not be reviewed or is no longer subject to further review and comments. If the registration statement is not declared effective by the required date, the Company will be required to pay interest penalties, at a rate of 0.5% per annum during the first 90-day period that the registration statement is not effective, and will increase by 0.5% per annum at the end of each subsequent 90-day period to a maximum of 1% per annum, until the earlier of the date in which the registration statement is declared effective or the date in which the registration statement is no longer required to be kept effective.
     Gross proceeds from the Note and the shares of the Company’s common stock amounted to $40,000 and $10,000, respectively. The Company incurred approximately $1,900 in transaction costs in conjunction with the issuance of the Note and the shares. Approximately $1,500 of the transaction costs are debt issuance costs and are being amortized to operations as an element of interest expense over the five year life of the debt. Approximately $400 of the transaction costs were recorded as a reduction of additional paid-in capital in conjunction with the issuance of the Company’s common stock.

3% Convertible Senior Debentures
     On March 10, 2004, the Company completed a private placement of $125,000 in aggregate principal amount of 3% convertible senior debentures (“Debentures”) due 2024, which are convertible into shares of the Company’s common stock at a conversion price of approximately $3.1742 per share, subject to certain adjustments. The Debentures mature on March 15, 2024. The Company may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require the Company to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019. The holders of the Debentures will also have the ability to require the Company to purchase the Debentures in the event that the Company undergoes a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon. Net proceeds from the Debentures were approximately $119,961 after commission and other transaction costs. The Company incurred approximately $5,039 in transaction costs in conjunction with the placement of the Debentures. The transaction costs are debt issuance costs and are being amortized to operations as an element of interest expense over sixty months, the period before the first date that Debenture holders have the option to require the Company to purchase the Debentures.
Line of Credit
     As of March 31, 2006, the Company had a $5,750 revolving line of credit note with a bank that is available through May 1, 2006. Borrowings under this credit facility bear interest at a rate per annum equal to the prime rate, which was 7.75% at March 31, 2006 and 7.25% at December 31, 2005. As of March 31, 2006 and December 31, 2005, the Company had issued irrevocable letters of credit aggregating $5,190 under this line of credit in favor of lessors of equipment and facilities and certain vendors. As of March 31, 2006 and December 31, 2005, the amount of revolving line of credit that was available was $354 and $373, respectively. There was no outstanding principal balance as of March 31, 2006 and December 31, 2005.
6. Commitments and Contingencies
Litigation
     Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the underwriters who handled the Company’s stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002, the plaintiffs amended their complaint and removed the Company as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that the Company and others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The plaintiffs and the issuer defendants have reached a tentative agreement to settle the matter, and the Company believes the tentative settlement will not have a material adverse effect on its consolidated financial position or results of operations. That settlement, however, has not been finalized. If the settlement is not finalized, the Company believes these officers and directors have strong defenses to these lawsuits and intend to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee that these officers and directors will prevail.
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
     The Company’s board of directors appointed a special investigative committee, which initially consisted of L. Dale Crandall and Hellene Runtagh, to investigate the allegations made by Mr. Khanna. Richard Jalkut was appointed to this committee shortly after he joined the Company’s board of directors. This committee retained an independent law firm to assist in its investigation. Based on this investigation, the committee concluded that Mr. Khanna’s allegations were without merit and that it would not be in the best interests of the Company to commence litigation based on these allegations. The committee considered, among other things, that many of Mr. Khanna’s allegations were not accurate, that certain allegations challenged business decisions lawfully made by management or the board, that the transactions challenged by Mr. Khanna in which any director had an interest were approved by a majority of disinterested directors in accordance with Delaware law, that the challenged director and officer representations to the auditors were true and accurate, and that Mr. Khanna was not relieved of his duties as a result of retaliation for alleged whistleblowing or racial or national origin discrimination. Mr. Khanna has disputed the committee’s work and the outcome of its investigation.
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
     The Company is also a party to a variety of other pending or threatened legal proceedings as either plaintiff or defendant, or is engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to the Company could significantly harm its business. The Company does not believe the ultimate outcome of these matters will have a material impact on its condensed consolidated financial position, results of operations or cash flows. However, litigation is inherently unpredictable and there is no guarantee the Company will prevail or otherwise not be adversely affected.
     The Company is subject to state public utility commission (“PUC”), Federal Communications Commission (“FCC”) and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, the Company is engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to it and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows if it is denied or charged higher rates for transmission lines or central office spaces.
Other Contingencies
     As of March 31, 2006, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position, results of operations or cash flows.
     The Company performs on-going research and analysis of the applicability of certain transaction-based taxes to sales of its products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which the Company does business and transaction-based tax experts to determine the extent of its transaction-based tax liabilities. It is the Company’s opinion that these activities will be concluded without a material adverse effect on its condensed consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position, results of operations or cash flows.
     The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 during the year ended December 31, 2003. During the year ended December 31, 2005 and 2004, the Company determined that it does not owe a portion of this tax, approximately $419 and $3,079, respectively, and consequently, released the amount as a benefit to operations. It is the Company’s opinion that the remaining liability will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of this tax liability, as reflected in the accompanying condensed consolidated balance sheets as of March 31, 2006, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position, results of operations or cash flows.
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
     Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. The Company has accrued $546 as a result of an indemnification clause in a contract with one of its customers that is a defendant in a patent infringement dispute. The Company expects that it will continue to incur these expenses in future periods, but the probability and amount of this obligation cannot be reasonably estimated.
Commitments
     Effective February 17, 2006, the Company acquired NextWeb and all its office lease obligations, which includes offices in Fremont, CA, Garden Grove, CA, Camarillo, CA, and Las Vegas, NV. These leases increase the Company’s lease commitments by approximately $369. In addition, the Company acquired NextWeb’s leases for wireless collocation sites. These leases increased the Company’s lease commitments by approximately $2,122.
7. Stock-Based Compensation
     Impact of adopting SFAS 123R
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. The statement establishes accounting for stock-based awards exchanged for employee services and requires that stock-based compensation cost be measured at the grant date, based on the fair value of the award, and be recognized over the employee requisite service period. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” In accordance with APB 25, no compensation cost was required to be recognized for awards that had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

     The Company elected to adopt the modified prospective transition method as provided by SFAS 123R. Under this transition method, compensation cost recognized in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.
     As a result of adopting SFAS 123R, the Company’s net loss for the three months ended March 31, 2006 includes $664, or $0.00 per share, of stock-based compensation. $325 relates to the Company’s employee stock option plans and $339 relates to the Company’s employee stock purchase plan. $274 of the total stock-based compensation was recorded in cost of sales and $390 in selling, general and administrative expenses. The Company did not recognize and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards. The Company did not capitalize any portion of its stock-based compensation cost for the three months ended March 31, 2006.
     As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $971 before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was $202, and therefore, the unrecorded deferred stock-based compensation balance as of December 31, 2005 related to stock options was adjusted to $769 after estimated forfeitures. During the three months ended March 31, 2006, the Company granted approximately 3,232 stock options with an estimated total grant-date fair value of $2,658. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $553. As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was approximately $2,500 and will be recognized over an estimated weighted-average amortization period of 1.7 years.
     Valuation Assumptions
     In connection with the adoption of SFAS 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SAB 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). SFAS 123R requires the use of option pricing models that were not developed for use in valuing employee stock options. Option valuation models, such as the Black-Scholes option-pricing model, were developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.
     The expected life of the options was determined using historical data for options exercised, cancelled after vesting and outstanding. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock over a period equal to the expected life of the option. These assumptions are consistent with the Company’s estimates prior the adoption of SFAS 123R. The forfeiture rate was determined using historical pre-vesting cancellation data for all options issued after 2001. As stated above, prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence.

     The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
Expected life of options in years	3.5	4.0	0.5	0.5
Volatility	86.80%	121.60%	77.30%	121.60%
Risk-free interest rate	4.69%	4.03%	4.80%	3.15%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
  Equity Incentive Programs
     As of March 31, 2006, the Company has the following stock-based compensation plans:
     2003 Employee Stock Purchase Plan
     In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan (“2003 ESPP”). As of March 31, 2006, a total of 9,035 shares of the Company common stock have been reserved for issuance under the 2003 ESPP. This plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of total compensation. No more than 5 shares may be purchased on any purchase date per employee. The number of shares that may be issued under the 2003 ESPP is subject to an annual increase to be added on January 1 of each year equal to the lesser of either (i) 2% of the outstanding shares of the Company’s stock on such date, (ii) 7,000 shares, or (iii) an amount determined by a committee of the board.
     On December 8, 2005, the compensation committee of the board of directors of the Company approved an amendment to the 2003 ESPP. The amendment (a) reduces each offering period to six-months (with a co-terminus exercise period) for all offering periods that commence on or after January 1, 2006, and (b) terminates all offering periods that commenced prior to January 1, 2006 on December 31, 2005. Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable six-month offering period (twenty-four month offering period prior to January 1, 2006), or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ended in June 2005 was subject to variable accounting and accordingly the Company recorded net cumulative deferred stock-based compensation of $13,586 as of March 31, 2005. As a result of the amendment, the Company recognized stock-based compensation expense of $1,465 in its pro forma disclosures for 2005.
     The weighted-average grant date fair value of options under the Company’s 2003 ESPP granted during the three months ended March 31, 2006 and 2005 was $0.32 and $1.53 per share, respectively. For the three months ended March 31, 2006 and 2005, the Company recognized stock-based compensation expense (reversal) of $339 and $(1,413), respectively, in its condensed consolidated statement of operations. As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to the 2003 ESPP was $339 and will be recognized over an estimated weighted-average amortization period of three months.
     Stock Option Plans
     The 1997 Stock Plan (the “Plan”) is a ten year, broad-based, long-term incentive and retention program that is intended to attract and retain qualified personnel and align stockholder and employee interests. The Plan provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company’s board of directors. The stock options under the Plan generally have a vesting period of four years, are exercisable for a period not to exceed eight years from the date of issuance, and are generally granted at prices that are no less than the fair market value of the Company’s common stock at the date of grant. A total of 40,278 shares have been reserved under the Plan for sale and issuance at prices to be determined by the Company’s board of directors. As of March 31, 2006, 15,269 shares of the Company common stock were available for future grants under the Plan. The number of shares that may be issued under the Plan is subject to an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 3% of the outstanding shares of the Company’s stock on such date, or (ii) an amount determined by the board.

     On December 19, 2005, the compensation committee of the board of directors (the “Committee”) of the Company approved the acceleration of vesting of unvested and out-of-the-money stock options with exercise prices equal to or greater than $1.34 per share previously awarded to its employees, including its executive officers, and directors, under the Plan. The acceleration of vesting was effective for stock options outstanding as of December 20, 2005. The closing stock price on the American Stock Exchange at the effective date of the acceleration was $0.67. Options to purchase approximately 6,374 shares of common stock, or approximately 74%, of the Company’s outstanding unvested options, of which options to purchase approximately 1,896 shares were held by the Company’s executive officers and directors, were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was approximately $2.73.
     The Committee also imposed a holding period that will require all executive officers and directors to refrain from selling shares acquired upon the exercise of these options until the dates on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s last day of employment or the director’s last day of service.
     The purpose of the acceleration is to enable the Company to reduce compensation expense associated with these options in periods subsequent to the adoption of SFAS 123R. The pre-tax charges to be avoided amount to approximately $6,725, which is included in the pro-forma numbers for the year ended December 31, 2005, over the course of the original vesting periods, which on average is approximately three years from the effective date of the acceleration. The Company also believes that because the options accelerated had exercise prices substantially in excess of the market value of the Company’s common stock at the date of the acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.
     In connection with the Company’s acquisitions of Laser Link, Inc. (“Laser Link”) , BlueStar and GoBeam, Inc. (“GoBeam”), the Company assumed various stock option plans. Laser Link, BlueStar and GoBeam stock option plans provide for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. A maximum of 1,435, 1,251 and 266 shares of the Company’s common stock are available for issuance under the Laser Link, BlueStar and GoBeam option plans, respectively. The Company is no longer issuing options under these option plans, consequently they are not included in the table below. However, options granted under these plans are included in the data set forth below. The Company did not assume the stock option plans of NextWeb.
     The following table summarizes the Company’s existing equity compensation plans as of March 31, 2006.

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	25,009	$4.47	24,305
Equity compensation plans not approved by security holders(2)	114	3.67	—

Total	25,123	$4.47	24,305

(1)	1997 Stock Plan and 2003 ESPP. Securities available for future issuance under the Company’s 2003 ESPP are included in column (c) but are not included in columns (a) and (b) because amount and price of securities purchased in an offering period are determined at the end of such offering period. The Company’s next offering period ends in June 2006.

(2)	These plans consist of the Laser Link 1997 Stock Plan, the BlueStar 2000 Stock Incentive Plan, and the GoBeam 2000 Employee and Consultant Equity Incentive Plan, all of which were assumed by the Company in connection with the acquisitions of each company.

     The following table summarizes stock option activity for 2006, 2005 and 2004:

	Number of Shares of	Option Price per
	Common Stock	Share
Balance as of December 31, 2003	21,677	$0.001	—	$149.79
Granted	6,867	$1.460	—	$3.51
Exercised	(1,951)	$0.001	—	$3.72
Cancelled, expired and forfeited	(3,596)	$0.001	—	$149.79

Balance as of December 31, 2004	22,997	$0.001	—	$149.79
Granted and assumed	7,162	$0.730	—	$1.69
Exercised	(774)	$0.296	—	$2.16
Cancelled, expired and forfeited	(4,412)	$0.022	—	$149.79

Balance as of December 31, 2005	24,973	$0.001	—	$149.79
Granted	3,232	$1.180	—	$1.93
Exercised	(1,378)	$0.296	—	$1.90
Cancelled, expired and forfeited	(1,704)	$0.001	—	$63.33

Balance as of March 31, 2006	25,123	$0.296	—	$149.79

     The stock options outstanding and exercisable at March 31, 2006 were as follows:

			Options Outstanding				Options Exercisable
				Weighted-				Weighted-
				Average				Average
				Remaining	Weighted-			Remaining	Weighted-
				Contractual	Average	Aggregate		Contractual	Average	Aggregate
Range of Exercise			Number of	Term (in	Exercise	Intrinsic	Number of	Term (in	Exercise	Intrinsic
Prices			Shares	years)	Price	Value	Shares	years)	Price	Value
$0.30	-	$0.84	3,911		$0.73		3,739		$0.73
$0.86	-	$1.24	3,891		1.18		831		1.14
$1.26	-	$1.28	2,945		1.28		2,219		1.28
$1.29	-	$1.50	1,739		1.35		946		1.39
$1.52	-	$1.54	3,388		1.54		3,387		1.54
$1.56	-	$2.56	3,260		2.28		3,177		2.29
$2.59	-	$3.34	3,370		3.33		3,369		3.33
$3.51	-	$63.33	2,608		28.47		2,607		28.47
$64.75	-	$64.75	10		64.75		10		64.75
$149.79	-	$149.79	1		149.79		1		149.79

$0.30	-	$149.79	25,123	5.23	$4.48	$11,998	20,286	4.71	$5.26	$8,574

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.93 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 11,698.
     The weighted-average grant date fair value of options, as determined under SFAS 123R, granted during the three months ended March 31, 2006 and 2005 was $0.82 and $1.24 per share, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $325 and $2,215, respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2006 and 2005 was $437 and $51, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and 2005 was approximately $1,658 and $255, respectively. In connection with these exercises, there were no tax benefits realized by the Company as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards. The Company settles employee stock option exercises with newly issued common shares.

     A summary of the status of the Company’s non-vested shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is as follows:

	Stock Options
		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Non-vested at December 31, 2005	2,240	$0.43
Awards granted	3,232	0.82
Awards vested	1,069	0.30
Awards cancelled, expired and forfeited	(1,704)	0.09

Non-vested at March 31, 2006	4,837	$0.65

     Prior to adopting SFAS 123R
     As stated above, prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations and SFAS No. 123, as amended by SFAS No.148. The following table illustrates the pro forma effect on net income, weighted-average number of common shares outstanding, and earnings per share had the Company applied the fair value method to account for stock-based awards to employees:

Three months ended
March 31, 2005
Basic:
Net income, as reported	$34,374
Stock-based employee compensation reversal included in the determination of net income, as reported	(1,331)
Stock-based employee compensation expense that would have been included in the determination of net income if the fair value method had been applied to all awards	(4,190)

Net income, pro forma	28,853
Diluted:
Add back interest on 3% convertible debentures	1,190

Net income adjusted for assumed conversions	$30,043

Basic:
Weighted-average number of common shares outstanding used in the computations of basic earnings per share	263,690
Diluted:
Dilutive stock options and warrants	3,985
Assumed conversion of convertible debentures	39,380
Common shares subject to repurchase	191

Weighted-average number of common shares outstanding used in the computations of diluted earnings per share	307,246

Earnings per common share, pro forma:
Basic	$0.11

Diluted	$0.10

Earnings per common share, as reported:
Basic	$0.13

Diluted	$0.11

8. Business Segments
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
     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three months ended March 31, 2006 and 2005 are as follows:

			Total	Corporate	Consolidated
As of and for the three months ended March 31, 2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$81,084	$36,667	$117,751	$—	$117,751
Cost of sales (exclusive of depreciation and amortization)	46,234	22,291	68,525	11,412	79,937
Selling, general and administrative	2,229	10,403	12,632	22,333	34,965
Depreciation and amortization	—	—	—	11,048	11,048
Provision for restructuring and post-employment benefits	—	—	—	763	763
Income (loss) from operations	32,621	3,973	36,594	(45,556)	(8,962)
Other expense, net	—	—	—	(318)	(318)
Net income (loss)	$32,621	$3,973	$36,594	$(45,874)	$(9,280)
Total assets	$38,700	$20,578	$59,278	$300,636	$359,914

			Total	Corporate	Consolidated
As of and for the three months ended March 31, 2005:	Wholesale	Direct	Segments	Operations	Total
Revenues net	$76,261	$31,457	$107,718	$—	$107,718
Cost of sales (exclusive of depreciation and amortization)	47,698	17,819	65,517	7,232	72,749
Selling, general and administrative	1,938	13,692	15,630	26,744	42,374
Depreciation and amortization	—	—	—	19,149	19,149
Income (loss) from operations	26,625	(54)	26,571	(53,125)	(26,554)
Other income, net	—	—	—	60,928	60,928
Net income (loss)	$26,625	$(54)	$26,571	$7,803	$34,374
Total assets	$45,631	$18,444	$64,075	$317,338	$381,413
     During the three months ended June 30, 2005, the Company changed certain allocations to its business segments. Prior period balances have been adjusted to conform with the current period presentations.
9. Acquisition of NextWeb
     On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb, a California corporation based in Fremont, California. NextWeb utilizes licensed and unlicensed wireless technology to deliver cost-effective, business-class wireless broadband services to small and medium-sized businesses. NextWeb currently provides service to approximately 3,000 business customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas. NextWeb’s service is available to more than 200,000 business locations in more than 175 cities throughout California and Nevada.
     The Company acquired NextWeb to accelerate its entry into the emerging wireless broadband market. As a result of the acquisition the Company has added various wireless broadband services to its current portfolio of products and services. These factors contributed to a purchase price that was in excess of the fair value of NextWeb’s net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into NextWeb, with NextWeb surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization.
     As a result of the merger, the Company issued 15,361 shares of its common stock and $3,683 in cash in exchange for all of the outstanding shares of capital stock held by the NextWeb stockholders. Of the shares issued in conjunction with the merger, 1,395 shares have been placed in an escrow account until February 2007 to cover NextWeb’s indemnification obligations under the merger agreement.
     The Company accounted for the acquisition of NextWeb using the purchase method of accounting. Accordingly, the Company’s condensed consolidated financial statements as of March 31, 2006, and for the three months then ended, include the results of operations of NextWeb for periods ending after the date of acquisition. The Company valued the common shares issued, for accounting purposes, at $1.06 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, October 4, 2005. All of the NextWeb stock options and warrants were vested and exercised before the acquisition. Consequently, there were no outstanding NextWeb stock options and warrants assumed in connection with the merger. Direct acquisition costs were included as elements of the total purchase cost.
     The total purchase cost of the NextWeb acquisition has been allocated to the assets and liabilities of NextWeb based upon estimates of their fair values. The following tables set forth the total purchase cost and the allocation thereof:

Total purchase cost:
Cash	$3,683
Value of common shares issued	16,314

19,997
Acquisition costs	327

Total purchase cost	$20,324

Purchase price allocation:
Tangible assets acquired	$4,918
Liabilities assumed	(5,662)
Intangible assets acquired:
Customer relationships	7,630
Non-compete covenant	40
Goodwill	13,398

Total purchase consideration	$20,324

     The tangible assets of NextWeb acquired by the Company aggregating $4,918 consisted principally of cash, accounts receivable and property and equipment. The liabilities of NextWeb assumed by the Company aggregating $5,662 consisted principally of accounts payable, accrued expenses, capital leases and long-term debt.
     The customer relationships were valued using an income approach, which projects the associated revenues, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through March 2006, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships.
     Goodwill was determined based on the residual difference between the purchase cost and the value assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company tests for impairment of these assets on at least an annual basis.
     As part of the acquisition of NextWeb, the Company issued 706 shares for $750, or $1.06 per share, to pay for NextWeb’s bonus plan expenses.
10. Related Party Transactions
     The Company is a minority shareholder of Certive Corporation (“Certive”). The Company’s chairman of the board of directors, Charles McMinn, is also a significant stockholder of Certive.
     A member of the Company’s board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $61 and $78 during the three months ended March 31, 2006 and 2005, respectively. Accounts receivables from TelePacific were $20 as of March 31, 2006 and $19 as of December 31, 2005, respectively. L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $772 and $33 to BEA during the three months ended March 31, 2006 and 2005, respectively. Accounts payable to BEA were $0 and $400 as of March 31, 2006 and December 31, 2005, respectively. Charles Hoffman, the Company’s CEO, is a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company paid $50 to Chordiant during the three months ended March 31, 2005. No payments were made to Chordiant during the three months ended March 31, 2006. Accounts payable to Chordiant were $27 and $0 as of March 31, 2006 and December 31, 2005, respectively.
     The Company believes these transactions were negotiated on an arms-length basis with terms it believes are comparable to transactions that would likely be negotiated with unrelated parties.

11. Sale of Investments
     In August 2000, the Company made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately- held Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. The Company recorded a net realized gain of $7,246 for the three months ended March 31, 2005 as a result of the sale of 2 shares of ACCA. As of March 31, 2006, the Company no longer owned shares in ACCA.
12. Income Taxes
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
     Although the Company recorded net income for the three months ended March 31, 2005, it recorded a net loss for the year ended December 31, 2005. The Company made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because it incurred net losses for the periods presented or for the corresponding fiscal year ended.
13. Subsequent Events
     On April 12, 2006, the Company redeemed its collateralized customer deposit liability with AT&T for $33,538. As a result of the redemption, the collateralized customer deposit liability and several agreements among the Company and AT&T have been terminated and AT&T has relinquished its related liens on the Company’s assets.
     In conjunction with redemption described above, on April 13, 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At the Company’s option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins, and matures April 13, 2008. As collateral for the loan under the Loan Agreement, the Company has granted security interests in substantially all of its real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. The Company has also provided a negative pledge on its intellectual property. Currently, there is no outstanding principal on the loan.
     The Loan Agreement imposes various limitations to the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $25,000 in 2006, and $30,000 in 2007, subject to certain exceptions. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement requires the Company to maintain specified liquidity ratios and tangible net worth levels.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2006. This discussion contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Our actual results could differ materially from those expressed in forward-looking statements for many reasons including, but not limited to, those discussed herein and in the “Risk Factors” section of our Annual Report on Form 10-K, which is contained in “Part I, Item 1, Business — Risk Factors,” of that report. We disclaim any obligation to update information contained in any forward-looking statement. See “Forward Looking Statements.”
(All dollar and share amounts are presented in thousands, except per share amounts)
Overview
     Our Business
     We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas in 44 states. Our telecommunications network allows us to offer services to approximately 57 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, AT&T, Inc. (formerly SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of March 31, 2006, we had approximately 556,900 broadband access end-users and 1,328 VoIP business customers with a combined total of approximately 42,800 VoIP stations.
     We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of March 31, 2006, Wholesale had approximately 478,400 DSL and T-1 lines in service, up from 465,900 lines at the end of March 31, 2005. The majority of our services are sold through our Wholesale segment.
     Our Direct segment sells VoIP, high-speed data connectivity and related value-added services. We sell our business-grade VoIP services primarily through our Direct segment. Direct sells through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of March 31, 2006, Direct had approximately 78,500 DSL and T-1 lines in service, down from 81,500 lines at the end of March 31, 2005. While total lines in service as of March 31, 2006 decreased when compared to March 31, 2005, our total business lines increased by 3.2% and our higher revenue and margin producing T-1 lines increased by 63.2%.
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

     Our Opportunities and Challenges
     Our business is subject to on-going changes in telecommunications technologies, the competitive environment, particularly continued pricing pressure on our consumer-grade services and consolidation among telecom providers, federal and state telecommunications regulations, and our resellers’ changing market strategies. Sales of our stand-alone DSL services have slowed, and we continue to experience churn among our existing end-users due to pricing pressures and other factors. As a result of these market conditions, we have shifted our business model and increased our focus on direct sales of higher-bandwidth data connections, as well as bundled services, which includes VoIP and data communications services, to small and medium-sized businesses. We have also developed new products for both our direct and wholesale channels, enabling us to expand our addressable market beyond business broadband and VoIP. These products include line-powered voice access service, or LPVA, which is targeted at the consumer VoIP market (through resellers) and wireless broadband technologies, targeting small and medium-sized businesses. In addition, we believe that our focus on small and medium-size businesses enables us to position ourselves as a specialized provider to this market. While we believe we are favorably positioned to take advantage of these market opportunities, it is inherently difficult to predict with a high degree of certainty our ability to grow our sales of these services and in these markets, and whether our sales of these services will offset slowing sales of our stand-alone DSL services.
     Given the facts above and the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:
     Efficient use of cash - We concluded the three months ended March 31, 2006 with cash, cash equivalents, restricted cash and cash equivalents and short-term investments in debt securities of $140,295. This balance was comprised of $78,756 in unrestricted cash and cash equivalents, $6,229 in unrestricted short-term investments in debt securities and $55,310 in restricted cash and cash equivalents. We continue to manage expenditures closely. Our ability to attain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue. We committed to significant capital expenditures in 2006 to enhance our network to provide LVPA services, which will be funded with the proceeds that we obtained from our recently announced strategic agreement with EarthLink, Inc., or EarthLink.
     Efficiently deliver broadband Internet access services to consumers - The delivery of stand-alone high-speed DSL Internet connectivity services by our ISP customers continues to face intense competition from the RBOCs and cable providers like Comcast, Time Warner and Cox Communications, who are aggressively pricing their consumer broadband services, often as part of a bundled service offering. We believe these market conditions continue to place additional pricing pressure on us and our resellers, reduce the number of orders for our services, and cause a higher level of churn among our consumer end-users. For the three months ended March 31, 2006, these conditions caused a reduction of approximately 12,400 in our total number of consumer broadband end-users.
     In January of 2006, Earthlink began a trial offer in three markets of a consumer-grade VoIP service deployed over our LPVA service. LPVA service is intended to compete with the consumer voice and data bundles offered by the RBOCs and the cable companies. In addition, on March 15, 2006, we entered into a strategic agreement with EarthLink to build and deploy our LPVA services in eight additional cities. The transaction contemplated by such agreement was consummated on March 29, 2006. Our operational results in 2006 and beyond will be impacted by sales of our services under bundling arrangements like LPVA.
     Respond to Changes in Telecommunications Regulations — Federal, state and local government regulations affect our services. In particular, we rely upon provisions of the 1996 Telecommunications Act to procure certain facilities and services from the ILECs that are necessary to provide our services. As a result, our business can be materially affected by changes in applicable rules and policies as a result of Federal Communications Commission, or FCC, decisions, legislative actions at both the state and federal level, rulings from state public utility commissions, or PUC, and court decisions. Such changes may reduce our access to network elements at regulated prices and increase our costs. We have changed our business in the past to respond to new regulatory developments and it is likely that we will need to make similar changes in the future.

     Enter and maintain acceptable line-sharing terms with the ILECs — We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 14.5% of our revenues from the sale of our line-shared services. Although the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to enter into and maintain long-term agreements with the RBOCs, like our agreements with AT&T, Verizon and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.
     Expand and diversify our sources of revenue - We are taking steps to improve our prospects for revenue growth. We continue our efforts to diversify our revenue sources by adding new services such as VoIP and LPVA, expanding on-premise customer services and wireless broadband, as well as by adding new resellers.
     New market opportunities - We have developed several products, targeting both our wholesale and direct channels, that we believe will drive new revenues. For our direct channels, we have introduced PBXi Plus, an integrated voice and data T-1 line that targets customers who have a premises-based PBX or key telephone system. This product also targets our existing broadband customer base for up-sell to VoIP. PBXi Plus is also targeted at the distributed enterprise market segment. Through our acquisition of NextWeb, Inc., or NextWeb, we plan to leverage wireless broadband technology, expand our market reach and reduce our dependency on the ILECs and other carriers. For wholesale channels, we have introduced Voice Optimized Access, or VOA, and LPVA. We believe that VOA is an ideal solution for non-facilities based providers to run their VoIP solutions. LPVA is an alternative access VoIP solution targeted at residential customers who want the benefits of VoIP with the convenience of maintaining existing inside wiring and telephones. We are in the early stages of offering these capabilities and continue to experience operational and competitive challenges as we expand and improve our capabilities. Our ability to succeed in providing these new services will depend on whether we offer a competitively-priced offering and continue to improve these services.
     Recent Developments
     On April 12, 2006, we redeemed our secured collateralized customer deposit with AT&T for $33,538, which was approximately $1,765 less than the carrying amount of such liability. As a result of the redemption, AT&T has relinquished its related liens on our assets. In conjunction with the redemption of this liability, we entered into a loan and security agreement with Silicon Valley Bank, which provides for a senior secured revolving credit facility for up to $50,000.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our condensed consolidated financial statements:
•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty-four to forty-eight months using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, or CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over a range of twenty-four to forty-eight months.
•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.
•	We state our inventories at the lower of cost or market, determined using the “first-in, first-out” method. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.
•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.
•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded.
•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our condensed consolidated financial position, results of operations or cash flows.
•	We perform on-going research and analysis of the applicability of transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which we do business and transaction-based tax experts to determine the extent of our transaction-based tax liabilities. We believe that these activities will be concluded without a material adverse effect on our condensed consolidated financial position and results of operations. In addition, we continue to analyze the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes will be concluded without a material adverse effect to our condensed consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our condensed consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.
•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.
•	Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment” , or SFAS 123R. Accordingly, we account for stock-based awards exchanged for employee services based on the fair value of the award. We measure the stock-based compensation cost at the grant date and recognize such cost over the employee requisite service period. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, or APB 25, and related Interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” In accordance with APB 25, we did not recognize compensation cost for awards that had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. We elected to adopt the modified prospective transition method as provided by SFAS 123R. Under this transition method, compensation cost recognized in our condensed consolidated statement of operations includes (i) compensation cost for all shared-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated. We currently do not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and because of our net operating loss carryforwards. We capitalize stock-based compensation as part of the cost of our network when we perform major build or enhancement projects. We did not capitalize any portion of our stock-based compensation cost for the three months ended March 31, 2006. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SEC’s Staff Accounting Bulletin No. 107, or SAB 107, and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). We determine the expected life of the options using historical data for options exercised, cancelled after vesting and outstanding. We determine the expected stock price volatility assumption using historical volatility of our common stock over a period equal to the expected life of the option. These assumptions are consistent with our estimates prior the adoption of SFAS 123R. We determine the forfeiture rate using historical pre-vesting cancellation data for all options issued after 2001. Prior to the adoption of SFAS 123R, we accounted for forfeitures upon occurrence.
     Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statement of operations. On March 29, 2005, the SEC issued SAB 107, which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. We adopted SFAS 123R on January 1, 2006 and such adoption did not have a significant effect on our condensed consolidated financial statements for the three months ended March 31, 2006.
     Business Segment Information
     We manage our business in segments that are based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs, and enterprise and telecommunications carrier customers. Our direct segment, or Direct, is a provider of voice and data communication services, which include VoIP, high-speed Internet access, wireless broadband, and other related services to individuals, small and medium-sized businesses, and other organizations. We report all other operations and activities as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support our revenue producing segments and include costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed or controlled by our business segments.
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
Results of Operations For The Three Months Ended March 31, 2006 and 2005
Revenues, net
     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP and wireless broadband services, monthly subscription billings for high-capacity T-1 circuits sold to our wholesale customers, and to a lesser degree for dial-up services sold to end-users. Because we do not recognize revenues from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three months ended March 31, 2006 and 2005 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our net revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and Federal Universal Service Fund, or FUSF, charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing and service disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.
     Our net revenues of $117,751 for the three months ended March 31, 2006 increased by $10,033, or 9.3%, when compared to our net revenues of $107,718 for the three months ended March 31, 2005. This increase was attributable to a $5,201 increase in broadband revenues as a result of adding end-users to our network, a $3,469 increase in VoIP revenues as a result of adding customers and stations and reduction in service credits, a $1,695 increase in other revenues as a result of a software license sale related to our operational and support systems, and $1,365 in wireless broadband revenues as a result of the acquisition of NextWeb. These increases were offset by a $1,697 decrease in broadband revenues primarily as a result of lower selling prices.
     We expect to continue to add new broadband access end-users, VoIP customers and stations, and wireless broadband end-users to our network. We also expect to continue to experience competitive pricing pressures for our current services, equipment and products. As a result, we expect to continue to experience high levels of customer disconnects, particularly in our stand-alone consumer DSL services, which may be greater than the number of new activations. We also expect customer rebates and incentives to continue to be an element of our sales and marketing programs and we also may reduce our prices in order to respond to competitive market conditions. It is possible that these conditions will cause our revenues to decline in future periods if we do not generate sufficient levels of new activations.
     Segment Revenues and Significant Customers
     Our segment net revenues were as follows:

	Three months ended March 31,
	2006	2005
Wholesale	$81,084	$76,261
Percent of net revenues	68.9%	70.8%
Direct	$36,667	$31,457
Percent of net revenues	31.1%	29.2%
     Our Wholesale net revenues for the three months ended March 31, 2006 increased by $4,823, or 6.3%, when compared to the three months ended March 31, 2005. This increase was attributable to a $4,181 increase in broadband revenues as a result of adding end-users to our network and a $1,695 increase in other revenues as a result of a software license sale related to our operational and support systems. These increases were offset by a $1,053 decrease in broadband revenues as a result of lower selling prices. Our Direct net revenues for the three months ended March 31, 2006 increased by $5,210, or 16.6%, when compared to the three months ended March 31, 2005. This increase was attributable to a $3,469 increase in VoIP revenues as a result of adding customers and stations, $1,365 in wireless broadband revenues as a result of our acquisition of NextWeb, and a $1,020 increase in broadband revenues as a result of adding end-users to our network. These increases were offset by a $644 decrease in broadband revenues primarily as a result of lower selling prices.
     We had approximately 410 wholesale customers as of March 31, 2006 compared to approximately 400 as of March 31, 2005. The increase in 2006 from 2005 resulted primarily from the addition of smaller resellers. For the three months ended March 31, 2006 and 2005, our 30 largest wholesale customers comprised 61.8% and 65.5%, respectively, of our total net revenues. As of March 31, 2006 and December 31, 2005, receivables from these customers collectively comprised 57.6% and 56.3%, respectively, of our gross accounts receivable balance.
     Two of our wholesale customers, EarthLink and AT&T, accounted for 12.1% and 14.7%, and 15.9% and 16.7%, of our total net revenues for the three months ended March 31, 2006 and 2005, respectively. Amounts owed to us from these customers totaled 14.5% and 9.6%, and 15.3% and 10.2%, of our gross accounts receivables as of March 31, 2006 and December 31, 2005, respectively. AT&T Corp. was recently acquired by SBC, one of the largest RBOCs and one of our wholesale customers. The combined entity is now called AT&T, Inc. At this time, we cannot reliably predict the effects of this transaction on our revenues derived from AT&T, Inc., or the timing of any such effects.
     On May 27, 2005, we entered into an agreement with EarthLink to develop and deploy our LPVA services. We recognize revenue from the agreement with EarthLink consistent with our revenue recognition policy, which is described in Note 2, “Revenue Recognition,” to our condensed consolidated financial statements. As part of the agreement, EarthLink made a non-interest-bearing prepayment. As we provide the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with our revenue recognition policy and are offset by the prepayment to the extent of EarthLink’s right to do so under the agreement. We categorize a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services that EarthLink will purchase, and the actual amount sold during this period may be greater or less than this estimated amount. In addition, on March 15, 2006, we entered into a strategic agreement with EarthLink to build and deploy our LPVA services in eight additional cities. The transaction contemplated by such agreement was consummated on March 29, 2006. We do not anticipate significant revenues from LPVA in 2006.
     We had over 78,500 direct end-users as of March 31, 2006 compared to approximately 81,500 as of March 31, 2005. As of March 31, 2006, we had 1,328 VoIP business customers with a combined total of approximately 42,800 stations utilizing our VoIP services as compared to 690 VoIP business customers with a combined total of approximately 23,400 stations as of March 31, 2005.
     Wholesaler Financial Difficulties
     Some of our customers who were essentially current in their payments for our services prior to March 31, 2006, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of March 31, 2006, may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 12.1% and 7.5% of our total net revenues for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, amounts owed to us from these customers comprised 15.1% and 13.8% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to March 31, 2006, revenues from such customers will only be recognized when cash is collected, as described above.
Operating Expenses
     Operating expenses include cost of sales, selling, general and administrative expenses, depreciation and amortization expenses and provision for restructuring expenses.
     Our total operating expenses were as follows:

	Three months ended March 31,
	2006	2005
Amount	$126,713	$134,272
Percent of net revenues	107.6%	124.7%
     Cost of sales (exclusive of depreciation and amortization)
     Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office spaces, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

     Our cost of sales was as follows:

	Three months ended March 31,
	2006	2005
Amount	$79,937	$72,749
Percent of net revenues	67.9%	67.5%
     Our cost of sales for the three months ended March 31, 2006 increased by $7,188, or 9.9%, when compared to the three months ended March 31, 2005. This increase was primarily attributable to increases in network costs of $6,555 and labor and other related operating expenses of $760 as a result of the addition of broadband and VoIP subscribers to our network. In addition, our network costs for the three months ended March 31, 2006 increased by $606 as a result of regulatory rate adjustments to certain of our network elements and by $688 as a result of lower recoveries from billing disputes with our telecommunication vendors. Furthermore, our cost of sales for the three months ended March 31, 2006 increased by $274 as a result of expensing the cost of stock-based compensation. These increases were partially offset by a $2,003 decrease in the cost of equipment sold as a result of lower consumer installations and improved inventory management, a $694 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives, and a $557 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunications vendors. During the three months ended March 31, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and net loss by $858, or $0.00 per share for the three months ended March 31, 2006. As previously reported, during the three months ended March 31, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $2,386, or $0.01 per share, for the three months ended March 31, 2005.
     We expect cost of sales to increase in future periods as we add subscribers and services such as LPVA to our network. We also expect our network costs to increase as a result of the effect of the changes in the FCC rules released on February 4, 2005 regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. To offset some of the increased costs, we plan to continue to execute cost-saving programs and improve the delivery of our services. In addition, we expect that certain elements of our cost of sales should benefit from the recent reductions in our workforce.
     Our cost of sales was allocated as follows:

	Three months ended March 31,
	2006	2005
Wholesale Segment	$46,234	$47,698
Direct Segment	22,291	17,819
Corporate Operations	11,412	7,232

Total	$79,937	$72,749

     Our cost of sales for the Wholesale segment for the three months ended March 31, 2006 decreased by $1,464, or 3.1%, when compared to the three months ended March 31, 2005. This decrease was primarily attributable to a decrease in cost of equipment of $2,003 offset by a $543 increase in network cost primarily due to lower recoveries from billing disputes with our telecommunication vendors. Our cost of sales for the Direct segment for the three months ended March 31, 2006 increased by $4,472, or 25.1%, when compared to the three months ended March 31, 2005. This increase was attributable to increases in network costs of $4,245, and labor and other related operating expenses of $226 as a result of the addition of broadband and VoIP subscribers to our network. Our cost of sales for Corporate Operations for the three months ended March 31, 2006 increased by $4,180, or 57.8%, when compared to the three months ended March 31, 2005. This increase was attributable to an increase of $3,092 in our network and other related operating costs and an increase of $117 primarily as a result of expensing stock-based compensation. These increases were partially offset by $557 as a result of the expiration of purchase commitment contracts with certain vendors. During the three months ended March 31, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decrease our Corporate Operations cost of sales by $858 for the three months ended March 31, 2006. As previously reported, during the three months ended March 31, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our Corporate Operations cost of sales by approximately $2,386 for the three months ended March 31, 2005. On a comparative basis, these changes in accounting estimates for the three months ended March 31, 2005 had the effect of increasing our Corporate Operations cost of sales by $2,386 for the three months ended March 31, 2006.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.
     Our selling, general and administrative expenses were as follows:

	Three months ended March 31,
	2006	2005
Amount	$34,965	$42,374
Percent of net revenues	29.7%	39.3%
     Our selling, general and administrative expenses for the three months ended March 31, 2006, decreased by $7,409, or 17.5%, when compared to the three months ended March 31, 2005. This decrease was primarily attributable to a $3,740 decrease in marketing and related expenses, a $2,646 decrease in employee compensation and related operating expenses, and a $1,387 decrease in contract labor and professional services as a result of a decrease in headcount and cost containment initiatives. These decreases were partially offset by a $390 increase in employee compensation as a result of expensing the cost of stock-based compensation. As previously reported, during the three months ended March 31, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our selling, general and administrative expenses and our net loss by approximately $117, or $0.00 per share, during the three months ended March 31, 2005.
     We expect our total selling, general and administrative expenses to decrease in future periods primarily as a result of recently implemented cost reductions initiatives which included a substantial reduction in our workforce. We expect these benefits to reduce our selling, general and administrative expenses in 2006 when compared to 2005.
     Our selling, general and administrative expenses were allocated as follows:

	Three months ended March 31,
	2006	2005
Wholesale Segment	$2,229	$1,938
Direct Segment	10,403	13,692
Corporate Operations	22,333	26,744

Total	$34,965	$42,374

     Our selling, general and administrative expenses for the Wholesale segment for the three months ended March 31, 2006 increased by $291, or 15.0%, when compared to the three months ended March 31, 2005. This increase was primarily attributable to increases in labor, including stock-based compensation, and other operating expenses. Our selling, general and administrative expenses for the Direct segment for the three months ended March 31, 2006 decreased by $3,289, or 24.0%, when compared to the three months ended March 31, 2005. This decrease was primarily attributable to a decrease in marketing expenses of $3,724, offset by an increase in labor, including stock-based compensation, and other related operating expenses of $435 primarily as a result of the growth in our broadband, VoIP and wireless revenues. Our selling, general and administrative expenses for Corporate Operations for the three months ended March 31, 2006 decreased by $4,411, or 16.5%, when compared to the three months ended March 31, 2005. This decrease was primarily attributable to a $3,235 decrease in labor and other operating expenses, and a $1,387 decrease in professional expenses as a result of cost containment initiatives, offset by a $211 increase in employee compensation as a result of expensing the cost of stock-based compensation.
     Stock-Based Compensation
     As a result of adopting SFAS 123R, our net loss for the three months ended March 31, 2006 includes $664, or $0.00 per share, of stock-based compensation. $325 relates to the Company’s employee stock option plans and $339 relates to the Company’s employee stock purchase plan. $274 of the total stock-based compensation was recorded in cost of sales and $390 in selling, general and administrative expenses. The Company did not recognize and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards. The Company did not capitalize any portion of its stock-based compensation cost for the three months ended March 31, 2006. Refer to Note 7, “Stock-Based Compensation,” to our condensed consolidated financial statements for additional information on our adoption of SFAS 123R.
     Depreciation and Amortization
     Our depreciation and amortization of property and equipment, or depreciation, was $8,648 for the three months ended March 31, 2006, a decrease of $5,137, or 37.3%, over our depreciation of $13,785, for the three months ended March 31, 2005. The decrease in depreciation resulted primarily from certain assets becoming fully depreciated.
     Our amortization of intangible assets, or amortization, was $2,400 for the three months ended March 31, 2006, a decrease of $2,964, or 55.3%, over the amortization of $5,364 for the three months ended March 31, 2005. The decrease in amortization resulted from certain assets becoming fully amortized, offset by network augmentation.
     We expect our depreciation and amortization to decrease in 2006 when compared to 2005 as historical assets continue to become fully depreciated, partially offset by increases as we add more broadband and VoIP end-users to our network, purchase additional equipment so that we can offer new services such as LPVA, and amortize the value of the customer relationships related to our acquisition of NextWeb. We expect our depreciation and amortization to increase in 2007 when compared to 2006 primarily as a result of our anticipated completion of the LPVA build out in 2006. As explained above, we do not allocate depreciation and amortization expense to our business segments.
     Provision for Restructuring and Post-Employment Benefits
     During the three months ended March 31, 2006, we reduced our workforce by approximately 18 employees, or 1.7% of our workforce. The reductions covered employees in the areas of operations and corporate functions. In connection with our reductions in force, we recorded employee severance benefits of $763 for the three months ended March 31, 2006 in our Corporate Operations. We did not record restructuring expenses during the three months ended March 31, 2005. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods.
Other Income (Expense)
     Net Interest Expense
     Our net interest expense was $345 and $339 for the three months ended March 31, 2006 and 2005, respectively. Net interest expense for the three months ended March 31, 2006 consisted primarily of interest expense on our 3% convertible senior debentures due 2024 and our 12% senior secured convertible note, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense during the three months ended March 31, 2005 consisted principally of interest expense on our 3% convertible senior debentures due 2024, less interest income earned on our cash, cash equivalents and short-term investments in debt securities balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures, our 12% senior secured convertible note, and our credit facility, partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

     Investment Gains
     In August 2000, we made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately-held, Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. We recorded a net realized gain of $7,246 for the three months ended March 31, 2005 as a result of the sale of 2 shares of ACCA. We did not recognize similar gains for the three months ended March 31, 2006.
     Gain on Deconsolidation of Subsidiary
     We recognized a gain of $53,963 for the three months ended March 31, 2005 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 4, under “Other Restructuring Activities,” to our condensed consolidated financial statements for additional information on such gains. We did not recognize similar gains for the three months ended March 31, 2006.
Income Taxes
     Although we recorded net income for the three months ended March 31, 2005, we recorded a net loss for the year ended December 31, 2005. Consequently, we made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because we incurred net losses for the periods presented, or related fiscal year ended.
Related Party Transactions
     We are a minority shareholder of Certive Corporation, or Certive. Our chairman of the of board of directors, Charles McMinn, is also a stockholder of Certive.
     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications, or TelePacific, one of our resellers. We recognized revenues from TelePacific of $61 and $78 during the three months ended March 31, 2006 and 2005, respectively. Accounts receivables from TelePacific were $20 as of March 31, 2006 and $19 as of December 31, 2005. L. Dale Crandall, one of our directors, is also a director of BEA Systems, or BEA, one of our vendors. We paid $772 and $33 to BEA during the three months ended March 31, 2006 and 2005, respectively. Accounts payable to BEA were $0 and $400 as of March 31, 2006 and December 31, 2005, respectively. Charles Hoffman, our CEO, is a director of Chordiant Software, or Chordiant, one of our vendors. We paid $0 and $50 to Chordiant during the three months ended March 31, 2006 and 2005, respectively. Accounts payable to Chordiant were $27 and $0 as of March 31, 2006 and December 31, 2005, respectively.
     We believe these transactions were negotiated on an arms-length basis with terms we believe are comparable to transactions that would likely be negotiated with unrelated parties.
Liquidity and Capital Resources
     Over the last five years we have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internally used software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. We expect that in future periods our expenditures related to the purchase of infrastructure equipment necessary for the expansion of our networks and the development of new regions will be relatively lower than in recent periods while incremental, or “success-based,” expenditures related to the addition of subscribers in existing regions, and expenditures related to the offering of new services, will increase based on the number of new subscribers and types of new services that we add to our network. In addition, we will incur additional capital expenditures in conjunction with our anticipated ongoing deployment of LPVA and wireless broadband services.

     Our cash and cash equivalents balance for the three months ended March 31, 2006 decreased by $5,535. The change in cash and cash equivalents was as follows:

	Three months ended March 31,
	2006	2005
Net cash provided by (used in):
Operating activities	$(4,134)	$(18,956)
Investing activities	(50,806)	10,799
Financing activities	49,405	99

Total	$(5,535)	$(8,058)

Operating Activities
     Net cash used in our operating activities for the three months ended March 31, 2006 decreased by $14,822 when compared to the three months ended March 31, 2005. This decrease was attributable to an improvement in our net loss, adjusted for non-cash and non-operating items, of $11,220, and the net change in our operating assets and liabilities of $3,602, primarily as a result of a $11,713 increase in our accounts payable and other accrued liabilities due to the timing of payments to our vendors and a $1,323 decrease in inventories, partially offset by a $4,090 decrease in collateralized and other customer deposits as a result of applying such deposits towards accounts receivable balances, a $3,324 increase in accounts receivable due to timing of receipts from our wholesale customers, and a $2,055 decrease in unearned revenues due to the sale of a software license related to our operation and support systems. We expect to continue to use cash in our operating activities in the short-term, primarily as a result of our operational expenses and our product, sales and marketing activities to promote our broadband and VoIP services.
     We expect our core business cash usage in our operating activities to continue to improve in 2006, primarily as a result of our anticipated growth in our net revenues and the effect of our recent reduction in workforce and other cost reduction initiatives, and the completion of various initiatives during 2005 to improve our VoIP operations. These improvements will be partially offset by product, sales and marketing expenses to promote our broadband and VoIP services.
Investing Activities
     Our investing activities consist primarily of purchases, maturities and sales of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash used in our investing activities for the three months ended March 31, 2006 increased by $61,605 when compared to the three months ended March 31, 2005. This increase was primarily attributable to a $49,807 increase in restricted cash and cash equivalents primarily as a result of our commitment to use funds received from EarthLink exclusively for the expansion of our LPVA services, a $7,439 decrease in the proceeds from the sale of our equity securities, $4,013 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities, and $3,187 from the net cash effect of our acquisition of NextWeb, partially offset by a $3,077 decrease in capital expenditures of property and equipment.
     We expect that in 2006 our incremental expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network. In addition, as discussed above, we will incur additional capital expenditures in conjunction with our ongoing deployment of LPVA under our agreement with EarthLink, and wireless broadband services.
Financing Activities
     Our financing activities consist primarily of proceeds from long-term debt and the issuance of our common stock, including issuances under our employee stock-based compensation plans, and the repayment of long-term debt. Net cash provided by our financing activities for the three months ended March 31, 2006 increased by $49,306 when compared to the three months ended March 31, 2005. This increase was primarily attributable to proceeds received from EarthLink in the amount of approximately $48,086, net of transaction and issuance costs, in connection with the agreement for the expansion of our LPVA services (see Note 5 of the Notes to our consolidated Financial Statements for a description of the EarthLink transaction), and a $1,261 increase in proceeds from the issuance of our common stock, primarily from the exercise of employee stock options. We expect that for the remainder of 2006 our net cash from financing activities will be primarily related to borrowings under and repayments of the revolving line of credit that we entered into with Silicon Valley Bank in April 2006, and the issuance of common stock under our employee stock-based compensation plans.
Liquidity
     We have incurred losses and negative cash flows from operations for the last several years and have an accumulated deficit of $1,727,401 as of March 31, 2006. For the three months ended March 31, 2006, we recorded a net loss of $9,280 and negative cash flow from operations of $4,134. As of March 31, 2006, we had a total cash balance of $140,295. This balance was comprised of $78,756 in unrestricted cash and cash equivalents, $6,229 in unrestricted short-term investments, and $55,310 in restricted cash and cash equivalents. During the fourth quarter of 2005, we reduced our total workforce by approximately 13.6% to improve our cost structure. In addition, we incurred expenditures in 2005 to automate several of our business processes and make them more cost effective. Furthermore, as described above in April 2006 we obtained a $50,000 revolving credit facility with a local bank. As a result of these actions we expect that we will have sufficient liquidity to fund our operations at least through March 31, 2007. However, adverse business, legal, regulatory or legislative developments may require us to raise additional capital or obtain funds from debt financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and we are unable to raise additional capital or obtain additional liquidity, our financial condition will be adversely affected.
     On April 12, 2006, we redeemed our collateralized customer deposit liability with AT&T for $33,538. As a result of the redemption, the collateralized customer deposit liability and several of our agreements with AT&T have been terminated and AT&T has relinquished its related liens on our assets.
     In conjunction with redemption described above, on April 13, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At our option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins, and matures April 13, 2008. As collateral for the loan under the Loan Agreement, we have granted security interests in substantially all of our real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. We have also provided a negative pledge on our intellectual property. Currently, there is no outstanding principal on the loan.
     The Loan Agreement imposes various limitations to us, including without limitation, on our ability to: (i) transfer all or any part of our businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of our properties; (iv) pay dividends or make any other distribution on or purchase of, any of our capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $25,000 in 2006, and $30,000 in 2007, subject to certain exceptions. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to our business. In addition, the Loan Agreement requires us to maintain specified liquidity ratios and tangible net worth levels.
     The redemption of the AT&T collateralized customer deposit liability will substantially increase our total cash usage for the three months ending June 30, 2006. This decrease in our liquidity will be offset by funds available to us under our revolving credit facility. We also expect to use additional cash resources primarily to increase sales and marketing activities as we continue to expand the offering of VoIP and LPVA services. The amount of this additional usage of cash to expand the offering of these services will depend in part on our ability to control incremental selling, general and administrative expenses, the amount of capital expenditures that is required to grow the subscriber base, development of operating support systems and software, and our ability to generate demand for our these services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.
     Our cash requirements for 2006 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:
•	contractual milestones in the deployment of our LPVA services with EarthLink

•	our continuing ability to obtain access to ILEC facilities, including telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services; · financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including wireless;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	number of regions entered and the timing of entry and services offered.
Contractual Cash Obligations
     Our contractual debt, lease and purchase obligations as of March 31, 2006 for the next five years, and thereafter, were as follows:

	2006	2007-2008	2009-2010	Thereafter	Total
3% convertible senior debentures	$—	$—	$125,000	$—	$125,000
12% senior secured convertible note	—	—	—	40,000	40,000
Bank loan	75	1,039	—	—	1,114
Interest on notes payable	6,694	17,154	10,381	1,000	35,229
Capital leases	247	384	92	3	726
Office leases	3,728	9,741	5,615	480	19,564
Other operating leases	937	1,593	526	13	3,069
Purchase obligations	4,547	6,300	—	—	10,847

	$16,228	$36,211	$141,614	$41,496	$235,549

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
     Effective February 17, 2006, we acquired NextWeb and all its office lease obligations, which includes offices in Fremont, CA, Garden Grove, CA, Camarillo, CA, and Las Vegas, NV. These leases increase our lease commitments by approximately $369. In addition, we acquired NextWeb’s leases for wireless collocation sites. These leases increased our lease commitments by approximately $2,122.
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of March 31, 2006, we were not involved in any SPE transactions.
Forward-Looking Statements
     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “goals,” “plans,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:
•	impact of federal, state and local telecommunications regulations, decisions and related litigation, and our ability to obtain ILEC network elements and facilities at reasonable rates;

•	continuing deployment of LPVA and our ability to bundle our data services with the voice services of Earthlink and other alternative voice providers;

•	timing of our cash flows;

•	extent to which customers purchase our services;

•	relationships with our strategic partners and other potential third parties;

•	pricing for our services in the future;

•	plans regarding new financing arrangements;

•	margins on our service offerings;

•	possibilities that we will increase our revenues;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including our selling, general and administrative expenses declining in future periods, adequacy of our cash reserves, and the number of anticipated installed lines;

•	plans to increase sales of value-added services, like VoIP;

•	anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	regulatory changes;

•	feasibility of alternative access solutions, like wireless;

•	effects of litigation currently pending; and
•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.
     These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements.
     All written and oral forward-looking statements made in connection with this Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in this document and in our Annual Report on Form 10-K for the year ended December 31, 2005. We disclaim any obligation to update information contained in any forward-looking statement.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
(All dollar amounts are presented in thousands)
     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate and short-term nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of March 31, 2006 is fixed-rate debt.
     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of March 31, 2006:

	Carrying Value	Interest Rate
Cash and cash equivalents	$78,756	2.39%
Short-term investments in debt securities	6,229	0.20%
Restricted cash and cash equivalents	55,310	1.80%

	$140,295	4.39%

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures:
     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.
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
     We are subject to state public utility commission, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, we are engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple ILECs. These negotiations, arbitrations and proceedings concern the telephone companies denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows if we are denied or charged higher rates for transmission lines or central office spaces.
ITEM 1A. Risk Factors
(All dollar amounts are presented in thousands, except monthly service subscription fees)
     Investing in and holding our common stock involve a degree of risk. Many factors, including those described below and set forth elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC, could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. If any of these risk materialize, our business, financial condition and results of operations could suffer. These risks are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business.
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
     ILECs provide the telephone lines that connect each end-user to our equipment located in their central offices. The 1996 Telecommunications Act generally requires that charges for these unbundled network elements be cost-

based and nondiscriminatory. Nonetheless, the nonrecurring and recurring monthly charges for lines (telephone wires) that we require vary greatly. These rates are subject to negotiations between us and the ILECs and to the approval of the state PUCs. Consequently, we are subject to the risk that the non-recurring and recurring charges for lines and other unbundled network elements will increase based on higher rates proposed by the ILECs and approved by state PUCs from time to time, which would increase our operating expenses and reduce our ability to provide competitive products.
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
     The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 61.8%, of our net revenue for the three months ended March 31, 2006. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.
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
     The RBOCs represent the dominant competition in all of our target service areas, and we expect this competition to intensify. The RBOCs have established brand names and reputations for quality service, possess sufficient capital to deploy DSL equipment and other facilities rapidly, have their own telephone lines and can bundle digital data services with their existing voice, wireless and other services to achieve economies of scale in serving customers. They can also offer service to end-users using fiber and fiber-fed loops that are not available to us. Certain RBOCs are aggressively pricing their consumer DSL service subscription fees as low as $12.99 per month when ordered as part of a bundle, which has slowed sales of stand-alone consumer DSL services by our reseller partners and increased the rate of churn among our existing users. We believe that we pose a competitive risk to the RBOCs and, as both our competitors and our suppliers, they have the ability and the motivation to disadvantage our business. If we are unable to enter into and maintain our agreements with the RBOCs that provide us with access to line-sharing at reasonable rates, we will be unable to price our consumer services at a price that is competitive with the RBOCs.
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
     In March 2006 we issued a $40,000 senior secured convertible note to Earthlink, Inc., or EarthLink, (“Earthlink Convertible Note”). This note is due in 2011 and, under specified circumstances, we may be required to repay the principal amount in installments prior to 2011. In addition, the terms of the Earthlink Convertible Note and our $50,000 senior secured credit facility with Silicon Valley Bank include restrictive covenants that limit our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, or if any other event of default occurs under these agreements, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. This collateralization of the Earthlink Convertible Note and the Silicon Valley Bank senior secured credit facility, in addition to the existence of $125,000 in 3% convertible debentures, may also limit our ability to raise additional capital through sales of debt or equity securities.
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
     We must increase the volume of Internet, data and voice transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not add new customers and maintain our relationships with current customers, we may not be able to substantially increase traffic on our network, which would adversely affect our profitability. To accomplish this strategy, we must, among other things:
•	acquire new end-users;

•	efficiently deploy line-powered voice access, or LPVA, services under our agreement with EarthLink;

•	enter into and maintain agreements with the RBOCs or obtain favorable regulatory rulings that provide us with access to unbundled network elements on terms and conditions that allow us to profitably sell our consumer services;

•	enhance, improve and increase sales of our VoIP services;

•	upgrade our network to improve reliability and remain competitive;

•	efficiently deploy wireless services and integrate NextWeb;

•	expand our direct sales capability and infrastructure in a cost-effective manner; and

•	continue to implement and improve our management information systems, including our client ordering, provisioning, dispatch, trouble ticketing, customer billing, accounts receivable, payable tracking, collection, fixed assets, transaction-based taxes and other management information systems.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual reports. Section 404 also requires our independent registered public accounting firm to annually attest to, and report on, management’s assessment of our internal control over financial reporting.
     Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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
     Our VoIP and LPVA services rely on Internet protocol, or IP, technology, which is different from, and much newer than, the legacy circuit-switch technology used by the traditional telephone companies and other providers of traditional communications services. Although we believe that IP technology is well-designed for the provision of a broad array of communications services to high numbers of users, we cannot assure you that our IP-based network can handle increasingly higher volumes of voice and data traffic as we grow our business or as our customers’ usage increases, that it can adapt to future technological advancements, or that it will be reliable over long periods of time. We have experienced some interruptions in our VoIP service as a result of network and equipment issues as we enhance and improve this service. Any damage or failure that interrupts our operations negatively impacts our reputation and makes it more difficult to attract and retain customers.

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
     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $36,626 as of March 31, 2006. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.
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
Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations — ”Liquidity and Capital Resources” for additional information)
     We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. In particular, under certain circumstances we may be required to repay our existing $40,000 Earthlink Convertible Note and any amounts outstanding pursuant to our $50,000 senior secured credit facility with Silicon Valley Bank prior to the scheduled maturity dates for those loans. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and leases, some of which may be on less than optimal terms.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits

			Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
4.01	12% Senior Secured Convertible Note due 2011, dated as of March 29, 2006, entered into by Covad Communications Group, Inc. and Covad Communications Company for the benefit of EarthLink, Inc.	8-K	001-32588	4/4/06	99.1
4.02	Registration Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and EarthLink, Inc.	8-K	001-32588	4/4/06	99.3
4.03	Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and Mellon Investor Services	8-K	001-32588	4/4/06	99.5
10.1	Agreement between Covad Communications Group, Inc. and P. Michael Hanley	8-K	001-32588	1/23/06	10.1
10.2	Covad Communications 2006 Bonus Plan	8-K	001-32588	3/8/06	10.1
10.3	Purchase Agreement, dated as of March 15, 2006, by and among Covad Communcations Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	3/17/06	99.1
10.4	Security Agreement, dated as of March 29, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.2
10.5	Agreement for XGDSL Services, dated as of March 29, 2006, by and among Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.4
10.6	Loan and Security Agreement, dated as of April 13, 2006, between Covad Communications Group, Inc., Covad Communications Company and Silicon Valley Bank	8-K	001-32588	4/18/06	10.1
10.7	Indemnification Agreement between Covad Communications Group, Inc. and Robert Neumeister	8-K	001-32588	4/26/06	10.1
31.1	Certification Pursuant to Rule 13a-14(a)					X
31.2	Certification Pursuant to Rule 13a-14(a) Certification Pursuant to 18					X
32.1*	U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.
By:	/s/ CHARLES E. HOFFMAN
Charles E. Hoffman
President, Chief Executive Officer and Director

Date: May 4, 2006

	By:	/s/ CHRISTOPHER DUNN
Christopher Dunn
Date: May 4, 2006		Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
4.01	12% Senior Secured Convertible Note due 2011, dated as of March 29, 2006, entered into by Covad Communications Group, Inc. and Covad Communications Company for the benefit of EarthLink, Inc.	8-K	001-32588	4/4/06	99.1
4.02	Registration Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and EarthLink, Inc.	8-K	001-32588	4/4/06	99.3
4.03	Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and Mellon Investor Services	8-K	001-32588	4/4/06	99.5
10.1	Agreement between Covad Communications Group, Inc. and P. Michael Hanley	8-K	001-32588	1/23/06	10.1
10.2	Covad Communications 2006 Bonus Plan	8-K	001-32588	3/8/06	10.1
10.3	Purchase Agreement, dated as of March 15, 2006, by and among Covad Communcations Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	3/17/06	99.1
10.4	Security Agreement, dated as of March 29, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.2
10.5	Agreement for XGDSL Services, dated as of March 29, 2006, by and among Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.4
10.6	Loan and Security Agreement, dated as of April 13, 2006, between Covad Communications Group, Inc., Covad Communications Company and Silicon Valley Bank	8-K	001-32588	4/18/06	10.1
10.7	Indemnification Agreement between Covad Communications Group, Inc. and Robert Neumeister	8-K	001-32588	4/26/06	10.1
31.1	Certification Pursuant to Rule 13a-14(a)					X
31.2	Certification Pursuant to Rule 13a-14(a) Certification Pursuant to 18					X
32.1*	U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.