Form 10-Q
period 2006-06-30
COVAD COMMUNICATIONS GROUP INC
filed 2006-08-03
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of July 31, 2006 there were 295,596,670 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar and share amounts are presented in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2006	2005
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$55,629	$84,291
Short-term investments in debt securities	248	12,210
Restricted cash and cash equivalents	39,428	5,503
Accounts receivable, net	34,010	28,074
Unbilled revenues	3,381	3,326
Inventories	5,102	5,245
Prepaid expenses and other current assets	2,665	2,400

Total current assets	140,463	141,049
Property and equipment, net	78,487	71,663
Collocation fees and other intangible assets, net	25,353	20,715
Goodwill	50,020	36,626
Deferred costs of service activation	24,763	25,456
Deferred debt issuance costs, net	4,683	3,223
Other long-term assets	2,254	1,849

Total assets	$326,023	$300,581

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$28,293	$23,331
Accrued compensation	16,160	16,277
Accrued collocation and network service fees	15,569	14,583
Accrued transaction-based taxes	10,587	30,159
Collateralized and other customer deposits	1,883	33,230
Unearned revenues	6,527	6,500
Loan payable to bank	6,100	—
Other accrued liabilities	11,601	9,137

Total current liabilities	96,720	133,217
Long-term debt	165,000	125,000
Collateralized and other long-term customer deposits	4,464	16,912
Unearned revenues	41,533	43,758
Other long-term liabilities	2,117	1,863

Total liabilities	309,834	320,750

Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common Stock, $0.001 par value; 590,000 shares authorized; 295,528 shares issued and outstanding at June 30, 2006 (268,353 shares issued and outstanding at December 31, 2005)	296	268
Common Stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	1,730,814	1,697,686
Deferred stock-based compensation	—	(5)
Accumulated other comprehensive income	7	3
Accumulated deficit	(1,714,928)	(1,718,121)

Total stockholders’ equity (deficit)	16,189	(20,169)

Total liabilities and stockholders’ equity (deficit)	$326,023	$300,581

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues, net	$118,535	$109,741	$236,286	$217,459
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	80,802	76,240	160,739	148,989
Benefit from federal excise tax adjustment	(19,455)	—	(19,455)	—
Selling, general and administrative	31,889	41,492	66,854	83,866
Depreciation and amortization of property and equipment	8,080	12,909	16,728	26,694
Amortization of collocation fees and other intangible assets	2,636	4,717	5,036	10,081
Provision for restructuring and post-employment benefits	511	—	1,274	—

Total operating expenses	104,463	135,358	231,176	269,630

Income (loss) from operations	14,072	(25,617)	5,110	(52,171)

Other income (expense):
Interest income	1,127	1,058	2,104	1,957
Gain on sale of equity securities	—	9,421	—	16,667
Gain on deconsolidation of subsidiary	—	—	—	53,963
Interest expense	(2,732)	(1,294)	(4,054)	(2,532)
Miscellaneous income, net	6	29	33	87

Other income (expense), net	(1,599)	9,214	(1,917)	70,142

Net income (loss)	$12,473	$(16,403)	$3,193	$17,971

Earnings (loss) per common share:
Basic	$0.04	$(0.06)	$0.01	$0.07

Diluted	$0.04	$(0.06)	$0.01	$0.07

Weighted-average number of common shares outstanding used in computing earnings (loss) per common share:
Basic	292,993	263,918	284,791	263,852

Diluted	340,064	263,918	290,220	309,260

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts are presented in thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Operating Activities:
Net income	$3,193	$17,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts, net	110	125
Benefit from federal excise tax adjustment	(19,455)	—
Depreciation and amortization	21,764	36,775
Loss on disposition of property and equipment	19	54
Stock-based compensation expense (reversal)	1,543	(863)
Amortization of deferred customer incentives	379	874
Amortization of deferred debt issuance costs	734	504
Accretion of interest on investments, net	(108)	(211)
Gain on sale of equity securities	—	(16,667)
Gain on deconsolidation of subsidiary	—	(53,963)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	(5,614)	515
Unbilled revenues	(55)	(738)
Inventories	144	(1,125)
Prepaid expenses and other current assets	217	(1,906)
Deferred costs of service activation	693	1,954
Accounts payable	3,858	3,659
Collateralized and other customer deposits	(10,257)	2,308
Redemption of collateralized customer deposit	(33,538)	—
Other current liabilities	900	(6,468)
Unearned revenues	(2,594)	(3,099)

Net cash used in operating activities	(38,067)	(20,301)

Investing Activities:
Restricted cash and cash equivalents, net	(33,925)	(5,162)
Purchase of short-term investments in debt securities	(6,176)	(20,330)
Maturities of short-term investments in debt securities	18,250	45,850
Proceeds from the sale of equity securities	—	17,148
Purchase of property and equipment	(20,000)	(19,222)
Proceeds from sale of property and equipment	26	108
Payment of collocation fees and purchase of other intangible assets	(2,004)	(2,363)
Payment in connection with business acquisition, net of cash acquired	(3,187)	—
(Increase) decrease in other long-term assets	(732)	13

Net cash provided by (used in) investing activities	(47,748)	16,042

Financing Activities:
Proceeds from the issuance of senior secured note, net of issuance costs	38,457	—
Proceeds from utilization of bank credit facility	6,100	—
Principal payment of long-term debt	(1,031)	—
Principal payments under capital lease obligations	(277)	(617)
Payment of issuance cost related to credit facility	(651)	—
Proceeds from the issuance of common stock, net of issuance costs	14,555	2,461

Net cash provided by financing activities	57,153	1,844

Net decrease in cash and cash equivalents	(28,662)	(2,415)
Cash and cash equivalents at beginning of period	84,291	117,506

Cash and cash equivalents at end of period	$55,629	$115,091

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,011	$1,936

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Equipment purchased through capital leases	$—	$453

Common stock issued for acquisition of business	$16,314	$—

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the condensed consolidated financial statements of the Company have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The Company has incurred losses and negative cash flows from operations for the last several years and has an accumulated deficit of $1,714,928 as of June 30, 2006. For the six months ended June 30, 2006, the Company recorded a net income of $3,193 and negative cash flow from operations of $38,067. As of June 30, 2006, the Company had $55,629 in unrestricted cash and cash equivalents, $248 in unrestricted short-term investments, and $39,428 in restricted cash and cash equivalents. The sum of these balances amounted to $95,305. During the fourth quarter of 2005, the Company reduced its total workforce by approximately 13.6% to improve its cost structure. In addition, the Company incurred expenditures in 2005 to automate several of its business processes and make them more cost effective. Furthermore, as described in Note 5, “Long-Term Debt,” the Company obtained a $50,000 revolving credit facility with a local bank in April 2006. As a result of these actions the Company expects it will have sufficient liquidity to fund its operations at least through June 30, 2007. However, adverse business, legal, regulatory or legislative developments may require the Company to raise additional capital, obtain additional funds from debt financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and the Company is unable to raise additional capital or obtain additional liquidity, then the Company’s financial condition will be adversely affected.
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
Use of Estimates
     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) useful life assignments and impairment evaluations associated with property and equipment, collocation fees and other intangible assets, (iv) restructuring liabilities, (v) anticipated outcomes of legal proceedings and other disputes, (vi) transaction-based and employment-related taxes liabilities, (vii) liabilities for market development funds and customer incentives, (viii) valuation allowances associated with deferred tax assets, and (ix) assumptions used for estimating stock-based compensation.

     Benefit from federal excise tax adjustment — In 2004, the Company ceased the accrual of the Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because it determined it should not be subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. The Company believes that such determination prospectively removed the “probable” condition required by Statement of Financial Accounting Standard 5 (“SFAS 5”) to accrue a contingent liability. The Company did not reverse the liability of approximately $19,455 that was previously accrued, because the Company believes that the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. The Company believes that the criteria for derecognizing the liability for the tax are met when one of the following occurs: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that the Company is not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. The Company believes that the purchases, for which the FET accrual was provided, do not fall under the definition of local telephone service. Therefore, the Company has determined that (i) the issuance of Notice 2006-50 by the IRS resolved the uncertainty around the applicability of the tax to certain telecommunications services, and (ii) is one of the criteria stated above that support the Company’s conclusion for derecognizing the accrued liability of $19,455. Consequently, the Company derecognized such liability during the three months ended June 30, 2006. For the three and six months ended June 30, 2006, the benefit increased the Company’s net income by $19,455, or $0.06 and $0.07 per share, respectively.
     During the three months ended June 30, 2006, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses and increased its net income by $1,679, $1,346 and $3,025 ($0.01 per share), respectively, for the three months ended June 30, 2006. During the six months ended June 30, 2006, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses and increased its net income by $2,537, $1,346, and $3,883 ($0.01 per share), respectively, for the six months ended June 30, 2006.
     During the three months ended June 30, 2005, the Company reduced its estimated liabilities for transaction-based taxes as a result of the expiration of the statute of limitations for such taxes. This change in accounting estimate decreased the Company’s cost of sales and net loss by $1,444 ($0.01 per share) for the three months ended June 30, 2005. During the six months ended June 30, 2005, the Company reduced its estimated liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, and selling, general and administrative expenses by $3,830 and $117, respectively, and increased its net income by $3,947 ($0.01 per share) for the six months ended June 30, 2005.
Restricted Cash and Cash Equivalents
     As of June 30, 2006 and December 31, 2005, the Company held $39,428 and $5,503, respectively, in money market securities and mutual funds, which are classified as restricted cash. A portion of those funds collateralizes irrevocable letters of credit pertaining to certain lease commitments. The Company received $50,000 in March 2006 as a result of a strategic agreement with EarthLink, Inc. (“EarthLink”), as described in Note 5, “Long-Term Debt.” As a result of the commitment to use the proceeds to further build and deploy the Company’s line-powered voice access (“LPVA”) services, such proceeds are classified as restricted cash. As the Company pays for expenditures related to this agreement, the Company will continue to reduce the balance of the restricted cash accordingly.
Inventories
     Inventories, consisting primarily of customer premises equipment (“CPE”), are stated at the lower of cost, determined using the “first-in, first-out” method, or market. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of sales.

Goodwill
     Goodwill is recorded when the consideration paid for the acquisition of a business exceeds the fair value of net tangible and intangible assets acquired. Goodwill is measured and tested for impairment on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded.
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
Collateralized and Other Customer Deposits
     The Company entered into a 10-year resale agreement with AT&T, Inc. (“AT&T”), formerly SBC Communications, Inc. (“SBC”), in December 2001 under which AT&T, its affiliates or special agents may resell the Company’s digital subscriber line (“DSL”) services. As part of the resale agreement, AT&T made a $75,000 non-interest-bearing prepayment, which was collateralized by substantially all of the Company’s domestic assets. As the Company provides certain products and services to AT&T, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements) and were offset by the prepayment to the extent of AT&T’s right to do so under the resale agreement. The Company categorized a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on the current quantity of products and services for which AT&T is being billed.
     On April 12, 2006, the Company redeemed the above described collateralized customer deposit liability with AT&T. The Company paid AT&T $33,538, which was $1,765 less than the carrying amount of such liability. As a result of the redemption, the collateralized customer deposit liability has been terminated, and AT&T has relinquished its related liens on the Company’s assets. In addition, several agreements between the Company and AT&T have also been terminated, subject to certain obligations and provisions, which survive termination of the agreements. The above described discount was recorded as deferred revenue and is being amortized through April 2007, which corresponds with the remaining contractual utilization period of the prepayment.
     On May 27, 2005, the Company entered into a strategic agreement with EarthLink to develop and deploy the Company’s LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company has agreed to use exclusively for expenditures related to the development and deployment of its LPVA services. Consequently, the Company has classified the unused cash balance of the prepayment as restricted cash and cash equivalents. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. As the Company provides the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold during this period may be greater or less than this estimated amount.

Post-Employment Benefits
     Post-employment benefits primarily consist of the Company’s severance plans. These plans are primarily designed to provide severance benefits to those eligible employees of the Company whose employment is terminated in connection with reductions in its workforce. The Company has not accrued for this employee benefit, other than for individuals who have been notified of termination, because the Company cannot reasonably determine the probability or the amount of such payments.
Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less the weighted-average number of common shares outstanding subject to repurchase.
     Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share, except that the weighted-average number of common shares outstanding computed for basic earnings (loss) per share is increased by the weighted-average number of common shares resulting from the (i) purchase of shares under the Company’s employee stock purchase program, and exercise of stock options and warrants using the treasury stock method, and (ii) conversion of convertible debt instruments. Equity instruments are excluded from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments is not dilutive to earnings (loss) per share. In applying the treasury stock method for dilutive stock-based compensation arrangements, the assumed proceeds are computed as the sum of (i) the amount, if any, the employee must pay upon exercise, (ii) the amounts of compensation cost attributed to future services and not yet recognized, and (iii) the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options. In addition, in computing the dilutive effect of convertible securities, net income (loss) is adjusted to add back the after-tax amount of interest expensed in the period associated with any convertible debt.
     The following table presents the calculation of net income (loss) used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic:
Net income (loss) as reported	$12,473	$(16,403)	$3,193	$17,971
Diluted:
Add back interest on 3% convertible debentures	1,190	—	—	2,379

Net income (loss) adjusted for assumed conversions	$13,663	$(16,403)	$3,193	$20,350

     The following table presents the calculation of weighted-average number of common shares outstanding used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic:
Weighted-average number of common shares outstanding	292,993	264,014	284,791	263,948
Less weighted-average number of common shares outstanding subject to repurchase	—	(96)	—	(96)

Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	292,993	263,918	284,791	263,852
Diluted:
Dilutive stock options and warrants	7,691	—	5,429	5,932
Assumed conversion of 3% convertible debentures	39,380	—	—	39,380
Common shares subject to repurchase	—	—	—	96

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	340,064	263,918	290,220	309,260

     For the three months ended June 30, 2005, the weighted-average number of common shares outstanding used in the computations of diluted loss per share is the same as basic because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of convertible debentures and notes is not dilutive.
     As stated above, the Company excludes equity instruments from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments is not dilutive to earnings (loss) per share. Accordingly, certain equity instruments and the 12% senior secured convertible note have been excluded from the calculation of diluted weighted-average shares. The type and number of these equity instruments that were excluded from the computation of diluted earnings (loss) per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock options	18,139	27,756	19,677	24,539
Options under employee stock purchase plan	—	7,888	—	5,903
Warrants	5,192	6,514	5,525	5,784
Common shares issuable under the assumed conversion of convertible debentures and notes	21,505	—	60,885	—
Comprehensive Income (Loss)
     Components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 are as follows:

	Cumulative	Three months ended June 30,		Six months ended June 30,
	amounts	2006	2005	2006	2005
Net income (loss)	$(1,714,928)	$12,473	$(16,403)	$3,193	$17,971
Unrealized gains (loss) on available-for-sale securities	7	(3)	(13,382)	4	14,298
Foreign currency translation adjustment	—	—	289	—	481

Comprehensive income (loss)	$(1,714,921)	$12,470	$(29,496)	$3,197	$32,750

Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Federal Universal Service Fund (“FUSF”) contributions and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records transaction-based taxes on a net basis, except for the FUSF charges billed to customers, in its condensed consolidated statements of operations. Should the Company conclude that such amounts are more appropriately presented on a gross basis, it would have a material impact on total net revenues and cost of sales, although income or loss from operations and net income or loss would not be affected.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal and interim reporting periods beginning January 1, 2007. The Company believes that the adoption of FIN 48 will not have a significant impact to its financial statements.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s condensed consolidated statements of operations. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share-Based Payment,” which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. The Company adopted SFAS 123R on January 1, 2006 and the effect of such adoption is disclosed in Note 7, “Stock-Based Compensation,” to the Company’s condensed consolidated financial statements.
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
     Negative developments in these areas could have a material effect on the Company’s business, financial condition and results of operations. In addition, the Company’s financial results could differ materially from those anticipated due to other risks and uncertainties.
2. Revenue Recognition
     Revenues from recurring services are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales price is reasonably assured. If a customer is (i) experiencing financial difficulties and, (ii) is not current in making payments for the Company’s services or, (iii) is essentially current in making payments but, subsequent to the end of the reporting period, the financial condition of such customer deteriorates significantly or such customer files for bankruptcy protection, then, based on this information, the Company may determine that the collectibility of revenues from this customer is not reasonably assured or its ability to retain some or all of the payments received from a customer that has filed for bankruptcy protection is not reasonably assured. Accordingly, the Company classifies this group of customers as “financially distressed” for revenue recognition purposes. The Company recognizes revenues from financially distressed customers when it collects cash for the services, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.

     Revenues earned for which the Company has not billed the customer are recorded as “Unbilled revenues” in the Company’s condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are FUSF charges billed to customers aggregating $1,781 and $3,471 for the three and six months ended June 30, 2006, respectively, and $1,773 and $3,392 for the three and six months ended June 30, 2005, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues with corresponding amounts included in cost of sales.
     The Company recognizes up-front fees associated with service activation, using the straight-line method, over the expected term of the customer relationships, which ranges from 24 to 48 months. The Company treats the incremental direct costs of service activation, which consist principally of CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts that are no greater than the up-front fees that are deferred. These deferred incremental direct costs are amortized to operations using the straight-line method over 24 to 48 months.
     The Company has billing disputes with some of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within 30 days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes and (ii) future service cancellations. The allowances for service credits and bad debt are calculated generally as a percentage, based on historical trends, of balances that meet certain criteria plus specific reserves for known disputes. As stated above, revenues from financially distressed customers are recognized when cash for the services to those customers is collected but only after the collection of all previous outstanding accounts receivable balances. Upon determining that a customer is financially distressed, the Company establishes an allowance, through a charge to bad debt expense, based on such customer’s outstanding balance.
     Accounts receivable consisted of the following:

	June 30, 2006	December 31, 2005
Gross accounts receivable	$36,642	$31,398
Allowance for service credits	(2,459)	(2,838)
Allowance for bad debt	(173)	(486)

Accounts receivable, net	$34,010	$28,074

Significant Customers
     The Company had approximately 410 wholesale customers as of June 30, 2006. For the three and six months ended June 30, 2006, the Company’s 30 largest wholesale customers collectively comprised 91.5% and 90.6%, respectively, of the Company’s total wholesale net revenues, and 60.9% and 61.4%, respectively, of the Company’s total net revenues. For the three and six months ended June 30, 2005, the Company’s 30 largest wholesale customers collectively comprised 92.1% and 92.2%, respectively, of the Company’s total wholesale net revenues, and 65.6% and 65.5%, respectively, of the Company’s total net revenues. As of June 30, 2006 and December 31, 2005, receivables from these customers collectively comprised 61.7% and 56.3%, respectively, of the Company’s gross accounts receivable balance.
     Two of the Company’s wholesale customers, EarthLink and AT&T, accounted for 11.5% and 14.4%, and 11.8% and 14.5%, of the Company’s total net revenues for the three and six months ended June 30, 2006, respectively. AT&T’s percentage of 14.4% and 14.5% for the three and six months ended June 30, 2006, respectively, includes the net revenues for AT&T and SBC, which are now one entity. For the three and six months ended June 30, 2005, EarthLink and AT&T accounted for 15.2% and 16.8%, and 15.6% and 16.7%, respectively, of the Company’s total net revenues. Accounts receivable from EarthLink and AT&T totaled 12.7% and 13.2%, and 15.3% and 10.2%, of the Company’s gross accounts receivables as of June 30, 2006 and December 31, 2005, respectively. No other individual customer accounted for more than 10% of the Company’s total net revenues for the three and six months ended June 30, 2006 and 2005.

Wholesaler Financial Difficulties
     During the three and six months ended June 30, 2006, the Company issued billings to its financially distressed customers aggregating $560 and $1,189, respectively, that were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings, as compared to the corresponding amounts of $748 and $1,599 for the three and six months ended June 30, 2005, respectively. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $510 and $1,211 during the three and six months ended June 30, 2006, respectively, and $868 and $1,593 during the three and six months ended June 30, 2005, respectively. Revenues from customers that filed for bankruptcy accounted for approximately 0.2% of the Company’s total net revenues for both the three and six months ended June 30, 2006, respectively, and 0.3% and 0.4% of the Company’s total net revenues for the three and six months ended June 30, 2005, respectively. The Company had contractual receivables from its financially distressed customers totaling $570 and $666 as of June 30, 2006 and December 31, 2005, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates.
     The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to June 30, 2006, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of June 30, 2006, that the Company believes may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 12.4% and 12.3%, of the Company’s total net revenues for the three and six months ended June 30, 2006, respectively, and 7.7% and 7.6% of the Company’s total net revenues for the three and six months ended June 30, 2005, respectively. As of June 30, 2006 and December 31, 2005, receivables from these customers comprised 14.0% and 13.8%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to June 30, 2006, revenues from such customers will only be recognized when cash is collected, as described above.
3. Warrants
     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares at $0.94 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the year ended December 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believed that future revenues from AT&T would exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.63%. None of these warrants were exercised during the three and six months ended June 30, 2006 or 2005, or had expired as of June 30, 2006. Such warrants were fully amortized as of June 30, 2006 and December 31, 2005.
     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase shares of the Company’s common stock as follows: 1,500 shares at $1.06 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive during the year ended December 31, 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during the three and six months ended June 30, 2006 or 2005, or had expired as of June 30, 2006. As of June 30, 2006 and December 31, 2005 the unamortized amount of the warrants was $885 and $1,264, respectively.

     Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of June 30, 2006. Such warrants are exercisable at purchase prices ranging from $0.01 to $2.13 per share and are fully vested as of June 30, 2006. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008.
     The Company recorded amortization on the above described warrants in the amount of $189 and $379 for the three and six months periods ended June 30, 2006, respectively, and $437 and $874 for the three and six months ended June 30, 2005, respectively.
4. Restructuring and Post-Employment Benefits
Reduction in Force
     The Company reduced its workforce during the three and six months ended June 30, 2006 by approximately 30 and 48 employees, respectively, which represented approximately 2.9% and 4.6%, respectively, of the Company’s workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force during the three and six months ended June 30, 2006, the Company recorded employee severance benefits of $511 and $1,274, respectively, relating to employee severance benefits. During the three and six months ended June 30, 2006, the Company paid severance benefits of approximately $565 and $946, respectively. The Company will pay the remainder of the severance benefits accrued as of June 30, 2006 during the three months ending September 30, 2006. The expenses associated with these reductions in force for the three and six months ended June 30, 2006 were $156 and $156, respectively, related to the Company’s Wholesale segment, and $226 and $226, respectively, related to the Company’s Direct segment. The remaining $129 and $892 in expenses associated with these reductions in force were related to the Company’s Corporate Operations for the three and six months ended June 30, 2006, respectively. The Company did not record any expenses for restructuring activities during the three and six months ended June 30, 2005.
Other Restructuring Activities
     On September 22, 2000, the Company acquired BlueStar Communications Group, Inc. and its subsidiaries (collectively “BlueStar”), in a transaction accounted for as a purchase. BlueStar, a wholly owned subsidiary of the Company, provided broadband communications and Internet services to small and medium-sized businesses. Continued losses at BlueStar caused the Company’s board of directors to decide, on June 22, 2001, to cease the Company’s funding of BlueStar’s operations.
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
     The 6,135 shares of the Company’s common stock and the underlying shares of the Note discussed above are subject to the terms of a registration rights agreement between the Company and EarthLink. The Note and the 6,135 shares were issued to EarthLink in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. Under the registration rights agreement that the Company entered into with EarthLink, the Company agreed to file by no later than May 30, 2006 a registration statement on Form S-3 with the SEC to register the resale of the 6,135 shares and the common stock issuable upon conversion of the Note. The Company is required to use its reasonable best efforts to file the registration statement by May 30, 2006 and cause the registration statement to be declared effective under the Securities Act by the earlier of (i) September 25, 2006, or (ii) the fifth trading day following the date on which the Company is notified by the SEC that the initial registration statement will not be reviewed or is no longer subject to further review and comments. The registration statement was declared effective on June 20, 2006.
     Gross proceeds from the Note and the shares of the Company’s common stock amounted to $40,000 and $10,000, respectively. The Company incurred $1,929 in transaction costs in conjunction with the issuance of the Note and the shares. $1,543 of the transaction costs are debt issuance costs and are being amortized to operations as an element of interest expense over the five-year life of the debt. $386 of the transaction costs were recorded as a reduction of additional paid-in capital in conjunction with the issuance of the Company’s common stock.
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
Line of Credit
     As of June 30, 2006 and December 31, 2005, the Company had a $5,190 and $5,750, respectively, revolving line of credit note with a bank that is available through May 1, 2007. Borrowings under this credit facility bear interest at a rate per annum equal to the prime rate, which was 8.25% at June 30, 2006 and 7.25% at December 31, 2005. As of June 30, 2006 and December 31, 2005, the Company had issued irrevocable letters of credit aggregating $740 and $5,190, respectively, under this line of credit in favor of lessors of facilities. As of June 30, 2006 and December 31, 2005, the amount of revolving line of credit that was available was $4,450 and $373, respectively. There was no outstanding principal balance as of June 30, 2006 and December 31, 2005.
     On April 13, 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At the Company’s option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins. The revolving credit facility matures on April 13, 2008. As collateral for the loan under the Loan Agreement, the Company has granted security interests in substantially all of its real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. The Company has also provided a negative pledge on its intellectual property. As of June 30, 2006, the Company issued irrevocable letters of credit aggregating $3,450 under this loan in favor of lessors of equipment and facilities and certain vendors. As of June 30, 2006, the Company had an outstanding principal balance of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%, and an unused amount of $40,450 on this loan. Borrowings under the facility are limited by an amount of the Company’s eligible accounts receivable. As of June 30, 2006, the Company had $38,299 of funds available under the credit facility as a result of the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.
     The Loan Agreement imposes various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $25,000 in 2006, and $30,000 in 2007, subject to certain exceptions, such as capital expenditures that are funded by a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement requires the Company to maintain specified liquidity ratios and tangible net worth levels.
6. Commitments and Contingencies
Litigation
     Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against the Company and several former and current officers and directors in addition to some of the underwriters who handled the Company’s stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002, the plaintiffs amended their complaint and removed the Company as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that the Company and others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The plaintiffs and the issuer defendants have reached a tentative agreement to settle the matter, and the Company believes the tentative settlement will not have a material adverse effect on its condensed consolidated financial position or results of operations. That settlement, however, has not been finalized. If the settlement is not finalized, the Company believes these officers and directors have strong defenses to these lawsuits and intend to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee that these officers and directors will prevail.
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
     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative lawsuit against the Company’s current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on behalf of the Company from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek to invalidate the Company’s election of directors in 2002, 2003 and 2004 because they claim that the Company’s proxy statements were misleading. On May 9, 2006, the court dismissed several of the claims for breach of fiduciary duty as well as the claims relating to the Company’s proxy statements. The court also determined that Mr. Khanna could no longer serve as a plaintiff in this matter. The litigation with respect to the remaining claims is still pending, and the Company is unable to predict the outcome of this lawsuit.
     The Company is also a party to a variety of other pending or threatened legal proceedings as either plaintiff or defendant, or is engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to the Company could significantly harm its business. The Company does not believe the ultimate outcome of these matters will have a material impact on its condensed consolidated financial position, results of operations or cash flows. However, litigation is inherently unpredictable, and there is no guarantee the Company will prevail or otherwise not be adversely affected.
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
Other Contingencies
     As of June 30, 2006, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position, results of operations or cash flows.
     The Company performs on-going research and analysis of the applicability of certain transaction-based taxes to sales of its products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which the Company does business and transaction-based tax experts to determine the extent of the Company’s transaction-based tax liabilities. It is the Company’s opinion that these activities will be concluded without a material adverse effect on its condensed consolidated financial position, results of operations or cash flows. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position, results of operations or cash flows.
     The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 during the year ended December 31, 2003. During the year ended December 31, 2005 and 2004, the Company determined that it does not owe a portion of this tax, approximately $419 and $3,079, respectively, and consequently, released the amount as a benefit to operations. During the three and six months ended June 30, 2006, the Company determined that it does not owe an additional portion of this tax as a result of the expiration of the statute of limitations, approximately $2,103, consequently it released this amount as a benefit to the statement of operations. It is the Company’s opinion that the remaining liability will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.
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
     Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. The Company has accrued $681 as a result of an indemnification clause in a contract with one of its customers that is a defendant in a patent infringement dispute. The Company expects that it will continue to incur these expenses in future periods, but the probability and amount of these obligations cannot be reasonably estimated.

Commitments
     Effective April 1, 2006, the Company entered into an agreement to extend the terms of its office lease in Atlanta, Georgia. The extension is for a period of one year which commences on April 1, 2006. The extension of the lease increased the Company’s lease commitments by approximately $99.
7. Stock-Based Compensation
     Impact of adopting SFAS 123R
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. The statement establishes accounting for stock-based awards exchanged for employee services and requires that stock-based compensation cost be measured at the grant-date, based on the fair value of the award, and be recognized over the employee requisite service period. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, and provided the required pro-forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” In accordance with APB 25, no compensation cost was required to be recognized for awards that had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.
     The Company elected to adopt the modified prospective transition method as provided by SFAS 123R. Under this transition method, compensation cost recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.
     As a result of adopting SFAS 123R, the Company’s net income for the three and six months ended June 30, 2006 includes $837 ($0.00 per share), and $1,501 ($0.01 per share), respectively, of stock-based compensation, of which $456 and $781, respectively, relates to the Company’s employee stock option plans, and $381 and $720, respectively, relates to the Company’s employee stock purchase plan. For the three and six months ended June 30, 2006, $342 and $612, respectively, of the total stock-based compensation was recorded in cost of sales and $495 and $889, respectively, in selling, general and administrative expenses. The Company did not recognize and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards. For the three and six months ended June 30, 2006, the Company capitalized a portion of its stock-based compensation cost, or approximately $8.
     As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $971 before estimated forfeitures. In the Company’s pro-forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was $202, and therefore, the unrecorded deferred stock-based compensation balance as of December 31, 2005 related to stock options was adjusted to $769 after estimated forfeitures. During the three and six months ended June 30, 2006, the Company granted approximately 1,160 and 4,392, respectively, stock options with an estimated total grant-date fair value of $1,624 and $4,282, respectively. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $338 and $891, respectively. As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options, adjusted for forfeitures, was approximately $3,400 and will be recognized over an estimated weighted-average amortization period of 1.7 years.

     Valuation Assumptions
     In connection with the adoption of SFAS 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SAB 107 and the Company’s prior period pro-forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). SFAS 123R allows the use of option pricing models that were not necessarily developed for use in valuing employee stock options. Option valuation models, such as the Black-Scholes option-pricing model, were developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.
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
     The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three months ended June 30,		Three and six months ended June 30,
	2006	2005	2006	2005
Stock Options
Expected life of options in years	3.3	4.0	0.5	0.5
Volatility	84.00%	119.70%	77.30%	119.70%
Risk-free interest rate	5.09%	3.69%	4.80%	3.27%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

	Stock Options
	Six months ended June 30,
	2006	2005
Stock Options
Expected life of options in years	3.4	4.0
Volatility	85.40%	120.70%
Risk-free interest rate	4.90%	3.87%
Expected dividend yield	0.00%	0.00%
Equity Incentive Programs
     As of June 30, 2006, the Company has the following stock-based compensation plans:
     2003 Employee Stock Purchase Plan
     In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan (“2003 ESPP”). As of June 30, 2006, a total of 7,166 shares of the Company common stock have been reserved for issuance under the 2003 ESPP. This plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of total compensation. No more than 5 shares may be purchased on any purchase date per employee. The number of shares that may be issued under the 2003 ESPP is subject to an annual increase to be added on January 1 of each year equal to the lesser of either (i) 2% of the outstanding shares of the Company’s stock on such date, (ii) 7,000 shares, or (iii) an amount determined by a committee of the board.
     On December 8, 2005, the compensation committee of the board of directors of the Company approved an amendment to the 2003 ESPP. The amendment (i) reduces each offering period to six-months (with a co-terminus exercise period) for all offering periods that commence on or after January 1, 2006, and (ii) terminates all offering periods that commenced prior to January 1, 2006 on December 31, 2005. Under this plan, eligible employees may purchase common stock at 85% of: (i) the fair market value of the Company’s common stock on the first day of the applicable six-month offering period (twenty-four month offering period prior to January 1, 2006), or (ii) the fair market value on the last day of the applicable six-month purchase period. The offering period that commenced in July 2003 and ended in June 2005 was subject to variable accounting and accordingly the Company recorded net cumulative deferred stock-based compensation of $13,886 as of June 30, 2005. As a result of the amendment, the Company reversed stock-based compensation expense of $1,011 in its pro-forma disclosures for 2005.
     The weighted-average grant-date fair value of options under the Company’s 2003 ESPP granted during the six months ended June 30, 2006 and 2005 was $0.32 and $0.81 per share, respectively. For the three and six months ended June 30, 2006, the Company recognized stock-based compensation expense of $381 and $720, respectively, in its condensed consolidated statements of operations. For the three and six months ended June 30, 2005, the Company recognized stock-based compensation expense (reversal) of $402 and $(1,011), respectively, in its condensed consolidated statements of operations. As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to the 2003 ESPP was fully amortized to operations.
     Stock Option Plans
     The 1997 Stock Plan (the “Plan”) is a ten-year, broad-based, long-term incentive and retention program that is intended to attract and retain qualified personnel and align stockholder and employee interests. The Plan provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company’s board of directors. The stock options under the Plan generally have a vesting period of four years, are exercisable for a period not to exceed eight years from the date of issuance, and are generally granted at prices that are no less than the fair market value of the Company’s common stock at the date of grant. A total of 38,616 shares have been reserved under the Plan for sale and issuance at prices to be determined by the Company’s board of directors. As of June 30, 2006, 15,248 shares of the Company common stock were available for future grants under the Plan. The number of shares that may be issued under the Plan is subject to an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 3% of the outstanding shares of the Company’s stock on such date, or (ii) an amount determined by the board.
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

     In connection with the Company’s acquisitions of Laser Link, Inc. (“Laser Link”) , BlueStar and GoBeam, Inc. (“GoBeam”), the Company assumed various stock option plans. Laser Link, BlueStar and GoBeam stock option plans provide for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. A maximum of 1,435, 1,251 and 266 shares of the Company’s common stock are available for issuance under the Laser Link, BlueStar and GoBeam option plans, respectively. The Company is no longer issuing options under these option plans, consequently they are not included in the table below of shares available for future issuance. However, existing options that were previously granted under these plans are included in the data set forth below. The Company did not assume the stock option plans of NextWeb.
     The following table summarizes the Company’s existing equity compensation plans as of June 30, 2006.

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	23,323	$4.43	22,414
Equity compensation plans not approved by security holders(2)	45	6.67	—

Total	23,368	$4.44	22,414

(1)	1997 Stock Plan and 2003 ESPP. Securities available for future issuance under the Company’s 2003 ESPP are included in column (c) but are not included in columns (a) and (b) because amount and price of securities purchased in an offering period are determined at the end of such offering period. The Company’s next offering period ends in December 2006.

(2)	These plans consist of the Laser Link 1997 Stock Plan, the BlueStar 2000 Stock Incentive Plan, and the GoBeam 2000 Employee and Consultant Equity Incentive Plan, all of which were assumed by the Company in connection with the acquisitions of each company.
     The following table summarizes stock option activity for 2006, 2005 and 2004:

	Number of Shares of	Option Price per
	Common Stock	Share
Balance as of December 31, 2003	21,677	$0.001	-	$149.79
Granted	6,867	$1.460	-	$3.51
Exercised	(1,951)	$0.001	-	$3.72
Cancelled, expired and forfeited	(3,596)	$0.001	-	$149.79

Balance as of December 31, 2004	22,997	$0.001	-	$149.79
Granted and assumed	7,162	$0.730	-	$1.69
Exercised	(774)	$0.296	-	$2.16
Cancelled, expired and forfeited	(4,412)	$0.022	-	$149.79

Balance as of December 31, 2005	24,973	$0.001	-	$149.79
Granted	4,391	$1.180	-	$2.510
Exercised	(3,102)	$0.296	-	$2.520
Cancelled, expired and forfeited	(2,894)	$0.001	-	$149.79

Balance as of June 30, 2006	23,368	$0.350	-	$149.79

     The stock options outstanding and exercisable at June 30, 2006 were as follows:

			Options Outstanding				Options Exercisable
				Weighted-				Weighted-
				Average	Weighted-			Average	Weighted-
				Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of Exercise				Contractual Term	Exercise	Intrinsic	Number	Contractual Term	Exercise	Intrinsic
Prices			Number of Shares	(in years)	Price	Value	of Shares	(in years)	Price	Value
$0.35	-	$0.56	869		$0.55		869		$0.55
$0.57	-	$0.84	2,575		0.83		2,438		0.84
$0.86	-	$1.24	3,524		1.18		926		1.15
$1.26	-	$1.28	2,587		1.28		2,078		1.28
$1.29	-	$1.50	1,507		1.34		768		1.38
$1.52	-	$1.54	2,898		1.54		2,897		1.54
$1.56	-	$2.41	2,466		2.09		1,427		2.04
$2.51	-	$2.56	1,603		2.56		1,492		2.56
$2.59	-	$3.34	2,910		3.33		2,909		3.33
$3.51	-	$149.79	2,429		28.03		2,429		28.03

$0.35	-	$149.79	23,368	5.10	$4.43	$11,649	18,233	4.45	$5.28	$8,458

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.01 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 10,483.
     The weighted-average grant-date fair value of options, as determined under SFAS 123R, granted during the three months ended June 30, 2006 and 2005 was $1.40 and $0.99, respectively. The total fair value of shares vested during the three months ended June 30, 2006 and 2005 was $456 and $2,214, respectively. The total intrinsic value of options exercised during the three month period ended June 30, 2006 and 2005 was $1,707 and $68, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2006 and 2005 was approximately $2,180 and $212, respectively. The weighted-average grant-date fair value of options, as determined under SFAS 123R, granted during the six months ended June 30, 2006 and 2005 was $0.98 and $4.2, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $781 and $4,429, respectively. The total intrinsic value of options exercised during the six month period ended June 30, 2006 and 2005 was $2,611 and $322, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 and 2005 was approximately $3,838 and $467, respectively. In connection with these exercises, there were no tax benefits realized by the Company as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards. The Company settles employee stock option exercises with newly issued common shares.
     A summary of the status of the Company’s non-vested shares as of June 30, 2006 and changes during the six months ended June 30, 2006, is as follows:

	Stock Options
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Non-vested at December 31, 2005	2,240	$0.43
Awards granted	4,391	0.98
Awards vested	1,397	0.56
Awards cancelled, expired and forfeited	(2,894)	0.16

Non-vested at June 30, 2006	5,134	$0.86

     Prior to adopting SFAS 123R
     As stated above, prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations and SFAS No. 123, as amended by SFAS No.148. The following table illustrates the pro-forma effect on net income (loss), weighted-average number of common shares outstanding, and earnings (loss) per share had the Company applied the fair value method to account for stock-based awards to employees:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Basic:
Net income (loss), as reported	$(16,403)	$17,971
Stock-based employee compensation expense (reversal) included in the determination of net income, as reported	468	(863)
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(2,940)	(7,130)

Net income (loss), pro-forma	$(18,875)	$9,978

Basic:
Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	263,918	263,852
Diluted:
Dilutive stock options and warrants	—	3,429
Common shares subject to repurchase	—	96

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	263,918	267,377

Earnings (loss) per common share, pro-forma:
Basic	$(0.07)	$0.04

Diluted	$(0.07)	$0.04

Earnings (loss) per common share, as reported:
Basic	$(0.06)	$0.07

Diluted	$(0.06)	$0.07

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
     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and six months ended June 30, 2006 and 2005 are as follows:

			Total	Corporate	Consolidated
As of and for the three months ended June 30, 2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$78,898	$39,637	$118,535	$—	$118,535
Cost of sales (exclusive of depreciation and amortization)	45,712	23,762	69,474	11,328	80,802
Benefit from federal excise tax adjustment	—	—	—	(19,455)	(19,455)
Selling, general and administrative	2,052	10,153	12,205	19,684	31,889
Depreciation and amortization	—	—	—	10,716	10,716
Provision for restructuring and post-employment benefits	156	226	382	129	511
Income (loss) from operations	30,978	5,496	36,474	(22,402)	14,072
Other expense, net	—	—	—	(1,599)	(1,599)
Net income (loss)	$30,978	$5,496	$36,474	$(24,001)	$12,473
Total assets	$40,880	$21,274	$62,154	$263,869	$326,023

			Total	Corporate	Consolidated
As of and for the three months ended June 30, 2005:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$78,170	$31,571	$109,741	$—	$109,741
Cost of sales (exclusive of depreciation and amortization)	46,309	20,259	66,568	9,672	76,240
Selling, general and administrative	2,387	13,443	15,830	25,662	41,492
Depreciation and amortization	—	—	—	17,626	17,626
Income (loss) from operations	29,474	(2,131)	27,343	(52,960)	(25,617)
Other income, net	—	—	—	9,214	9,214
Net income (loss)	$29,474	$(2,131)	$27,343	$(43,746)	$(16,403)
Total assets	$44,182	$19,789	$63,971	$297,875	$361,846

			Total	Corporate	Consolidated
As of and for the six months ended June 30, 2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$159,982	$76,304	$236,286	$—	$236,286
Cost of sales (exclusive of depreciation and amortization)	91,946	46,053	137,999	22,740	160,739
Benefit from federal excise tax adjustment	—	—	—	(19,455)	(19,455)
Selling, general and administrative	4,281	20,556	24,837	42,017	66,854
Depreciation and amortization	—	—	—	21,764	21,764
Provision for restructuring and post-employment benefits	156	226	382	892	1,274
Income (loss) from operations	63,599	9,469	73,068	(67,958)	5,110
Other expense, net	—	—	—	(1,917)	(1,917)
Net income (loss)	$63,599	$9,469	$73,068	$(69,875)	$3,193

			Total	Corporate	Consolidated
As of and for the six months ended June 30, 2005:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$154,431	$63,028	$217,459	$—	$217,459
Cost of sales (exclusive of depreciation and amortization)	94,007	38,078	132,085	16,904	148,989
Selling, general and administrative	4,325	27,135	31,460	52,406	83,866
Depreciation and amortization	—	—	—	36,775	36,775
Income (loss) from operations	56,099	(2,185)	53,914	(106,085)	(52,171)
Other income, net	—	—	—	70,142	70,142
Net income (loss)	$56,099	$(2,185)	$53,914	$(35,943)	$17,971
     During the three months ended June 30, 2005, the Company changed certain allocations to its business segments. Prior period balances have been adjusted to conform with the current period presentations.
9. Acquisition of NextWeb
     On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb, a California corporation based in Fremont, California. NextWeb utilizes licensed and unlicensed wireless technology to deliver business-class wireless broadband services to small and medium-sized businesses. NextWeb currently provides service to approximately 3,000 business customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas.
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
     The Company accounted for the acquisition of NextWeb using the purchase method of accounting. Accordingly, the Company’s condensed consolidated financial statements as of June 30, 2006, and for the three and six months then ended, include the results of operations of NextWeb for periods ending after the date of acquisition. The Company valued the common shares issued, for accounting purposes, at $1.06 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, October 4, 2005. All of the NextWeb stock options and warrants were vested and exercised before the acquisition.

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
     As part of the acquisition of NextWeb, the Company issued an aggregate of 706 shares to several employees and former employees of NextWeb pursuant to NextWeb’s bonus plan. The Company valued these shares at $750, based on the Company’s closing price on the American Stock Exchange on the closing date ($1.06 per share).
10. Related Party Transactions
     The Company is a minority shareholder of Certive Corporation (“Certive”). The Company’s chairman of the board of directors, Charles McMinn, is also a significant stockholder of Certive.
     A member of the Company’s board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $56 and $117 during the three and six months ended June 30, 2006, respectively, and $74 and $153 during the three and six months ended June 30, 2005, respectively. Accounts receivables from TelePacific were $18 as of June 30, 2006 and $19 as of December 31, 2005, respectively. L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $0 and $772 to BEA during the three and six months ended June 30, 2006, respectively, and $245 and $278 during the three and six months ended June 30, 2005, respectively. Accounts payable to BEA were $187 and $400 as of June 30, 2006 and December 31, 2005, respectively. Charles Hoffman, the Company’s CEO, is a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company paid $254 to Chordiant during the three and six months ended June 30, 2006, respectively, and $570 and $620 during the three and six months ended June 30, 2005, respectively. There were no accounts payable to Chordiant as of June 30, 2006 and December 31, 2005, respectively.
     The Company believes these transactions were negotiated on an arms-length basis with terms it believes are comparable to transactions that would likely be negotiated with unrelated parties.

11. Sale of Investments
     In August 2000, the Company made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately- held Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. The Company recorded a net realized gain of $9,421 and $16,667, respectively, for the three and six months ended June 30, 2005 as a result of the sale of shares of ACCA. As of June 30, 2006, the Company no longer owned shares in ACCA.
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
     Although the Company recorded net income for the three and six months ended June 30, 2006, it anticipates recording a net loss for the year ending December 31, 2006. Similarly, although the Company recorded net income for the six months ended June 30, 2005, it recorded a net loss for the year ended December 31, 2005. Consequently, the Company made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because it incurred or expect to incur net losses for the corresponding fiscal years.

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
(All dollar and share amounts are presented in thousands, except per share amounts)
Overview
     Our Business
     We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas in 44 states. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local exchange carriers, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, AT&T, Inc. (formerly SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of June 30, 2006, we had approximately 548,000 broadband access end-users and 1,343 VoIP business customers with a combined total of approximately 44,000 VoIP stations.
     We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of June 30, 2006, Wholesale had approximately 469,900 DSL and T-1 lines in service, down from 472,800 lines at the end of June 30, 2005. The majority of our services are sold through our Wholesale segment.
     Our Direct segment sells VoIP, high-speed data connectivity and related value-added services. We sell our business-grade VoIP services primarily through our Direct segment. Direct sells through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of June 30, 2006, Direct had approximately 78,100 DSL and T-1 lines in service, down from 81,600 lines at the end of June 30, 2005. While total lines in service as of June 30, 2006 decreased when compared to June 30, 2005, our total business lines increased by 3.7% and our higher revenue and margin producing T-1 lines increased by 47.1%.
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

     Our Opportunities and Challenges
     Our business is subject to on-going changes in telecommunications technologies, the competitive environment, particularly continued pricing pressure on our consumer-grade services and consolidation among telecom providers, federal and state telecommunications regulations, and our resellers’ changing market strategies. Sales of our stand-alone DSL services have slowed, and we continue to experience churn among our existing end-users due to pricing pressures and other factors. As a result of these market conditions, we have shifted our business model and increased our focus on direct sales of higher-bandwidth data connections, as well as bundled services, which include VoIP and data communications services, to small and medium-sized businesses. We have also developed new products for both our direct and wholesale channels, enabling us to expand our addressable market beyond business broadband and VoIP. These products include line-powered voice access service, or LPVA, which is targeted at the consumer VoIP market (through resellers) and wireless broadband technologies, primarily intended for use by small and medium-sized businesses. In addition, we believe that our focus on small and medium-size businesses enables us to position ourselves as a specialized provider to this market. While we believe we are favorably positioned to take advantage of these market opportunities, it is difficult to predict with a high degree of certainty our ability to grow our sales of these services and in these markets, and whether our sales of these services will offset slowing sales of our stand-alone DSL services.
     Given the facts above and the highly competitive, dynamic and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:
     Efficient use of cash - We concluded the three months ended June 30, 2006 with cash, cash equivalents, restricted cash and cash equivalents and short-term investments in debt securities of $95,305. This balance was comprised of $55,629 in unrestricted cash and cash equivalents, $248 in unrestricted short-term investments in debt securities and $39,428 in restricted cash and cash equivalents. We continue to manage expenditures closely. Our ability to attain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue. We committed to significant capital expenditures in 2006 to enhance our network to provide LVPA services, which will be funded with the proceeds that we obtained from our recently announced strategic agreement with EarthLink, Inc., or EarthLink.
     Efficiently deliver broadband Internet access services to consumers - The delivery of stand-alone high-speed DSL Internet connectivity services by our ISP customers continues to face intense competition from the RBOCs and cable providers like Comcast, Time Warner and Cox Communications, who are aggressively pricing their consumer broadband services, often as part of a bundled service offering. We believe these market conditions continue to place additional pricing pressure on us and our resellers, reduce the number of orders for our services, and cause a higher level of churn among our consumer end-users. For the three and six months ended June 30, 2006, these conditions caused reductions of approximately 12,600 and 25,000, respectively, in our total number of consumer broadband end-users.
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
     Enter and maintain acceptable line-sharing terms with the ILECs - We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 14.2% of our revenues from the sale of our line-shared services. Although the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to enter into and maintain long-term agreements with the RBOCs, like our agreements with AT&T, Verizon and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.
     Expand and diversify our sources of revenue - We continue to take steps to improve our prospects for revenue growth. We continue our efforts to diversify our revenue sources by adding new services such as VoIP and LPVA, expanding on-premise customer services and wireless broadband, as well as by adding new resellers.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our condensed consolidated financial statements:
•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty-four to forty-eight months using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, or CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over a range of twenty-four to forty-eight months.

•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market, determined using the “first-in, first-out” method. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our condensed consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our condensed consolidated financial position, results of operations or cash flows.

•	We perform on-going research and analysis of the applicability of transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which we do business and transaction-based tax experts to determine the extent of our transaction-based tax liabilities. We believe that these activities will be concluded without a material adverse effect on our condensed consolidated financial position and results of operations. In addition, we continue to analyze the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. We believe that the analysis of the probable applicability of these taxes will be concluded without a material adverse effect to our condensed consolidated financial position and results of operations. However, it is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our condensed consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment” , or SFAS 123R. Accordingly, we account for stock-based awards exchanged for employee services based on the fair value of the award. We measure the stock-based compensation cost at the grant-date and recognize such cost over the employee requisite service period. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, or APB 25, and related Interpretations, and provided the required pro-forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” In accordance with APB 25, we did not recognize compensation cost for awards that had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. We elected to adopt the modified prospective transition method as provided by SFAS 123R. Under this transition method, compensation cost recognized in our condensed consolidated statement of operations includes (i) compensation cost for all shared-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated. We currently do not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and because of our net operating loss carryforwards. We capitalize stock-based compensation as part of the cost of our network when we perform major build or enhancement projects. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SEC’s Staff Accounting Bulletin No. 107, or SAB 107, and our prior period pro-forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). We determine the expected life of the options using historical data for options exercised, cancelled after vesting and outstanding. We determine the expected stock price volatility assumption using historical volatility of our common stock over a period equal to the expected life of the option. These assumptions are consistent with our estimates prior the adoption of SFAS 123R. We determine the forfeiture rate using historical pre-vesting cancellation data for all options issued after 2001. Prior to the adoption of SFAS 123R, we accounted for forfeitures upon occurrence.
     Recent Accounting Pronouncements
     In June 2006, the FASB ratified the consensus on Emerging Issues Task Force, or EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Federal Universal Service Fund, or FUSF, contributions and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record transaction-based taxes on a net basis, except for the FUSF charges billed to customers, in our condensed consolidated statements of operations. Should we conclude that such amounts are more appropriately presented on a gross basis, it would have a material impact on total net revenues and cost of sales, although income or loss from operations and net income or loss would not be affected.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal and interim reporting periods beginning January 1, 2007. We believe that the adoption of FIN 48 will not have a significant impact to our financial statements.

     In December 2004, the FASB issued SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statement of operations. On March 29, 2005, the SEC issued SAB 107, which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. We adopted SFAS 123R on January 1, 2006 and the effect of such adoption is discussed below under “stock-based compensation.”.
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
Results of Operations For The Three and Six Months Ended June 30, 2006 and 2005
Revenues, net
     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP and wireless broadband services, monthly subscription billings for high-capacity T-1 circuits sold to our wholesale customers, and to a lesser degree for dial-up services sold to end-users. Because we do not recognize revenues from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three and six months ended June 30, 2006 and 2005 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our net revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing and service disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.
     Our net revenues of $118,535 for the three months ended June 30, 2006 increased by $8,794, or 8.0%, when compared to our net revenues of $109,741 for the three months ended June 30, 2005. This increase was attributable to a $2,866 increase in broadband revenues primarily as a result of adding business end-users to our network, a $4,227 increase in VoIP revenue as a result of adding customers and stations and reducing service credits, a $2,999 increase in wireless broadband revenues as a result of the acquisition of NextWeb, and a $2,915 decrease in customer incentives as a result of fewer additions of consumer end-users,. These increases were offset by a $3,742 decrease in broadband revenues primarily as a result of lower selling prices, and a $471 decrease in other revenues as a result of lower software license royalty revenues related to our operational and support systems.
     Our net revenues of $236,286 for the six months ended June 30, 2006 increased by $18,827, or 8.7%, when compared to our net revenues of $217,459 for the six months ended June 30, 2005. This increase was attributable to a $7,737 increase in broadband revenues primarily as a result of adding business end-users to our network, a $7,698 increase in VoIP revenues as a result of adding customers and stations, a $4,365 increase in wireless broadband revenues as a result of the acquisition of NextWeb, a $3,327 decrease in customer incentives as a result of fewer additions of consumer end-users, and a $80 increase in other revenues as a result of the sale of a software license related to our operational and support systems. These increases were offset by a $4,380 decrease in broadband net revenues primarily as a result of lower selling prices.
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
     Segment Revenues and Significant Customers
     Our segment net revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Wholesale	$78,898	$78,170	$159,982	$154,431
Percent of net revenues	66.6%	71.2%	67.7%	71.0%
Direct	$39,637	$31,571	$76,304	$63,028
Percent of net revenues	33.4%	28.8%	32.3%	29.0%
     Our Wholesale net revenues for the three months ended June 30, 2006 increased by $728, or 0.9%, when compared to the three months ended June 30, 2005. This increase was attributable to a $1,743 increase in broadband revenues primarily as a result of adding business end-users to our network, and a $1,880 decrease in customer incentives as a result of fewer additions of consumer end-users. These increases were offset by a $2,423 decrease in broadband revenues as a result of lower selling prices, and a $472 decrease in other revenues as a result of lower software royalty revenue related to our operational and support systems. Our Direct net revenues for the three months ended June 30, 2006 increased by $8,066, or 25.5%, when compared to the three months ended June 30, 2005. This increase was attributable to a $4,227 increase in VoIP revenues as a result of adding customers and stations, a $2,999 increase in wireless broadband revenues as a result of our acquisition of NextWeb, a $1,123 increase in broadband revenues primarily as a result of adding business end-users to our network, and a $1,035 decrease in customer incentives as a result of fewer additions of consumer end-users. These increases were offset by a $1,318 decrease in broadband revenues primarily as a result of lower selling prices.
     Our Wholesale net revenues for the six months ended June 30, 2006 increased by $5,551, or 3.6%, when compared to the six months ended June 30, 2005. This increase was attributable to a $5,842 increase in broadband revenues primarily as a result of adding business end-users to our network, a $2,044 decrease in customer incentives as a result of fewer additions of consumer end-users, and a $80 increase in other revenues as a result of the sale of a software license related to our operational and support systems. These increases were offset by a $2,415 decrease as a result of lower selling prices. Our Direct net revenues for the six months ended June 30, 2006 increased by $13,276, or 21.1%, when compared to the six months ended June 30, 2005. This increase was attributable to a $7,698 increase in VoIP revenues as a result of adding customers and stations, a $4,365 increase in wireless broadband revenues as a result of our acquisition of NextWeb, a $1,895 increase in broadband revenues primarily as a result of adding business end-users to our network, and a $1,283 decrease in customer incentives as a result of fewer additions of consumer end-users. These increases were offset by a $1,965 decrease in broadband revenues primarily as a result of lower selling prices.
     We had approximately 410 wholesale customers as of June 30, 2006 compared to approximately 400 as of June 30, 2005. The increase in 2006 from 2005 resulted primarily from the addition of smaller resellers. For the three and six months ended June 30, 2006, our 30 largest wholesale customers collectively comprised 91.5% and 90.6%, respectively, of our total wholesale net revenues, and 60.9% and 61.4%, respectively, of our total net revenues. For the three and six months ended June 30, 2005, our 30 largest wholesale customers collectively comprised 92.1% and 92.2%, respectively, of our total wholesale net revenues, and 65.6% and 65.5%, respectively, of our total net revenues. As of June 30, 2006 and December 31, 2005, receivables from these customers collectively comprised 61.7% and 56.3%, respectively, of our gross accounts receivable balance.
     Two of our wholesale customers, EarthLink and AT&T, accounted for 11.5% and 14.4%, respectively, of our total net revenues for the three months ended June 30, 2006. These customers accounted for 11.8% and 14.5%, respectively, of our total net revenues for the six months ended June 30, 2006. These customers accounted for 15.2% and 16.8%, respectively, of our total net revenues for the three months ended June 30, 2005. For the six months ended June 30, 2005, they accounted for 15.6% and 16.7%, respectively, of our total net revenues. Amounts owed to us from these customers totaled 12.7% and 13.2%, respectively, of our gross accounts receivables as of June 30, 2006. As of December 31, 2005, amounts owed to us from these customers totaled 15.3% and 10.2%, respectively, of our gross accounts receivables. AT&T Corp. was recently acquired by SBC, one of the largest RBOCs and one of our wholesale customers. The combined entity is now called AT&T, Inc. At this time, we cannot reliably predict the effects of this transaction on our revenues derived from AT&T, Inc., or the timing of any such effects.
     On May 27, 2005, we entered into an agreement with EarthLink to develop and deploy our LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment. As we provide the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with our revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to our condensed consolidated financial statements) and are offset by the prepayment to the extent of EarthLink’s right to do so under the agreement. We categorize a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services that EarthLink will purchase, and the actual amount sold during this period may be greater or less than this estimated amount. In addition, on March 15, 2006, we entered into a strategic agreement with EarthLink to build and deploy our LPVA services in eight additional cities. The transaction contemplated by such agreement was consummated on March 29, 2006. We do not anticipate significant revenues from LPVA until 2007.
     We had over 78,100 direct end-users as of June 30, 2006 compared to approximately 81,600 as of June 30, 2005. As of June 30, 2006, we had 1,343 VoIP business customers with a combined total of approximately 44,000 stations utilizing our VoIP services as compared to 870 VoIP business customers with a combined total of approximately 29,900 stations as of June 30, 2005.

     Wholesaler Financial Difficulties
     Some of our customers who were essentially current in their payments for our services prior to June 30, 2006, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of June 30, 2006, may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 12.4% and 12.3% of our total net revenues for the three and six months ended June 30, 2006, respectively, and 7.7% and 7.6% of our total net revenues for the three and six months ended June 30, 2005, respectively. As of June 30, 2006 and December 31, 2005, amounts owed to us from these customers comprised 14.0% and 13.8% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to June 30, 2006, revenues from such customers will only be recognized when cash is collected, as described above.
Operating Expenses
     Operating expenses include cost of sales, benefit from transaction tax adjustment, selling, general and administrative expenses, depreciation and amortization expenses, and provision for restructuring and post-employment benefits.
     Our total operating expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Amount	$104,463	$135,358	$231,176	$269,630
Percent of net revenues	88.1%	123.3%	97.8%	124.0%
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office spaces, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.
     Our cost of sales was as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Amount	$80,802	$76,240	$160,739	$148,989
Percent of net revenues	68.2%	69.5%	68.0%	68.5%
     Our cost of sales for the three months ended June 30, 2006 increased by $4,562, or 6.0%, when compared to the three months ended June 30, 2005. This increase was primarily attributable to increases in network costs of $3,975 and labor and other related operating expenses of $926 as a result of the addition of broadband business, VoIP and wireless subscribers to our network. In addition, our network costs for the three months ended June 30, 2006 increased by $2,431 as a result of regulatory rate adjustments to certain of our network elements and by $1,925 as a result of lower recoveries from billing disputes with our telecommunication vendors. Furthermore, our cost of sales for the three months ended June 30, 2006 increased by $342 as a result of expensing the cost of stock-based compensation. These increases were partially offset by a $2,511 decrease in the cost of equipment sold as a result of lower consumer installations and improved inventory management, a $1,819 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives, and a $484 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunications vendors. During the three months ended June 30, 2006, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and increased our net income by $1,679, or $0.00 per share, for the three months ended June 30, 2006. As previously reported, during the three months ended June 30, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $1,444, or $0.01 per share, for the three months ended June 30, 2005.

     Our cost of sales for the six months ended June 30, 2006 increased by $11,750, or 7.9%, when compared to the six months ended June 30, 2005. This increase was primarily attributable to increases in network costs of $10,543 and labor and other related operating expenses of $695 as a result of the addition of broadband business, VoIP and wireless subscribers to our network. In addition, our network costs for the six months ended June 30, 2006 increased by $3,037 as a result of regulatory rate adjustments to certain of our network elements and by $2,613 as a result of lower recoveries from billing disputes with our telecommunication vendors. Furthermore, our cost of sales for the six months ended June 30, 2006 increased by $612 as a result of expensing the cost of stock-based compensation. These increases were partially offset by a $4,514 decrease in the cost of equipment sold as a result of lower consumer installations and improved inventory management, a $1,435 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives, and a $1,042 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunications vendors. During the six months ended June 30, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and increased our net income by $2,537, or $0.01 per share, for the six months ended June 30, 2006. As previously reported, during the six months ended June 30, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $3,830, or $0.01 per share, for the six months ended June 30, 2005.
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
     Our cost of sales was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Wholesale Segment	$45,712	$46,309	$91,946	$94,007
Direct Segment	23,762	20,259	46,053	38,078
Corporate Operations	11,328	9,672	22,740	16,904

Total	$80,802	$76,240	$160,739	$148,989

     Our cost of sales for the Wholesale segment for the three months ended June 30, 2006 decreased by $597, or 1.3%, when compared to the three months ended June 30, 2005. This decrease was primarily attributable to a decrease in cost of equipment of $2,511 as a result of lower consumer installations and improved inventory management, and a $1,304 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives, offset by a $3,219 increase in network costs as a result of regulatory rate adjustments to certain of our network elements, and lower recoveries from billing disputes with our telecommunication vendors. Our cost of sales for the Direct segment for the three months ended June 30, 2006 increased by $3,503, or 17.3%, when compared to the three months ended June 30, 2005. This increase was primarily due to an increase in network costs of $3,484 as a result of the addition of broadband business, VoIP and wireless subscribers to our network, regulatory rate adjustments to certain of our network elements, and lower recoveries from billing disputes with our telecommunication vendors. Our cost of sales for Corporate Operations for the three months ended June 30, 2006 increased by $1,656, or 17.1%, when compared to the three months ended June 30, 2005. This increase was primarily attributable to a $1,629 increase in network costs, a $452 increase in labor and other operating expenses as a result of adding capacity to our network, and $281 as a result of expensing the cost of stock-based compensation. These increases were partially offset by a $484 decrease in network costs as a result of the expiration of purchase commitment contracts with certain vendors. During the three months ended June 30, 2006, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $1,679 for the three months ended June 30, 2006. As previously reported, during the three months ended June 30, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by approximately $1,444 for the three months ended June 30, 2005.
     Our cost of sales for the Wholesale segment for the six months ended June 30, 2006 decreased by $2,061, or 2.2%, when compared to the six months ended June 30, 2005. This decrease was primarily attributable to a decrease in cost of equipment of $4,514 as a result of lower consumer installations and improved inventory management, and a $3,462 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. These decreases were partially offset by a $5,765 increase in network costs due to regulatory rate adjustments and lower recoveries from billing disputes with our telecommunication vendors. Furthermore, cost of sales for the Wholesale segment increased by $151 as a result of expensing the cost of stock-based compensation. Our cost of sales for the Direct segment for the six months ended June 30, 2006 increased by $7,975, or 20.9%, when compared to the six months ended June 30, 2005. This increase was primarily attributable to increases in network costs of $7,728 and labor and other related operating expenses of $247 as a result of the addition of broadband business, VoIP and wireless subscribers to our network, and $36 as a result of expensing the cost of stock-based compensation. Our cost of sales for Corporate Operations for the six months ended June 30, 2006 increased by $5,836, or 34.5%, when compared to the six months ended June 30, 2005. This increase was primarily attributable to a $2,700 increase in network costs and a $2,511 increase in labor and other operating expenses as a result of adding capacity to our network, and an increase of $425 as a result of expensing the cost of stock-based compensation. These increases were partially offset by a $1,042 decrease in network costs as a result of the expiration of purchase commitment contracts with certain vendors. During the six months ended June 30, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $2,537 for the six months ended June 30, 2006. As previously reported, during the six months ended June 30, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by approximately $3,830 for the six months ended June 30, 2005.
     Benefit from Transaction Tax Adjustment
     In 2004, we ceased the accrual of the Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because we determined we should not be subject to this tax. The determination was based on our revised interpretation of the applicability of the tax. We believe that such determination prospectively removed the “probable” condition required by SFAS 5 to accrue a contingent liability. We did not reverse the liability of approximately $19,455 that was previously accrued, because we believe that the liability was properly recorded based upon our interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. We believe that the criteria for derecognizing the liability for the tax are met when one of the following occurs: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that we are not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations.
     On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. We believe that the purchases, for which the FET accrual was provided, do not fall under the definition of local telephone service. Therefore, we have determined that (i) the issuance of Notice 2006-50 by the IRS resolved the uncertainty around the applicability of the tax to certain telecommunications services, and (ii) is one of the criteria stated above that support our conclusion for derecognizing the accrued liability of $19,455. Consequently, we derecognized such liability during the three months ended June 30, 2006. For the three and six months ended June 30, 2006, the benefit increased our net income by $19,455, or $0.06 and $0.07 per share, respectively.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.
     Our selling, general and administrative expenses were as follows:

	Three months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Amount	$31,889	$41,492	$66,854	$83,866
Percent of net revenues	26.9%	37.8%	28.3%	38.6%
     Our selling, general and administrative expenses for the three months ended June 30, 2006, decreased by $9,603, or 23.1%, when compared to the three months ended June 30, 2005. This decrease was primarily attributable to a $2,676 decrease in marketing and related expenses, a $3,637 decrease in employee compensation and related operating expenses and a $2,433 decrease in contract labor and professional services, as a result of a decrease in headcount and cost containment initiatives. These decreases were partially offset by a $496 increase in employee compensation as a result of expensing the cost of stock-based compensation. During the three months ended June 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes as result of the expiration of the statute of limitations. These changes in accounting estimates decreased our selling, general and administrative expenses and increased our net income by approximately $1,346, or $0.00 per share, during the three months ended June 30, 2006.
     Our selling, general and administrative expenses for the six months ended June 30, 2006, decreased by $17,012, or 20.3%, when compared to our selling, general and administrative expenses for the six months ended June 30, 2005. This decrease was primarily attributable to a $6,416 decrease in marketing and related expenses, a $6,663 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $3,409 decrease in professional services primarily as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities. These decreases were partially offset by a $889 increase in employee compensation as a result of expensing the cost of stock-based compensation. In addition, during the six months ended June 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes as a result of the expiration of the statute of limitations. These changes in accounting estimates decreased our selling, general and administrative expenses and increased our net income by $1,346, or $0.00 per share, during the six months ended June 30, 2006. During the six months ended June 30, 2005, we reduced our estimated liabilities for property and employment-related taxes because we determined we do not owe some of these taxes. These changes in accounting estimates reduced our selling, general and administrative expenses and our net loss by approximately $117, or $0.00 per share, during the six months ended June 30, 2005.
     We expect our total selling, general and administrative expenses to decrease in future periods primarily as a result of recently implemented cost reduction initiatives which included a substantial reduction in our workforce. We expect these benefits to reduce our selling, general and administrative expenses in 2006 when compared to 2005.
     Our selling, general and administrative expenses were allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Wholesale Segment	$2,052	$2,387	$4,281	$4,325
Direct Segment	10,153	13,443	20,556	27,135
Corporate Operations	19,684	25,662	42,017	52,406

Total	$31,889	$41,492	$66,854	$83,866

     Our selling, general and administrative expenses for the Wholesale segment for the three months ended June 30, 2006 decreased by $335, or 14.0%, when compared to the three months ended June 30, 2005. This decrease was primarily attributable to a decrease in labor, and other operating expenses as a result of a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for the Direct segment for the three months ended June 30, 2006 decreased by $3,290, or 24.5%, when compared to the three months ended June 30,

2005. This decrease was primarily attributable to a $2,595 decrease in marketing expenses and a $694 decrease in labor, including stock-based compensation and other operating expenses as a result of a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for the three months ended June 30, 2006 decreased by $5,978, or 23.3%, when compared to the three months ended June 30, 2005. This decrease was primarily attributable to a $2,571 decrease in labor and other operating expenses, and a $2,433 decrease in professional expenses, as a result of a decrease in headcount and cost containment initiatives, offset by a $370 increase in employee compensation as a result of expensing the cost of stock-based compensation. During the three months ended June 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes. This change in accounting estimate decreased our selling, general and administrative expenses and increased our net income by approximately $1,346, or $0.00 per share, during the three months ended June 30, 2006.
     Our selling, general and administrative expenses for the Wholesale segment for the six months ended June 30, 2006 decreased by $44, or 1.0%, when compared to the six months ended June 30, 2005. This decrease was attributable to a $170 decrease in marketing expenses, and a $150 decrease in labor and other related operating expenses as a result of lower headcount and cost containment initiatives, offset by a $276 increase in employee compensation as a result of expensing the cost of stock based compensation. Our selling, general and administrative expenses for the Direct segment for the six months ended June 30, 2006 decreased by $6,579, or 24.3%, when compared to the six months ended June 30, 2005. This decrease was attributable to a $ 6,319 decrease in marketing expenses, and a $288 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for the six months ended June 30, 2006 decrease by $10,389, or 19.8%, when compared to the six months ended June 30, 2005. This decrease was attributable to a $6,220 decrease in labor and other operating expenses as a result of a decrease in headcount and cost containment initiatives, and a $3,409 decrease in professional services as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities. These decreases were partially offset by a $584 increase in employee compensation as a result of expensing the cost of stock-based compensation. In addition, during the six months ended June 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes. This change in accounting estimate decreased our selling, general and administrative expenses and increased net income by $1,346, or $0.00 per share, during the six months ended June 30, 2006. As previously reported, during the six months ended June 30, 2005, we reduced our estimated liabilities for property and employment-related taxes because we determined we do not owe some of these taxes. These changes in accounting estimates reduced our selling, general and administrative expenses and our net loss by approximately $117, or $0.00 per share, during the six months ended June 30, 2005.
     Stock-Based Compensation
     As a result of adopting SFAS 123R, our net income for the three and six months ended June 30, 2006 includes $837 ($0.00 per share) and $1,501 ($0.01 per share), respectively, of stock-based compensation. $456 and $781, respectively, relates to the Company’s employee stock option plans, and $381 and $720, respectively, relates to the Company’s employee stock purchase plan. The total stock-based compensation for the three and six months ended June 30, 2006, consisted of $341 and $612, respectively, in cost of sales, and $496 and $889, respectively, in selling, general and administrative expenses. We did not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. For the three and six months ended June 30, 2006, we capitalized a portion of our stock-based compensation cost, or approximately $8. Refer to Note 7, “Stock-Based Compensation,” to our condensed consolidated financial statements for additional information on our adoption of SFAS 123R.
     Depreciation and Amortization
     Our depreciation and amortization of property and equipment, or depreciation, was $8,080 for the three months ended June 30, 2006, a decrease of $4,829, or 37.4%, over our depreciation of $12,909, for the three months ended June 30, 2005. Our depreciation was $16,728 for the six months ended June 30, 2006, a decrease of $9,966, or 37.3%, over the depreciation of $26,694 for the six months ended June 30, 2005. The decrease in depreciation resulted primarily from certain assets becoming fully depreciated.

     Our amortization of intangible assets, or amortization, was $2,636 for the three months ended June 30, 2006, a decrease of $2,081, or 44.1%, over the amortization of $4,717 for the three months ended June 30, 2005. Our amortization was $5,036 for the six months ended June 30, 2006, a decrease of $5,045, or 50.0%, over the amortization of $10,081 for the six months ended June 30, 2005. The decrease in amortization resulted from certain assets becoming fully amortized, offset by expenditures related to our network augmentation.
     We expect our depreciation and amortization to decrease in 2006 when compared to 2005 as historical assets continue to become fully depreciated, but this will be partially offset as we add more broadband and VoIP end-users to our network, purchase additional equipment so that we can offer new services such as LPVA, and amortize the value of the customer relationships related to our acquisition of NextWeb. We expect our depreciation and amortization to increase in 2007 when compared to 2006 primarily as a result of our anticipated completion of the LPVA build out in 2006. As explained above, we do not allocate depreciation and amortization expense to our business segments.
     Provision for Restructuring and Post-Employment Benefits
     During the three and six months ended June 30, 2006, we reduced our workforce by approximately 30 and 48 employees, respectively, or 2.9% and 4.6% of our workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with our reductions in force during the three and six months ended June 30, 2006, we recorded employee severance benefits of $511 and $1,274, respectively. For the three and six months ended June 30, 2006, $156 and $156, respectively, of these expenses related to our Wholesale segment and $226 and $226, respectively, related to our Direct segment. The remaining expenses associated with these reductions in force during the three and six months ended June 30, 2006 of $129 and $892, respectively, were related to our Corporate Operations. We did not record restructuring expenses during the three and six months ended June 30, 2005. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods.
Other Income (Expense)
     Net Interest Expense
     Our net interest expense was $1,605 and $1,950 for the three and six months ended June 30, 2006, respectively. Net interest expense for the three and six months ended June 30, 2006 consisted primarily of interest expense on our 3% convertible senior debentures due 2024 and our 12% senior secured convertible note issued in March 2006, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense during the three and six months ended June 30, 2005 consisted principally of interest expense on our 3% convertible senior debentures due 2024, less interest income earned on our cash, cash equivalents and short-term investments in debt securities balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures, our 12% senior secured convertible note, and our credit facility, partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.
     Investment Gains
     In August 2000, we made an equity investment in ACCA Networks Co., Ltd., or ACCA, a privately-held, Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. We recorded a net realized gain of $9,421 and $16,667 for the three and six months ended June 30, 2005, respectively, as a result of the sale of shares of ACCA during the three and six months ended June 30, 2005. We did not recognize similar gains for the three and six months ended June 30, 2006.
     Gain on Deconsolidation of Subsidiary
     We recognized a gain of $53,963 for the six months ended June 30, 2005 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 4, under “Other Restructuring Activities,” to our condensed consolidated financial statements for additional information on such gains. We did not recognize similar gains for the three and six months ended June 30, 2006.

Income Taxes
     Although we recorded net income for the three and six months ended June 30, 2006, we anticipate recording a net loss for the year ending December 31, 2006. Similarly, although we recorded net income for the six months ended June 30, 2005, we recorded a net loss for the year ended December 31, 2005. Consequently, we made no provision for income taxes in any period presented in the accompanying condensed consolidated financial statements because we incurred or expect to incur net losses for the corresponding fiscal years.
Related Party Transactions
     We are a minority shareholder of Certive Corporation, or Certive. Our chairman of the board of directors, Charles McMinn, is also a stockholder of Certive.
     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications, Inc., or TelePacific, one of our resellers. We recognized revenues from TelePacific of $56 and $117 during the three and six months ended June 30, 2006, respectively, and $74 and $153 during the three and six months ended June 30, 2005, respectively. Accounts receivables from TelePacific were $18 as of June 30, 2006 and $19 as of December 31, 2005. L. Dale Crandall, one of our directors, is also a director of BEA Systems, or BEA, one of our vendors. We paid $0 and $772 to BEA during the three and six months ended June 30, 2006, respectively, and $245 and $278 during the three and six months ended June 30, 2005, respectively. Accounts payable to BEA were $187 and $400 as of June 30, 2006 and December 31, 2005, respectively. Charles Hoffman, our CEO, is a director of Chordiant Software, or Chordiant, one of our vendors. We paid $254 and $254 to Chordiant during the three and six months ended June 30, 2006, respectively, and $570 and $620 during the three and six months ended June 30, 2006, respectively. There were no accounts payable to Chordiant as of June 30, 2006 and December 31, 2005, respectively.
     We believe these transactions were negotiated on an arms-length basis with terms we believe are comparable to transactions that would likely be negotiated with unrelated parties.
Liquidity and Capital Resources
     Over the last five years we have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internally used software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. We expect that in future periods our expenditures related to the purchase of infrastructure equipment necessary for the expansion of our networks and the development of new regions will increase as we incur additional expenditures in conjunction with our planned ongoing deployment of LPVA and wireless broadband services. We also expect that incremental, or “success-based,” expenditures related to the addition of subscribers in existing regions, and expenditures related to the offering of new services, will increase based on the number of new subscribers and types of new services that we add to our network.
     Our cash and cash equivalents balance for the six months ended June 30, 2006 decreased by $28,662. The change in cash and cash equivalents was as follows:

	Six months ended June 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$(38,067)	$(20,301)
Investing activities	(47,748)	16,042
Financing activities	57,153	1,844

Total	$(28,662)	$(2,415)

Operating Activities
     Net cash used in our operating activities for the six months ended June 30, 2006 increased by $17,766 when compared to the six months ended June 30, 2005. This increase was attributable to a $33,538 redemption of our collateralized deposit liability with AT&T, and the net change in our other operating assets and liabilities of $7,808, offset by an improvement in our net income, adjusted for non-cash and non-operating items, of $23,580. The net change in our operating assets and liabilities was primarily as a result of a $12,565 decrease in collateralized and other customer deposits as a result of applying such deposits towards accounts receivable balances, and a $6,129 increase in accounts receivable due to the timing of receipts from our wholesale customers, partially offset by a $7,368 increase in other current liabilities due to the timing of payments to our vendors, and a $3,392 decrease in inventories and prepaid and other assets. We expect to continue to use cash in our operating activities in the short-term, primarily as a result of our operational expenses and our product, sales and marketing activities to promote our broadband, VoIP and wireless services.
     We expect our core business cash usage in our operating activities to continue to improve in 2006, primarily as a result of our anticipated growth in our net revenues and the effect of our recent reduction in workforce and other cost reduction initiatives, and various initiatives during 2005 that improved our VoIP operations. These improvements will be partially offset by product, sales and marketing expenses to promote our broadband, wireless and VoIP services.
Investing Activities
     Our investing activities consist primarily of purchases, maturities and sales of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash used in our investing activities for the six months ended June 30, 2006 increased by $63,790 when compared to the six months ended June 30, 2005. This increase was primarily attributable to a $28,763 increase in restricted cash and cash equivalents primarily as a result of our commitment to use funds received from EarthLink exclusively for the expansion of our LPVA services, a $17,148 decrease in the proceeds from the sale of our equity securities, $13,446 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities, $3,187 from the net cash effect of our acquisition of NextWeb and a $745 decrease in other long term assets due to an increase in deferred charges.
     We expect that in 2006 our incremental expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network. In addition, as discussed above, we will incur additional capital expenditures in conjunction with our planned ongoing deployment of LPVA under our agreement with EarthLink, and wireless broadband services.
Financing Activities
     Our financing activities consist primarily of proceeds from long-term debt, borrowings from our credit facility with Silicon Valley Bank, the issuance of our common stock, including issuances under our employee stock-based compensation plans, and the repayment of long-term debt. Net cash provided by our financing activities for the six months ended June 30, 2006 increased by $55,309 when compared to the six months ended June 30, 2005. This increase was primarily attributable to proceeds received from the sale of a 12% senior secured convertible note and our common stock to EarthLink in the amount of approximately $48,086, net of transaction and issuance costs, in connection with the agreement for the expansion of our LPVA services (see Note 5 of the Notes to our consolidated Financial Statements for a description of the EarthLink transaction), $6,100 of proceeds from a draw on our credit facility, and a $2,465 increase in proceeds from the issuance of our common stock, primarily from the exercise of employee stock options, partially offset by a $1,031 repayment of NextWeb’s long term debt, and $651 in issuance costs related to our credit facility with Silicon Valley Bank. We expect that for the remainder of 2006 our net cash from financing activities will be primarily related to borrowings under and repayments of the revolving line of credit that we entered into with Silicon Valley Bank in April 2006, and the issuance of common stock under our employee stock-based compensation plans.
Liquidity
     We have incurred losses and negative cash flows from operations for the last several years and have an accumulated deficit of $1,714,928 as of June 30, 2006. For the six months ended June 30, 2006, we recorded net income of $3,193 and negative cash flow from operations of $38,067. As of June 30, 2006, we had $55,629 in unrestricted cash and cash equivalents, $248 in unrestricted short-term investments, and $39,428 in restricted cash and cash equivalents. The sum of these balances amounted to $95,305. During the fourth quarter of 2005, we reduced our total workforce by approximately 13.6% to improve our cost structure. In addition, we incurred expenditures in 2005 to automate several of our business processes and make them more cost effective. Furthermore, as described above, in April 2006 we obtained a $50,000 revolving credit facility with a local bank. As a result of these actions we expect that we will have sufficient liquidity to fund our operations at least through June 30, 2007. However, adverse business, legal, regulatory or legislative developments may require us to raise additional capital or obtain funds from debt financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and we are unable to raise additional capital or obtain additional liquidity, our financial condition will be adversely affected.
     On April 12, 2006, we redeemed our collateralized customer deposit liability with AT&T for $33,538. As a result of the redemption, the collateralized customer deposit liability and several of our agreements with AT&T have been terminated and AT&T has relinquished its related liens on our assets.
     In conjunction with the redemption described above, on April 13, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At our option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins, and matures on April 13, 2008. As collateral for the loan under the Loan Agreement, we have granted security interests in substantially all of our real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. We have also provided a negative pledge on our intellectual property. As of June 30, 2006, we had an outstanding principal balance of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%, and an unused amount of $40,450 on this loan. Borrowings under the facility are limited by an amount of our eligible accounts receivable. As of June 30, 2006, we had $38,299 of funds available under the credit facility as a result of the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.
     The Loan Agreement imposes various limitations on us, including without limitation, on our ability to: (i) transfer all or any part of our businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of our properties; (iv) pay dividends or make any other distribution on or purchase of, any of our capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $25,000 in 2006, and $30,000 in 2007, subject to certain exceptions, such as capital expenditures that are funded by a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to our business. In addition, the Loan Agreement requires us to maintain specified liquidity ratios and tangible net worth levels.
     We expect to use additional cash resources primarily to increase sales and marketing activities as we continue to expand the offering of VoIP and LPVA services. The amount of this additional usage of cash to expand the offering of these services will depend in part on our ability to control incremental selling, general and administrative expenses, the amount of capital expenditures that is required to grow the subscriber base, development of operating support systems and software, and our ability to generate demand for these services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

     Our cash requirements for 2006 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:
•	contractual milestones in the deployment of our LPVA services with EarthLink;

•	our continuing ability to obtain access to ILEC facilities, including telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including any expansion of wireless services;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	number of regions entered and the timing of entry and services offered.
Contractual Cash Obligations
     Our contractual debt, lease and purchase obligations as of June 30, 2006 for the next five years, and thereafter, were as follows:

	2006	2007-2008	2009-2010	Thereafter	Total
3% convertible senior debentures	$—	$—	$125,000	$—	$125,000
12% senior secured convertible note	—	—	—	40,000	40,000
Bank loan	6,100	—	—	—	6,100
Interest on notes payable	6,625	17,100	10,381	1,000	35,106
Capital leases	130	384	92	3	609
Office leases	2,534	9,766	5,615	480	18,395
Other operating leases	659	1,806	673	43	3,181
Purchase obligations	2,788	6,300	—	—	9,088

	$18,836	$35,356	$141,761	$41,526	$237,479

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
     Effective April 1, 2006, we entered into an agreement to extend the terms of our office lease in Atlanta, Georgia. The extension is for a period of one year which commences on April 1, 2006. The extension of the lease increased our lease commitments by approximately $99.
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of June 30, 2006, we were not involved in any SPE transactions.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
(All dollar amounts are presented in thousands)
     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate and short-term nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of June 30, 2006 is fixed-rate debt.
     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of June 30, 2006:

	Carrying Value	Interest Rate
Cash and cash equivalents	$55,629	2.63%
Short-term investments in debt securities	248	0.01%
Restricted cash and cash equivalents	39,428	1.94%

	$95,305	4.58%

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
     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative lawsuit against our current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on behalf of the company from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek to invalidate our election of directors in 2002, 2003 and 2004 because they claim that our proxy statements were misleading. On May 9, 2006, the court dismissed several of the claims for breach of fiduciary duty as well as the claims relating to our proxy statements. The court also determined that Mr. Khanna could no longer serve as a plaintiff in this matter. The litigation with respect to the remaining claims is still pending, and we are unable to predict the outcome of this lawsuit.

     We are also a party to a variety of other pending or threatened legal proceedings as either plaintiff or defendant, or are engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We do not believe the ultimate outcome of these matters will have a material impact on our condensed consolidated financial position, results of operations, or cash flows. However, litigation is inherently unpredictable and there is no guarantee we will prevail or otherwise not be adversely affected.
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
     For instance, over the last several years the FCC has made substantial changes to the regulatory environment in which we operate. The FCC’s August 21, 2003 Triennial Review order and its release of further changes on February 4, 2005, limited, and in some cases eliminated our access to some of the network elements that we use to operate our business. These orders were challenged by several parties, but in June 2006 the U.S. Court of Appeals for the District of Columbia affirmed the FCC’s rules. Where we no longer have regulated access to network elements, our costs are likely to increase as a result of these orders and we may be unable to profitably offer some of our services. We may be unable to adapt to the changed regulatory environment, in its current form, or to future changes, whether resulting from these orders or from subsequent action by Congress, state legislatures, the courts, the FCC or other regulatory authorities.
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
     The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 60.9% and 61.4%, respectively, of our net revenue for the three and six months ended June 30, 2006. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.

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
Failure to complete development, upgrades, testing and introduction of new services, including VoIP services, could affect our ability to compete in the industry.
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
     We must increase the volume of Internet, data and voice transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not add new customers and maintain our relationships with current customers, we may not be able to substantially increase traffic on our network, which would adversely affect our ability to become profitable. To accomplish this strategy, we must, among other things:
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
     Our growth has placed, and will continue to place, significant demands on our management and operations. We expect to implement system upgrades, new software releases and other enhancements which cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers’ expectations. We expect these demands may require increased outsourcing of Covad functions to third parties. We may be unable to do this successfully, in which case we could experience an adverse effect on our financial performance.

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
     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $50,020 as of June 30, 2006. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.
We must pay federal, state and local taxes and other surcharges on our service, the applicability and levels of which are uncertain.
     Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services. Interstate surcharges include FUSF and Common Carrier Regulatory Fees. In addition, state regulators impose similar surcharges and fees on intrastate services and the applicability of these surcharges and fees to our services is uncertain in many cases. The division of our services between interstate and intrastate services, and between services that are subject to surcharges and fees and those that are not, is a matter of interpretation and may in the future be contested by the FCC or state authorities. The FCC is currently considering the nature of Internet service provider-bound traffic and new interpretations or changes in the characterization of jurisdictions or service categories could cause our payment obligations, pursuant to the relevant surcharges, to increase or result in liabilities. For example, the FCC recently determined that, beginning in the fourth quarter of 2006, carriers will be required to collect FUSF on VoIP services, which will increase the amount that our customers pay for our service. In addition, periodic revisions by state and federal regulators of the applicable surcharges may increase the surcharges and fees we currently pay. In addition, we may be required to pay certain state taxes, including sales taxes, depending on the jurisdictional treatment of the services we offer. The amount of those taxes could be significant, depending on the extent to which the various states choose to tax our services.
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
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     On June 15, 2006 we held our Annual Meeting of Stockholders. Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.
     Proposal 1 — The election of three Class I directors to serve on our Board of Directors for a term to expire at the third succeeding annual meeting (expected to be the 2009 annual meeting) and until their successors are elected and qualified.

Name	For	Withheld
Larry Irving	237,823,864	15,758,314
Richard Jalkut	236,123,998	17,458,180
Daniel Lynch	236,122,889	17,459,289
     Proposal 2 — Ratification of independent registered public accounting firm, PricewaterhouseCoopers LLP, for the 2006 fiscal year: 250,829,036 votes in favor, 1,067,636 votes against and 1,685,505 votes abstained.
ITEM 5. Other Information
     None.

ITEM 6. Exhibits

Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.1	Change in Control Agreement between Covad Communications Group, Inc. and Patrick Bennett	8-K	001-32588	8/1/06	10.1

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a) Certification Pursuant to 18					X

32.1*	U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman
President, Chief Executive
Officer and Director
Date: August 3, 2006

	By:	/s/ CHRISTOPHER DUNN

Christopher Dunn
Senior Vice President and
Date: August 3, 2006		Chief Financial Officer

Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.1	Change in Control Agreement between Covad Communications Group, Inc. and Patrick Bennett	8-K	001-32588	8/1/06	10.1

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a) Certification Pursuant to 18					X

32.1*	U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.