Form 10-Q
period 2006-09-30
COVAD COMMUNICATIONS GROUP INC
filed 2006-11-03
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of November 1, 2006 there were 295,676,977 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar and share amounts are presented in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2006	2005
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$45,269	$84,291
Short-term investments in debt securities	12,687	12,210
Restricted cash and cash equivalents	24,674	5,503
Accounts receivable, net	35,075	28,074
Unbilled revenues	3,586	3,326
Inventories	3,540	5,245
Prepaid expenses and other current assets	2,852	2,400

Total current assets	127,683	141,049
Property and equipment, net	87,628	71,663
Collocation fees and other intangible assets, net	23,903	20,715
Goodwill	50,002	36,626
Deferred costs of service activation	25,304	25,456
Deferred debt issuance costs, net	4,292	3,223
Other long-term assets	1,753	1,849

Total assets	$320,565	$300,581

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,803	$23,331
Accrued compensation	15,469	16,277
Accrued collocation and network service fees	15,686	14,583
Accrued transaction-based taxes	10,292	30,159
Collateralized and other customer deposits	3,438	33,230
Unearned revenues	7,066	6,500
Loan payable to bank	6,100	—
Other accrued liabilities	9,372	9,137

Total current liabilities	99,226	133,217
Long-term debt	167,240	125,000
Collateralized and other long-term customer deposits	2,441	16,912
Unearned revenues	41,308	43,758
Other long-term liabilities	1,926	1,863

Total liabilities	312,141	320,750

Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common Stock, $0.001 par value; 590,000 shares authorized; 295,655 shares issued and outstanding at September 30, 2006 (268,353 shares issued and outstanding at December 31, 2005)	296	268
Common Stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	1,731,748	1,697,686
Deferred stock-based compensation	—	(5)
Accumulated other comprehensive income	8	3
Accumulated deficit	(1,723,628)	(1,718,121)

Total stockholders’ equity (deficit)	8,424	(20,169)

Total liabilities and stockholders’ equity (deficit)	$320,565	$300,581

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues, net	$118,562	$112,069	$354,848	$329,528
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	83,410	84,497	244,149	233,486
Benefit from federal excise tax adjustment	—	—	(19,455)	—
Selling, general and administrative	31,259	39,513	98,113	123,379
Depreciation and amortization of property and equipment	8,210	12,040	24,938	38,734
Amortization of collocation fees and other intangible assets	2,502	3,998	7,538	14,079
Provision for restructuring and post-employment benefits	186	—	1,460	—

Total operating expenses	125,567	140,048	356,743	409,678

Loss from operations	(7,005)	(27,979)	(1,895)	(80,150)

Other income (expense):
Interest income	959	1,072	3,063	3,029
Gain on sale of equity securities	—	12,177	—	28,844
Gain on deconsolidation of subsidiary	—	—	—	53,963
Interest expense	(2,730)	(1,243)	(6,784)	(3,775)
Miscellaneous income, net	76	168	109	255

Other income (expense), net	(1,695)	12,174	(3,612)	82,316

Net income (loss)	$(8,700)	$(15,805)	$(5,507)	$2,166

Earnings (loss) per common share:
Basic	$(0.03)	$(0.06)	$(0.02)	$0.01

Diluted	$(0.03)	$(0.06)	$(0.02)	$0.01

Weighted-average number of common shares outstanding used in computing earnings (loss) per common share:
Basic	295,604	266,412	288,435	264,731

Diluted	295,604	266,412	288,435	270,342

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts are presented in thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating Activities:
Net income (loss)	$(5,507)	$2,166

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for bad debts, net	144	224
Benefit from federal excise tax adjustment	(19,455)	—
Depreciation and amortization	32,476	52,813
Loss on disposition of property and equipment	—	25
Stock-based compensation expense (reversal)	2,337	(833)
Amortization of deferred customer incentives	569	1,229
Amortization of deferred debt issuance costs	1,215	756
Accretion of interest on investments, net	(138)	(306)
Gain on sale of equity securities	—	(28,844)
Gain on deconsolidation of subsidiary	—	(53,963)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	(6,713)	(2,314)
Unbilled revenues	(260)	(64)
Inventories	1,706	(1,518)
Prepaid expenses and other current assets	30	(555)
Deferred costs of service activation	152	2,968
Accounts payable	7,368	2,351
Collateralized and other customer deposits	(10,725)	296
Redemption of collateralized customer deposit	(33,538)	—
Other current liabilities	(59)	(3,480)
Unearned revenues	(2,280)	(4,840)

Net cash used in operating activities	(32,678)	(33,889)

Investing Activities:
Restricted cash and cash equivalents, net	(19,171)	(1,634)
Purchase of short-term investments in debt securities	(18,834)	(38,654)
Maturities of short-term investments in debt securities	18,500	55,000
Proceeds from the sale of equity securities	—	29,807
Purchase of property and equipment	(37,366)	(32,427)
Proceeds from sale of property and equipment	60	132
Payment of collocation fees and purchase of other intangible assets	(3,056)	(3,156)
Payment in connection with business acquisition, net of cash acquired	(3,187)	—
(Increase) decrease in other long-term assets	(511)	36

Net cash provided by (used in) investing activities	(63,565)	9,104

Financing Activities:
Proceeds from the issuance of senior secured note, net of issuance costs	38,457	—
Proceeds from utilization of bank credit facility	12,200	—
Principal payments on credit facility	(6,100)	—
Principal payment of long-term debt	(1,031)	—
Principal payments under capital lease obligations	(349)	(866)
Payment of issuance cost related to credit facility	(651)	—
Proceeds from the issuance of common stock, net of issuance costs	14,695	2,562

Net cash provided by financing activities	57,221	1,696

Net decrease in cash and cash equivalents	(39,022)	(23,089)
Cash and cash equivalents at beginning of period	84,291	117,506

Cash and cash equivalents at end of period	$45,269	$94,417

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$3,956	$3,823

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Interest obligation settled with the issuance of additional convertible long-term notes	$2,240	$—

Equipment purchased through capital leases	$—	$573

Common stock issued for acquisition of business	$16,314	$—

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the condensed consolidated financial statements of the Company have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The Company has incurred losses and negative cash flows from operations for the last several years and has an accumulated deficit of $1,723,628 as of September 30, 2006. For the nine months ended September 30, 2006, the Company recorded a net loss of $5,507 and negative cash flow from operations of $32,678. As of September 30, 2006, the Company had $45,269 in unrestricted cash and cash equivalents, $12,687 in unrestricted short-term investments, and $24,674 in restricted cash and cash equivalents. The sum of these balances amounted to $82,630. For the nine months ended September 30, 2006, and the three months ended December 31, 2005, the Company reduced its total workforce by approximately 5.2% and 13.6%, respectively, to improve its cost structure. In addition, the Company incurred expenditures in 2005 to automate several of its business processes and make them more cost effective. Furthermore, as described in Note 5, “Long-Term Debt,” the Company obtained a $50,000 revolving credit facility from a bank in April 2006. As a result of these actions the Company expects it will have sufficient liquidity to fund its operations at least through September 30, 2007. However, adverse business, legal, regulatory or legislative developments may require the Company to raise additional capital, obtain additional funds from debt financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and the Company is unable to raise additional capital or obtain additional liquidity, then the Company’s financial condition will be adversely affected.
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

     In 2004, the Company ceased the accrual of the Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because it determined it should not be subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. The Company believes that such determination prospectively removed the “probable” condition required by Statement of Financial Accounting Standard 5 (“SFAS 5”) to accrue a contingent liability. The Company did not reverse the liability of approximately $19,455 that was previously accrued, because the Company believes that the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. The Company believes that the criteria for reversing the liability for the tax are met when one of the following occurs: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that the Company is not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. The Company has determined that the services it purchased, and in respect of which it accrued FET, do not fall under the definition of local telephone service. Therefore, the Company has determined that (i) IRS Notice 2006-50 resolved the uncertainty around the applicability of the tax to these telecommunications services, and (ii) meets one of the criteria stated above for reversing the accrued liability of $19,455. Consequently, the Company reversed such liability during the nine months ended September 30, 2006. For the nine months ended September 30, 2006, the benefit decreased the Company’s net loss by $19,455, or $0.07 per share.
     During the three months ended September 30, 2006, the Company reduced its estimated liabilities for transaction-based taxes as a result of the expiration of the statute of limitations for such taxes. This change in accounting estimate decreased the Company’s cost of sales and net loss by $435 ($0.00 per share) for the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses and net loss by $2,972, $1,346, and $4,318 ($0.02 per share), respectively, for the nine months ended September 30, 2006.
     During the three months ended September 30, 2005, the Company reduced its estimated liabilities for transaction-based taxes as a result of the expiration of the statute of limitations for such taxes. This change in accounting estimate decreased the Company’s cost of sales and its net loss by $622 ($0.00 per share) for the three months ended September 30, 2005. During the nine months ended September 30, 2005, the Company reduced its estimated liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, and selling, general and administrative expenses by $4,452 and $117, respectively, and increased its net income by $4,569 ($0.02 per share) for the nine months ended September 30, 2005.
Restricted Cash and Cash Equivalents
     As of September 30, 2006 and December 31, 2005, the Company held $24,674 and $5,503, respectively, in money market securities and mutual funds, which are classified as restricted cash. Those funds collateralize irrevocable letters of credit pertaining to certain lease commitments as well as the remaining portion of the $50,000 that the Company received in March 2006 as a result of a strategic agreement with EarthLink, Inc. (“EarthLink”), as described in Note 5, “Long-Term Debt.” As a result of the commitment to use the proceeds to further build and enable the Company’s line-powered voice access (“LPVA”) services, such proceeds are classified as restricted cash. As the Company pays for expenditures related to this agreement, the Company will continue to reduce the balance of the restricted cash accordingly.
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
Collateralized and Other Customer Deposits
     In December 2001, the Company entered into a 10-year resale agreement with AT&T, Inc. (“AT&T”), formerly SBC Communications, Inc. (“SBC”), under which AT&T, its affiliates or special agents may resell the Company’s digital subscriber line (“DSL”) services. As part of the resale agreement, AT&T made a $75,000 non-interest-bearing prepayment, which was collateralized by substantially all of the Company’s domestic assets. On April 12, 2006, the Company redeemed the above described collateralized customer deposit liability with AT&T. The Company paid AT&T $33,538, which was $1,765 less than the carrying amount of such liability. As a result of the redemption, the collateralized customer deposit liability has been terminated, and AT&T has relinquished its related liens on the Company’s assets. In addition, several agreements between the Company and AT&T have also been terminated, subject to certain obligations and provisions, which survive termination of the agreements. The above described discount was recorded as deferred revenue and is being amortized through April 2007, which corresponds with the remaining contractual utilization period of the prepayment.
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
     The following table presents the calculation of weighted-average number of common shares outstanding used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic:
Weighted-average number of common shares outstanding	295,604	266,483	288,435	264,802
Less weighted-average number of common shares outstanding subject to repurchase	—	(71)	—	(71)

Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	295,604	266,412	288,435	264,731
Diluted:
Dilutive stock options and warrants	—	—	—	5,540
Common shares subject to repurchase	—	—	—	71

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	295,604	266,412	288,435	270,342

     For the three and nine months ended September 30, 2006 and for the three months ended September 30, 2005, the weighted-average number of common shares outstanding used in the computations of diluted loss per share is the same as basic because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of convertible debentures and notes is not dilutive.
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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock options	23,334	26,728	23,334	23,851
Options under employee stock purchase plan	911	8,863	911	6,843
Warrants	6,514	6,514	6,514	5,871
Common shares issuable under the assumed conversion of convertible debentures and notes	62,089	39,380	60,885	39,380
Comprehensive Income (Loss)
     Components of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Cumulative	Three months ended September 30,		Nine months ended September 30,
	amounts	2006	2005	2006	2005
Net income (loss)	$(1,723,628)	$(8,700)	$(15,805)	$(5,507)	$2,166
Unrealized gains (loss) on available-for-sale securities	8	1	(1,608)	5	29,838
Realized gain on equity securities previously included in unrealized (gain)	—	—	(12,658)	—	(29,806)
Foreign currency translation adjustment	—	—	481	—	962

Comprehensive income (loss)	$(1,723,620)	$(8,699)	$(29,590)	$(5,502)	$3,160

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the effect that SFAS 157 will have on its consolidated financial statements upon adoption of the Statement.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method the Company uses, focuses primarily on the impact of the misstatement on the statement of operations and includes the reversing effect of prior year misstatements. Because the focus is on the statement of operations the roll-over method can lead to accumulation of misstatements on the balance sheet that may be immaterial to the balance sheet but correction in a single period could be material to the statement of operations. The iron curtain method focuses primarily on the effect of correcting the accumulated balance as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the statement of operations. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the iron curtain and roll-over method and is referred to as a “dual approach.” SAB 108 permits a company to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of January 1, 2006 with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect is not permitted to be used for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. Because the Company does not have any unposted misstatements it does not anticipate that the adoption of SAB 108 will have an effect on the Company’s consolidated financial statements.

     In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Federal Universal Service Fund (“FUSF”) contributions and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006.
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
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s condensed consolidated statements of operations. On March 29, 2005, the SEC issued SAB No. 107, “Share-Based Payment,” which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. The Company adopted SFAS 123R on January 1, 2006 and the effect of such adoption is disclosed in Note 7, “Stock-Based Compensation,” to the Company’s condensed consolidated financial statements.
Risks and Uncertainties
     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:
•	changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action relating to regulations, enforcement and pricing, including, but not limited to, changes that affect the continued availability of the unbundled network elements of the local exchange carriers’ networks and the costs associated therewith;

•	the Company’s dependence on the availability and functionality of the networks of the incumbent local exchange carriers;

•	increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry; and

•	adverse determinations in certain litigation matters.
     Negative developments in these areas could have a material effect on the Company’s business, financial condition and results of operations. In addition, the Company’s financial results could differ materially from those anticipated due to other risks and uncertainties.

2. Revenue Recognition
     Revenues from recurring services are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectibility of the sales price is reasonably assured. If a customer is experiencing financial difficulties and, (a) is not current in making payments for the Company’s services or, (b) is essentially current in making payments but, subsequent to the end of the reporting period, the financial condition of such customer deteriorates significantly or such customer files for bankruptcy protection, then, based on this information, the Company may determine that the collectibility of revenues from this customer is not reasonably assured or its ability to retain some or all of the payments received from a customer that has filed for bankruptcy protection is not reasonably assured. Accordingly, the Company classifies this group of customers as “financially distressed” for revenue recognition purposes. The Company recognizes revenues from financially distressed customers when it collects cash for the services, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.
     Revenues earned for which the Company has not billed the customer are recorded as “Unbilled revenues” in the Company’s condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are FUSF charges billed to customers aggregating $1,725 and $5,196 for the three and nine months ended September 30, 2006, respectively, and $1,661 and $5,053 for the three and nine months ended September 30, 2005, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues with corresponding amounts included in cost of sales.
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
     Accounts receivable consisted of the following:

	September 30, 2006	December 31, 2005
Gross accounts receivable	$37,755	$31,398
Allowance for service credits	(2,499)	(2,838)
Allowance for bad debt	(181)	(486)

Accounts receivable, net	$35,075	$28,074

Significant Customers
     The Company had approximately 410 wholesale customers as of September 30, 2006. For the three and nine months ended September 30, 2006, the Company’s 30 largest wholesale customers collectively comprised 91.1% and 90.8%, respectively, of the Company’s total wholesale net revenues, and 60.1% and 60.9%, respectively, of the Company’s total net revenues. For the three and nine months ended September 30, 2005, the Company’s 30 largest wholesale customers collectively comprised 92.3% and 92.2%, respectively, of the Company’s total wholesale net revenues, and 65.7% and 65.5%, respectively, of the Company’s total net revenues. As of September 30, 2006 and December 31, 2005, receivables from these customers collectively comprised 56.8% and 56.3%, respectively, of the Company’s gross accounts receivable balance.
     Two of the Company’s wholesale customers, EarthLink and AT&T, accounted for 10.6% and 14.0%, and 11.4% and 14.3%, of the Company’s total net revenues for the three and nine months ended September 30, 2006, respectively. AT&T’s percentage of 14.0% and 14.3% for the three and nine months ended September 30, 2006, respectively, includes the net revenues for AT&T and SBC, which are now one entity. For the three and nine months ended September 30, 2005, EarthLink and AT&T accounted for 14.3% and 15.1%, and 13.4% and 13.8%, respectively, of the Company’s total net revenues. Accounts receivable from EarthLink and AT&T totaled 11.0% and 13.5%, and 15.3% and 10.2%, of the Company’s gross accounts receivables as of September 30, 2006 and December 31, 2005, respectively. No other individual customer accounted for more than 10% of the Company’s total net revenues for the three and nine months ended September 30, 2006 and 2005.
Wholesaler Financial Difficulties
     During the three and nine months ended September 30, 2006, the Company issued billings to its financially distressed customers aggregating $512 and $1,701, respectively, that were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings, as compared to the corresponding amounts of $683 and $2,282 for the three and nine months ended September 30, 2005, respectively. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $650 and $1,861 during the three and nine months ended September 30, 2006, respectively, and $613 and $2,206 during the three and nine months ended September 30, 2005, respectively. Revenues from customers that filed for bankruptcy accounted for approximately 0.1% of the Company’s total net revenues for both the three and nine months ended September 30, 2006, and 0.3% of the Company’s total net revenues for the three and nine months ended September 30, 2005. The Company had contractual receivables from its financially distressed customers totaling $464 and $666 as of September 30, 2006 and December 31, 2005, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates.
     The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to September 30, 2006, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of September 30, 2006, that the Company believes may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 11.1% and 11.0%, of the Company’s total net revenues for the three and nine months ended September 30, 2006, respectively, and 10.8% and 11.0% of the Company’s total net revenues for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006 and December 31, 2005, receivables from these customers comprised 12.5% and 13.8%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to September 30, 2006, revenues from such customers will only be recognized when cash is collected, as described above.
3. Warrants
     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares at $0.94 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive during the year ended December 31, 2003 and is being recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believed that future revenues from AT&T would exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.63%. None of these warrants were exercised during the three and nine months ended September 30, 2006 or 2005, or had expired as of September 30, 2006. Such warrants were fully amortized as of September 30, 2006 and December 31, 2005.
     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase shares of the Company’s common stock as follows: 1,500 shares at $1.06 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive during the year ended December 31, 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during the three and nine months ended September 30, 2006 or 2005, or had expired as of September 30, 2006. As of September 30, 2006 and December 31, 2005 the unamortized amount of the warrants was $695 and $1,264, respectively.
     Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of September 30, 2006. Such warrants are exercisable at purchase prices ranging from $0.01 to $2.13 per share and are fully vested as of September 30, 2006. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008.
     The Company recorded amortization on the above described warrants in the amount of $190 and $569 for the three and nine months periods ended September 30, 2006, respectively, and $355 and $1,229 for the three and nine months ended September 30, 2005, respectively.
4. Restructuring and Post-Employment Benefits
Reduction in Force
     The Company reduced its workforce during the three and nine months ended September 30, 2006 by approximately 6 and 54 employees, respectively, which represented approximately 0.6% and 5.2%, respectively, of the Company’s workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force during the three and nine months ended September 30, 2006, the Company recorded employee severance benefits of $186 and $1,460, respectively, relating to employee severance benefits. During the three and nine months ended September 30, 2006, the Company paid severance benefits of approximately $380 and $1,325, respectively. The Company will pay the remainder of the severance benefits accrued as of September 30, 2006 during the three months ending December 31, 2006. The expenses associated with these reductions in force for the three and nine months ended September 30, 2006 were $41 and $197, respectively, related to the Company’s Wholesale segment, and $151 and $377, respectively, related to the Company’s Direct segment. The remaining $(6) and $886 in expenses (reversals) associated with these reductions in force were related to the Company’s Corporate Operations for the three and nine months ended September 30, 2006, respectively. The Company did not record any expenses for restructuring activities during the three and nine months ended September 30, 2005.

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
5. Long-Term Debt
12% Senior Secured Convertible Note
     On March 15, 2006, the Company entered into a strategic agreement with EarthLink to further build and deploy the Company’s LPVA services. The transaction contemplated by such agreement was consummated on March 29, 2006. In conjunction with the agreement, the Company received from EarthLink (i) $10,000 in exchange for 6,135 shares of the Company’s common stock, and (ii) $40,000 in exchange for a 12% senior secured convertible note (“Note”). Principal on the Note is payable on March 15, 2011. EarthLink may require the Company to accelerate its repayment of the remaining principal amount of the Note in certain circumstances, such as if the Company undergoes a change in control or fails to meet specific obligations to Earthlink. Interest on the Note will be payable on March 15 and September 15 of each year, commencing on September 15, 2006, and may be paid in cash or in additional notes of the Company, identical to and of the same series as the Note. The Note (i) is a general secured obligation of the Company, (ii) is collateralized by certain property, plant and equipment purchased with the proceeds of the Note pursuant to the terms of a security agreement entered into between the Company and EarthLink, (iii) will rank without partiality in right of payment with all existing and future secured, unsubordinated indebtedness of the Company, and (iv) will be senior in right of payment to all unsecured indebtedness and subordinated indebtedness of the Company.
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

     The 6,135 shares of the Company’s common stock and the underlying shares of the Note discussed above are subject to the terms of a registration rights agreement between the Company and EarthLink. The Note and the 6,135 shares were issued to EarthLink in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. Under the registration rights agreement that the Company entered into with EarthLink, the Company agreed to file a registration statement on Form S-3 with the SEC to register the resale of the 6,135 shares and the common stock issuable upon conversion of the Note. The registration statement was declared effective on June 20, 2006.
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
     On September 15, 2006, the Company settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to $2,240. As permitted by the Note, the Company settled the interest due by issuing an additional note with the same terms as the original note.
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
Line of Credit
     As of September 30, 2006 and December 31, 2005, the Company had a $5,190 and $5,750, respectively, revolving line of credit note with a bank that is available through May 1, 2007. Borrowings under this credit facility bear interest at a rate per annum equal to the prime rate, which was 8.25% at September 30, 2006 and 7.25% at December 31, 2005. As of September 30, 2006 and December 31, 2005, the Company had issued irrevocable letters of credit aggregating $640 and $5,190, respectively, under this line of credit in favor of lessors of facilities. As of September 30, 2006 and December 31, 2005, the amount of revolving line of credit that was available was $4,550 and $373, respectively. There was no outstanding principal balance as of September 30, 2006 and December 31, 2005.
     On April 13, 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At the Company’s option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins. The revolving credit facility matures on April 13, 2008. As collateral for the loan under the Loan Agreement, the Company has granted security interests in substantially all of its real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. The Company has also provided a negative pledge on its intellectual property. As of September 30, 2006, the Company issued irrevocable letters of credit aggregating $3,468 under this loan in favor of lessors of equipment and facilities and certain vendors. As of September 30, 2006, the Company had an outstanding principal balance of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of the Company’s eligible accounts receivable and cash. As of September 30, 2006, the Company had $37,546 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.
     The Loan Agreement imposes various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in a new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $25,000 in 2006, and $30,000 in 2007, subject to certain exceptions, such as capital expenditures that are funded by a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement requires the Company to maintain specified liquidity ratios and tangible net worth levels. As of September 30, 2006, the Company was in compliance with the above described limitations, covenants and conditions of the line of credit.
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
Other Contingencies
     As of September 30, 2006, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position, results of operations or cash flows.
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

     The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 during the year ended December 31, 2003. During the year ended December 31, 2005 and 2004, the Company determined that it does not owe a portion of this tax, approximately $419 and $3,079, respectively, and consequently, released the amount as a benefit to operations. During the nine months ended September 30, 2006, the Company determined that it does not owe an additional $2,103 of this tax as a result of the expiration of the statute of limitations, consequently it released this amount as a benefit in its statements of operations. It is the Company’s opinion that the remaining liability will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.
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
     Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. The Company has accrued $726 as a result of an indemnification clause in a contract with one of its customers that is a defendant in a patent infringement dispute. The Company may incur additional expenses in future periods, but the probability and amount of these obligations cannot be reasonably estimated.
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
     The Company elected to adopt the modified prospective transition method as provided by SFAS 123R. Under this transition method, compensation cost recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

     As a result of adopting SFAS 123R, the Company’s net loss for the three and nine months ended September 30, 2006 includes $785 ($0.00 per share), and $2,286 ($0.01 per share), respectively, of stock-based compensation, of which $466 and $1,247, respectively, relates to the Company’s employee stock option plans, and $319 and $1,039, respectively, relates to the Company’s employee stock purchase plan. For the three and nine months ended September 30, 2006, $318 and $930, respectively, of the total stock-based compensation was recorded in cost of sales and $467 and $1,356, respectively, in selling, general and administrative expenses. The Company did not recognize and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards. For the three and nine months ended September 30, 2006, the Company capitalized a portion of its stock-based compensation cost, or approximately $62 and $70, respectively.
     As of January 1, 2006, the Company had an unrecorded stock-based compensation balance related to stock options of $971 before estimated forfeitures. In the Company’s pro-forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was $202, and therefore, the unrecorded stock-based compensation balance as of December 31, 2005 related to stock options was adjusted to $769 after estimated forfeitures. During the three and nine months ended September 30, 2006, the Company granted approximately 901 and 5,293, respectively, stock options with an estimated total grant-date fair value of $880 and $5,162, respectively. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $175 and $1,066, respectively. As of September 30, 2006, the unrecorded stock-based compensation balance related to stock options, adjusted for forfeitures, was approximately $3,600 and will be recognized over an estimated weighted-average amortization period of 1.6 years.
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
     The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Stock Options
Expected life of options in years	3.4	4.0	0.5	0.5
Volatility	82.70%	101.30%	65.60%	101.30%
Risk-free interest rate	4.59%	3.98%	5.01%	3.84%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

	Stock Options		Employee Stock Purchase Plan
	Nine months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock Options
Expected life of options in years	3.4	4.0	0.5	0.5
Volatility	84.50%	114.90%	69.80%	114.90%
Risk-free interest rate	4.80%	3.91%	5.00%	3.45%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Equity Incentive Programs
     As of September 30, 2006, the Company has the following stock-based compensation plans:
     2003 Employee Stock Purchase Plan
     In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan (“2003 ESPP”). As of September 30, 2006, a total of 7,166 shares of the Company common stock have been reserved for issuance under the 2003 ESPP. This plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of total compensation. No more than 5 shares may be purchased on any purchase date per employee. The number of shares that may be issued under the 2003 ESPP is subject to an annual increase to be added on January 1 of each year equal to the lesser of either (i) 2% of the outstanding shares of the Company’s stock on such date, (ii) 7,000 shares, or (iii) an amount determined by a committee of the board of directors.
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
     The weighted-average grant-date fair value of options under the Company’s 2003 ESPP granted during the three and nine months ended September 30, 2006 and 2005 was $0.70 and $1.38, and $0.45 and $1.20 per share, respectively. For the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $319 and $1,039, respectively, in its condensed consolidated statements of operations. For the three and nine months ended September 30, 2005, the Company recognized stock-based compensation expense (reversal) of $0 and $(1,011), respectively, in its condensed consolidated statements of operations. As of September 30, 2006, the unrecorded stock-based compensation balance related to the 2003 ESPP was $320 and will be recognized over an estimated weighted-average amortization period of three months.
     Stock Option Plans
     The 1997 Stock Plan (the “Plan”) is a ten-year, broad-based, long-term incentive and retention program that is intended to attract and retain qualified personnel and align stockholder and employee interests. The Plan provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company’s board of directors. The stock options under the Plan generally have a vesting period of four years, are exercisable for a period not to exceed eight years from the date of issuance, and are generally granted at prices that are no less than the fair market value of the Company’s common stock at the date of grant. A total of 38,489 shares have been reserved under the Plan for sale and issuance at prices to be determined by the Company’s board of directors. As of September 30, 2006, 15,154 shares of the Company common stock were available for future grants under the Plan. The number of shares that may be issued under the Plan is subject to an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 3% of the outstanding shares of the Company’s stock on such date, or (ii) an amount determined by the board.

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
     In connection with the Company’s acquisitions of Laser Link, Inc. (“Laser Link”) , BlueStar and GoBeam, Inc. (“GoBeam”), the Company assumed various stock option plans. Laser Link, BlueStar and GoBeam stock option plans provide for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. A maximum of 1,435, 1,251 and 266 shares of the Company’s common stock are available for issuance under the Laser Link, BlueStar and GoBeam option plans, respectively. The Company is no longer issuing options under these option plans, consequently they are not included in the table below of shares available for future issuance. However, existing options that were previously granted under these plans are included in the data set forth below. The Company did not assume NextWeb’s stock option plan.
     The following table summarizes the Company’s existing equity compensation plans as of September 30, 2006.

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	23,290	$4.33	22,320
Equity compensation plans not approved by security holders(2)	45	6.67	—

Total	23,335	$4.34	22,320

(1)	1997 Stock Plan and 2003 ESPP. Securities available for future issuance under the Company’s 2003 ESPP are included in column (c) but are not included in columns (a) and (b) because amount and price of securities purchased in an offering period are determined at the end of such offering period. The Company’s next offering period ends in December 2006.

(2)	These plans consist of the Laser Link 1997 Stock Plan, the BlueStar 2000 Stock Incentive Plan, and the GoBeam 2000 Employee and Consultant Equity Incentive Plan, all of which were assumed by the Company in connection with the acquisitions of each company.
     The following table summarizes stock option activity for 2006, 2005 and 2004:

	Number of Shares of	Option Price per
	Common Stock	Share
Balance as of December 31, 2003	21,677	$0.001 - $149.79
Granted	6,867	$1.460 - $ 3.51
Exercised	(1,951)	$0.001 - $ 3.72
Cancelled, expired and forfeited	(3,596)	$0.001 - $149.79

Balance as of December 31, 2004	22,997	$0.001 - $149.79
Granted and assumed	7,162	$0.730 - $ 1.69
Exercised	(774)	$0.296 - $ 2.16
Cancelled, expired and forfeited	(4,412)	$0.022 - $149.79

Balance as of December 31, 2005	24,973	$0.001 - $149.79
Granted	5,293	$1.180 - $ 2.510
Exercised	(3,230)	$0.296 - $ 2.520
Cancelled, expired and forfeited	(3,701)	$0.001 - $149.79

Balance as of September 30, 2006	23,335	$0.350 - $149.79

     The stock options outstanding and exercisable at September 30, 2006 were as follows:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average				Average
		Remaining	Weighted-			Remaining	Weighted-
		Contractual	Average	Aggregate		Contractual	Average	Aggregate
Range of Exercise	Number	Term (in	Exercise	Intrinsic	Number	Term (in	Exercise	Intrinsic
Prices	Shares	years)	Price	Value	of Shares	years)	Price	Value
$0.35-$ 0.56	831		$0.55		831		$0.55
$0.57-$ 0.84	2,560		0.83		2,434		0.84
$0.86-$ 1.24	3,351		1.18		1,093		1.15
$1.26-$ 1.28	2,531		1.28		2,181		1.28
$1.29-$ 1.52	1,956		1.39		884		1.39
$1.54-$ 1.54	2,737		1.54		2,735		1.54
$1.56-$ 2.40	2,568		1.98		1,363		2.03
$2.41-$ 2.56	1,641		2.53		1,360		2.55
$2.63-$ 3.34	2,823		3.33		2,822		3.33
$3.51-$149.79	2,337		28.15		2,337		28.15

$0.35-$149.79	23,335	4.98	$4.33	$4,244	18,040	4.31	$5.18	$3,288

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.49 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 7,185.
     The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $0.98 and $0.86, respectively. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $466 and $1,999, respectively. The total intrinsic value of options exercised during the three month period ended September 30, 2006 and 2005 was $57 and $85, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2006 and 2005 was approximately $141 and $104, respectively. The weighted-average grant-date fair value of options, as determined under SFAS 123R, granted during the nine months ended September 30, 2006 and 2005 was $0.98 and $1.18, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1,247 and $6,428, respectively. The total intrinsic value of options exercised during the nine month period ended September 30, 2006 and 2005 was $2,668 and $407, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 and 2005 was approximately $3,979 and $571, respectively. In connection with these exercises, there were no tax benefits realized by the Company as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards. The Company settles employee stock option exercises with newly issued common shares.
     A summary of the status of the Company’s non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is as follows:

	Stock Options
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value
Non-vested at December 31, 2005	2,240	$0.43
Awards granted	5,293	0.98
Awards vested	1,463	0.85
Awards cancelled, expired and forfeited	(3,701)	0.18

Non-vested at September 30, 2006	5,295	$0.90

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

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Basic:
Net income (loss), as reported	$(15,805)	$2,166
Stock-based employee compensation expense (reversal) included in the determination of net income (loss), as reported	30	(833)
Stock-based employee compensation expense that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	(3,308)	(10,438)

Net income (loss), pro-forma	$(19,083)	$(9,105)

Basic:
Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	266,412	264,731

Earnings (loss) per common share, pro-forma:
Basic	$(0.07)	$(0.03)

Diluted	$(0.07)	$(0.03)

Earnings (loss) per common share, as reported:
Basic	$(0.06)	$0.01

Diluted	$(0.06)	$0.01

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
     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and nine months ended September 30, 2006 and 2005 are as follows:

As of and for the three months ended September 30,			Total	Corporate	Consolidated
2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$78,216	$40,346	$118,562	$—	$118,562
Cost of sales (exclusive of depreciation and amortization)	46,535	23,377	69,912	13,498	83,410
Selling, general and administrative	1,721	8,519	10,240	21,019	31,259
Depreciation and amortization	—	—	—	10,712	10,712
Provision for restructuring and post-employment benefits	41	151	192	(6)	186
Income (loss) from operations	29,919	8,299	38,218	(45,223)	(7,005)
Other expense, net	—	—	—	(1,695)	(1,695)
Net income (loss)	$29,919	$8,299	$38,218	$(46,918)	$(8,700)
Total assets	$40,514	$23,451	$63,965	$256,600	$320,565

As of and for the three months ended September 30,			Total	Corporate	Consolidated
2005:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$79,724	$32,345	$112,069	$—	$112,069
Cost of sales (exclusive of depreciation and amortization)	52,399	21,440	73,839	10,658	84,497
Selling, general and administrative	1,913	11,029	12,942	26,571	39,513
Depreciation and amortization	—	—	—	16,038	16,038
Income (loss) from operations	25,412	(124)	25,288	(53,267)	(27,979)

Other income, net	—	—	—	12,174	12,174
Net income (loss)	$25,412	$(124)	$25,288	$(41,093)	$(15,805)
Total assets	$44,327	$20,331	$64,658	$265,527	$330,185

As of and for the nine months ended September 30,			Total	Corporate	Consolidated
2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$238,198	$116,650	$354,848	$—	$354,848
Cost of sales (exclusive of depreciation and amortization)	138,481	69,430	207,911	36,238	244,149
Benefit from federal excise tax adjustment	—	—	—	(19,455)	(19,455)
Selling, general and administrative	6,002	29,075	35,077	63,036	98,113
Depreciation and amortization	—	—	—	32,476	32,476
Provision for restructuring and post-employment benefits	197	377	574	886	1,460
Income (loss) from operations	93,518	17,768	111,286	(113,181)	(1,895)
Other expense, net	—	—	—	(3,612)	(3,612)
Net income (loss)	$93,518	$17,768	$111,286	$(116,793)	$(5,507)

As of and for the nine months ended September 30,			Total	Corporate	Consolidated
2005:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$234,155	$95,373	$329,528	$—	$329,528
Cost of sales (exclusive of depreciation and amortization)	146,406	59,518	205,924	27,562	233,486
Selling, general and administrative	6,238	38,164	44,402	78,977	123,379
Depreciation and amortization	—	—	—	52,813	52,813
Income (loss) from operations	81,511	(2,309)	79,202	(159,352)	(80,150)
Other income, net	—	—	—	82,316	82,316
Net income (loss)	$81,511	$(2,309)	$79,202	$(77,036)	$2,166
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
     The Company accounted for the acquisition of NextWeb using the purchase method of accounting. Accordingly, the Company’s condensed consolidated financial statements as of September 30, 2006, and for the three and nine months then ended, include the results of operations of NextWeb for periods ending after the date of acquisition. The Company valued the common shares issued, for accounting purposes, at $1.06 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, October 4, 2005. All of the NextWeb stock options and warrants were vested and exercised before the acquisition. Consequently, there were no outstanding NextWeb stock options and warrants assumed in connection with the merger. Direct acquisition costs were included as elements of the total purchase cost.
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
     Pro-forma financial information, as if the acquisition of NextWeb had occurred at the beginning of the period presented, is not included as the Company determined that such information is not material to the Company’s consolidated revenues and net loss.
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
     A member of the Company’s board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $53 and $170 during the three and nine months ended September 30, 2006, respectively, and $69 and $222 during the three and nine months ended September 30, 2005, respectively. Accounts receivables from TelePacific were $0 as of September 30, 2006 and $19 as of December 31, 2005, respectively. In August 2006, TelePacific acquired mPower Communications (“mPower”), which is also one of the Company’s vendors. The Company paid $189 and $414 to mPower during the three and nine months ended September 30, 2006, respectively. No payments were made to mPower during the three and nine months ended September 30, 2005. There were no accounts payable to mPower as of September 30, 2006 or December 31, 2005.
     L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $302 and $1,074 to BEA during the three and nine months ended September 30, 2006, respectively, and $15 and $293 during the three and nine months ended September 30, 2005, respectively. Accounts payable to BEA were $0 and $400 as of September 30, 2006 and December 31, 2005, respectively. Charles Hoffman, the Company’s CEO, is a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company paid $0 and $254 to Chordiant during the three and nine months ended September 30, 2006, respectively, and $0 and $620 during the three and nine months ended September 30, 2005, respectively. There were no accounts payable to Chordiant as of September 30, 2006 and December 31, 2005, respectively. Charles Hoffman is also a director of Synchronoss Technologies, Inc. (“Synchronoss”), one of the Company’s vendors. The Company paid $75 and $75 to Synchronoss during the three and nine months ended September 30, 2006, respectively. No payments were made to Synchronoss during the three and nine months ended September 30, 2005. Accounts payable to Synchronoss were $2 and $0 as of September 30, 2006 and December 31, 2005, respectively.
     The Company believes these transactions were negotiated on an arms-length basis with terms it believes are comparable to transactions that would likely be negotiated with unrelated parties.
11. Sale of Investments
     In August 2000, the Company made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately- held Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. The Company recorded a net realized gain of $12,177 and $28,844, respectively, for the three and nine months ended September 30, 2005 as a result of the sale of shares of ACCA. As of September 30, 2006, the Company no longer owned shares in ACCA.
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
     Although the Company recorded net income for the nine months ended September 30, 2005, it recorded a net loss for the year ended December 31, 2005. The Company made no provision for income taxes for the nine months ended September 30, 2005 because it incurred net losses for such fiscal year.
13. Acquisition of DataFlo Assets
     In September 2006, the Company entered into an agreement to acquire substantially all of the assets of DataFlo Communications, LLC, a Chicago-based broadband wireless provider, for approximately $1,400 in cash.

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
(All dollar and share amounts are presented in thousands, except per share amounts)
Overview
     Our Business
     We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas in 44 states. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and DS-1, also referred to as T-1, technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local exchange carriers, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, AT&T, Inc. (formerly SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of September 30, 2006, we had approximately 531,600 broadband access end-users and 1,481 VoIP business customers with a combined total of approximately 2,492 sites.
     We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of September 30, 2006, Wholesale had approximately 455,000 DSL and T-1 lines in service, down from 498,500 lines at the end of September 30, 2005. The majority of our services are sold through our Wholesale segment.
     Our Direct segment sells VoIP, high-speed data connectivity and related value-added services. We sell our business-grade VoIP services primarily through our Direct segment. Direct sells through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of September 30, 2006, Direct had approximately 76,600 DSL and T-1 lines in service, down from 79,900 lines at the end of September 30, 2005. While total lines in service as of September 30, 2006 decreased when compared to September 30, 2005, our total business lines increased by 6.8% and our higher revenue T-1 lines increased by 58.8%.
     Since our inception, we have and continue to generate significant net and operating losses and negative operating cash flow. Our cash reserves are limited and our business plan is based on assumptions that we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire or we may not be able to raise or obtain additional liquidity.

Our Opportunities and Challenges
     Our business is subject to on-going changes in technologies, the competitive environment, particularly with regard to continued pricing pressure on our consumer-grade services and industry consolidation, federal and state regulations, and our resellers’ changing market strategies. We continue to experience churn among our existing end-users due to pricing pressures and other factors. As a result of these market conditions, we have increased our focus on growing our sales of:
•	T-1 access;

•	business asymmetric DSL, or ADSL;

•	line-powered voice access service, or LPVA;

•	VoIP; and

•	Wireless broadband access.
     We refer to these services as our Growth services. Our remaining services, primarily sold through wholesale channels, are comprised of consumer ADSL, business symmetric DSL, or SDSL, frame relay and high-capacity transport circuits. We refer to these services as our Legacy services.
     In addition, we believe that our focus on small and medium-sized businesses enables us to position ourselves as a specialized provider to this market. While we believe we are favorably positioned to take advantage of these market opportunities, it is difficult to predict with a high degree of certainty our ability to grow our sales of these services, and whether our sales of these services will offset slowing sales of our Legacy services.
     Given the facts above and the highly competitive, dynamic, and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:
     Efficient use of cash - We concluded the three months ended September 30, 2006 with cash, cash equivalents, restricted cash and cash equivalents and short-term investments in debt securities of $82,630. This balance was comprised of $45,269 in unrestricted cash and cash equivalents, $12,687 in unrestricted short-term investments in debt securities, and $24,674 in restricted cash and cash equivalents. We continue to manage expenditures closely. Our ability to attain and sustain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue. We committed to significant capital expenditures in 2006 to enhance our network to provide LPVA services, which will be funded with the proceeds that we obtained from our strategic agreement with EarthLink, Inc., or EarthLink.
     Efficiently deliver broadband Internet access services to consumers - The delivery of stand-alone high-speed DSL Internet connectivity services by our ISP customers continues to face intense competition from the ILECs and cable providers like Comcast, Time Warner and Cox Communications, who are aggressively pricing their consumer broadband services, often as part of a bundled service offering that includes voice and video services. We believe these market conditions continue to place additional pricing pressure on us and our resellers, reduce the number of orders for our services, and cause a higher level of churn among our consumer end-users. For the three and nine months ended September 30, 2006, we believe these conditions contributed to reductions of approximately 17,500 and 42,500, respectively, in our total number of consumer broadband end-users.
     In January of 2006, Earthlink began a trial offer in three markets of a consumer-grade voice service deployed over our LPVA service. LPVA service is intended to compete with the consumer voice and data bundles offered by the RBOCs and the cable companies. In addition, on March 15, 2006, we entered into a strategic agreement with EarthLink to build and deploy our LPVA services in eight additional cities. The transaction contemplated by such agreement was consummated on March 29, 2006 and is described in Note 5 to our condensed consolidated financial statements.
     Respond to Changes in Telecommunications Regulations — Federal, state and local government regulations affect our services. In particular, we rely upon provisions of the 1996 Telecommunications Act to procure certain facilities and services from the RBOCs that are necessary to provide our services. As a result, our business can be materially affected by changes in applicable rules and policies as a result of Federal Communications Commission, or FCC, decisions, legislative actions at both the state and federal levels, rulings from state public utility commissions, or PUCs, and court decisions. Such changes may reduce our access to network elements at regulated prices and increase our costs. We have changed our business in the past to respond to new regulatory developments and it is likely that we will need to make similar changes in the future.

     Enter and maintain acceptable line-sharing terms with the RBOCs - We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 14.5% of our revenues from the sale of our line-shared services. Although the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to enter into and maintain long-term agreements with the RBOCs, like our agreements with AT&T, Verizon and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.
     Expand and diversify our sources of revenue - We continue to take steps to improve our prospects for revenue growth. We continue our efforts to diversify our revenue sources by adding new services such as voice, wireless broadband, LPVA and expanded on-premise customer services, as well as by adding new resellers.
     New market opportunities - We have developed several services, targeting both our wholesale and direct channels, that we believe will generate new revenues. For our direct channels, we have introduced:
•	Covad ClearEdge Integrated Access — an integrated voice and data T-1 line that targets customers who have a premises-based PBX or key telephone system;

•	Covad ClearEdge Office — a combined VoIP and broadband offering designed for small businesses; and

•	Wireless Broadband — through our acquisition of NextWeb, Inc., or NextWeb, we plan to leverage wireless broadband technology, expand our market reach and reduce our dependence on the ILECs and other carriers.
     For wholesale channels, we have introduced Voice Optimized Access, or VOA, and LPVA. We believe that VOA is an ideal solution for non-facilities based providers to run their VoIP solutions. LPVA is an alternative access VoIP solution targeted at residential customers who want to purchase voice services from a provider other than the their local telephone company, but want the convenience of maintaining existing inside wiring and telephones.
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
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be evaluating the effect that SFAS 157 will have on our consolidated financial statements upon adoption of the Statement.
     On September 13, 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method we use, focuses primarily on the impact of the misstatement on the statement of operations and includes the reversing effect of prior year misstatements. Because the focus is on the statement of operations the roll-over method can lead to accumulation of misstatements on the balance sheet that may be immaterial to the balance sheet but correction in a single period could be material to the statement of operations. The iron curtain method focuses primarily on the effect of correcting the accumulated balance as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the statement of operations. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the iron curtain and roll-over method and is referred to as a “dual approach.” SAB 108 permits a company to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of January 1, 2006 with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect is not permitted to be used for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. Because we do not have any unposted misstatements we do not anticipate that the adoption of SAB 108 will have an effect on the Company’s consolidated financial statements.
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
     In December 2004, the FASB issued SFAS 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our condensed consolidated statement of operations. On March 29, 2005, the SEC issued SAB 107, which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. We adopted SFAS 123R on January 1, 2006 and the effect of such adoption is discussed below under “stock-based compensation.”
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
Results of Operations For The Three and Nine months Ended September 30, 2006 and 2005
Revenues, net
     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP and wireless broadband services, and monthly subscription billings for high-capacity T-1 circuits sold to our wholesale customers. Because we do not recognize revenues from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three and nine months ended September 30, 2006 and 2005 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our net revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing and service disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.
     Our net revenue of $118,562 for the three months ended September 30, 2006 increased by $6,493, or 5.8%, when compared to our net revenues of $112,069 for the three months ended September 30, 2005. This increase was attributable to a $11,207 increase in broadband revenues primarily as a result of higher sales from our Growth services, a $3,685 increase in VoIP revenue primarily as a result of adding customers and stations, and a $3,223 increase in wireless broadband revenues as a result of the acquisition of NextWeb. These increases were offset by a $11,171 decrease in broadband revenues primarily as a result of $4,103 from the impact of lower selling prices and $7,068 from a decrease in the number of lines from our Legacy services. In addition, we had a $451 decrease in other revenues as a result of lower royalties related to our operational and support system software.

     Our net revenues of $354,848 for the nine months ended September 30, 2006 increased by $25,320, or 7.7%, when compared to our net revenues of $329,528 for the nine months ended September 30, 2005. This increase was attributable to a $31,510 increase in broadband revenues primarily as a result of higher sales from our Growth services, a $10,644 increase in VoIP revenues as a result of adding customers and stations, a $7,737 increase in wireless broadband revenues as a result of the acquisition of NextWeb, and a $772 increase in other revenues as a result of the sale of a software license related to our operational and support systems. These increases were partially offset by a $25,174 decrease in broadband revenues primarily as a result of $9,481 from the impact of lower selling prices and $15,693 from a decrease in the number of lines from our Legacy services.
     We expect to continue to experience increases in net revenues from the sales of our Growth services, primarily T-1 broadband access, VoIP, and wireless services. We also expect to continue to experience competitive pricing pressures for our current Legacy services. As a result, we expect to continue to experience high levels of customer disconnects, particularly in consumer DSL services, which may be greater than the number of new activations. We also expect customer rebates and incentives to continue to be an element of our sales and marketing programs and we also may reduce our prices in order to respond to competitive market conditions. It is possible that these conditions will cause our revenues to decline in future periods if we do not generate sufficient levels of new sales from our Growth services.
     Segment Revenues and Significant Customers
     Our segment net revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Wholesale	$78,216	$79,724	$238,198	$234,155
Percent of net revenues	66.0%	71.1%	67.1%	71.1%
Direct	$40,346	$32,345	$116,650	$95,373
Percent of net revenues	34.0%	28.9%	32.9%	28.9%
     Our Wholesale net revenue for the three months ended September 30, 2006 decreased by $1,508, or 1.9%, when compared to the three months ended September 30, 2005. This decrease was attributable to a $7,575 decrease in broadband revenues primarily as a result of $2,708 from the impact of lower selling prices and $4,867 from a decrease in the number of lines from our Legacy services. In addition, we had a $451 decrease in other revenues as a result of lower royalties related to our operational and support system software.These decreases were offset by a $6,518 increase in broadband revenues primarily as a result of higher sales from our Growth services. Our Direct net revenues for the three months ended September 30, 2006 increased by $8,001, or 24.7%, when compared to the three months ended September 30, 2005. This increase was attributable to a $4,689 increase in broadband revenues primarily as a result of higher sales from our Growth services, a $3,685 increase in VoIP revenues as a result of adding customers and stations, and a $3,223 increase in wireless broadband revenues as a result of our acquisition of NextWeb. These increases were offset by a $3,596 decrease in broadband revenues primarily as a result of $1,396 from the impact of lower selling prices and $2,200 from a decrease in the number of lines from our Legacy services.
     Our Wholesale net revenues for the nine months ended September 30, 2006 increased by $4,043, or 1.7%, when compared to the nine months ended September 30, 2005. This increase was attributable to a $18,697 increase in broadband revenues as a result of higher sales from our Growth services and a $772 increase in other revenues as a result of the sale of a software license related to our operational and support systems. These increases were partially offset by a $15,428 decrease in broadband revenues primarily as a result of $6,946 from the impact of lower selling prices and $8,482 from a decrease in the number of lines from our Legacy services. Our Direct net revenues for the nine months ended September 30, 2006 increased by $21,277, or 22.3%, when compared to the nine months ended September 30, 2005. This increase was attributable to a $12,812 increase in broadband revenues as a result of higher sales from our Growth services, a $10,644 increase in VoIP revenues as a result of adding customers and stations, and a $7,737 increase in wireless broadband revenues as a result of our acquisition of NextWeb. These increases were partially offset by a $9,746 decrease in broadband revenues primarily as a result of $2,535 from the impact of lower selling prices and $7,211 from a decrease in the number of lines from our Legacy services.

     We had approximately 410 wholesale customers as of September 30, 2006 and 2005. For the three and nine months ended September 30, 2006, our 30 largest wholesale customers collectively comprised 91.1% and 90.8%, respectively, of our total wholesale net revenues, and 60.1% and 60.9%, respectively, of our total net revenues. For the three and nine months ended September 30, 2005, our 30 largest wholesale customers collectively comprised 92.3% and 92.2%, respectively, of our total wholesale net revenues, and 65.7% and 65.5%, respectively, of our total net revenues. As of September 30, 2006 and December 31, 2005, receivables from these customers collectively comprised 56.8% and 56.3%, respectively, of our gross accounts receivable balance.
     Two of our wholesale customers, EarthLink and AT&T, accounted for 10.6% and 14.0%, respectively, of our total net revenues for the three months ended September 30, 2006. These two customers accounted for 11.4% and 14.3%, respectively, of our total net revenues for the nine months ended September 30, 2006. These two customers accounted for 14.3% and 13.4%, respectively, of our total net revenues for the three months ended September 30, 2005. For the nine months ended September 30, 2005, EarthLink and AT&T accounted for 15.1% and 13.8%, respectively, of our total net revenues. Amounts owed to us from these two customers totaled 11.0% and 13.5%, respectively, of our gross accounts receivables as of September 30, 2006. As of December 31, 2005, amounts owed to us from these two customers totaled 15.3% and 10.2%, respectively, of our gross accounts receivables. AT&T Corp. was recently acquired by SBC, one of the largest RBOCs and one of our wholesale customers. The combined entity is now called AT&T, Inc.
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
     We had approximately 76,600 direct end-users as of September 30, 2006 compared to approximately 79,900 as of September 30, 2005. As of September 30, 2006, we had 1,481 VoIP business customers with a combined total of approximately 2,492 sites utilizing our VoIP services as compared to 1,037 VoIP business customers with a combined total of approximately 1,379 sites as of September 30, 2005.
     Wholesaler Financial Difficulties
     Some of our customers who were essentially current in their payments for our services prior to September 30, 2006, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of September 30, 2006, may be at risk of becoming financially distressed. Revenues from these customers accounted for approximately 11.1% and 11.0% of our total net revenues for the three and nine months ended September 30, 2006, respectively, and 10.8% and 11.0% of our total net revenues for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006 and December 31, 2005, amounts owed to us from these customers comprised 12.5% and 13.8% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to September 30, 2006, revenues from such customers will only be recognized when cash is collected, as described above.
Operating Expenses
     Operating expenses include cost of sales, benefit from transaction tax adjustment, selling, general and administrative expenses, depreciation and amortization expenses, and provision for restructuring and post-employment benefits.

     Our total operating expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Amount	$125,567	$140,048	$356,743	$409,678
Percent of net revenues	105.9%	125.0%	100.5%	124.3%
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office spaces, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.
     Our cost of sales was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Amount	$83,410	$84,497	$244,149	$233,486
Percent of net revenues	70.4%	75.4%	68.8%	70.9%
     Our cost of sales for the three months ended September 30, 2006 decreased by $1,087, or 1.3%, when compared to the three months ended September 30, 2005. This decrease was attributable to a $3,874 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives, a $1,845 decrease in the cost of equipment sold as a result of lower consumer installations and improved inventory management, and a $108 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunications vendors. These decreases were offset by increases in network costs of $2,458, of which approximately $1,600 relates to the LPVA build-out costs, and labor and other related operating expenses of $287 as a result of the addition of broadband business, VoIP and wireless subscribers to our network. In addition, our network costs for the three months ended September 30, 2006 increased by $1,229 as a result of regulatory rate adjustments to certain of our network elements and by $261 as a result of lower recoveries from billing disputes with our telecommunication vendors. Furthermore, our cost of sales for the three months ended September 30, 2006 increased by $318 as a result of expensing the cost of employee stock-based compensation. During the three months ended September 30, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $435, or $0.00 per share, for the three months ended September 30, 2006. As previously reported, during the three months ended September 30, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $622 or $0.00 per share, for the three months ended September 30, 2005.
     Our cost of sales for the nine months ended September 30, 2006 increased by $10,663, or 4.6%, when compared to the nine months ended September 30, 2005. This increase was attributable to increases in network costs of $13,010, of which approximately $1,800 relates to costs associated with the deployment of our LPVA services, and labor and other related operating expenses of $861 as a result of the addition of broadband business, VoIP and wireless subscribers to our network. In addition, our network costs for the nine months ended September 30, 2006 increased by $4,267 as a result of regulatory rate adjustments to certain of our network elements and by $2,874 as a result of lower recoveries from billing disputes with our telecommunication vendors. Furthermore, our cost of sales for the nine months ended September 30, 2006 increased by $933 as a result of expensing the cost of employee stock-based compensation. These increases were offset by a $6,344 decrease in the cost of equipment sold as a result of lower consumer installations and improved inventory management, a $5,268 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives, and a $1,150 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunications vendors. During the nine months ended September 30, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $2,972, or $0.01 per share, for the nine months ended September 30, 2006. As previously reported, during the nine months ended September 30, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. This change in accounting estimate decreased our cost of sales and increased our net income by approximately $4,452, or $0.02 per share, for the nine months ended September 30, 2005.
     We expect cost of sales to increase in future periods as we add subscribers and services such as LPVA to our network. We also expect our network costs to increase as a result of the effect of the changes in the FCC rules released on February 4, 2005 regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. To offset some of the increased costs, we plan to continue to develop new cost-saving programs and improve our efficiency in delivering of our services.
     Our cost of sales was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Wholesale Segment	$46,535	$52,399	$138,481	$146,406
Direct Segment	23,377	21,440	69,430	59,518
Corporate Operations	13,498	10,658	36,238	27,562

Total	$83,410	$84,497	$244,149	$233,486

     Our cost of sales for the Wholesale segment for the three months ended September 30, 2006 decreased by $5,864, or 11.2%, when compared to the three months ended September 30, 2005. This decrease was attributable to decreases in network costs of $2,411 and cost of equipment of $1,845 as a result of lower consumer installations and improved inventory management, and a $2,807 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives, offset by a $1,072 increase in network costs as a result of regulatory rate adjustments to certain of our network elements and lower recoveries from billing disputes with our telecommunication vendors, and $127 as a result of expensing the cost of employee stock-based compensation. Our cost of sales for the Direct segment for the three months ended September 30, 2006 increased by $1,937, or 9.0%, when compared to the three months ended September 30, 2005. This increase was primarily due to an increase in network costs of $2,750 as a result of the addition of broadband business, VoIP and wireless subscribers to our network, regulatory rate adjustments to certain of our network elements, and lower recoveries from billing disputes with our telecommunication vendors. This increase was partially offset by a $832 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. Our cost of sales for Corporate Operations for the three months ended September 30, 2006 increased by $2,840, or 26.6%, when compared to the three months ended September 30, 2005. This increase was attributable to a $2,589 increase in network costs, and labor and other operating expenses as a result of adding capacity to our network, and $172 as a result of expensing the cost of employee stock-based compensation. These increases were offset by a $108 decrease in network costs as a result of the expiration of purchase commitment contracts with certain vendors. During the three months ended September 30, 2006, we reduced our estimated liabilities for transaction-based, and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $435 for the three months ended September 30, 2006. As previously reported, during the three months ended September 30, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by approximately $622 for the three months ended September 30, 2005.
     Our cost of sales for the Wholesale segment for the nine months ended September 30, 2006 decreased by $7,925, or 5.4%, when compared to the nine months ended September 30, 2005. This decrease was attributable to a decrease in network costs of $1,005 and cost of equipment of $6,344 as a result of lower consumer installations and improved inventory management, and a $6,269 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. These decreases were offset by a $5,415 increase in network costs due to regulatory rate adjustments and lower recoveries from billing disputes with our telecommunication vendors. Furthermore, cost of sales for the Wholesale segment increased by $278 as a result of expensing the cost of employee stock-based compensation. Our cost of sales for the Direct segment for the nine months ended September 30, 2006 increased by $9,912, or 16.7%, when compared to the nine months ended September 30, 2005. This increase was attributable to an increase in network costs of $8,753 as a result of the addition of broadband business, VoIP and wireless subscribers to our network, $1,725 due to regulatory rate adjustments and lower recoveries from billing disputes with our telecommunication vendors, and $55 as a result of expensing the cost of employee stock-based compensation. These increases were offset by a $621 decrease in labor and other related operating expenses due to a decrease in headcount and cost containment initiatives. Our cost of sales for Corporate Operations for the nine months ended September 30, 2006 increased by $8,676, or 31.5%, when compared to the nine months ended September 30, 2005. This increase was primarily attributable to a $5,262 increase in network costs and a $2,484 increase in labor and other operating expenses as a result of adding capacity to our network, and an increase of $600 as a result of expensing the cost of employee stock-based compensation. These increases were partially offset by a $1,150 decrease in network costs as a result of the expiration of purchase commitment contracts with certain vendors. During the nine months ended September 30, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $2,972 for the nine months ended September 30, 2006. As previously reported, during the nine months ended September 30, 2005, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by approximately $4,452 for the nine months ended September 30, 2005.
     Benefit from Transaction Tax Adjustment
     In 2004, we ceased the accrual of the Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because we determined we should not be subject to this tax. The determination was based on our revised interpretation of the applicability of the tax. We believe that such determination prospectively removed the “probable” condition required by SFAS 5 to accrue a contingent liability. We did not reverse the liability of approximately $19,455 that was previously accrued, because we believed that the liability was properly recorded based upon our interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. We believe that the criteria for reversing the liability for the tax are met when one of the following occurs: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that we are not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations.
     On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. We believe that the purchases for which the FET accrual was previously provided do not fall under the definition of local telephone service. Therefore, we have determined that (i) the issuance of Notice 2006-50 by the IRS resolved the uncertainty around the applicability of the tax to certain telecommunications services, and (ii) is one of the criteria stated above that support our conclusion for reversing the accrued liability of $19,455. Consequently, we reversed such liability during the nine months ended September 30, 2006. For the nine months ended September 30, 2006, the benefit decreased our net loss by $19,455, or $0.07 per share, respectively.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.
     Our selling, general and administrative expenses were as follows:

	Three months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Amount	$31,259	$39,513	$98,113	$123,379
Percent of net revenues	26.4%	35.3%	27.6%	37.4%

     Our selling, general and administrative expenses for the three months ended September 30, 2006, decreased by $8,254, or 20.9%, when compared to the three months ended September 30, 2005. This decrease was primarily attributable to a $1,680 decrease in marketing and related expenses, a $3,775 decrease in employee compensation and related operating expenses and a $3,270 decrease in contract labor and professional services, as a result of a decrease in headcount and cost containment initiatives. These decreases were partially offset by a $468 increase in employee compensation as a result of expensing the cost of stock-based compensation.
     Our selling, general and administrative expenses for the nine months ended September 30, 2006, decreased by $25,266, or 20.5%, when compared to our selling, general and administrative expenses for the nine months ended September 30, 2005. This decrease was primarily attributable to a $8,096 decrease in marketing and related expenses, a $10,428 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $6,776 decrease in professional services. These decreases were partially offset by a $1,353 increase in employee compensation as a result of expensing the cost of stock-based compensation. In addition, during the nine months ended September 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes as a result of the expiration of the statue of limitations. These changes in accounting estimates decreased our selling, general and administrative expenses and increased our net income by $1,346, or $0.00 per share, during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we reduced our estimated liabilities for property and employment-related taxes because we determined we do not owe some of these taxes as a result of the expiration of the statue of limitations. These changes in accounting estimates reduced our selling, general and administrative expenses and our net loss by approximately $117, or $0.00 per share, during the nine months ended September 30, 2005.
     We expect our total selling, general and administrative expenses to decrease in future periods primarily as a result of recently implemented cost reduction initiatives. We expect these benefits to reduce our selling, general and administrative expenses in 2006 when compared to 2005.
     Our selling, general and administrative expenses were allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Wholesale Segment	$1,721	$1,913	$6,002	$6,238
Direct Segment	8,519	11,029	29,075	38,164
Corporate Operations	21,019	26,571	63,036	78,977

Total	$31,259	$39,513	$98,113	$123,379

     Our selling, general and administrative expenses for the Wholesale segment for the three months ended September 30, 2006 decreased by $192, or 10.0%, when compared to the three months ended September 30, 2005. This decrease was primarily attributable to a decrease in labor, and other operating expenses as a result of a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for the Direct segment for the three months ended September 30, 2006 decreased by $2,510, or 22.8%, when compared to the three months ended September 30, 2005. This decrease was primarily attributable to a $1,670 decrease in marketing expenses and a $868 decrease in labor and other operating expenses as a result of a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for the three months ended September 30, 2006 decreased by $5,552, or 20.9%, when compared to the three months ended September 30, 2005. This decrease was primarily attributable to a $2,538 decrease in labor and other operating expenses, and a $3,270 decrease in professional expenses, as a result of a decrease in headcount and cost containment initiatives, offset by a $253 increase in employee compensation as a result of expensing the cost of stock-based compensation.
     Our selling, general and administrative expenses for the Wholesale segment for the nine months ended September 30, 2006 decreased by $236, or 3.8%, when compared to the nine months ended September 30, 2005. This decrease was attributable to a $250 decrease in marketing expenses, and a $449 decrease in labor and other related operating expenses as a result of lower headcount and cost containment initiatives, offset by a $463 increase in employee compensation as a result of expensing the cost of stock-based compensation. Our selling, general and administrative expenses for the Direct segment for the nine months ended September 30, 2006 decreased by $9,089, or 23.8%, when compared to the nine months ended September 30, 2005. This decrease was primarily attributable to a $7,989 decrease in marketing expenses, and a $1,156 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for the nine months ended September 30, 2006 decreased by $15,941, or 20.2%, when compared to the nine months ended September 30, 2005. This decrease was attributable to a $8,680 decrease in labor and other operating expenses as a result of a decrease in headcount and cost containment initiatives, and a $6,776 decrease in professional services. These decreases were partially offset by a $833 increase in employee compensation as a result of expensing the cost of stock-based compensation. In addition, during the nine months ended September 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes. This change in accounting estimate decreased our selling, general and administrative expenses and our net loss by $1,346, or $0.00 per share, during the nine months ended September 30, 2006. As previously reported, during the nine months ended September 30, 2005, we reduced our estimated liabilities for property and employment-related taxes because we determined we do not owe some of these taxes, primarily as a result of the expiration of the statute of limitations. These changes in accounting estimates reduced our selling, general and administrative expenses and increased our net income by approximately $117, or $0.00 per share, during the nine months ended September 30, 2005.
     Stock-Based Compensation
     As a result of adopting SFAS 123R, our net loss for the three and nine months ended September 30, 2006 includes $785 ($0.00 per share) and $2,286 ($0.01 per share), respectively, of stock-based compensation. $466 and $1,247, respectively, relates to the Company’s employee stock option plans, and $319 and $1,039, respectively, relates to the Company’s employee stock purchase plan. The total stock-based compensation for the three and nine months ended September 30, 2006, consisted of $318 and $930, respectively, in cost of sales, and $467 and $1,356, respectively, in selling, general and administrative expenses. We did not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. For the three and nine months ended September 30, 2006, we capitalized a portion of our stock-based compensation cost, or approximately $62 and $70, respectively. Refer to Note 7, “Stock-Based Compensation,” to our condensed consolidated financial statements for additional information on our adoption of SFAS 123R.
     Depreciation and Amortization
     Our depreciation and amortization of property and equipment, or depreciation, was $8,210 for the three months ended September 30, 2006, a decrease of $3,830, or 31.8%, over our depreciation of $12,040, for the three months ended September 30, 2005. Our depreciation was $24,938 for the nine months ended September 30, 2006, a decrease of $13,796, or 35.6%, over the depreciation of $38,734 for the nine months ended September 30, 2005. The decrease in depreciation resulted primarily from certain assets becoming fully depreciated.
     Our amortization of intangible assets, or amortization, was $2,502 for the three months ended September 30, 2006, a decrease of $1,496, or 37.4%, over the amortization of $3,998 for the three months ended September 30, 2005. Our amortization was $7,538 for the nine months ended September 30, 2006, a decrease of $6,541 or 46.5%, over the amortization of $14,079 for the nine months ended September 30, 2005. The decrease in amortization resulted from certain assets becoming fully amortized, offset by expenditures related to our network augmentation.
     We expect our depreciation and amortization for 2006 to be lower than it was in 2005 as historical assets continue to become fully depreciated. This decrease will be partially offset as we add more broadband and VoIP end-users to our network, purchase additional equipment so that we can offer new services such as LPVA, and amortize the value of the customer relationships related to our acquisition of NextWeb. We expect our depreciation and amortization to increase in 2007 when compared to 2006 primarily as a result of our anticipated completion of the LPVA build out in 2006. As explained above, we do not allocate depreciation and amortization expense to our business segments.

     Provision for Restructuring and Post-Employment Benefits
     During the three and nine months ended September 30, 2006, we reduced our workforce by approximately 6 and 54 employees, respectively, or 0.6% and 5.2% of our workforce, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with our reductions in force during the three and nine months ended September 30, 2006, we recorded employee severance benefits of $186 and $1,460, respectively. For the three and nine months ended September 30, 2006, $41 and $197, respectively, of these expenses related to our Wholesale segment and $151 and $377, respectively, related to our Direct segment. The remaining expenses (reversals) associated with these reductions in force during the three and nine months ended September 30, 2006 of $(6) and $886, respectively, were related to our Corporate Operations. We did not record restructuring expenses during the three and nine months ended September 30, 2005. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods.
Other Income (Expense)
     Net Interest Expense
     Our net interest expense was $1,771 and $3,721 for the three and nine months ended September 30, 2006, respectively. Net interest expense for the three and nine months ended September 30, 2006 consisted primarily of interest expense on our 3% convertible senior debentures due 2024 and our 12% senior secured convertible note issued in March 2006, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense was $171 and $746 during the three and nine months ended September 30, 2005 consisted principally of interest expense on our 3% convertible senior debentures due 2024, less interest income earned on our cash, cash equivalents and short-term investments in debt securities balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures, our 12% senior secured convertible note, and our credit facility, partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.
     Investment Gains
     In August 2000, we made an equity investment in ACCA Networks Co., Ltd., or ACCA, a privately-held, Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. We recorded a net realized gain of $12,177 and $28,844 for the three and nine months ended September 30, 2005, respectively, as a result of the sale of shares of ACCA during the three and nine months ended September 30, 2005. We did not recognize similar gains for the three and nine months ended September 30, 2006.
     Gain on Deconsolidation of Subsidiary
     We recognized a gain of $53,963 for the nine months ended September 30, 2005 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 4, under “Other Restructuring Activities,” to our condensed consolidated financial statements for additional information on such gains. We did not recognize similar gains for the three and nine months ended September 30, 2006.
Income Taxes
     Although we recorded net income for the nine months ended September 30, 2005, we recorded a net loss for the year ended December 31, 2005. Consequently, we made no provision for income taxes for the nine months ended September 30, 2005 because we incurred net losses for such fiscal year.
Related Party Transactions
     We are a minority shareholder of Certive Corporation, or Certive. Our chairman of the board of directors, Charles McMinn, is also a stockholder of Certive.

     A member of our Board of Directors, Richard Jalkut, is the President and CEO of TelePacific Communications, Inc., or TelePacific, one of our resellers. We recognized revenues from TelePacific of $53 and $170 during the three and nine months ended September 30, 2006, respectively, and $69 and $221 during the three and nine months ended September 30, 2005, respectively. Accounts receivables from TelePacific were $0 as of September 30, 2006 and $19 as of December 31, 2005. In August 2006, TelePacific acquired mPower Communications, or mPower, which is one of our vendors. We paid $189 and $414 to mPower during the three and nine months ended September 30, 2006, respectively. No payments were made to mPower during the three and nine months ended September 30, 2005. There were no accounts payable to mPower as of September 30, 2006 and December 31, 2005, respectively.
     L. Dale Crandall, one of our directors, is also a director of BEA Systems, or BEA, one of our vendors. We paid $302 and $1,074 to BEA during the three and nine months ended September 30, 2006, respectively, and $15 and $293 during the three and nine months ended September 30, 2005, respectively. Accounts payable to BEA were $0 and $400 as of September 30, 2006 and December 31, 2005, respectively. Charles Hoffman, our CEO, is a director of Chordiant Software, or Chordiant, one of our vendors. We paid $0 and $254 to Chordiant during the three and nine months ended September 30, 2006, respectively, and $0 and $620 during the three and nine months ended September 30, 2005, respectively. There were no accounts payable to Chordiant as of September 30, 2006 and December 31, 2005, respectively. Charles Hoffman is also a director of Synchronoss Technologies, or Synchronoss, one of our vendors. We paid $75 and $75 to Synchronoss during the three and nine months ended September 30, 2006, respectively. No payments were made to Synchronoss during the three and nine months ended September 30, 2005. Accounts payable to Synchronoss were $2 and $0 as of September 30, 2006 and December 31, 2005, respectively.
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
     Our cash and cash equivalents balance for the nine months ended September 30, 2006 decreased by $39,022. The change in cash and cash equivalents was as follows:

	Nine months ended September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$(32,678)	$(33,889)
Investing activities	(63,565)	9,104
Financing activities	57,221	1,696

Total	$(39,022)	$(23,089)

Operating Activities
     Net cash used in our operating activities for the nine months ended September 30, 2006 decreased by $1,211 when compared to the nine months ended September 30, 2005. This decrease was attributable to an improvement in our net loss, adjusted for non-cash and non-operating items, of $38,374, offset by a $33,538 redemption of our collateralized deposit liability with AT&T, and the net change in our other operating assets and liabilities of $3,625. The net change in our operating assets and liabilities was primarily as a result of a $11,021 decrease in collateralized and other customer deposits as a result of applying such deposits towards accounts receivable balances, a $4,399 increase in accounts receivable due to the timing of receipts from our wholesale customers, partially offset by a

$8,438 increase in accounts payable and other current liabilities due to the timing of payments to our vendors, and a $3,224 decrease in inventories. We expect to continue to use cash in our operating activities in the short-term, primarily as a result of our operational expenses and our product, sales and marketing activities to promote our broadband, LPVA, VoIP and wireless services.
     We expect our cash usage in our operating activities to continue to improve, primarily as a result of our anticipated growth in our net revenues and the effect of our recent reduction in workforce and other cost reduction initiatives, and various initiatives during 2005 that improved our VoIP operations. These improvements will be partially offset by product, sales and marketing expenses to promote our broadband, wireless and VoIP services.
Investing Activities
     Our investing activities consist primarily of purchases, maturities and sales of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash used in our investing activities for the nine months ended September 30, 2006 increased by $72,669 when compared to the nine months ended September 30, 2005. This increase was primarily attributable to a $17,537 increase in restricted cash and cash equivalents primarily as a result of our commitment to use funds received from EarthLink exclusively for the expansion of our LPVA services, a $29,807 decrease in the proceeds from the sale of our equity securities, $16,680 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities, a $4,839 increase in equipment purchases as a result of expansion of LPVA services, $3,187 from the net cash effect of our acquisition of NextWeb, and a $547 decrease in other long-term assets due to an increase in deferred charges.
     We expect that in the remainder of 2006 our incremental expenditures related to the addition of subscribers in existing regions will increase proportionately in relation to the number of new subscribers that we add to our network. In addition, as discussed above, we will incur additional capital expenditures in conjunction with our planned ongoing deployment of LPVA under our agreement with EarthLink, and wireless broadband services.
Financing Activities
     Our financing activities consist primarily of proceeds from long-term debt, borrowings from our credit facility with Silicon Valley Bank, the issuance of our common stock, including issuances under our employee stock-based compensation plans, and the repayment of long-term debt. Net cash provided by our financing activities for the nine months ended September 30, 2006 increased by $55,525 when compared to the nine months ended September 30, 2005. This increase was primarily attributable to the $48,086 in proceeds, net of transaction and issuance costs, received from the sale of a 12% senior secured convertible note and our common stock to EarthLink in connection with the agreement for the expansion of our LPVA services (see Note 5 of the Notes to our consolidated Financial Statements for a description of the EarthLink transaction), $12,200 of proceeds from a draw on our credit facility, and a $2,504 increase in proceeds from the issuance of our common stock, primarily from the exercise of employee stock options, partially offset by a $7,131 repayment of NextWeb’s long term debt and our credit facility, and $651 in issuance costs related to our credit facility with Silicon Valley Bank. On September 15, 2006, we settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to $2,240. As permitted by the Note, we settled the interest due by issuing an additional note with the same terms as the original note.
     We expect that for the remainder of 2006 our net cash from financing activities will be primarily related to borrowings under and repayments of the revolving line of credit that we entered into with Silicon Valley Bank in April 2006, and the issuance of common stock under our employee stock-based compensation plans.
Liquidity
     We have incurred losses and negative cash flows from operations for the last several years and have an accumulated deficit of $1,723,628 as of September 30, 2006. For the nine months ended September 30, 2006, we recorded net loss of $5,507 and negative cash flow from operations of $32,678. As of September 30, 2006, we had $45,269 in unrestricted cash and cash equivalents, $12,687 in unrestricted short-term investments, and $24,674 in restricted cash and cash equivalents. The sum of these balances amounted to $82,630. For the nine months ended

September 30, 2006, and the three months ended December 31, 2005, we reduced our total workforce by approximately 5.2% and 13.6%, respectively, to improve our cost structure. In addition, we incurred expenditures in 2005 to automate several of our business processes and make them more cost effective. Furthermore, as described above, in April 2006 we obtained a $50,000 revolving credit facility with a local bank. As a result of these actions we expect that we will have sufficient liquidity to fund our operations at least through September 30, 2007. However, adverse business, legal, regulatory or legislative developments may require us to raise additional capital or obtain funds from debt financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and we are unable to raise additional capital or obtain additional liquidity, our financial condition will be adversely affected.
     On April 12, 2006, we redeemed our collateralized customer deposit liability with AT&T for $33,538. As a result of the redemption, the collateralized customer deposit liability and several of our agreements with AT&T have been terminated and AT&T has relinquished its related liens on our assets.
     In conjunction with the redemption described above, on April 13, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank, or SVB. The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At our option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins, and matures on April 13, 2008. As collateral for the loan under the Loan Agreement, we have granted security interests in substantially all of our real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. We have also provided a negative pledge on our intellectual property. As of September 30, 2006, we had an outstanding principal balance of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of our eligible accounts receivable and cash. As of September 30, 2006, we had $37,546 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.
     The Loan Agreement imposes various limitations on us, including without limitation, on our ability to: (i) transfer all or any part of our businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of our properties; (iv) pay dividends or make any other distribution on or purchase of, any of our capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $25,000 in 2006, and $30,000 in 2007, subject to certain exceptions, such as capital expenditures that are funded by a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to our business. In addition, the Loan Agreement requires us to maintain specified liquidity ratios and tangible net worth levels. As of September 30, 2006, we were in compliance with the above described limitations, covenants and conditions of the line of credit.
     In September 2006, we entered into an agreement to acquire substantially all of the assets of DataFlo Communications, LLC, a Chicago-based broadband wireless provider, for approximately $1,400 in cash. We expect the transaction to close during the three months ending December 31, 2006.
     We expect to use additional cash resources primarily to increase sales and marketing activities as we continue to expand the offering of wireless, VoIP and LPVA services. The amount of this additional usage of cash to expand the offering of these services will depend in part on our ability to control incremental selling, general and administrative expenses, the amount of capital expenditures required to grow the subscriber base, development of operating support systems and software, and our ability to generate demand for these services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.
     Our cash requirements for 2006 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:
•	contractual milestones in the deployment of our LPVA services with EarthLink;

•	our continuing ability to obtain access to ILEC facilities, including telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including any expansion of wireless services;

•	unanticipated opportunities;

•	network development schedules and associated costs; and

•	number of regions entered and the timing of entry and services offered.
Contractual Cash Obligations
     Our contractual debt, lease and purchase obligations as of September 30, 2006 for the next five years, and thereafter, were as follows:

	2006	2007-2008	2009-2010	Thereafter	Total
3% convertible senior debentures	$—	$—	$125,000	$—	$125,000
12% senior secured convertible note	—	—	—	42,240	42,240
Bank loan	6,100	—	—	—	6,100
Interest on notes payable	4,068	17,100	10,381	1,000	32,549
Capital leases	57	384	92	3	536
Office leases	1,274	9,818	5,615	480	17,187
Other operating leases	376	1,978	770	73	3,197
Purchase obligations	996	6,300	—	—	7,296

	$12,871	$35,580	$141,858	$43,796	$234,105

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
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of September 30, 2006, we were not involved in any SPE transactions.

Forward-Looking Statements
     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “goals,” “plans,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:
•	impact of federal, state and local telecommunications regulations, decisions and related litigation, and our ability to obtain ILEC network elements and facilities at reasonable rates;

•	continuing deployment of LPVA and our ability to bundle our data services with the voice services of Earthlink and other alternative voice providers;

•	timing of our cash flows;

•	extent to which customers purchase our services;

•	relationships with our strategic partners and other potential third parties;

•	pricing for our services in the future;

•	plans regarding new financing arrangements;

•	margins on our service offerings;

•	possibilities that we will increase our revenues;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including our selling, general and administrative expenses, adequacy of our cash reserves, and the number of anticipated installed lines;

•	plans to increase sales of value-added services, like VoIP and wireless;

•	anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	feasibility of alternative access solutions, like wireless;

•	effects of litigation currently pending; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
(All dollar amounts are presented in thousands)
     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate and short-term nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of September 30, 2006 is fixed-rate debt.
     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of September 30, 2006:

	Carrying Value	Interest Rate
Cash and cash equivalents	$45,269	2.65%
Short-term investments in debt securities	12,687	0.84%
Restricted cash and cash equivalents	24,674	1.52%

	$82,630	5.01%

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

     We are also a party to a variety of other pending or threatened legal proceedings as either plaintiff or defendant, and are engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We do not believe the ultimate outcome of these matters will have a material impact on our condensed consolidated financial position, results of operations, or cash flows. However, litigation is inherently unpredictable and there is no guarantee we will prevail or otherwise not be adversely affected.
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
     Our services are subject to federal, state and local government regulations. In particular, the company and its resellers are dependent on certain provisions of the 1996 Telecommunications Act to procure certain facilities and services from the RBOCs that are necessary to provide our services. As a result, our business is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from state PUCs.
     Over the last several years the FCC has made substantial changes to the regulatory environment in which we operate. The FCC’s August 21, 2003 Triennial Review Order and its release of further changes to its network unbundling rules on February 4, 2005, limited, and in some cases eliminated our access to some of the network elements that we use to operate our business. These orders were challenged by several parties, but in June 2006 the U.S. Court of Appeals for the District of Columbia Circuit affirmed the FCC’s rules. Where we no longer have regulated access to network elements, our costs are likely to increase as a result of these orders and we may be unable to profitably offer some of our services. We may be unable to adapt to the changed regulatory environment, in its current form, or to future changes, whether resulting from these orders or from subsequent action by Congress, state legislatures, the courts, the FCC, or other regulatory authorities.
     In addition, the FCC’s August 2003 Triennial Review order and related subsequent orders provided that RBOC fiber-based facilities and packet-based facilities were no longer required to be unbundled and made available to competitive carriers like us. The RBOCs have each announced plans to aggressively deploy new fiber and packet-based facilities as replacements for the copper loop based facilities that we use to provide our services. This substitution of fiber and packet based facilities will reduce the portion of the market for data and voice services that we can reach utilizing our wireline network. While we are pursuing alternative means of providing services where this occurs, including commercial access agreements with the RBOCs and alternative means of providing services, such as fixed wireless, we may not be successful in these efforts, and there may be material adverse effects on our financial condition.

     Most recently, on September 6, 2006, Verizon filed petitions at the FCC requesting forbearance from the regulatory requirement to provide competitors access to loops and transport at cost-based rates in the Metropolitan Statistical Areas of Boston, New York, Philadelphia, Pittsburgh, Providence, and Virginia Beach. Ongoing access to these network elements at cost-based rates, particularly in the Boston, New York, and Philadelphia markets, is material to our ability to profitably offer our services. The FCC is required to act on these petitions by December 2007. Grant of the Verizon petitions, in whole or in part, could significantly increase the costs of providing our services and have a material adverse effect on our financial results.
Charges for network elements are generally outside of our control because they are proposed by the ILECs and are subject to costly regulatory approval processes.
     ILECs provide the copper lines that connect the vast majority of our end-users to our equipment located in their central offices. The 1996 Telecommunications Act generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Nonetheless, the nonrecurring and recurring monthly charges for lines (also know as copper loops) that we require vary greatly. These rates are subject to negotiations between us and the ILECs and to the approval of the state PUCs. Consequently, we are subject to the risk that the non-recurring and recurring charges for lines and other unbundled network elements will increase based on higher rates proposed by the ILECs and approved by state PUCs from time to time, which would increase our operating expenses and reduce our ability to provide competitive products.
     The impact of regulatory and judicial decisions on access to or the prices we pay to the ILECs for collocation and unbundled network elements is uncertain. There is a risk that ongoing access to collocation and unbundled network elements will be reduced or eliminated in certain markets over time. There is also a risk that any new prices set by the regulators could be significantly higher than current prices. If we are denied access to collocation or network components or are required to pay higher prices to the ILECs for collocation and network components, it could materially increase our operating expenses and reduce our ability to provide competitive products.
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
     As the FCC modifies, changes and implements its rules related to unbundling and collocation, we generally have to renegotiate our interconnection agreements to implement those new or modified rules. For example, we are involved in a number of renegotiations of interconnection agreements to reflect the FCC’s recent decisions. We may be unable to renegotiate these agreements in a timely manner, or we may be forced to arbitrate and litigate in order to obtain agreement terms that fully comply with FCC rules.
     Additionally, disputes have arisen and will likely continue to arise in the future as a result of different interpretations of the interconnection agreements. These disputes have delayed and could further delay the deployment of network capabilities and services, and resolution of any litigated matters will require ongoing expenditures and management time. In addition, the interconnection agreements are subject to state PUC, FCC and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that reduces our access to, or increases the cost of, the network components that we purchase from the ILECs.
We depend on a limited number of customers for the preponderance of our revenues, and we are highly dependent on sales through our resellers.
     The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 60.1% and 60.9%, respectively, of our net revenue for the three and nine months ended September 30, 2006. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.
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
     The RBOCs represent the dominant competition in all of our target service areas, and we expect this competition to intensify. The RBOCs have established brand names and reputations for quality service, possess sufficient capital to deploy new DSL equipment and other facilities rapidly, have their own telephone lines and can bundle digital data services with their existing voice, wireless and other services to achieve economies of scale in serving customers. They can also offer service to end-users using fiber and fiber-fed loops that they are not required to make available to us. Certain RBOCs are aggressively pricing their consumer DSL service subscription fees as low as $12.99 per month when ordered as part of a bundle, which has slowed sales of consumer DSL services by our reseller partners and increased the rate of churn among our existing users. We believe that we pose a competitive risk to the RBOCs and, as both our competitors and our suppliers, they have the ability and the motivation to disadvantage our business. If we are unable to enter into and maintain our agreements with the RBOCs that provide us with access to line-sharing at reasonable rates, we will be unable to price our consumer services at a price that is competitive with the RBOCs.

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
     In March 2006 we issued a $40,000 senior secured convertible note to Earthlink, Inc., or EarthLink, (“Earthlink Convertible Note”). This note is due in 2011 and, under specified circumstances, we may be required to repay the principal amount prior to 2011. In addition, the terms of the Earthlink Convertible Note and our $50,000 senior secured credit facility with Silicon Valley Bank include restrictive covenants that limit our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, or if any other event of default occurs under these agreements, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. This collateralization of the Earthlink Convertible Note and the Silicon Valley Bank senior secured credit facility, in addition to the existence of $125,000 in 3% convertible debentures, may also limit our ability to raise additional capital through sales of debt or equity securities.
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
     We must increase the volume of Internet, data and voice transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not add new customers and maintain our relationships with current customers, we may not be able to substantially increase traffic on our network, which would adversely affect our ability to become profitable. To accomplish this strategy, we must, among other things:
•	acquire new end-users;

•	efficiently deploy line-powered voice access, or LPVA, services under our agreement with EarthLink;

•	enter into and maintain agreements with the RBOCs or obtain favorable regulatory rulings that provide us with access to unbundled network elements on terms and conditions that allow us to profitably sell our consumer services;

•	enhance, improve and increase sales of our VoIP services;

•	upgrade our network to improve reliability and remain competitive;

•	efficiently expand wireless broadband services;

•	expand our direct sales capability and infrastructure in a cost-effective manner; and

•	continue to implement and improve our management information systems, including our client ordering, provisioning, dispatch, trouble ticketing, customer billing, accounts receivable, payable tracking, collection, fixed assets, transaction-based taxes and other management information systems.

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
     Sales of services directly to end-user customers represent a significant and growing part of our business. As we expand our direct business, we will face new operational challenges. These challenges include, but are not limited to, our ability to:
•	recruit, hire and train additional direct sales teams;

•	reduce our cost of acquiring new customers;

•	improve our VoIP provisioning, network management and monitoring and billing systems;

•	manage expanding and increasingly diverse distribution channels;

•	effectively manage additional vendors; and

•	continue to enhance our network and access products to provide business-class VoIP services.
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
     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of approximately $50,002 as of September 30, 2006. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.
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
     We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued patents and patent applications continues to increase. Responding to infringement claims, regardless of their validity, could:
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
Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” for additional information)
     We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. In particular, under certain circumstances we may be required to repay our existing $40,000 Earthlink Convertible Note and any amounts outstanding pursuant to our $50,000 senior secured credit facility with Silicon Valley Bank prior to the scheduled maturity dates for those loans. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and leases, some of which may be on less than optimal terms.
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
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     None.

ITEM 6. Exhibits

Exhibit			Incorporated by Reference		Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.1	Change in Control Agreement between Covad Communications Group, Inc. and Patrick Bennett	8-K	001-32588	August 1, 2006	10.1

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a)					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.
By:	/s/ CHARLES E. HOFFMAN
Charles E. Hoffman
President, Chief Executive Officer and Director

Date: November 3, 2006

By:	/s/ CHRISTOPHER DUNN
Christopher Dunn
Senior Vice President and Chief Financial Officer

Date: November 3, 2006

EXHIBIT INDEX

Exhibit			Incorporated by Reference		Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.1	Change in Control Agreement between Covad Communications Group, Inc. and Patrick Bennett	8-K	001-32588	August 1, 2006	10.1

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a)					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.