Form 10-K
period 2006-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2007-02-28
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filed and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 30, 2006 as reported on the American Stock Exchange, was approximately $547 million. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of February 14, 2007 there were 296,924,008 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

The following documents filed with the Commission are incorporated in Part III hereof by reference:

(a) Parts of the Registrant’s 2007 Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.

COVAD COMMUNICATIONS GROUP, INC.
For the Fiscal Year Ended December 31, 2006

PART I

ITEM 1.	Business

The following discussion contains forward-looking statements, including statements regarding our growth rates, cash needs, the adequacy of our cash reserves, relationships with customers and vendors, market opportunities, legislative and regulatory proceedings, operating and capital expenditures, expense reductions and operating results. Each of these statements involves risks and uncertainties. As a result, actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors including, but not limited to, those discussed in Part I, Item 1A. — “Risk Factors” and elsewhere in this Report.

We disclaim any obligation to update information contained in any forward-looking statement. See Part II, Item 7. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

(All dollar and share amounts are presented in thousands, except per share amounts)

Overview

We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 metropolitan areas in 44 states. Our telecommunications network allows us to offer services to more than 57 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, fixed wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and T-1 technologies to deliver our services. We also use fixed wireless broadband technology to deliver services in six of our metropolitan areas. In order to provide our DSL and T-1 services we purchase network elements, such as telecommunication lines and central office facilities, from the local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide facilities. We purchase the majority of these network elements from Verizon Communications, or Verizon, AT&T, Inc. (which now includes the companies formerly known as SBC Communications, or SBC, and BellSouth Telecommunications, or BellSouth), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2006, we had approximately 519,000 broadband access end-users, 1,623 VoIP business customers with a combined total of approximately 2,805 VoIP sites, and approximately 3,400 fixed wireless broadband customers in service.

We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data and voice connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. We also offer line-powered voice access service, or LPVA, which enables a wholesale partner to combine analog voice service with our consumer-grade data services. As of December 31, 2006, Wholesale had approximately 443,000 DSL and T-1 lines in service. The majority of our services are sold through our Wholesale segment.

Our Direct segment sells VoIP, high-speed data and voice connectivity, fixed wireless broadband, and related value-added services. Our business-grade VoIP services are sold exclusively through our Direct segment. We sell our Direct services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. Direct ended 2006 with approximately 76,000 DSL and T-1 lines in service. In addition, Direct provided service to approximately 1,623 VoIP business customers and approximately 3,400 fixed wireless broadband customers at the end of 2006.

Our business is subject to on-going changes in telecommunications technologies, the competitive environment, particularly continued pricing pressure on our consumer-grade services, federal and state telecommunications regulations, and our resellers’ changing market strategies. Sales of our stand-alone DSL services have slowed, and we continue to experience churn among our existing end-users due to pricing pressures and other factors. As a result of these market conditions, we have added or increased our focus on the following:

•	direct sales of bundled services, which includes VoIP and data communications services, to small and medium-sized businesses;

•	higher-bandwidth services, like our T-1 services;

•	fixed wireless broadband services; and

•	LPVA service.

We believe there is a substantial business opportunity to grow our sales of these services. While we believe we are favorably positioned to take advantage of this market opportunity, it is inherently difficult to predict with a high degree of certainty our ability to grow our sales of these services and whether our sales of these services will offset slowing sales of our stand-alone DSL services.

We were originally incorporated in California as Covad Communications Company in October 1996. In July 1997, we were incorporated in Delaware as Covad Communications Group, Inc., a holding company that conducts substantially all of its business through its operating wholly-owned subsidiaries.

Industry Background

DSL technology first emerged in the 1990’s and is commercially available today to address performance bottlenecks of the public switched telephone network. DSL equipment, when deployed at each end of standard copper telephone lines, increases the data carrying capacity of copper telephone lines from analog modem speeds of up to 56.6 kilobits per second, for the fastest consumer modems, and Integrated Services Digital Network, or ISDN, speeds of up to 128 kilobits per second to DSL speeds of up to 10 megabits per second downstream and up to 1.5 megabits per second upstream, depending on the length and condition of the copper line.

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

Fixed broadband wireless service has also emerged as an alternative to wireline services. Fixed wireless differs from mobile wireless service because the location of the end user is fixed. Improvements in technology and wider acceptance of wireless services have reduced the cost to deploy fixed wireless services. In addition, the development of the WiMax standard is expected to facilitate broader deployments of these services.

Our Service Offerings

Our service offerings can be grouped into two main categories, data and voice services. We deliver these services through our broadband wireline and fixed wireless networks. Our direct customers can purchase our data services separately, while our voice services are typically offered in a bundle with our data services. Within our data suite of services, we offer a variety of business and consumer-grade broadband access services, email and hosting services. Our business-grade wireline data services are sold under the TeleSpeed, TeleSoho and TeleXtend brands for wireline services and under our NextWeb brands for fixed wireless services. Our consumer-grade wireline services are sold under the TeleSurfer brand. In addition, resellers may purchase high-capacity network backhaul services from us to connect their facilities to our network and to provide direct technical support for their end-users. Our voice services are sold under the Covad ClearEdge brand. We also offer LPVA, which enables a wholesale partner to combine analog voice service with our consumer-grade data services.

The specific number of potential end-users who qualify for DSL service varies by central office and by region and is affected by line quality, distance and type of telephone loop facility deployed in a particular area. The specific number of potential end-users who qualify for fixed wireless services depends on distance from a base station, geography (such as to topology and the location of interfering buildings and trees) and the availability and characteristics of the type of wireless spectrum being used. Prices for our end-user services vary depending on the performance level of the service, the underlying technology used to deliver the service and our costs for offering a service. Our prices also vary for high volume customers that are eligible for volume discounts. See Part I, Item 1A. “Risk Factors — We may experience decreasing margins on the sale of our services, which may impair our ability to achieve profitability or positive cash flow” for a discussion of some of the risks associated with our ability to sustain current price levels in the future.”

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

TeleSoho

We introduced our TeleSoho service in September 2001. We designed TeleSoho for the Small Office/Home Office, or SoHo, customer segment. The service is asymmetric (faster download than upload speeds), offering speeds up to 6.0 megabits per second downstream and up to 768 kilobits per second upstream, and can be delivered to customers using a self or professional installation. TeleSoho is provisioned with an asymmetric DSL, or ADSL, router capable of supporting multiple end-users and can support one fixed Internet Protocol, or IP, address. Line-sharing and self-installations reduce the monthly recurring cost and the up-front cost for installation of the service. TeleSoho services provisioned over a shared line do not include service level agreements.

In July 2004, we introduced second-line TeleSoho services, which we provision over a dedicated line, instead of a shared line. Our second-line TeleSoho services provide features and performance similar to our TeleSoho line-shared services, but allow a customer to purchase this service without purchasing telephone service from the local telephone company. In addition, our second-line TeleSoho service includes service level commitments.

TeleXtend

We introduced our TeleXtend services in November 2001. These services allow end-users to connect to our network equipment in their local central offices over a T-1 line. The availability of TeleXtend services is not limited by distance from the servicing central office and is accompanied with SLAs providing for our highest level of service.

TeleSurfer

We introduced our TeleSurfer service in April 1999. TeleSurfer is designed for consumers. This service is asymmetric, offering speeds up to 6.0 megabits per second downstream and up to 384 kilobits per second upstream and uses dynamic IP addressing. We generally deliver this service to customers using a self-installation kit over a line-shared loop. Line-sharing and self-installations reduce the monthly recurring cost and the up-front cost for installation of the service. This service is not sold with SLAs.

In July 2004, we introduced second-line TeleSurfer services, which we provision over a dedicated telephone line. Our second-line TeleSurfer services provide features and performance similar to the TeleSurfer line-shared services, but allow a customer to purchase this service without purchasing telephone service from the local telephone company.

Fixed Broadband Wireless

As a result of our acquisitions of NextWeb, Inc., or NextWeb, which we completed on February 16, 2006, and DataFlo, Inc., which we completed on November 15, 2006, we are currently offering business-grade fixed broadband wireless services to customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara, Las Vegas and Chicago. This service is sold directly to end-users. We offer speeds of up to 9.0 megabits per second downstream and upstream using unlicensed spectrum and up to 100 megabits per second downstream and upstream using licensed spectrum, including spectrum leased from holders of FCC-auctioned spectrum. Our fixed broadband wireless services are offered with specific service levels of performance and times for repairs based on our SLAs. By offering fixed wireless broadband services, we expect that in the future we may be able to reduce our dependence on the ILECs for the network elements that we currently use to offer our services in the areas where we operate fixed wireless facilities. We also expect our recurring costs for fixed wireless end-users will be lower because in many cases we do not have to pay a monthly charge for a fixed wireless connection that is provisioned over our own network. In many cases we also can install fixed wireless services more quickly than we can install services that rely on network elements that are purchased from the ILECs. Finally, in some cases fixed wireless allows us to offer higher speed services than we can currently offer over our wireline network.

Voice over Internet Protocol for Businesses

In June 2004, we completed our acquisition of GoBeam, Inc., or GoBeam, and introduced our business-class VoIP services to small and medium-sized businesses. These services enable customers to use IP and Internet connections to make local and long distance telephone calls over Covad’s network instead of using the traditional public switched telephone network. We sell three VoIP services, Covad ClearEdge Pro, Covad ClearEdge Integrated Access and Covad ClearEdge Office. Covad ClearEdge Pro is intended as a substitute for a small company’s telephone Private Branch Exchange, or PBX, system and includes call features such as “find me, follow me,” web conferencing, call forwarding, instant messaging and unified voicemail and fax services. It is a hosted voice service, eliminating the need for on premise voice switching equipment. For customers who want to keep their existing PBX system, Covad ClearEdge Integrated Access has some of the same features as our Covad ClearEdge Pro service, but it works with an end-user’s existing PBX system to deliver local, long distance and Internet services over one managed network connection, an alternative to using multiple connections. We introduced Covad ClearEdge Office in 2006 for smaller businesses that want many of the call features of a PBX, but do not need all of the features and functionality offered by our Covad ClearEdge Pro service.

We believe that our Covad ClearEdge Pro and Office services provide cost advantages over PBX-based models because our customers do not need to purchase additional telephone line connections from other providers or install telephone switches at their premises. Customers of our Covad ClearEdge Pro and Covad ClearEdge Office services also can realize productivity improvements and reduce costs for in-house technical personnel, who typically are required to install and maintain a PBX-based telephone service.

While our VoIP services for businesses target a large market, we are continuing to enhance and expand our capability to market and sell these services through various channels. As a result, we will also continue to further enhance the internal systems and processes to support these new services, channels and additional customers.

Voice over Internet Protocol for Consumers

In January of 2006, EarthLink, Inc., or EarthLink, one of our wholesale customers, began offering a consumer-grade VoIP service deployed over the telephone lines that we lease from the RBOCs to provide data services. We refer to the portion of this service we provide as LPVA. EarthLink adds local and long distance VoIP and related services to our LPVA service, as well as high-speed Internet access, using consumers’ existing wiring, telephone and computer equipment. LPVA service is intended to compete with the consumer voice and data bundles offered by the RBOCs and the cable companies. This service is offered as part of EarthLink’s voice and data bundle in twelve metropolitan areas.

In order to offer LPVA service, we have deployed new Digital Subscriber Line Access Multiplexers, or DSLAMs in the RBOCs central offices in these twelve major metropolitan areas. If we decide to offer LPVA service out of additional central offices, we will need to similarly deploy new equipment in those locations. We do not currently intend to offer this service through our Direct segment.

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

Installation Services:  We offer professional installation services to our wholesale and direct customers in connection with our services. In some cases our customer may request that we install additional equipment, services or software, such as a firewall or a virtual private network, for an additional fee.

Sales and Marketing

Wholesale

We sell our broadband services to ISPs, telecommunications carriers and other resellers. These resellers purchase our services on a wholesale basis and sell them under their own brand. We had 404 resellers as of December 31, 2006. For 2006, our 30 largest resellers collectively accounted for 91.1% of our total wholesale net revenues and 60.6% of our total net revenues. For 2006, AT&T and EarthLink, two of our resellers, accounted for 14.3% and 11.1%, respectively, of our total net revenues. As of December 31, 2006, approximately 443,000 end-users purchased services through our resellers.

We offer our resellers a range of DSL, T-1 and LPVA services that they in turn offer to their business and consumer customers. They can either combine our DSL and T-1 lines with their own Internet access services or purchase our BIA services and resell the combination to their customers. Our agreements with our resellers generally have terms of one to three years and are non-exclusive. We generally do not require these resellers to generate a minimum number of end-users or a minimum amount of revenue, but we grant volume discounts based on subscriber volume.

Strategic resellers with established brand names help us deliver our services to a larger number of end-users. The cost of acquiring a customer for broadband services is significant, so leveraging the brand of our resellers, their customer bases, and embedded direct and indirect sales channels helps us reduce this cost.

We provide our resellers with sales and marketing support. We work jointly with our resellers to develop and fund marketing programs that are specific to their target markets, product offerings and sales objectives. We work to improve the cost of acquisition by assisting our resellers with direct marketing, promotions, and incentive programs.

Direct

We also sell our services directly and indirectly to end-user customers. We sell VoIP, high-speed data and voice connectivity, fixed wireless broadband and related value-added services directly through our direct sales force, telephone sales and Web sales capabilities. We also sell our services indirectly via a variety of third parties such as dealers, sales agents, referral partners and affinity groups. Our approach to this market is to combine our national network with other features to deliver services to small offices, home offices and small and medium-sized businesses, as well as distributed enterprises. As of December 31, 2006, we had approximately 76,000 broadband lines, 1,623 VoIP business customers with a combined total of approximately 2,805 VoIP sites, and approximately 3,400 fixed wireless broadband customers in service under our Covad brand.

Our marketing programs and communications to small and medium-sized businesses are primarily designed to increase brand awareness and encourage potential customers to contact our telesales center or visit our website. We use national and local marketing campaigns. We employ a wide variety of media, including on-line advertisements, television, direct mail, radio and print.

Our telesales and field sales teams also sell our services via outbound calling and “feet on the street” sales. Our telesales groups make outbound calls to individuals or organizations that have visited our website and to lists of pre-qualified businesses that match the profile of customers who have purchased services from us in the past. The field sales organization targets small businesses and also sells to enterprise customers that purchase our services for distribution across their enterprise, such as connecting remote offices back to their corporate headquarters.

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

Network Architecture and Technology

We designed our network to provide the following attributes, which we believe are important requirements for our existing and potential customers:

Consistent and Scalable Performance — We believe that packet networks will play an increasingly central role in the communications services market in the United States. With this in mind, we designed our network for scalability and consistent performance as we add new users and services. We have designed a nationwide network that is organized around our regional metropolitan areas and interconnected across the country. It is likely that our continued growth and the increasing amount of bandwidth required by our customers for applications like voice and video streaming will require that we continue to upgrade our equipment and purchase additional network capacity.

Intelligent End-to-End Network Management — Because customers’ lines are continuously connected, we have visibility from the ISP or enterprise site across the network all the way down to the customer’s line, and for certain high-value customers, further down to their CPE. Because our network is centrally managed, we can identify and improve network quality, service and performance.

Flexibility — We have designed our network to be flexible in handling various types of network traffic, including data, voice, and potentially extending to video information in the future. This flexibility will allow us to carry not only value-added services such as VoIP, but will also allow us to control the prioritization of content delivery over our national network. We accomplish the prioritization and quality of service control using ATM technology, which allows us to support both non-real time and real-time applications and allocates bandwidth among customers.

Network Operations Centers — Our entire network is managed from a network operations center located in the San Francisco Bay Area. We provide end-to-end network management using advanced network management tools on a 24x7 basis, which enhances our ability to address performance or connectivity issues.

Nationwide Broadband Access and Internet Connectivity — We link each of our metropolitan areas together with leased high-speed private backbone network connections. Our Internet access points are strategically located at high-speed interconnection facilities across the country in order to increase the performance and decrease the latency of connections to the Internet for our customers.

Private Metropolitan Network — We operate our own private metropolitan network in each region that we provide service. The network consists of high-speed communications circuits that we lease to connect our hubs, our equipment in individual central offices, our Internet access points, and our resellers and direct customers with multiple locations. We have leased fiber optic networks using Synchronous Optical Network, or SONET, technology in four of our major metropolitan areas. Our metropolitan networks operate at speeds of 45 megabits per second to 4.8 gigabits per second.

Central Office Spaces — Through our interconnection agreements with the ILECs, we lease space in central offices where we offer service. We require access to these spaces for our equipment and for persons employed by or under contract with us. We place DSLAMs in our central office spaces to provide the high-speed DSL signals on each copper line to our end-users. As of December 31, 2006, we had 2,048 operational central offices.

Telephone Lines — We lease the telephone lines running to end-users from the ILECs under terms specified in our interconnection agreements. We lease lines that, in many cases, must be specially conditioned by the ILECs to carry digital signals, usually at an additional charge relative to that for voice grade telephone lines. We also provide some of our services over telephone lines that already carry the voice service of an ILEC, known as line-sharing. Our continuing ability to use these line-shared telephone lines is dependent on our ability to maintain and enter into agreements with the three largest ILECs, the RBOCs, or to obtain favorable regulatory rulings.

Fixed Wireless Connections — We sell fixed wireless broadband services directly to end users in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara, Chicago and Las Vegas. We are evaluating whether we will offer the service in additional markets. We offer this service using a combination of licensed and unlicensed wireless spectrum. The advantage of using licensed spectrum is that it is easier to prevent interference from other providers. Much of the licensed spectrum we use today is licensed directly by the FCC on a point-to-point basis. Additionally, some licensed spectrum we use is leased from third party license holders. For this reason, we incur additional operating expenses using licensed spectrum. In contrast, unlicensed spectrum requires less operating expense, but the management of the interference caused by other devices and service providers requires careful engineering. In order to offer our fixed wireless services we must deploy radios and antennas in the areas where we intend to offer the service. This usually means that we need to secure roof or antenna rights in these markets, which requires additional expenditures. Our fixed wireless service uses pre-WiMax equipment. WiMax is a set of specifications for wireless equipment and services that will encourage the interoperability of solutions from different suppliers. We currently plan to gradually upgrade our fixed wireless network to the WiMax standard when this equipment is available.

DSL Modems, Telecommunications Equipment and On-Site Connection — We buy customer premises equipment, or CPE, from our suppliers for resale to our customers. In order to provide our business-class services to an end-user we currently have to configure and install CPE along with any required on-site wiring needed to connect the CPE to the copper line leased from the ILEC. Our fixed wireless services similarly require the deployment of CPE at the customer’s location. For our consumer access services, CPE is included in self-installation kits provided by us or our resellers. We ship the kits to end-users, who, in most cases, perform their own installation. Customers who purchase our VoIP services from us may also purchase office telephone equipment, such as telephones and conference speakerphones

Competition

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

•	RBOCs (Verizon, Qwest and AT&T);

•	cable television companies providing broadband and VoIP, such as Comcast Corporation, Cox Communications, Time Warner, Inc. and Charter Communications;

•	competitive telecommunications companies, such as MegaPath and XO Communications;

•	interexchange carriers including Sprint and Level 3 Communications;

•	VoIP service providers, such as M5 Networks, PingTone and cBeyond;

•	telephone equipment providers offering VoIP services, such as Nortel, Avaya, Cisco and Lucent;

•	Internet service providers, such as EarthLink and Speakeasy.net;

•	online service providers, including companies such as AOL, Google and MSN, a subsidiary of Microsoft Corp.; and

•	wireless and satellite service providers such as AT&T, Sprint, Verizon Wireless, T-Mobile, StarBand Communications Inc., DirecTV, EchoStar Communications Corporation, Globalstar, Lockheed, NextLink (a subsidiary of XO Holdings), StarBand Communications and Teledesic.

Interconnection Agreements with the Regional Bell Operating Companies

A critical aspect of our business is our interconnection agreements with the three largest ILECs, the RBOCs.

These agreements cover a number of aspects including:

•	prices we pay to lease access, both for stand-alone and line-shared lines;

•	special conditioning on certain of these lines to enable the transmission of digital signals;

•	prices and terms of central office space for our equipment;

•	prices we pay and access we have to data transport facilities connecting our facilities in different central offices and network points of presence;

•	interfaces that we can use to place orders, report network problems and monitor responses to our requests;

•	dispute resolution processes we use to resolve disagreements; and

•	terms of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of the relationships.

We have entered into interconnection agreements with or otherwise obtained interconnection rights from the three RBOCs in the states covering the metropolitan areas we serve. RBOCs often do not agree to our requested provisions in interconnection agreements. When we cannot agree, the 1996 Telecommunications Act provides for arbitration of interconnection agreement terms before state public utility commissions, or PUCs. We have not consistently prevailed in obtaining our desired provisions in such agreements.

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

Government Regulation

Overview — Our services are subject to a variety of federal laws and regulations. With respect to certain activities and for certain purposes, we have also submitted our operations to the jurisdiction of state and local authorities who may also assert more extensive jurisdiction over our facilities and services. The FCC has jurisdiction over our facilities and services to the extent that we provide interstate and international communications services. To the extent we provide certain identifiable intrastate services, our services and facilities may be subject to a variety of state laws and regulations. Rates for the services and network elements we purchase from the RBOCs are, in many cases, determined by the applicable state PUCs. In addition, local municipal governments may assert jurisdiction over our facilities and operations, such as through government-owned rights of way and local zoning. The precise jurisdictional reach of the various federal, state and local authorities is uncertain because it is subject to ongoing controversy and judicial review.

Recent Developments — On June 16, 2006, the United States Court of Appeals for the D.C. Circuit upheld the FCC’s February 4, 2005, order changing its rules regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. These rules include the following changes:

•	If certain criteria are met, ILECs can stop providing new transport services between the telephone companies’ central offices at regulated rates, which are usually lower than commercially available rates. These criteria are based on the number of business lines served by the connected central offices and the number of alternative providers collocated in the central offices. This rule went into effect on March 11, 2005. For existing transport services where the criteria are met, ILECs are required to continue to provide the services with a price increase of 15% for either twelve or eighteen months after the order went into effect. The twelve and eighteen month periods expired on March 11, 2006 and September 11, 2006, at which time commercially available rates prevailed. We currently purchase interoffice transport from the ILECs in order to carry traffic over our network. This change increased our data transport costs by approximately $4,260 in 2006 and we expect it will increase our data transport costs in 2007 by approximately $5,000.

•	In addition, ILECs are no longer required to provide new high-capacity unbundled DS-1 and DS-3 lines at regulated rates in locations where certain criteria are met. These criteria are based on the number of business lines served by the central office and the number of alternative providers collocated in the central office. This rule went into effect on March 11, 2005. For existing high-capacity DS-1 and DS-3 lines where the criteria are met, ILECs are required to continue to provide the lines for a twelve month transition period with a price increase of 15%. The transition period expired on March 11, 2006, at which time commercially available rates prevailed. We use DS-1 lines to provide business-grade services to our end-users. This change increased our cost to purchase DS-1 lines by approximately $503 in 2006.

•	ILECs are no longer required to provide new dark fiber lines at regulated rates. As of March 11, 2006, commercially available rates for these services prevail. In certain areas, we purchase dark fiber to transport data traffic within our network. Currently we purchase our dark fiber from non-ILEC providers. However, if we are unable to purchase dark fiber from non-ILEC providers in the future, we expect this change will increase our cost to purchase dark fiber lines. At this time we cannot reliably quantify the aggregate amount of these increases, if any.

•	Competitive telecommunications carriers, including our resellers, can no longer purchase voice services from the ILECs under an arrangement known as the Unbundled Network Element Platform, or UNE-P, for new customers at regulated rates. The existence of UNE-P had allowed us to bundle our data services with the voice services of competitive telecommunications providers through line-splitting arrangements. We currently bundle services in this manner only with competitive telecommunications providers that have agreements with the ILECs to allow them continued access to UNE-P or similar resold services. As discussed above, we have deployed an alternative method of delivering residential voice services with our LPVA service, which enables our strategic reseller, EarthLink, to offer local and long distance voice services to its customers (bundled with our data services) in competition with the local telephone companies.

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

The FCC decision mentioned above was a modification of the FCC’s previous Triennial Review order, which was issued on August 21, 2003, referred to as the Original Triennial Review Order. This order also represented a significant development for us because the FCC decided to phase out its rule requiring line-sharing pursuant to Section 251 of the 1996 Telecommunications Act over a three-year period. Line-sharing allows us to provision services using ADSL technology over the same telephone line that the ILEC is using to provide voice services. The phase-out period will be handled in the following manner:

•	Our line-shared customers as of October 2, 2003 were grandfathered indefinitely at current rates, terms and conditions. These line-shared customers provided approximately $68,758, $68,755 and $89,857, or 14.5%, 15.5% and 20.9%, of our revenues for 2006, 2005 and 2004, respectively.

•	For line-shared customers acquired from October 3, 2003 to October 2, 2004, the FCC-mandated maximum price for the high-frequency portion of the telephone line was 25% of the cost of a separate telephone line during the first year, 50% of the cost of a separate telephone line from October 3, 2004 to October 2, 2005, and 75% of the cost of a separate telephone line from October 3, 2005 to October 2, 2006. After October 2, 2006, we were required to transition these customers to new arrangements, which could include continued provision of services pursuant to commercial agreements.

•	As of October 3, 2004, we could no longer acquire new line-shared customers at regulated rates under Section 251 of the Telecommunications Act of 1996.

We have reached agreements that provide us with continued access to line-sharing with the three RBOCs (AT&T (except for the former BellSouth region that is now part of AT&T), Verizon and Qwest), accounting for approximately 91.7% of our line-shared customer base. Our agreements regarding line-sharing with AT&T, Verizon and Qwest expire in May of 2009, December of 2008 and October of 2007, respectively. In the event that we do not obtain favorable regulatory rulings for line-sharing or enter into and maintain line-sharing agreements with the RBOCs, we will be required to purchase a separate telephone line in order to provide services to an end-user in the areas served by RBOCs. If this occurs we may stop selling stand-alone consumer-grade services to new customers, because the cost of a separate telephone line is significantly higher than what we currently pay for a shared line and requires us to dispatch a technician to install the service. Our inability to acquire new line-shared customers would limit our growth and negatively impact our ability to sell consumer DSL services.

In the Original Triennial Review Order, and subsequent orders, the FCC also decided that ILECs are not required to allow us to access certain types of fiber and fiber-fed lines or the packet-switching functions of fiber-fed telephone lines to provision DSL services. In a subsequent order, released October 27, 2004, the FCC also granted the RBOCs forbearance from the obligation to provide access to the packet-switching functions of fiber-fed telephone lines under section 271 of the Telecommunications Act of 1996. This means that, unless we reach agreements with the RBOCs or obtain favorable regulatory rulings from the FCC or state regulators, we will continue to be unable to provide our most commonly-used services to end-users served by affected fiber-fed lines. Our inability to access fiber and fiber-fed packet-switching functions is significant for our business because it limits the addressable market for our DSL services, thereby limiting our growth. In addition, the RBOCs are increasing their deployment of fiber lines and fiber-fed remote terminal architectures, thereby limiting our addressable market.

The 1996 Telecommunications Act provided relief from the earnings restrictions and price controls that governed the local telephone business for many years. Since passage of the 1996 Telecommunications Act, the FCC has been less stringent in its review of tariff filings by the four largest ILECs, the RBOCs, including filings for DSL services. In particular, without substantive review of the cost support for the RBOCs’ DSL services, rates for those services may be below cost and may facilitate price squeezes, predatory pricing or other exclusionary strategies by ILECs that harm our business. On September 23, 2005, the FCC eliminated certain regulations that apply to the RBOCs provision of broadband Internet access services that are competitive with ours. The FCC determined that RBOC wireline broadband Internet access services are defined under the Communications Act as information services functionally integrated with a telecommunications component, and relieved RBOCs of related common carrier, tariffing, and non-discrimination obligations. The FCC also provided the RBOCs with flexibility to offer the transmission component of wireline broadband Internet access service to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis, or some combination of both. The FCC’s new regulatory classification of broadband Internet access service does not impact competitive local exchange carriers, or CLECs, ability to access UNEs under section 251 of the 1996 Telecommunications Act and the FCC’s rules. We expect that this additional regulatory freedom and any additional regulatory freedom granted to the RBOCs in this area will increase the competition we face from the RBOCs’ services and could reduce our access to ILEC facilities and services.

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

On March 31, 2006, AT&T (the combined SBC/AT&T entity resulting from the 2005 merger) and BellSouth filed applications at the FCC to request a transfer of BellSouth’s licenses and authorizations to AT&T, pursuant to AT&T’s planned acquisition of BellSouth. The U.S. Department of Justice approved the acquisition on October 12, 2006. On December 29, 2006, the FCC approved the acquisition, with conditions that are intended to be favorable to competitive telecommunications companies. Such conditions include UNE and other service price freezes; recalculation of areas where the merged AT&T/BellSouth entity is required to share their networks with competitive telecommunications companies; special access availability, pricing, and service quality monitoring; Internet peering access and transparency; and limitations on the use of regulatory forbearance to erode the benefits of the conditions. Another condition requires that AT&T offer stand-alone, or “naked,” ADSL service to its retail customers for $20 a month, which is significantly lower that the price that our resellers charge for similar services. These conditions are limited and are of varying durations.

Each of the FCC decisions in this area has been or will likely be challenged by various participants in the telecommunications industry. We expect that many of the components of these rules will be the subject of continuing litigation that could influence their ultimate impact. As such, it is not possible for us to predict the final effects of these rules with assurance.

Investors should review this discussion of the FCC’s recent rulemaking and the actual FCC orders carefully to understand the potentially significant effects that these proceedings may have on our ability to continue to engage in our business as we have in the past, as the FCC’s rulings create a number of uncertainties, risks, challenges and opportunities for us.

Federal and State VoIP Regulation — As a result of the growing deployment of VoIP services, the FCC has taken action to extend to many VoIP services regulations applicable to traditional voice services. For example, on June 3, 2005, the FCC released rules requiring VoIP carriers interconnected with the public switched telephone network, or PSTN, to provide enhanced 911, or E911, service to customers. On September 23, 2005, the FCC released rules requiring certain broadband Internet providers and VoIP carriers interconnected with the PSTN to accommodate wiretaps pursuant to the Communications Assistance for Law Enforcement Act, or CALEA. On June 21, 2006, the FCC extended FUSF contribution obligations to VoIP providers that connect through the publicly switched telephone network. This FCC decision has been challenged by various parties and the outcome of this challenged could influence the ultimate impact of these rules. Additionally, the FCC is conducting other regulatory proceedings that could further affect our regulatory duties and rights as a VoIP provider. There is regulatory uncertainty as to the imposition of access charges and other regulations, taxes, fees and surcharges on VoIP services.

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

Other Federal Regulation — We must comply with the requirements of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, as well as the FCC’s regulations under the statute. The 1996 Telecommunications Act eliminates many of the pre-existing legal barriers to competition in the telecommunications and video communications businesses, preempts many of the state barriers to local telecommunications service competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers. The law delegates to the FCC and the states broad regulatory and administrative authority to implement the 1996 Telecommunications Act.

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

Further, the 1996 Telecommunications Act provides the FCC with the authority to forbear from regulating entities such as us. The FCC has exercised its forbearance authority. As a result, we are not obligated to obtain prior approval from the FCC for our interstate services or file tariffs for such services. We generally do not file tariffs for our interstate services. We provide our interstate services to our customers on the basis of contracts rather than tariffs. We believe that it is unlikely that the FCC will require us to file tariffs for our interstate services in the future. We are, however, required to comply with certain obligations that attach to all telecommunications carriers. For example, we are required to make payments into the Federal Universal Service Fund, or FUSF, for some of our services. The FUSF is a federal fund to support various programs that ensure the availability of telecommunications services to, for example, schools, libraries, hospitals, and in high-cost regions of the country. We are required to pay a percentage of our interstate and international telecommunications and interconnected VoIP revenue to the FUSF, and we generally pass that percentage through to our customers. The amount we are required to pay into the FUSF varies depending on the breakdown between, for example, our telecommunications revenue and non-telecommunications, such as equipment sales and installation services, revenue. In addition, we are not required to pay into the FUSF for any revenues derived from information services. The FCC has a proceeding underway to reexamine its FUSF contribution rules, and the FCC and its FUSF collection agent periodically change the rules related to those contributions, including the percentage and time period of interstate telecommunications revenue that a carrier must contribute to the FUSF. To the extent those rules are changed, or new interpretations of those rules results in an increase in the FUSF contributions that we must make, we may be subject to increased liability for payments beyond what we have already contributed.

Other State Regulation — To the extent we provide identifiable intrastate services or have otherwise submitted ourselves to the jurisdiction of the relevant state telecommunications regulatory PUCs, we are subject to state jurisdiction. In addition, certain states have required prior state certification as a prerequisite for processing and deciding an arbitration petition for interconnection under the 1996 Telecommunications Act. We are authorized to operate as a CLEC in all of the states covering metropolitan statistical areas we serve. We file tariffs in certain states for intrastate services as required by state law or regulation. We are also subject to periodic financial and other reporting requirements of these states with respect to certain intrastate services. Jurisdictional determinations that some or all of our services are intrastate services could harm our business. In particular, we could be deemed liable for payments into state universal service funds, which require telecommunications carriers providing intrastate services to pay a percentage of their intrastate revenues to support state programs that ensure universal availability of telecommunications and related services. We do not believe that the services we offer on an interstate basis are subject to such state assessments, but a state commission or judicial decision to the contrary could subject us to liability for such payments.

Each state PUC has proceedings to determine the rates, charges and terms and conditions for collocation and unbundled network elements. Unbundled network elements are the various portions of an ILEC’s network that a competitive company can lease for purposes of building a facilities-based competitive network, including telephone lines, central office collocation space, inter-office transport, operational support systems, local switching and rights of way. The rates in many of our interconnection agreements are interim rates and will be prospectively, and, in some cases, retroactively, affected by the permanent rates set by the various state PUCs. We have participated in unbundled network element rate proceedings in several states in an effort to reduce these rates. If any state commission decides to increase unbundled network element rates our operating results would be adversely affected.

Local Government Regulation — We may be required to obtain various permits and authorizations from municipalities in which we operate our own facilities. The issue of whether actions of local governments with respect to activities of carriers, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive companies which may be preempted by the FCC is the subject of litigation. Although we rely primarily on the unbundled network elements of the ILECs, in certain instances we deploy our own facilities and, therefore, may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could harm our business.

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

The ultimate outcome of these proceedings and the ultimate impact of the 1996 Telecommunications Act or any final regulations adopted pursuant to the 1996 Telecommunications Act on our business cannot be determined at this time but may well be adverse to our interests. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we can give no assurance that such future regulation or regulatory changes will not harm our business. See Part I, Item 1A. — “Risk Factors — Our services are subject to government regulation, and changes in current or future laws or regulations could adversely affect our business” and Part I, Item 1A. — “Risk Factors — Charges for network elements are generally outside of our control because they are proposed by the ILECs and are subject to costly regulatory approval processes.”

Significant Customers

We had approximately 404 wholesale customers as of December 31, 2006. For 2006, 2005 and 2004, our 30 largest wholesale customers in each such year collectively comprised 60.6%, 65.4% and 67.4% of our total net revenues, respectively. Two of our wholesale customers each individually accounted for more than 10% of our revenue:

•	AT&T accounted for 14.3%, 16.3% and 13.8% of our total net revenues for 2006, 2005 and 2004, respectively; and

•	EarthLink accounted for 11.1%, 14.6%, and 16.9% of our total net revenues for 2006, 2005 and 2004, respectively.

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

Currently we have fifteen patents granted and a number of patent applications pending. We intend to seek additional patent protection for our systems and services to the extent possible. These patents may not be issued to us. Even if they are issued, they may not protect our intellectual property from competition. Competitors may design around or seek to invalidate these patents.

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

Employees

As of December 31, 2006, we had 967 employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing, legal, finance, human resources and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing, legal, accounting and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

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

(All dollar and share amounts are presented in thousands, except per share amounts)

Investing in and holding our common stock involve a degree of risk. Many factors, including those described below and set forth elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC, could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. If any of these risks materialize, our business, financial condition and results of operations could suffer. These risks are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business.

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

In addition, the FCC’s August 2003 Triennial Review order and related subsequent orders provided that RBOC fiber-based facilities and packet-based facilities were no longer required to be unbundled and made available to competitive carriers like us. The RBOCs have each announced plans to aggressively deploy new fiber and packet-based facilities as replacements for the copper loop based facilities that we use to provide our services. This substitution of fiber and packet based facilities and related phase-out of copper lines will reduce the portion of the market for data and voice services that we can reach utilizing our wireline network. While we are pursuing alternative means of providing services where this occurs, including commercial access agreements with the RBOCs and alternative means of providing services, such as fixed wireless, we may not be successful in these efforts, and there may be material adverse effects on our financial condition.

Most recently, on September 6, 2006, Verizon filed petitions at the FCC requesting forbearance from the regulatory requirement to provide competitors access to lines and transport at cost-based rates in the Metropolitan Statistical Areas of Boston, New York, Philadelphia, Pittsburgh, Providence, and Virginia Beach. Ongoing access to these network elements at cost-based rates, particularly in the Boston, New York, and Philadelphia markets, is material to our ability to profitably offer our services. The FCC is required to act on these petitions by December 2007. Grant of the Verizon petitions, in whole or in part, could significantly increase the costs of providing our services and have a material adverse effect on our financial results.

Charges for network elements are generally outside of our control because they are proposed by the ILECs and are subject to costly regulatory approval processes.

ILECs provide the copper lines that connect the vast majority of our end-users to our equipment located in their central offices. The 1996 Telecommunications Act generally requires that charges for these unbundled network elements be cost-based and nondiscriminatory. Nonetheless, the nonrecurring and recurring monthly charges for copper lines that we require vary greatly. These rates are subject to negotiations between us and the ILECs and to the approval of the state PUCs. Consequently, we are subject to the risk that the non-recurring and recurring charges for lines and other unbundled network elements will increase based on higher rates proposed by the ILECs and approved by state PUCs from time to time, which would increase our operating expenses and reduce our ability to provide competitive products.

The impact of regulatory and judicial decisions on access to or the prices we pay to the ILECs for collocation and unbundled network elements is uncertain. There is a risk that ongoing access to collocation and unbundled network elements will be reduced or eliminated in particular markets over time. There is also a risk that any new prices set by the regulators could be significantly higher than current prices. If we are denied access to collocation or network components or are required to pay higher prices to the ILECs for collocation and network components, it could materially increase our operating expenses and reduce our ability to provide competitive products.

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

As the FCC modifies changes and implements its rules related to unbundling and collocation, we generally have to renegotiate our interconnection agreements to implement those new or modified rules. For example, we are involved in a number of renegotiations of interconnection agreements to reflect the FCC’s recent decisions. We may be unable to renegotiate these agreements in a timely manner, or we may be forced to arbitrate and litigate in order to obtain agreement terms that fully comply with FCC rules.

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

The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 60.6% of our net revenues for 2006. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.

If we were to lose one or more of our key resellers or if one or more of our key resellers stopped providing us with orders or removed end-users from our network, our revenue and line-growth could be materially adversely affected. Consolidations, mergers and acquisitions involving our key resellers have occurred in the past and may occur in the future. These consolidations, mergers and acquisitions may cause key resellers to stop providing us with orders or to remove end-users from our network. On January 31, 2005, one of our major resellers, AT&T Corp., was acquired by SBC, one of the largest RBOCs and also one of our larger resellers. The surviving company is now known as AT&T, Inc. On January 6, 2006, another one of our resellers, MCI, was acquired by Verizon. The combined AT&T entity and Verizon (including MCI) are both our competitors and resellers of our services and account for a significant portion of our revenues. At this time, we cannot predict the effects of these transactions on our revenues derived from the new combined AT&T or from MCI, or the timing of any such effects.

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

The RBOCs represent the dominant competition in all of our target service areas, and we expect this competition to intensify. The RBOCs have established brand names and reputations for quality service, possess sufficient capital to deploy new DSL equipment and other competing products and services rapidly, have their own telephone lines and can bundle digital data services with their existing voice, wireless and other services to achieve economies of scale in serving customers. They can also offer service to end-users using fiber and fiber-fed lines that they are not required to make available to us. Certain RBOCs are aggressively pricing their consumer DSL service subscription fees below $15 per month when ordered as part of a bundle, which has slowed sales of consumer DSL services by our reseller partners and increased the rate of churn among our existing users. We believe that we pose a competitive risk to the RBOCs and, as both our competitors and our suppliers, they have the ability and the motivation to disadvantage our business. If we are unable to enter into and maintain our agreements with the RBOCs that provide us with access to line-sharing at reasonable rates, we will be unable to price our consumer services at a price that is competitive with the RBOCs.

Cable modem service providers, such as Cox Communications, Comcast, and Time Warner, and their respective cable company customers, have deployed high-speed Internet access services over coaxial cable networks. These networks provide similar, and in some cases, higher-speed data services than we provide. In addition, cable providers are bundling VoIP telephony and other services, such as video-on-demand, with their Internet access offerings. As a result, competition with the cable modem service providers may have a significant negative effect on our ability to secure customers and may create downward pressure on the prices we can charge for our services.

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

We continuously develop, test and introduce new services that are delivered over our network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In some cases, the introduction of new services requires the successful development of new technology. In addition, some of the equipment in our network will need to be replaced as it becomes obsolete and in order to accommodate the increasing bandwidth that our customers require. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may depend on the conclusion of contract negotiations with vendors and vendors meeting their obligations in a timely manner. In addition, new service offerings may not operate as intended and may not be widely accepted by customers. If we are not able to successfully complete the development and introduction of new services and enhancements to our existing services, including VoIP, LPVA, and fixed wireless services, in a timely manner, our business could be materially adversely affected.

We may need to raise additional capital under difficult financial market conditions.

We believe our current cash, cash equivalents, and short-term investments in debt securities should be sufficient to meet our anticipated cash needs for working capital and capital expenditures until we become cash flow positive. We have a business plan for 2007 that we believe will take us to the point where our operations will yield a positive cash flow without raising additional capital. This business plan is based upon several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If actual events differ from these assumptions, we may be required to alter our business plan to reflect these changes. We will continue to monitor events to determine if such adjustments to our business plan are appropriate.

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

In March 2006 we issued a $40,000 senior secured convertible note to EarthLink, Inc., or EarthLink, and in September 2006 we issued an additional $2,240 senior secured convertible note to EarthLink (collectively the “EarthLink Convertible Notes”). This note is due in 2011 and, under specified circumstances, we may be required to repay the principal amount prior to 2011. In addition, the terms of the EarthLink Convertible Notes and our $50,000 senior secured credit facility with Silicon Valley Bank, or SVB, include restrictive covenants that limit our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, or if any other event of default occurs under these agreements, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. These restrictive covenants and the collateralization of the EarthLink Convertible

Notes and the Silicon Valley Bank senior secured credit facility, in addition to the existence of $125,000 in 3% convertible debentures, may also limit our ability to raise additional capital through sales of debt or equity securities.

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

In order to become cash flow positive and to achieve profitability, we must add end-users and sell additional services to our existing end-users while minimizing the cost to upgrade and expand our network infrastructure.

We must increase the volume of Internet, data and voice transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not add new customers and maintain our relationships with current customers, we may not be able to substantially increase traffic on our network, which would adversely affect our ability to become profitable. To accomplish this strategy, we must, among other things:

•	acquire new end-users;

•	efficiently deploy LPVA services under our agreement with EarthLink;

•	enter into and maintain agreements with the RBOCs or obtain favorable regulatory rulings that provide us with access to unbundled network elements on terms and conditions that allow us to profitably sell our consumer services;

•	enhance, improve and increase sales of our VoIP services;

•	upgrade our network to improve reliability and remain competitive;

•	efficiently expand fixed wireless broadband services;

•	expand our direct sales capability and infrastructure in a cost-effective manner; and

•	continue to implement and improve our management information systems, including our client ordering, provisioning, dispatch, trouble ticketing, customer billing, accounts receivable, payable tracking, collection, fixed assets, transaction-based taxes and other management information systems.

Our growth has placed, and will continue to place, significant demands on our management and operations. Our customers are using increasing amounts of bandwidth as they use applications like VoIP and streaming video. We expect to replace equipment in our network as it becomes obsolete, implement system upgrades, new software releases and other enhancements which will require additional expenditures and may cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers’ expectations. We expect these demands may require increased outsourcing of Covad functions to third parties. We may be unable to do this successfully, in which case we could experience an adverse effect on our financial performance.

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

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

The existence of our direct business poses challenges and may cause our resellers to place fewer orders with us or may cause us to lose resellers.

Although the majority of our revenue comes from resellers who purchase our services, sales of services directly to end-user customers represent a significant and growing part of our business. As we expand our direct business, we face multiple challenges. These challenges include, but are not limited to, our ability to:

•	recruit, hire and train additional direct sales teams;

•	reduce our cost of acquiring new customers;

•	improve our VoIP provisioning, network management and monitoring and billing systems;

•	manage expanding and increasingly diverse distribution channels;

•	effectively manage additional vendors; and

•	continue to enhance our network and improve our VoIP services.

In addition, some of our existing resellers may perceive us as a potential or actual competitor. As a result, these resellers may stop or slow their purchases of our services.

The communications industry is undergoing rapid technological changes and new technologies may be superior to the technology we use.

The communications industry is subject to rapid and significant technological changes, including continuing developments in DSL and VoIP technology and alternative technologies for providing broadband and telephony communications, such as cable modem, satellite and wireless technology. In addition, much of the equipment in our network has been in service for several years and may become inferior to new technologies. As a consequence, our success may depend on:

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

Our VoIP and LPVA services rely on Internet protocol, or IP, technology, which is different from, and much newer than, the legacy circuit-switch technology used by the traditional telephone companies and other providers of traditional communications services. Although we believe that IP technology is well-designed for the provision of a broad array of communications services to high numbers of users, we cannot assure that our IP-based network can handle increasingly higher volumes of voice and data traffic as we grow our business or as our customers’ usage increases, that it can adapt to future technological advancements, or that it will be reliable over long periods of time. We have experienced some interruptions in our VoIP service as a result of network and equipment issues as we enhance and improve this service. Any damage or failure that interrupts our operations negatively impacts our reputation and makes it more difficult to attract and retain customers.

Our use of fixed broadband wireless technology presents several challenges.

As a result of our acquisition of NextWeb and the assets of DataFlo in 2006, we now offer fixed broadband wireless service to a small portion of our customers. Fixed broadband wireless services are not as widely used as our DSL and T-1 services, which creates several unique challenges. First, there are fewer providers of equipment that we need to provide this service and the providers that exist are smaller than our traditional providers of network equipment. This may result in shortages of the equipment that we require or may cause us to pay more for this equipment. Our fixed wireless service uses pre-WiMax equipment. WiMax is a set of specifications for wireless equipment and services that will encourage the interoperability of solutions from different suppliers. We currently plan to gradually upgrade our fixed wireless network to the WiMax standard when this equipment is available, which will require additional capital expenditures.

Our use of unlicensed spectrum to provide fixed wireless service also presents unique challenges. Since the spectrum is unlicensed, there may be a large number of users of this spectrum in the areas where we offer our service. We carefully manage the interference caused by other devices and service providers, but this could become increasingly difficult as additional users of unlicensed spectrum emerge. If we are unsuccessful in managing this interference, our customers may become dissatisfied and stop purchasing our services.

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

Our reliance on third-party vendors involves additional risks, including:

•	the possibility that some of our vendors will leave the DSL equipment business or will stop supporting equipment that we already have installed;

•	the absence of guaranteed capacity;

•	the possibility that vendors will stop supporting software or equipment that we use or will no longer offer supplemental or replacement parts; and

•	reduced control over delivery schedules, quality assurance, production yields and costs.

Any of these events could have a material adverse impact on our business and operating results.

We use third-party vendors offshore for tasks that were previously done by our employees.

Since 2003 we have used offshore vendors to assist us with software development and certain customer support functions. Because we are using a third-party vendor to manage these day to day operations, we do not have as much control over the hiring and oversight of the vendors’ employees. In addition, the differences in time zones, languages and culture also present challenges. As a result, this arrangement may impair our ability to modify and improve our software and to develop new software in a timely manner. In addition, we have provided these vendors with access to our intellectual property. While we have taken certain contractual and procedural steps to protect our intellectual property, if any of the vendors or their employees improperly uses our intellectual property, it may be more difficult for us to assert our intellectual property rights because we may not be able to use United States courts to enforce our rights.

In outsourcing certain support functions to offshore vendors, we face similar challenges as with our software outsourcing arrangements. In addition, these vendors may have difficulties communicating with our customers and resolving non-standard customer issues. We also may experience difficulties integrating the vendor’s systems with our own.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of $50,002 and $9,414, respectively, as of December 31, 2006. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review of our goodwill during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

We must pay federal, state and local taxes and other surcharges on our services, the applicability and levels of which are uncertain.

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

We are a defendant in some of the litigation matters described in “Part I, Item 3. — “Legal Proceedings.” While we are vigorously defending these lawsuits, the total outcome of these litigation matters is inherently unpredictable, and there is no guarantee we will prevail. Adverse results in any of these actions could negatively impact our financial condition and results of operations and, in some circumstances result in a material adverse effect on us. In addition, defending such actions could result in substantial costs and diversion of resources that could adversely affect our financial condition, results of operations and cash flows.

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

Currently, we have been issued fifteen patents and we have a number of additional patent applications pending. We intend to prepare additional applications and to seek patent protection for our systems and services. These patents may not be issued to us. If issued, they may not protect our intellectual property from competition. Competitors could design around or seek to invalidate these patents.

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

Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information)

We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. In particular, under certain circumstances we may be required to repay our existing $40,000 convertible notes payable to EarthLink, our $125,000 in 3% convertible notes and any amounts outstanding pursuant to our $50,000 senior secured credit facility with SVB prior to the scheduled maturity dates for those loans. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and leases, some of which may be on less than optimal terms.

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

We are headquartered in San Jose, California in facilities with a combined total of 133,310 square feet, under a lease that will expire on October 31, 2010. In addition, we lease approximately 37,517 and 51,398 square feet of space for our call center operations in Herndon, Virginia and Denver, Colorado, respectively. We manage our network operations center in a 36,000 square feet location, separate from our corporate headquarters facilities, in San Jose, California. We also lease office space with a combined total of approximately 40,212 square feet in the metropolitan areas where we conduct operations.

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

Several stockholders filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against us and several former and current officers and directors in addition to some of the underwriters in our stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002 the plaintiffs amended their complaint and removed us as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that we and others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. The plaintiffs and the other issuer defendants have reached a tentative agreement to settle the matter, and we believe the tentative settlement will not have a material adverse effect on our consolidated financial position or results of operations. That settlement, however, has not been finalized. If the settlement is not finalized, we believe these officers and directors have strong defenses to these lawsuits and intend to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee these officers and directors will prevail.

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

We are also a party to a variety of other pending or threatened legal proceedings as either plaintiff or defendant, and are engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to us could significantly harm our business. We do not believe the ultimate outcome of these matters will have a material impact on our consolidated financial position, results of operations, or cash flows. However, litigation is inherently unpredictable and there is no guarantee we will prevail or otherwise not be adversely affected.

We are subject to state public utility commission, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, we are engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple ILECs. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, we do not believe that these matters will result in material liability to us and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on our consolidated financial position, results of operations or cash flows if we are denied or charged higher rates for transmission lines or central office spaces.

ITEM 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, we did not submit any matters to the vote of our security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(Share amounts are presented in thousands)

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

	High	Low

Fiscal Year Ended December 31, 2005
First Quarter	$2.26	$1.20
Second Quarter	$1.49	$1.07
Third Quarter	$1.50	$1.06
Fourth Quarter	$1.10	$0.67
Fiscal Year Ended December 31, 2006
First Quarter	$2.13	$0.87
Second Quarter	$2.59	$1.75
Third Quarter	$2.05	$1.35
Fourth Quarter	$1.53	$1.08

On December 31, 2006, the last reported sale price for our common stock on the American Stock Exchange was $1.38 per share. As of February 14, 2007 there were 17,387 holders of record of our common stock, and there were no holders of record of our Class B common stock.

We have never declared or paid any dividends on our common stock. In addition, as a result of our loan agreement with Silicon Valley Bank, we are restricted to pay dividends or make any other distribution on or purchase of, any of our capital stock. We currently anticipate that we will retain any future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our board of directors will determine our future dividend policy.

The following table summarizes our existing equity compensation plans as of December 31, 2006.

Number of
securities
remaining
available
		Weighted-	for future
	Number of	average	issuance
	securities to be	exercise	under equity
	issued upon	price of	compensation
	exercise of	outstanding	plans (excluding
	outstanding	options,	securities
	options, warrants	warrants and	reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	23,038	$4.30	21,350
Equity compensation plans not approved by security holders(2)	44	9.83	—

Total	23,082	$4.31	21,350

(1)	1997 Stock Plan and 2003 ESPP. Securities available for future issuance under the Company’s 2003 ESPP are included in column (c) but are not included in columns (a) and (b) because amount and price of securities purchased in an offering period are determined at the end of such offering period. The Company’s next offering period ends in June 2007.

(2)	These plans consist of the Laser Link 1997 Stock Plan, the BlueStar 2000 Stock Incentive Plan, and the GoBeam 2000 Employee and Consultant Equity Incentive Plan, all of which were assumed by the Company in connection with the acquisitions of each company.

ITEM 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(All dollar and share amounts are presented in thousands,
	except per share amounts)

Consolidated Statement of Operations Data:
Revenues, net	$474,304	$443,179	$429,197	$388,851	$383,496
Cost of sales (exclusive of depreciation and amortization)	328,474	311,139	266,172	288,122	298,336
Benefit from federal exercise tax adjustment	(19,455)	—	—	—	—
Selling, general and administrative	127,129	158,552	146,241	140,081	150,373
Depreciation and amortization	44,825	67,241	77,410	73,884	127,088
Provision for restructuring and post-employment benefits	1,597	3,640	1,409	1,235	—
Loss from operations	(8,517)	(97,964)	(60,000)	(114,570)	(180,992)
Interest expense	9,562	5,005	4,927	5,526	5,581
Gain on sale of equity securities	—	28,844	—	—	—
Gain on deconsolidation of subsidiary	—	53,963	—	—	—
Net loss	$(13,949)	$(15,722)	$(60,761)	$(112,302)	$(184,828)
Basic and diluted per share amounts:
Net loss	$(0.05)	$(0.06)	$(0.24)	$(0.50)	$(0.84)
Weighted-average common shares used in computing basic and diluted per share amounts	290,262	265,240	249,187	224,950	219,744

	As of December 31,
	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$62,072	$96,501	$150,996	$114,345	$202,492
Property and equipment, net	$87,586	$71,663	$78,707	$94,279	$108,737
Total assets	$313,308	$300,581	$385,225	$334,711	$442,161
Long-term obligations, including capital leases	$168,801	$125,206	$125,734	$50,000	$50,165
Total stockholders’ equity (deficit)	$2,354	$(20,169)	$(8,635)	$(5,553)	$82,299

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002

Other Operating and Financial Data
Collocation facilities	2,048	2,052	2,052	1,819	1,802
Homes and businesses passed (approximately)	57,000,000	57,000,000	50,000,000	46,000,000	46,000,000
Lines in service	519,000	567,200	533,200	517,000	381,000
Capital expenditures for property and equipment	$46,964	$42,397	$38,743	$44,142	$22,782
Capital expenditures for collocation fees and purchases of other intangibles assets	$3,236	$3,582	$7,900	$14,889	$3,782

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar and share amounts are presented in thousands, except per share amounts)

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in Part I, Item 1A. — “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement. See — Forward-Looking Statements.”

Overview

Our Business

We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas in 44 states. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, fixed wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and T-1 technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local exchange carriers, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, AT&T, Inc. (formerly SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2006, we had approximately 519,000 broadband access end-users, 1,623 VoIP business customers with a combined total of approximately 2,805 VoIP sites, and 3,400 fixed wireless broadband customers.

We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of December 31, 2006, Wholesale had approximately 443,000 DSL and T-1 lines in service, down from 488,100 lines as of December 31, 2005. The majority of our services are sold through our Wholesale segment.

Our Direct segment sells VoIP, high-speed data connectivity, fixed wireless broadband, and related value-added services. We sell our business-grade VoIP services primarily through our Direct segment. We sell our Direct services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of December 31, 2006, Direct had approximately 76,000 DSL and T-1 lines in service, down from 79,100 lines as of December 31, 2005. In addition, Direct provided service to approximately 1,623 Business VoIP customers and 3,400 fixed wireless broadband customers at the end of 2006.

While total lines in service as of December 31, 2006 decreased by 8.5% when compared to December 31, 2005, our total business lines increased by 2.0% and our higher revenue T-1 lines increased by 38.8%.

Since our inception, we have and continue to generate significant net and operating losses and negative operating cash flow. Our cash reserves are limited and our business plan is based on assumptions that we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire, or we may not be able to raise or obtain additional liquidity.

Regulatory Environment

Recent decisions of the Federal Communication Commission, or FCC, as described in more detail in Part I, Item 1 — “Business — Government Regulation,” have created a number of uncertainties, challenges and potential opportunities for us. The final effect of these developments will be subject to further proceedings at the FCC and the reactions of the various participants in the telecommunications industry, and many of these components are, or likely will be, the subject of continuing litigation that could influence the decisions’ ultimate impact. As such, it is difficult for us to predict with a high degree of certainty the final effects of the FCC’s decisions.

Our Opportunities and Challenges

Our business is subject to on-going changes in technologies, the competitive environment, particularly with regard to continued pricing pressure on our consumer-grade services and industry consolidation, federal and state regulations, and our resellers’ changing market strategies. We continue to experience churn among our existing end-users due to pricing pressures and other factors. As a result of these market conditions, we have increased our focus on growing our sales of:

•	T-1 access;

•	business asymmetric DSL, or ADSL;

•	line-powered voice access service, or LPVA;

•	VoIP; and

•	Fixed wireless broadband access.

We refer to these services as our Growth services. Our remaining services are comprised of consumer ADSL, business symmetric DSL, or SDSL, frame relay and high-capacity transport circuits. We refer to these services as our Legacy services.

We believe that our focus on small and medium-sized businesses enables us to position ourselves as a specialized provider to this market. While we believe we are favorably positioned to take advantage of these market opportunities for our Growth services, it is difficult to predict with a high degree of certainty our ability to grow our sales of these services, and whether our sales of these services will offset slowing sales of Legacy services.

Given the facts above and the highly competitive, dynamic, and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:

Efficient use of cash — We concluded 2006 with cash and cash equivalents, short-term investments in debt securities, and restricted cash and cash equivalents of $81,650. This balance was comprised of $46,279 of cash and cash equivalents, $15,793 in short-term investments in debt securities, and $19,578 in restricted cash and cash equivalents. We continue to manage expenditures closely. Our ability to attain and sustain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue. We committed to significant capital expenditures in 2006 to enhance our network to provide next-generation communications services, which were funded with the proceeds that we obtained from our strategic agreement with EarthLink, Inc., or EarthLink.

Efficiently deliver broadband Internet access services to consumers — Our ISP customers that resell our stand-alone DSL services continue to face intense competition from the ILECs and cable providers like Comcast, Time Warner and Cox Communications. These competitors are aggressively pricing their consumer broadband services, often as part of a bundled service offering that includes voice and video services. We believe these market conditions place pricing pressure on us and our resellers, reduce the number of orders for our services, and cause a higher level of churn among our consumer end-users. For 2006, we believe these conditions contributed to reductions of approximately 53,000 in our total number of consumer broadband end-users.

In January of 2006, EarthLink began a trial offer in three markets of a consumer-grade voice service deployed over our LPVA service. LPVA service is intended to compete with the consumer voice and data bundles offered by the RBOCs and the cable companies. In addition, on March 15, 2006, we entered into a strategic agreement with EarthLink to build and deploy our LPVA services in eight additional cities. The transaction contemplated by such agreement was consummated on March 29, 2006 and is described in Note 7 — “Long-Term Debt and Credit

Arrangements” to our consolidated financial statements. We completed our deployment of LPVA in these additional cities in the fourth quarter of 2006.

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

Enter and maintain acceptable line-sharing terms with the RBOCs — We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 14.5% of our revenues from the sale of our line-shared services. Although the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to enter into and maintain long-term agreements with the RBOCs, like our agreements with AT&T, Verizon and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.

Expand and diversify our sources of revenue — We continue to take steps to improve our prospects for revenue growth. We continue our efforts to diversify our revenue sources by adding new services such as voice, fixed wireless broadband, LPVA and expanded on-premise customer services, as well as by adding new resellers.

New market opportunities — We have recently developed several services, targeting both our wholesale and direct channels, which we believe will generate new revenues. For our direct channels, we have introduced:

•	Covad ClearEdge Integrated Access — an integrated voice and data T-1 line that targets customers who have a premises-based PBX or key telephone system;

•	Covad ClearEdge Office — a hosted VoIP and broadband offering designed for very small businesses; and

•	Fixed wireless Broadband — through our acquisition of NextWeb, Inc., or NextWeb, we plan to leverage wireless broadband technology, expand our market reach and reduce our dependence on the ILECs and other carriers.

For wholesale channels, we have introduced Voice Optimized Access, or VOA, and LPVA. We believe that VOA is an ideal solution for companies that want to offer their VoIP solutions in connection with our services. LPVA is an alternative voice solution targeted at residential customers who want to purchase voice services from a provider other than their local telephone company, but want the convenience of maintaining existing inside wiring and telephones.

We are in the early stages of offering these capabilities and continue to experience operational and competitive challenges as we expand and improve our capabilities. Our ability to succeed in providing these new services will depend on whether we offer a competitively-priced offering and continue to improve these services.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:

•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty-four to forty-eight months using the straight-line method. Similarly, we treat the incremental direct costs of service activation, which consist principally of customer premises equipment, or CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over a range of twenty-four to forty-eight months.

•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market, determined using the “first-in, first-out” method. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position, results of operations or cash flows.

•	We perform on-going research and analysis of the applicability of transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which we do business and transaction-based tax experts to determine the extent of our transaction-based tax liabilities. In addition, we continue to analyze the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. It is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We record post-employment benefits which primarily consist of our severance plans. These plans are primarily designed to provide severance benefits to our eligible employees whose employment is terminated in connection with reductions in our workforce. We do not accrue for this employee benefit, other than for individuals that have been notified of termination, because we cannot reasonably determine the probability or the amount of such payments.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment” , or SFAS 123R. Accordingly, we account for stock-based awards exchanged for employee services based on the fair value of the award. We measure the stock-based compensation cost at the grant-date and recognize such cost over the employee requisite service period. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, or APB 25, and related Interpretations, and provided the required pro-forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” In accordance with APB 25, we did not recognize compensation cost for awards that had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. We elected to adopt the modified prospective transition method as provided by SFAS 123R. Under this transition method, compensation cost recognized in our consolidated statement of operations includes (i) compensation cost for all shared-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated. We currently do not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and because of our net operating loss carryforwards. We capitalize stock-based compensation as part of the cost of our network when we perform major build or enhancement projects. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SEC’s Staff Accounting Bulletin No. 107, or SAB 107, and our prior period pro-forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). We determine the expected life of the options using historical data for options exercised, cancelled after vesting

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the effect that SFAS 157 will have on our consolidated financial statements upon adoption of the Statement.

On September 13, 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method focuses primarily on the impact of the misstatement on the statement of operations and includes the reversing effect of prior year misstatements. Because the focus is on the statement of operations, the roll-over method can lead to accumulation of misstatements on the balance sheet that may be immaterial to the balance sheet but correction in a single period could be material to the statement of operations. The iron curtain method focuses primarily on the effect of correcting the accumulated balance as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the statement of operations. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the iron curtain and roll-over method and is referred to as a “dual approach.” SAB 108 permits a company to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of January 1, 2006 with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect is not permitted to be used for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. We adopted SAB 108 in 2006 and such adoption did not have any effect on our consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force, or EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Federal Universal Service Fund, or FUSF, contributions and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record transaction-based taxes on a net basis, except for the FUSF charges billed to customers, in our consolidated statements of operations. We believe that the adoption of EITF 06-3 will not have a significant effect to our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal reporting periods beginning after December 15, 2006. We believe that the adoption of FIN 48 will not have a significant impact to our consolidated financial statements.

Business Segment Information

We manage our business in segments that are based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. Our wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs and telecommunications carriers. Our direct segment, or Direct, is a provider of voice and data communication services, which include VoIP, high-speed Internet access, fixed wireless broadband, and other related services to individuals, small and medium-sized businesses, and other organizations. We report all other operations and activities as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support our revenue producing segments and include costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on our investments, and income and expenses from our treasury and financing activities. We do not allocate such operating expenses and other income and expense items to our business segments because we believe these expenses and other income items are not directly managed or controlled by our business segments.

We measure our business segments’ profitability as income from operations, excluding certain operating expenses such as depreciation and amortization, and other income and expense items. Wholesale net revenues are primarily driven by products and services sold to large resellers, whereas Direct net revenues are primarily driven by products and services sold directly to end-users. Our business segments’ operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to our customers. Our business segments’ network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, CPE and equipment maintenance. Operating expenses include labor and related non-labor expenses for customer care, dispatch, and repair and installation activities.

We allocate network costs to our business segments based on their consumption of circuit or equipment capacity. We allocate end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. CPE cost is directly assigned to a business segment based on the number of installations performed by such segment. We allocate labor costs from our operations to our business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. We allocate employee compensation for our sales forces directly to the business segments based on the customers they sell to and serve. We allocate advertising and promotions to the business segments based on the targeted customers of the advertising and promotions.

Results of Operations for 2006, 2005 and 2004

Revenues, net

The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP and fixed wireless broadband services, and monthly subscription billings for high-capacity T-1 circuits sold to our wholesale customers. Because we do not recognize revenues from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the 2006, 2005 and 2004 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our net revenues also include billings for installation fees and equipment sales, which are recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing and service disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.

Our net revenues of $474,304 for 2006 increased by $31,125, or 7.0%, over our net revenues of $443,179 for 2005. This increase was attributable to a $41,521 increase in broadband revenues primarily as a result of higher sales from our Growth services, a $14,994 increase in VoIP revenues primarily as a result of adding customers and stations, an $11,035 increase in fixed wireless broadband revenues as a result of the acquisitions of NextWeb and DataFlo, and a $343 increase in other revenues as a result of the sale of a software license related to our operational and support system software. These increases were offset by decreases in broadband revenues as a result of $13,518 from lower selling prices and $23,250 from a decrease in the number of lines from our Legacy services.

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

We expect to continue to experience increases in net revenues from the sales of our Growth services, primarily T-1 broadband access, VoIP, and fixed wireless services. We also expect to continue to experience competitive pricing pressure on our current Legacy services. As a result, we expect to continue to experience high levels of customer service terminations, particularly in our consumer DSL services, which may be greater than the number of new activations. We also expect customer rebates and incentives to continue to be an element of our sales and marketing programs and we also may reduce our prices in order to respond to competitive market conditions. It is possible that these conditions will cause our revenues to decline in future periods if we do not generate enough new sales from our Growth services.

Segment Revenues and Significant Customers

Our segment net revenues were as follows:

	Year Ended December 31,
	2006	2005	2004

Wholesale	$315,321	$314,205	$309,899
Percent of net revenues	66.5%	70.9%	72.2%
Direct	$158,983	$128,974	$119,298
Percent of net revenues	33.5%	29.1%	27.8%

Our Wholesale net revenues for 2006 increased by $1,116, or 0.4%, when compared to 2005. This increase was attributable to a $25,641 increase in broadband revenues as a result of higher sales from our Growth services and a $343 increase in other revenues as a result of the sale of a software license related to our operational and support system software. These increases were partially offset by decreases in broadband revenues as a result of $10,149 from lower selling prices and $14,717 from a decrease in the number of lines from our Legacy services. Our Direct net revenues for 2006 increased by $30,009, or 23.3%, when compared to 2005. This increase was attributable to a $15,880 increase in broadband revenues as a result of higher sales from our Growth services, a $14,994 increase in VoIP revenues as a result of adding customers and stations, and an $11,035 increase in fixed wireless broadband revenues as a result of our acquisitions of NextWeb and DataFlo. These increases were partially offset by decreases in broadband revenues primarily as a result of $3,370 from lower selling prices and $8,532 from a decrease in the number of lines from our Legacy services.

Our Wholesale net revenues for 2005 increased by $4,306, or 1.4%, when compared to 2004. This increase was attributable to a $12,238 increase in broadband revenues as a result of adding end-users to our network, offset by a $7,932 decrease as a result of lower selling prices. Our Direct net revenues for 2005 increased by $9,676, or 8.1%, when compared to 2004. This increase was attributable to a $7,104 increase in broadband revenues as a result of adding end-users to our network, and a $6,960 increase as a result of adding VoIP customers and stations. These increases were offset by a $2,983 decrease in dial-up revenue as a result of the continuing decrease in demand for this service and a $1,405 decrease in broadband revenue primarily as a result of lower selling prices.

As of December 31, 2006, we had approximately 404 wholesale customers. For 2006, 2005 and 2004, our 30 largest wholesale customers, in each such year, collectively accounted for 91.1%, 92.2% and 93.4%, respectively, of our total wholesale net revenues, and 60.6%, 65.4% and 67.4%, respectively, of our total net revenues. As of December 31, 2006 and 2005, receivables from these customers collectively accounted for 53.1% and 56.3%, respectively, of our gross accounts receivable balance.

For 2006 and 2005, two of our wholesale customers, AT&T and EarthLink, individually accounted for 14.3% and 11.1%, and 16.3% and 14.6%, respectively, of our total net revenues. AT&T’s percentage of 14.3% and 16.3% for 2006 and 2005, respectively, includes the net revenues for AT&T and SBC, which became one entity in 2005. For 2004, EarthLink and AT&T individually accounted for 16.9% and 13.8%, respectively, of our total net revenues. As of December 31, 2006 and 2005, accounts receivable from EarthLink and AT&T individually accounted for 12.8% and 10.5%, and 15.3% and 10.2%, respectively, of our gross accounts receivables. No other individual customer accounted for more than 10% of our total net revenues for 2006, 2005 and 2004.

On May 27, 2005, we entered into an agreement with EarthLink to develop and deploy our LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment. As we provide the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with our revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to our consolidated financial statements) and are offset by the prepayment to the extent of EarthLink’s right to do so under the agreement. We categorize a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. As of December 31, 2006 the full amount of the prepayment became current. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services that EarthLink will purchase, and the actual amount sold during this period may be greater or less than this estimated amount. In addition, on March 15, 2006, we entered into a strategic agreement with EarthLink to build and deploy our LPVA services in eight additional cities. The transaction contemplated by such agreement was consummated on March 29, 2006. We did not record significant revenues from LPVA in 2006, however, we anticipate LPVA revenues to grow in 2007.

As of December 31, 2006, we had approximately 76,000 direct end-users compared to approximately 79,100 and 78,600 as of December 31, 2005 and 2004, respectively. As of December 31, 2006, we had 1,623 VoIP business customers with a combined total of approximately 2,805 sites utilizing our VoIP services as compared to 1,147 VoIP business customers with a combined total of approximately 1,649 sites as of December 31, 2005. As of December 31, 2006, we had approximately 3,400 fixed wireless customers.

Wholesaler Financial Difficulties

In 2006, 2005 and 2004, we issued billings to our financially distressed customers aggregating $2,161, $2,897 and $3,517, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, we recognized revenues from certain of these customers when cash was collected aggregating $2,218, $2,757 and $2,823 in 2006, 2005 and 2004, respectively. For 2006, 2005 and 2004, revenues from customers that filed for bankruptcy accounted for approximately 0.1%, 0.3% and 0.3%, respectively, of our total net revenues. As of December 31, 2006 and 2005, we had contractual receivables from our financially distressed customers totaling $470 and $666, respectively, which are not reflected in the accompanying consolidated balance sheet as of such date. Although MCI filed for bankruptcy protection on July 21, 2002, we continued to recognize revenues from MCI on an accrual basis based on MCI’s specific facts and circumstances. Consequently, the amounts in this paragraph related to financially distressed customers exclude amounts pertaining to MCI.

We have identified certain of our customers who were essentially current in their payments for our services prior to December 31, 2006, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of December 31, 2006, that we believe may be at risk of becoming financially distressed. For 2006, 2005 and 2004, revenues from these customers collectively accounted for approximately 1.3%, 11.0% and 7.7%, respectively, of our total net revenues. As of December 31, 2006, receivables from these customers collectively accounted for 1.4% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to 2006, revenue from such customers will only be recognized when cash is collected, as described above.

Operating Expenses

Operating expenses include cost of sales, benefit from transaction tax adjustment, selling, general and administrative expenses, provision for bad debts, depreciation and amortization of property and equipment, amortization of collocation fees and other intangibles, and provision for restructuring and post-employment benefits.

Our total operating expenses were as follows:

	Year Ended December 31,
	2006	2005	2004

Amount	482,821	$541,143	$489,197
Percent of net revenues	101.8%	122.1%	114.0%

Cost of sales (exclusive of depreciation and amortization)

Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office spaces, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

Our cost of sales was as follows:

	Year Ended December 31,
	2006	2005	2004

Amount	$328,474	$311,139	$266,172
Percent of net revenues	69.3%	70.2%	62.0%

Our cost of sales for 2006 increased by $17,335, or 5.6%, when compared to 2005. This increase was attributable to increases in network costs of $18,230, of which approximately $3,792 relates to costs associated with the deployment of our LPVA services, and labor and other related operating expenses of $1,507 as a result of the addition of broadband business, VoIP and fixed wireless subscribers to our network. In addition, our network costs for 2006 increased by $5,908 as a result of regulatory rate adjustments to certain of our network elements and by $7,306 as a result of lower recoveries from billing disputes with our telecommunication vendors. Furthermore, our cost of sales for 2006 increased by $1,311 as a result of expensing the cost of employee stock-based compensation. These increases were partially offset by a $7,070 decrease in the cost of equipment sold as a result of fewer consumer installations and improved inventory management, a $6,882 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives, and a $1,258 decrease in network costs as a result of the expiration of purchase commitment contracts with certain of our telecommunications vendors. During 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $5,553, or $0.02 per share, for 2006. In 2005 we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. This change in accounting estimate decreased our cost of sales and our net loss by approximately $3,830, or $0.01 per share, for 2005.

Our cost of sales for 2005, increased by $44,967, or 16.9%, when compared to 2004. This increase was attributable to increases in network costs of $23,363, equipment costs of $1,510, and labor and other related operating expenses of $14,064. These increases resulted from the addition of broadband and VoIP subscribers to our network and continued investment in our VoIP operations. Approximately $7,828 of the total increase in network costs, equipment costs, and labor and other related operating expenses resulted from additional sales volumes driven by a market trial that we executed with AOL in 2005. The market trial ended at the end of the third quarter of 2005. In addition, our network costs for 2005 increased by $5,872 as a result of lower recoveries from billing disputes with our telecommunication vendors. Although our total recoveries from billing disputes with our telecommunication vendors were lower for 2005, our network costs were reduced by a recovery of approximately $4,200 as a result of a billing settlement we reach with Verizon. Furthermore, our network costs for 2005 increased by $7,500 as a result of regulatory rate adjustments to certain of our network elements. These increases were partially offset by a $7,211 decrease in network costs as a result of the expiration of purchase commitment contracts with some of our telecommunication vendors and by a $1,332 decrease in incentive and stock-based compensation that primarily resulted from a reduction in variable accounting for our 2003 employee stock purchase plan, or 2003 ESPP. In 2005 we reduced our estimated liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the relevant statute of limitations for such taxes. These changes in accounting estimates decreased our cost of sales and our net loss by $3,830, or $0.01 per share, for 2005. In 2004 we reduced our estimated liabilities for some elements of our network costs that were not yet billed by our suppliers. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $1,185, $0.00 per share, for 2004. In addition, in 2004, we reduced our estimated liabilities for property, transaction-based and employment-related taxes due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by approximately $3,847, or $0.02 per share, for 2004.

We expect cost of sales to increase in future periods as we add subscribers and services such as LPVA to our network. We also expect our network costs to increase as a result of the effect of the changes in the FCC rules released on February 4, 2005, which were upheld on June 16, 2006 by the United States Court of Appeals for the D.C. Circuit, regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. To offset some of the increased costs, we plan to continue to develop new cost-saving programs and improve our efficiency in delivering of our services.

Our cost of sales was allocated as follows:

	Year Ended December 31,
	2006	2005	2004

Wholesale Segment	$186,142	$193,721	$177,115
Direct Segment	94,484	81,521	57,141
Corporate Operations	47,848	35,897	31,916

Total	$328,474	$311,139	$266,172

Our cost of sales for the Wholesale segment for 2006 decreased by $7,579, or 3.9%, when compared to 2005. This decrease was attributable to a decrease in network costs of $4,079 and cost of equipment of $7,070 as a result of lower consumer installations and improved inventory management, and a $7,316 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. These decreases were offset by a $10,360 increase in network costs due to regulatory rate adjustments and lower recoveries from billing disputes with our telecommunication vendors. Furthermore, cost of sales for the Wholesale segment increased by $526 as a result of expensing the cost of employee stock-based compensation. Our cost of sales for the Direct segment for 2006 increased by $12,963, or 15.9%, when compared to 2005. This increase was attributable to an increase in network costs of $12,092 as a result of the addition of broadband business, VoIP and fixed wireless subscribers to our network, $2,854 due to regulatory rate adjustments and lower recoveries from billing disputes with our telecommunication vendors, and $78 as a result of expensing the cost of employee stock-based compensation. These increases were partially offset by a $2,061 decrease in labor and other related operating expenses due to a decrease in headcount and cost containment initiatives. Our cost of sales for Corporate Operations for 2006 increased by $11,951, or 33.3%, when compared to 2005. This increase was primarily attributable to a $10,217 increase in network costs and a $4,002 increase in labor and other operating expenses as a result of adding capacity to our network, and an increase of $710 as a result of expensing the cost of employee stock-based compensation. These increases were partially offset by a $1,258 decrease in network costs as a result of the expiration of purchase commitment contracts with certain vendors. In 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $5,553 for 2006. In 2005 we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by approximately $3,830 for 2005.

Our cost of sales for the Wholesale segment for 2005 increased by $16,606, or 9.4%, when compared to 2004. This increase was attributable to increases in network costs of $15,568, of which $4,549 was attributable to regulatory rate adjustments, equipment costs of $1,510 and labor and other related operating expenses of $362, as a result of adding subscribers to our network, offset by a decrease in incentive and stock-based compensation of $834, primarily as a result of reduced charges for our 2003 ESPP. Our cost of sales for the Direct segment for 2005 increased by $24,380, or 42.7%, when compared to 2004. This increase was attributable to increases in network costs of $14,925, of which $1,652 was attributable to regulatory rate adjustments, and labor and other related operating expenses of $9,455 as a result of the addition of broadband and VoIP subscribers to our network and continued investment in our VoIP operations. Our cost of sales for Corporate Operations for 2005 increased by $3,981, or 12.5%, when compared to 2004. This increase was primarily attributable to an increase of $5,872 as a result of lower recoveries from billing disputes with our telecommunication vendors, a $4,247 increase in labor and other related operating expenses and an increase of $1,299 as a result of regulatory rate adjustments. These increases were partially offset by a decrease in network cost of approximately $8,140 of which $7,211 is a result of the expiration of purchase commitment contracts with certain vendors and a $517 decrease in incentive and stock-based compensation. In 2005 we reduced our estimated liabilities for transaction-based taxes and property taxes as a result of various settlements and the expiration of the relevant statute of limitations for such taxes. These changes in accounting estimates decreased our cost of sales by $3,830 for 2005. In 2004 we reduced our estimated liabilities for some elements of our network costs that were not yet billed by our suppliers. These changes in accounting estimates decreased our cost of sales by approximately $1,185 for 2004. In addition, in 2004 we reduced our estimated liabilities of property, transaction-based and employment-related taxes due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our cost of sales by approximately $3,846 for 2004.

Benefit from Federal Excise Tax Adjustment

In 2004, we ceased the accrual of the Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because we determined we were not subject to this tax. The determination was based on our revised interpretation of the applicability of the tax. That determination prospectively removed the “probable” condition required by SFAS 5 — “Accounting for Contingencies” to accrue a contingent liability. At that time we did not reverse the liability of approximately $19,455 that was previously accrued because the liability was properly recorded based upon our interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. The criteria for reversing the liability for the tax is one of the following: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that we are not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or (iv) the expiration of the applicable statute of limitations.

On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now applicable only to “local” telephone service. Based on this development, our prior purchases for which we accrued FET do not fall under the definition of local telephone service. Therefore, we have determined that (i) the issuance of Notice 2006-50 by the IRS resolved the uncertainty around the applicability of the tax to certain telecommunications services, and (ii) is one of the criteria stated above for reversing the accrued liability of $19,455. Consequently, we reversed such liability in 2006. For 2006, the benefit decreased our net loss by $19,455, or $0.07 per share.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.

Our selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2006	2005	2004

Amount	$127,129	$158,552	$146,241
Percent of net revenues	26.8%	35.8%	34.1%

Our selling, general and administrative expenses for 2006 decreased by $31,423, or 19.8%, when compared to our selling, general and administrative expenses for 2005. This decrease was primarily attributable to an $11,424 decrease in marketing and related expenses, an $11,148 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $9,405 decrease in professional services primarily as a result of lower legal, consulting, contract labor and other services. These decreases were partially offset by a $1,934 increase in employee compensation as a result of expensing the cost of stock-based compensation. In addition, in 2006 we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes as a result of the expiration of the statue of limitations. These changes in accounting estimates decreased our selling, general and administrative expenses and our net loss by $1,346, or $0.00 per share, for 2006.

Our selling, general and administrative expenses for 2005 increased by $12,311, or 8.4%, when compared to 2004. This increase was attributable to increases in labor and other related operating expenses of $8,453 primarily as a result of the growth in our broadband and VoIP services, an increase in professional services of $2,284 primarily as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related activities, and an increase in marketing expenses of $1,290. These increases were offset by a $2,231 decrease in incentive and stock-based compensation that primarily resulted from a reduction in the variable accounting for our 2003 ESPP. In 2004 we reduced our estimated liabilities for property, transaction-based and employment-related taxes due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our selling, general and administrative expenses and our net loss by approximately $2,515, or $0.01 per share, for 2004.

We expect our total selling, general and administrative expenses to decrease in future periods primarily as a result of recently implemented cost reduction initiatives. We expect these benefits to reduce our selling, general and administrative expenses in 2007 when compared to 2006.

Our selling, general and administrative expenses were allocated as follows:

	Year Ended December 31,
	2006	2005	2004

Wholesale Segment	$7,742	$8,353	$9,048
Direct Segment	36,183	49,938	36,859
Corporate Operations	83,204	100,261	100,334

Total	$127,129	$158,552	$146,241

Our selling, general and administrative expenses for the Wholesale segment for 2006 decreased by $611, or 7.3%, when compared to 2005. This decrease was attributable to a $514 decrease in marketing expenses, and an $869 decrease in labor and other related operating expenses as a result of lower headcount and cost containment initiatives, offset by a $772 increase in employee compensation as a result of expensing the cost of stock-based compensation. Our selling, general and administrative expenses for the Direct segment for 2006 decreased by $13,755 or 27.5%, when compared to 2005. This decrease was primarily attributable to an $11,042 decrease in marketing expenses, and a $2,829 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives, offset by a $116 increase in employee compensation as a result of expensing the cost of stock-based compensation. Our selling, general and administrative expenses for Corporate Operations for 2006 decreased by $17,057, or 17.0%, when compared to 2005. This decrease was attributable to a $7,318 decrease in labor and other operating expenses as a result of a decrease in headcount and cost containment initiatives, and a $9,405 decrease in professional services. These decreases were partially offset by a $1,042 increase in employee compensation as a result of expensing the cost of stock-based compensation. In addition, in 2006 we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes. This change in accounting estimate decreased our selling, general and administrative expenses by $1,346 for 2006.

Our selling, general and administrative expenses for the Wholesale segment for 2005 decreased by $695, or 7.7%, when compared to 2004. This decrease was primarily attributable to decreases in labor and other related operating expenses of $1,214 as a result of lower headcount and lower incentive and stock-based compensation expenses of $691, primarily as a result of reduced charges for our 2003 ESPP, offset by an increase in marketing expenses of $1,210. Our selling, general and administrative expenses for the Direct segment for 2005 increased by $13,079, or 35.5%, when compared to 2004. This increase was attributable to increases in labor and other operating expenses of $11,500, primarily as a result of the growth in our broadband and VoIP revenues, and higher marketing expenses of $1,789, offset by a decrease in incentive and stock-based compensation expenses of $210, as a result of reduced charges for our 2003 ESPP. Our selling, general and administrative expenses for Corporate Operations for 2005 decreased by $73, or 0.1%, when compared to 2004. This decrease was primarily attributable to decreases in marketing expenses of $1,709, incentive and stock-based compensation of $1,287 as a result of reduced charges for our 2003 ESPP, and labor and other operating expenses of $1,833, partially offset by an increase in professional services as a result of expenditures associated with Sarbanes-Oxley, litigation and other corporate related of $2,284. In 2004 we reduced our estimated liabilities for property, transaction-based and employment-related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns and due to lower property tax valuations and assessments on our network assets. These changes in accounting estimates decreased our selling, general and administrative expenses by approximately $2,515 for 2004.

Stock-Based Compensation

As a result of adopting SFAS 123R, our net loss for 2006 includes a total of $3,245 ($0.01 per share) of stock-based compensation. Of this total, $1,699 relates to the Company’s employee stock option plans, and $1,546 relates to the Company’s employee stock purchase plan. The total stock-based compensation for 2006 consisted of $1,311 in cost of sales, and $1,934 in selling, general and administrative expenses. We did not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. For 2006, we capitalized approximately $86 of our stock-based compensation cost. Refer to Note 13, “Stock-Based Compensation,” to our consolidated financial statements for additional information on our adoption of SFAS 123R.

Provision for Bad Debts (Bad Debt Recoveries)

Our provision for bad debts (bad debt recoveries) was $251, $571 and $(2,035) for 2006, 2005 and 2004, respectively. Our provision for bad debts for 2006 decreased by $320, when compared to 2005, as a result of improved collections of accounts receivable. Our provision for bad debts for 2005 increased by $2,606, when compared to 2004, primarily as a result of the recovery in 2004 of amounts due to us from one of our wholesale customers that were previously written off.

Depreciation and Amortization

Our depreciation and amortization of property and equipment, or depreciation, was $34,876, $49,813 and $56,825 for 2006, 2005 and 2004, respectively. Our depreciation for 2006 decreased by $14,937, when compared to 2005, this decrease was primarily due to historical assets becoming fully depreciated. Our depreciation for 2005 decreased by $7,012, when compared to 2004, this decrease was primarily due to historical assets becoming fully depreciated.

Our amortization of intangible assets, or amortization, was $9,949, $17,428 and $20,585 for 2006, 2005 and 2004, respectively. Our amortization for 2006 decreased by $7,479, when compared to 2005, this decrease was primarily due to historical assets becoming fully amortized. Our amortization for 2005 decreased by $3,157, when compared to 2004, this decrease was primarily due to historical assets becoming fully amortized. We expect amortization of intangible assets to decrease as certain assets become fully amortized.

We expect our depreciation and amortization to increase in 2007 when compared to 2006 primarily as a result of the deployment of new equipment in connection with our LPVA build out in 2006. As explained above, we do not allocate depreciation and amortization expense to our business segments.

Provision for Restructuring and Post-Employment Benefits

We reduced our workforce in 2006, 2005 and 2004 by approximately 61, 155 and 77 employees, respectively. These reductions represented approximately 5.8%, 13.6% and 6.9% of our workforce for 2006, 2005 and 2004, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, we recorded employee severance benefits of $1,597 for 2006, of which $1,523 was paid in 2006 and the remaining $74 was paid after December 31, 2006, $3,640 for 2005, of which $1,910 was paid in 2005 and the remaining $1,730 was paid after December 31, 2005, and $1,409 for 2004, of which $426 was paid after December 31, 2004. For 2006 the expenses associated with the reductions in force were $232, $479 and $886 related to our Wholesale segment, our Direct segment and our Corporate Operations, respectively. For 2005 the expenses associated with the reductions in force were $285, $397 and $2,958 related to our Wholesale segment, our Direct segment and our Corporate Operations, respectively. For 2004 the expenses associated with the reductions in force were $374, $281 and $754 related to our Wholesale segment, our Direct segment and our Corporate Operations, respectively. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods, however at this time we cannot reasonably predict the probability or the impact of such event.

Other Income (Expense)

Net Interest Expense

Our net interest expense was $5,624, $863 and $2,259 for 2006, 2005 and 2004, respectively. Net interest expense for 2006 consisted primarily of interest expense on our 3% convertible senior debentures due 2024 and our 12% senior secured convertible note issued in March 2006, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense during 2005 and 2004 consisted primarily of interest expense on our 3% convertible senior debentures due 2024, less interest income earned on our cash, cash equivalents and short-term investments balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures, our 12% senior secured convertible notes, and our credit facility, partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

Gain on Deconsolidation of Subsidiary

We recognized a gain of $53,963 in 2005 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 3, under “Other Restructuring Activities”, to our consolidated financial statements for additional information on such gain. We did not recognize similar gains for 2006 or 2004.

Gain on Sale of Equity Securities

In August 2000, we made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately-held, Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. We recorded a net realized gain of $28,844 in 2005 as a result of the sale of those shares. We did not recognize similar gains in 2006 or 2004.

Income Taxes

We made no provision for income taxes in any period presented in the accompanying consolidated financial statements because we incurred operating losses in each of these periods. As of December 31, 2006, we had net operating loss carryforwards for federal tax purposes of approximately $1,028,221 which will begin to expire in 2021, if not utilized. We also had aggregate net operating loss carryforwards for state income tax purposes of approximately $651,611 of which $29,347 will expire in 2007, $9,734 in 2008, and $612,530 through 2026, if not utilized. In addition, we had capital loss carryforwards for federal and state income tax purposes of approximately $29,250 which will begin to expire in 2007.

On February 16, 2006, we completed the acquisition of all of the outstanding shares of privately-held NextWeb. This transaction is further explained in Note 6 — “Business Acquisitions, Asset Acquisitions and Equity Investments,” to our consolidated financial statements. The acquisition was effectuated by merging one of our wholly-owned subsidiaries with and into NextWeb, with NextWeb surviving the merger as a wholly-owned subsidiary. The merger is intended to qualify as a tax-free reorganization. As a result of our acquisition, our net operating loss carryforwards includes NextWeb’s existing, as of acquisition date, federal and state net operating loss carryforwards of $9,749 and $9,297 respectively. Tax benefits related to pre-acquisition losses of the acquired entity will be utilized first to reduce any associated intangibles and goodwill.

On June 8, 2004, we completed our acquisition of all of the outstanding shares of privately-held GoBeam. This transaction is further explained in Note 6 — “Business Acquisitions, Asset Acquisitions and Equity Investments,” to our consolidated financial statements. The acquisition was effectuated by merging one of our wholly-owned subsidiaries with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary. The merger is intended to qualify as a tax-free reorganization. As a result of the acquisition, our net operating loss carryforwards includes GoBeam’s existing, as of acquisition date, federal and state net operating loss of $39,597 and $29,426 respectively. Tax benefits related to pre-acquisition losses of acquired entity will be utilized first to reduce any associated intangibles and goodwill.

On September 22, 2000, we acquired BlueStar in a transaction accounted for as a purchase. This transaction is further explained in Note 3 — “Restructuring and Post-Employment Benefits,” to our consolidated financial statements. We deconsolidated BlueStar effective June 25, 2001, which resulted in the recognition of a deferred gain in our consolidated balance sheet as of December 31, 2001. The total gain was recognized for tax purposes in 2001. On February 4, 2005, the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee in the assignment for the benefit of creditors, or ABC, to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As a result of the completion of the ABC, we recognized a deferred gain of $53,963 during 2005 and the related deferred tax asset was recognized in 2005.

In August 2000, we made an equity investment in 10 shares of ACCA. This transaction is further explained in Note 6 — “Business Acquisitions, Asset Acquisitions and Equity Investments,” to our consolidated financial statements. In March 2005, ACCA completed a public offering of its shares in Japan and we subsequently sold such investment, resulting in a capital gain. Proceeds in excess of tax basis resulted in a tax gain of $14,227 which was offset against our capital loss carryforward.

The utilization of our net operating loss could be subject to substantial annual limitation as a result of future events, such as an acquisition, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of net operating losses and tax credits before utilization.

Realization of our deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance (decreased) increased by $(13,836), $6,339 and $36,616 in 2006, 2005 and 2004, respectively.

Related Party Transactions

A member of our board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications, Inc., or TelePacific, one of our resellers. We recognized revenues from TelePacific of $217, $285 and $369 for 2006, 2005 and 2004, respectively. Accounts receivables from TelePacific were $15 and $19 as of December 31, 2006 and 2005, respectively. In August 2006, TelePacific acquired mPower Communications, or mPower, which is one of our vendors. We paid $299 to mPower in 2006. Accounts payable to mPower were $51 as of December 31, 2006.

L. Dale Crandall, one of our directors, is also a director of BEA Systems, or BEA, one of our vendors. We paid $1,094, $993 and $890 to BEA in 2006, 2005 and 2004, respectively. Accounts payable to BEA were $0 and $400 as of December 31, 2006 and 2005, respectively. Charles Hoffman, our CEO, is a director of Chordiant Software, or

Chordiant, one of our vendors. We paid $395, $620 and $3,387 to Chordiant in 2006, 2005 and 2004, respectively. There were no accounts payable to Chordiant as of December 31, 2006 or 2005, respectively. Charles Hoffman is also a director of Synchronoss Technologies, or Synchronoss, one of our vendors. We paid $83, $0 and $0 to Synchronoss in 2006, 2005 and 2004, respectively. Accounts payable to Synchronoss were $11 and $0 as of December 31, 2006 and 2005, respectively.

We believe these transactions were negotiated on an arms-length basis and contain terms which are comparable to transactions that would likely be negotiated with unrelated parties.

Liquidity, Capital Resources and Contractual Cash Obligations

Over the last five years we have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internally used software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. We expect that in 2007 our expenditures related to the purchase of infrastructure equipment necessary for the expansion of our networks and the development of new regions will be relatively lower than in 2006. We expect that incremental, or “success-based,” expenditures related to the addition of subscribers in existing regions, and expenditures related to the offering of new services, will be driven by the number of new subscribers and types of new services that we add to our network.

Our cash and cash equivalents balance for 2006 decreased by $38,012. The change in cash and cash equivalents was as follows:

	Year Ended December 31,
	2006	2005	2004

Net cash provided by (used in):
Operating activities	$(24,654)	$(40,732)	$3,676
Investing activities	(71,825)	4,611	(29,780)
Financing activities	58,467	2,906	78,234

Total	$(38,012)	$(33,215)	$52,130

Operating Activities

Net cash used in our operating activities for 2006 decreased by $16,078 when compared to 2005. This decrease was attributable to an improvement in our net loss, adjusted for non-cash and non-operating items, of $46,667, offset by a $33,538 redemption of our collateralized deposit liability with AT&T, and the net change in our other operating assets and liabilities of $2,949. The net change in our operating assets and liabilities was primarily as a result of a $8,811 decrease in collateralized and other customer deposits as a result of applying such deposits towards accounts receivable balances, a $4,226 increase in accounts receivable due to growth, an increase in deferred costs of $3,508, and a $3,461 increase in prepaid expenses and other current assets due to the timing of payments to our vendors, partially offset by a $19,417 increase in accounts payable and other current liabilities due to the timing of payments to our vendors, a $1,018 increase in unearned revenues, and a $2,260 decrease in inventories due to lower sales of consumer lines and better inventory management.

Net cash used in our operating activities for 2005 increased by $44,408 when compared to 2004. This increase was attributable to an increase in our net loss, adjusted for non-cash and non-operating items, of $49,315 offset by the net change in our operating assets and liabilities of $4,907. The net change in our operating assets and liabilities was primarily as a result of a $5,700 increase in collateralized and other customer deposits principally resulting from a prepayment received from one of our wholesale customers, and an increase in unearned revenues of $3,470 primarily as a result of a payment received from ACCA for the licensing of our operating and support system software, partially offset by a $3,078 decrease in our accounts payable and other liabilities primarily due to the timing of payments to our vendors, and an increase in inventories of $1,346 primarily due to meet demand for our products.

We expect our cash from operating activities to substantially improve in 2007, primarily as a result of our anticipated growth in our net revenues and the effect of cost reduction initiatives to improve our operations. In addition, in 2006 we redeemed $33,538 of our collateralized deposit liability with AT&T. We do not expect such redemption to occur in 2007 as the collaterized deposit was fully paid in 2006. These improvements will be partially offset by product, sales and marketing expenses which will primarily be used to promote our Growth services.

Investing Activities

Our investing activities consist primarily of purchases, maturities and sales of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash used in our investing activities for 2006 increased by $76,436 when compared to 2005. This increase was primarily attributable to a $11,105 increase in restricted cash and cash equivalents primarily as a result of our commitment to use funds received from EarthLink exclusively for the expansion of our LPVA services, a $29,807 decrease in the proceeds from the sale of our equity securities, $25,097 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities, a $4,221 increase in equipment purchases as a result of expansion of LPVA services, $4,370 from the net cash effect of our acquisitions of NextWeb and DataFlo, and a $1,755 decrease in other long-term assets due to an increase in deferred charges.

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

We expect that in 2007 our expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively lower than in recent periods while incremental, or “success-based”, expenditures related to the addition of subscribers in existing regions will be driven by the number of new subscribers that we add to our network.

Financing Activities

Our financing activities consist primarily of proceeds from long-term debt, borrowings from our credit facility with SVB, the issuance of our common stock, including issuances under our employee stock-based compensation plans, and the repayment of long-term debt. Net cash provided by our financing activities for 2006 increased by $55,561 when compared to 2005. This increase was primarily attributable to the $48,086 in proceeds, net of transaction and issuance costs, received from the sale of a 12% senior secured convertible note and our common stock to EarthLink in connection with the agreement for the expansion of our LPVA services (refer to Note 7, “Long-Term Debt and Credit Arrangements,” to our consolidated Financial Statements for a description of the EarthLink transaction), $18,300 of proceeds from draws on our credit facility, and a $2,472 increase in proceeds from the issuance of our common stock, primarily from the exercise of employee stock options, partially offset by a $13,231 repayment of NextWeb’s long-term debt and our credit facility with Wells Fargo Bank, and $651 in issuance costs related to our credit facility with SVB. On September 15, 2006, we settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to $2,240. As permitted by the Note, we settled the interest due by issuing an additional note with the same terms as the original note.

Net cash provided by our financing activities for 2005 decreased by $75,328 when compared to 2004. This decrease was primarily attributable to the receipt of $119,961 in net proceeds from the issuance of our senior unsecured convertible bonds in 2004 and a $4,651 decrease in proceeds from the issuance of our common stock, partially offset by the $50,000 principal payment of our note to SBC, which was repaid in 2004.

We expect that for 2007 our net cash from financing activities will be primarily related to borrowings under and repayments of the revolving line of credit that we entered into with SVB in April 2006, and the issuance of common stock under our employee stock-based compensation plans.

Liquidity

We have incurred losses and negative cash flows from operations for the last several years and have an accumulated deficit of $1,732,070 as of December 31, 2006. For 2006, we recorded a net loss of $13,949 and negative cash flow from operations of $24,654. As of December 31, 2006, we had $46,279 in cash and cash equivalents, $15,793 in short-term investments, and $19,578 in restricted cash and cash equivalents. The sum of these balances amounted to $81,650. In 2006 and 2005, we reduced our total workforce by approximately 5.8% and 13.6%, respectively, to improve our cost structure. In addition, we incurred expenditures in 2006 and 2005 to automate several of our business processes and make them more cost effective. Furthermore, as described above, in April 2006 we obtained a $50,000 revolving credit facility with SVB. As a result of these actions we expect that we will have sufficient liquidity to fund our operations at least through December 31, 2007. However, adverse business, legal, regulatory or legislative developments may require us to raise additional capital or obtain funds from debt financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and we are unable to raise additional capital or obtain additional liquidity, our financial condition will be adversely affected.

On April 12, 2006, we redeemed our collateralized customer deposit liability with AT&T for $33,538. As a result of the redemption, the collateralized customer deposit liability and several of our agreements with AT&T have been terminated and AT&T has relinquished its related liens on our assets.

In conjunction with the redemption described above, on April 13, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with SVB. The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At our option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins, and matures on April 13, 2008. As collateral for the loan under the Loan Agreement, we have granted security interests in substantially all of our real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. We have also provided a negative pledge on our intellectual property. As of December 31, 2006, we had an outstanding principal balance under the Loan Agreement of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of our eligible accounts receivable and cash. As of December 31, 2006, we had $36,084 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.

The Loan Agreement imposes various limitations on us, including without limitation, on our ability to: (i) transfer all or any part of our businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of our properties; (iv) pay dividends or make any other distribution on or purchase of, any of our capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $30,000 in 2007, subject to certain exceptions, such as capital expenditures that are funded by a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to our business. In addition, the Loan Agreement requires us to maintain specified liquidity ratios and tangible net worth levels. As of December 31, 2006, we were in compliance with the above described limitations, covenants and conditions of the line of credit.

We expect to use additional cash resources primarily for sales and marketing activities to support our Growth services. The amount of this additional usage of cash will depend in part on our ability to control incremental selling, general and administrative expenses, the amount of capital expenditures required to grow the subscriber base, development of operating support systems and software, and our ability to generate demand for these services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.

Our cash requirements for 2007 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:

•	our continuing ability to obtain access to ILEC facilities, including telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including any expansion of fixed wireless services;

•	unanticipated opportunities; and

•	network development schedules and associated costs.

Contractual Cash Obligations

Our contractual debt, lease and purchase obligations as of December 31, 2006 for the next five years, and thereafter, were as follows:

	2007	2008-2009	2010-2011	Thereafter	Total

3% convertible senior debentures	$—	$125,000	$—	$—	$125,000
12% senior secured convertible notes	—	—	42,240	—	42,240
Bank loan	6,100	—	—	—	6,100
Interest on notes payable	11,391	14,669	6,125	—	32,185
Capital leases	617	764	180	—	1,561
Office leases	5,231	8,612	2,835	23	16,701
Other operating leases	1,295	1,682	425	26	3,428
Purchase obligations	5,845	—	—	—	5,845

	$30,479	$150,727	$51,805	$49	$233,060

We lease certain vehicles, equipment and office facilities under various non-cancelable operating leases that expire at various dates through 2013. Our office leases generally require us to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. Rent expense is reflected in our consolidated financial statements on a straight-line basis over the terms of the respective leases.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of December 31, 2006, we were not involved in any SPE transactions.

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

•	impact of federal, state and local telecommunications regulations, decisions and related litigation, and our ability to obtain ILEC network elements and facilities at reasonable rates;

•	continuing deployment of LPVA and our ability to bundle our data services with the voice services of EarthLink and other alternative voice providers;

•	timing of our cash flows;

•	extent to which customers purchase our services;

•	relationships with our strategic partners and other potential third parties;

•	pricing for our services in the future;

•	plans regarding new financing arrangements;

•	margins on our service offerings;

•	possibilities that we will increase our revenues;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including improvements in cash flow from operating activities, our selling, general and administrative expenses, adequacy of our cash reserves, and the number of anticipated installed lines;

•	plans to increase sales of value-added services, like VoIP and fixed wireless;

•	anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	feasibility of alternative access solutions, like fixed wireless;

•	effects of litigation currently pending; and

•	other statements contained in this Report on Form 10-K regarding matters that are not historical facts

These statements are only estimates or predictions and cannot be relied upon. We can give you no assurance that future results will be achieved. Actual events or results may differ materially as a result of risks facing us or actual results differing from the assumptions underlying such statements.

All written and oral forward-looking statements made in connection with this Report on Form 10-K which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in this Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

(All dollar amounts are presented in thousands)

Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate and short-term nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of December 31, 2006 is fixed-rate debt.

The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of December 31, 2006:

	Carrying Value	Interest Rate

Cash and cash equivalents	$46,279	2.73%
Short-term investments in debt securities	15,793	1.05%
Restricted cash and cash equivalents	19,578	1.15%

	$81,650

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

We have completed integrated audits of Covad Communications Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Covad Communications Group, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting”, appearing under Part II, Item 9A. — “Control and Procedures,” that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Part II, Item 9A. — “Control and Procedures,” management has excluded NextWeb, Inc. (“NextWeb”) from its assessment of internal control over financial reporting as of December 31, 2006 because NextWeb was acquired by the Company in a purchase business combination in 2006. We have also excluded NextWeb from our audit of internal control over financial reporting. NextWeb is a wholly-owned subsidiary whose total assets and total revenues represent 8.8% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/  PricewaterhouseCoopers LLP

San Jose, California
February 23, 2007

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(All dollar and share amounts are presented in thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$46,279	$84,291
Short-term investments in debt securities	15,793	12,210
Restricted cash and cash equivalents	19,578	5,503
Accounts receivable, net	31,151	28,074
Unbilled revenues	2,567	3,326
Inventories	3,602	5,245
Prepaid expenses and other current assets	4,979	2,400

Total current assets	123,949	141,049
Property and equipment, net	87,586	71,663
Collocation fees and other intangible assets, net	22,768	20,715
Goodwill	50,002	36,626
Deferred costs of service activation	24,268	25,456
Deferred debt issuance costs, net	3,823	3,223
Other long-term assets	912	1,849

Total assets	$313,308	$300,581

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,189	$23,331
Accrued compensation	14,539	16,277
Accrued collocation and network service fees	15,594	14,583
Accrued transaction-based taxes	7,754	30,159
Collateralized and other customer deposits	5,585	33,230
Unearned revenues	6,528	6,500
Loan payable to bank	6,100	—
Other accrued liabilities	11,381	9,137

Total current liabilities	101,670	133,217
Long-term debt	167,240	125,000
Collateralized and other long-term customer deposits	—	16,912
Unearned revenues	39,506	43,758
Other long-term liabilities	2,538	1,863

Total liabilities	310,954	320,750
Commitments and contingencies (Notes 7, 8, 9 and 10)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value; 590,000 shares authorized; 296,877 shares issued and outstanding at December 31, 2006 (268,353 shares issued and outstanding at December 31, 2005)	297	268
Common stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Additional paid-in capital	1,734,124	1,697,686
Deferred stock-based compensation	—	(5)
Accumulated other comprehensive income	3	3
Accumulated deficit	(1,732,070)	(1,718,121)

Total stockholders’ equity (deficit)	2,354	(20,169)

Total liabilities and stockholders’ equity (deficit)	$313,308	$300,581

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(All dollar and share amounts are presented in thousands, except
	per share amounts)

Revenues, net	$474,304	$443,179	$429,197
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	328,474	311,139	266,172
Benefit from federal excise tax adjustment	(19,455)	—	—
Selling, general and administrative	127,129	158,552	146,241
Provision for bad debts (bad debt recoveries), net	251	571	(2,035)
Depreciation and amortization of property and equipment	34,876	49,813	56,825
Amortization of collocation fees and other intangible assets	9,949	17,428	20,585
Provision for restructuring and post-employment benefits	1,597	3,640	1,409

Total operating expenses	482,821	541,143	489,197

Loss from operations	(8,517)	(97,964)	(60,000)
Other income (expense):
Interest income	3,938	4,142	2,668
Gain on sale of equity securities	—	28,844	—
Gain on deconsolidation of subsidiary	—	53,963	—
Interest expense	(9,562)	(5,005)	(4,927)
Miscellaneous income, net	192	298	1,498

Other income (expense), net	(5,432)	82,242	(761)

Net loss	$(13,949)	$(15,722)	$(60,761)

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.24)

Weighted-average number of common shares outstanding used in computing basic and diluted per share amounts	290,262	265,240	249,187

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
							Other		Total
					Additional	Deferred	Comprehensive		Stockholders
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(All dollar and share amounts are presented in thousands)

Balances at December 31, 2003	—	$—	230,163	$230	$1,651,267	$(14,459)	$(953)	$(1,641,638)	$(5,553)
Net loss	—	—	—	—	—	—	—	(60,761)	(60,761)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(32)	—	(32)

Comprehensive loss									(60,793)

Issuance of common stock for ESPP	—	—	5,316	5	4,722	—	—	—	4,727
Issuance of common stock upon exercise of options	—	—	1,951	2	2,149	—	—	—	2,151
Issuance of common stock for bankruptcy filing related transactions	—	—	6,496	7	6,944	—	—	—	6,951
Issuance of common stock as a result of business acquisition expenses	—	—	834	1	1,780	—	—	—	1,781
Issuance of common stock to vendors	—	—	8	—	13	—	—	—	13
Issuance of common stock for business acquisition	—	—	18,724	19	39,345	—	—	—	39,364
Issuance of restricted stock	—	—	189	—	660	(660)	—	—	—
Amortization (reversal) of stock-based compensation	—	—	—	—	(11,456)	14,180	—	—	2,724

Balances at December 31, 2004	—	—	263,681	264	1,695,424	(939)	(985)	(1,702,399)	(8,635)
Net loss	—	—	—	—	—	—	—	(15,722)	(15,722)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	—	—	962	—	962

Comprehensive loss									(14,734)

Issuance of common stock for ESPP	—	—	3,898	3	3,384	—	—	—	3,387
Issuance of common stock upon exercise of options	—	—	774	1	620	—	—	—	621
Amortization (reversal) of stock-based compensation	—	—	—	—	(1,742)	934	—	—	(808)

Balances at December 31, 2005	—	—	268,353	268	1,697,686	(5)	3	(1,718,121)	(20,169)
Net loss	—	—	—	—	—	—	—	(13,949)	(13,949)

Comprehensive loss									(13,949)

Issuance of common stock for ESPP	—	—	3,048	3	2,761	—	—	—	2,764
Issuance of common stock upon exercise of options	—	—	3,275	3	3,741	—	—	—	3,744
Issuance of common stock for business acquisition	—	—	15,361	16	16,298	—	—	—	16,314
Issuance of common stock to EarthLink related to purchase agreements	—	—	6,135	6	9,594	—	—	—	9,600
Issuance of common stock as a result of business acquisition expenses	—	—	705	1	749	—	—	—	750
Stock-based compensation	—	—	—	—	3,295	5	—	—	3,300

Balances at December 31, 2006	—	$—	296,877	$297	$1,734,124	$—	$3	$(1,732,070)	$2,354

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(All dollar amounts are
	presented in thousands)

Operating Activities:
Net loss	$(13,949)	$(15,722)	$(60,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts (bad debt recoveries), net	251	571	(2,035)
Benefit from federal excise tax adjustment	(19,455)	—	—
Depreciation and amortization	44,825	67,241	77,410
Loss on disposition of property and equipment	2	53	669
Stock-based compensation expense (reversal)	3,300	(808)	2,737
Amortization of deferred customer incentives	759	1,419	1,749
Amortization of deferred debt issuance costs	1,680	1,008	809
Accretion of interest on investments, net	(199)	(408)	(716)
Gain on sale of equity securities	—	(28,844)	—
Gain on deconsolidation of subsidiary	—	(53,963)	—
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	(2,830)	1,396	1,055
Unbilled revenues	759	499	1,302
Inventories	1,644	(616)	730
Prepaid expenses and other current assets	(2,097)	1,364	741
Deferred costs of service activation	1,188	4,696	1,334
Accounts payable	9,754	2,576	4,407
Collateralized and other customer deposits	(11,019)	(2,208)	(7,908)
Redemption of collateralized customer deposit	(33,538)	—	—
Other current liabilities	(1,067)	(13,306)	(12,059)
Unearned revenues	(4,662)	(5,680)	(5,788)

Net cash provided by (used in) operating activities	(24,654)	(40,732)	3,676

Investing Activities:
Restricted cash and cash equivalents, net	(14,075)	(2,970)	359
Purchase of short-term investments in debt securities	(27,284)	(43,835)	(144,105)
Maturities of short-term investments in debt securities	23,900	65,548	160,268
Proceeds from the sale of equity securities	—	29,807	—
Purchase of property and equipment	(46,964)	(42,397)	(38,743)
Proceeds from sale of property and equipment	60	141	115
Payment of collocation fees and purchase of other intangible assets	(3,236)	(3,582)	(7,900)
Payment in connection with business acquisition, net of cash acquired	(3,187)	—	(366)
Payment in connection with assets purchase	(1,183)	—	—
Decrease in other long-term assets	144	1,899	592

Net cash provided by (used in) investing activities	(71,825)	4,611	(29,780)

Financing Activities:
Proceeds from the issuance of senior unsecured convertible debentures, net of issuance costs	38,457	—	119,961
Proceeds from utilization of credit facility	18,300	—	—
Principal payments on credit facility	(12,200)	—	—
Principal payments of long-term debt	(1,031)	—	(50,000)
Principal payments under capital lease obligations	(517)	(1,102)	(386)
Payment of issuance cost related to credit facility	(651)	—	—
Proceeds from the issuance of common stock, net of issuance costs	16,109	4,008	8,659

Net cash provided by financing activities	58,467	2,906	78,234

Net increase (decrease) in cash and cash equivalents	(38,012)	(33,215)	52,130
Cash and cash equivalents at beginning of year	84,291	117,506	65,376

Cash and cash equivalents at end of year	$46,279	$84,291	$117,506

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$4,038	$3,831	$8,535

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Interest obligation settled with the issuance of additional convertible long-term notes	$2,240	$—	$—

Equipment purchased through capital leases	$1,139	$573	$959

Common stock issued in settlement of claims related to bankruptcy	$—	$—	$6,951

Common stock issued for acquisition of business	$16,314	$—	$39,364

Common stock issued as a result of business acquisition expenses	$750	$—	$1,781

See accompanying notes.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
(All dollar and share amounts are presented in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

Organization, Business and Basis of Presentation

Organization and Business

Covad Communications Group, Inc., together with the subsidiaries through which businesses are conducted (collectively “Covad” or “the Company”), provides voice and data communications products and services to consumers and businesses. The Company provides these services throughout the United States in approximately 235 major metropolitan areas in 44 states. The Company’s products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, fixed wireless broadband, and a variety of related services. The Company primarily uses digital subscriber line, or DSL, and T-1 technologies to deliver its services. In order to provide its services the Company purchases network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other telecommunication carriers, and then combine these network elements with its own nationwide network facilities. The Company purchases the majority of these network elements from Verizon Communications, Inc., or Verizon, AT&T, Inc. (the new combined entity resulting from the merger of AT&T, Corp. and SBC Communications, Inc., or SBC, and BellSouth Telecommunications, or BellSouth), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs.

The Company operates two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. The Company’s Direct segment sells VoIP, high-speed data connectivity, fixed wireless broadband, and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and its website. Direct focuses on the small business market and also sells to enterprise customers that purchase the Company’s services for distribution across their enterprise.

The Company has incurred losses and negative cash flows from operations for the last several years and has an accumulated deficit of $1,732,070 as of December 31, 2006. For 2006, the Company recorded a net loss of $13,949 and negative cash flow from operations of $24,654. As of December 31, 2006, the Company had $46,279 in cash and cash equivalents, $15,793 in short-term investments, and $19,578 in restricted cash and cash equivalents. The sum of these balances amounted to $81,650. In 2006 and 2005, the Company reduced its total workforce by approximately 5.8% and 13.6%, respectively, to improve its cost structure. In addition, the Company incurred expenditures in 2006 and 2005 to automate several of its business processes and make them more cost effective. Furthermore, as described in Note 7 — “Long-Term Debt and Credit Arrangements,” the Company obtained a $50,000 revolving credit facility from a bank in April 2006. As a result of these actions the Company expects it will have sufficient liquidity to fund its operations at least through December 31, 2007. However, adverse business, legal, regulatory or legislative developments may require the Company to raise additional capital, obtain additional funds from debt financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and the Company is unable to raise additional capital or obtain additional liquidity, then the Company’s financial condition will be adversely affected.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances (Notes 1 and 2), (ii) inventory valuation (Note 1), (iii) reorganization and restructuring liabilities (Note 3), (iv) useful life assignments and impairment evaluations associated with property and equipment and intangible assets (Notes 1, 4 and 5), (v) anticipated outcomes of legal proceedings and other disputes (Notes 2, and 10), (vi) transaction-based tax and employment-related tax liabilities (Note 10), (vii) valuation allowances associated with deferred tax assets (Note 12), (viii) assumptions used for estimating stock-based compensation (Note 13), and (ix) expenditures for market development funds (“MDF”) (Note 1).

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less from the date of original purchase to be cash equivalents. As of December 31, 2006 and 2005, cash equivalents and short-term investments consisted principally of money market securities, commercial paper and mutual funds. All of the Company’s investments are classified as available-for-sale and stated at their fair market values, which are determined based on quoted market prices. The Company’s short-term investments had original maturities greater than three months, but less than one year, from the original maturity dates. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold.

Short-term investments consisted of the following:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Commercial paper	$6,380	$—	$—	$6,380
Corporate debentures/bonds	9,412	2	(1)	9,413

Total available-for-sale securities	$15,792	$2	$(1)	$15,793

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Government agency securities	$6,486	$—	$(5)	$6,481
Agency discount note	497	—	—	497
Commercial paper	5,231	1	—	5,232

Total available-for-sale securities	$12,214	$1	$(5)	$12,210

As of December 31, 2006, the contractual maturities of all available-for-sale debt securities are between January 8, 2007 and September 25, 2007.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains resulting from the sale of available-for-sale equity securities was as follows:

	Year Ended
	December 31,
	2006	2005	2004

Total gains	$—	$28,844	$—

Restricted Cash and Cash Equivalents

As of December 31, 2006 and 2005, the Company held $19,578 and $5,503, respectively, in money market securities and mutual funds, which are classified as restricted cash. Those funds collateralize irrevocable letters of credit pertaining to certain operating lease commitments as well as the remaining portion of the $50,000 that the Company received in March 2006 as a result of a strategic agreement with EarthLink, Inc. (“EarthLink”), as described in Note 7 — “Long-Term Debt and Credit Arrangements.” As a result of the commitment to use the proceeds to further build and enable the Company’s line-powered voice access (“LPVA”) services, such proceeds are classified as restricted cash. As the Company pays for expenditures related to this agreement, the Company will continue to reduce the balance of the restricted cash accordingly.

Other Investments

Other investments consist primarily of strategic investments in privately held entities. These investments in privately held companies are accounted for under either the cost or equity methods of accounting, depending on the Company’s ownership and ability to significantly influence these entities.

The Company performs periodic reviews, or when adverse conditions occur, of its investments for impairment. Impairment write-downs create a new carrying value for the investment and the Company does not record subsequent increases in fair value in excess of the new carrying value for these types of privately held investments accounted for under the cost or equity methods. No impairments were recorded in 2006, 2005 and 2004.

Concentrations of Credit Risk, Significant Customers and Key Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and restricted cash and cash equivalents. The Company’s cash and investment policies limit cash equivalents, short-term investments and restricted cash and cash equivalents to short-term, investment grade instruments. Cash and cash equivalents, short-term investments and restricted cash and cash equivalents are held primarily with various domestic and international financial institutions with high credit ratings. The Company has not experienced any significant losses on its cash, cash equivalents, short-term investments, or restricted cash and cash equivalents.

The Company conducts business primarily with ISPs, enterprise customers and telecommunications carrier customers in the United States. As more fully described in Note 2 — “Revenue Recognition,” the Company has concentrations of credit risk with a small number of customers, and certain of the Company’s customers were experiencing financial difficulties as of December 31, 2006 and 2005 and some of them were not current in their payments for the Company’s services at those dates. The Company performs ongoing credit evaluations of its customers’ financial condition, account balance, and payment history, and generally does not require collateral. An allowance is maintained for estimated credit losses and doubtful accounts, these allowances are derived by (i) specific facts and circumstances on the financial condition of individual customers, and (ii) credit loss history on the accounts receivable portfolio.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Parties

A member of the Company’s board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications, Inc., (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $217, $285 and $369 for 2006, 2005 and 2004, respectively. Accounts receivables from TelePacific were $15 and $19 as of December 31, 2006 and 2005, respectively. In August 2006, TelePacific acquired mPower Communications, (“mPower”), which is one of the Company’s vendors. The Company paid $299 to mPower in 2006. Accounts payable to mPower were $51 as of December 31, 2006.

L. Dale Crandall, one of the Company’s directors, is also a director of BEA Systems, (“BEA”), one of the Company’s vendors. The Company paid $1,094, $993 and $890 to BEA in 2006, 2005 and 2004, respectively. Accounts payable to BEA were $0 and $400 as of December 31, 2006 and 2005, respectively. Charles Hoffman, the Company’s CEO, is a director of Chordiant Software, (“Chordiant”), one of the Company’s vendors. The Company paid $395, $620 and $3,387 to Chordiant in 2006, 2005 and 2004, respectively. There were no accounts payable to Chordiant as of December 31, 2006 or 2005, respectively. Charles Hoffman is also a director of Synchronoss Technologies, (“Synchronoss”), one of the Company’s vendors. The Company paid $83, $0 and $0 to Synchronoss in 2006, 2005 and 2004, respectively. Accounts payable to Synchronoss were $11 and $0 as of December 31, 2006 and 2005, respectively.

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

The Company incurs significant costs associated with internal-use software, which consists principally of software used to operate its operational support systems (“OSS”), network assets, and website. The Company charges pre-development, training and maintenance costs to expense as incurred. Software and website development costs, which include direct costs such as labor and contractors, are capitalized when they can be segregated from other non-capitalizable labor activities and when it is probable that the project will be completed and the software or website will be used as intended. Costs incurred for upgrades and enhancements to the Company’s software or website are capitalized when it is probable that such efforts will result in additional and significant functionality. Capitalized software and website costs are amortized to expense over the estimated useful life of the software or website. Amortization of internal-use software costs amounted to $7,555, $6,046 and $3,566 in 2006, 2005, and 2004, respectively. Unamortized balances of internal-use software costs were $20,053, $24,020 and $19,241 as of December 31, 2006, 2005 and 2004, respectively. The Company accounts for incidental sales of licenses for its OSS software on a cost recovery basis (Note 6). In 2004, the Company began recording royalty payments for licensing its OSS software as other revenue as the cost of the licensed software has been fully recovered.

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

Collocation Fees and Other Intangible Assets

Collocation fees represent nonrecurring fees paid to other telecommunications carriers for the right to use central office space to house equipment owned or leased by the Company. Such nonrecurring fees are capitalized as intangible assets and amortized over five years using the straight-line method. The Company’s collocation agreements also require periodic recurring payments, which are charged to expense as incurred. All such collocation agreements are cancelable by the Company or the vendor at any time.

Other intangible assets consist of customer lists acquired from third parties (Note 6). Such customer lists are being amortized over a period of twenty-four to forty-eight months, representing a weighted-average life of thirty months, using the straight-line method.

As of December 31, 2006, the Company’s estimated annual amortization expenses associated with collocation fees and other intangible assets for the next five years were as follows:

2007	$9,176
2008	$7,306
2009	$4,351
2010	$1,480
2011	$455

Changes in Accounting Estimates

In 2006, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses and net loss by $5,553, $1,346, and $6,899 ($0.02 per share), respectively, for 2006.

In 2005, the Company reduced its estimated liabilities for transaction-based taxes and property taxes as a result of settlements and the expiration of the relevant statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales and net loss by $3,830 ($0.01 per share) in 2005. In addition the Company reduced its estimated liabilities for network costs as a result of a settlement with Verizon in 2005.

In 2004, the Company ceased the accrual of the Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because it determined it should not be subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. The Company believes that such determination prospectively removed the “probable” condition required by Statement of Financial Accounting Standard 5 (“SFAS 5”) to accrue a contingent liability. The Company did not reverse the liability of approximately $19,455 that was previously accrued, because the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS 5. The criteria for reversing the liability for the tax is met when: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that the Company is not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. The services the Company purchased for which it accrued

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FET do not fall under the definition of local telephone service. Therefore, the Company has determined that (i) IRS Notice 2006-50 resolved the uncertainty around the applicability of the tax to these telecommunications services, and (ii) meets one of the criteria stated above for reversing the accrued liability of $19,455. Consequently, the Company reversed such liability in 2006. For 2006, the benefit decreased the Company’s net loss by $19,455, or $0.07 per share.

In 2004, the Company reduced its estimated liabilities for property taxes, primarily caused by lower property valuations and assessments on its network assets. For 2004 this change in accounting estimate reduced the Company’s cost of sales by $1,824, selling, general and administrative expenses by $544 and net loss by $2,368 ($0.01 per share). In addition, in 2004, the Company recorded a bad debt recovery in the amount of $1,600 as a result of a settlement of a previously written down accounts receivable balance from one of its wholesale customers. For 2004, this change in accounting estimate reduced the Company’s provision for bad debts and net loss by $1,600 ($0.01 per share). In 2004, the Company also reduced its estimated transaction-based tax liabilities and employment related tax liabilities due to the expiration of the prescribed statutory period for the corresponding tax returns. For 2004, these changes in accounting estimates reduced the Company’s cost of sales by $2,023, selling, general and administrative expenses by $1,971 and net loss by $3,994 ($0.02 per share).

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

Advertising Costs

The Company charges the costs of advertising to expense as incurred. Advertising expense for 2006, 2005 and 2004 was $14,821, $26,245 and $24,955, respectively.

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

Market Development Funds

The Company makes market development funds (“MDF”) available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by the Company’s customers for co-branded advertising, and the customers provide the Company with third-party evidence of such co-branded advertising and the Company can reasonably estimate the fair value of its portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on the Company’s estimate of sales incentives that will ultimately be claimed by customers.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments:

Cash, Cash Equivalents, Short-Term Investments and Restricted Cash and Cash Equivalents — The carrying amounts of these assets approximate their respective fair values, which were determined based on quoted market prices.

Borrowings — The fair value of the Company’s long-term debt is estimated based on quoted market prices, where available. The aggregate fair value of the Company’s long-term debt, excluding the EarthLink Convertible Notes, was $109,375 as of December 31, 2006, as compared to the aggregate carrying amount of $125,000 as of such date. The Company estimated the fair value of its debentures based on the last trade of 2006, which occurred on December 19. The Company has determined that it is not practicable to estimate the fair value of the EarthLink Convertible Notes due to the complex redemption and conversion features they contain and the fact that they are not publicly traded (refer to Note 7 for detailed information regarding the EarthLink Convertible Notes). The aggregate fair value of the Company’s long-term debt was $71,875 as of December 31, 2005, as compared to the aggregate carrying amount of $125,000 as of such date.

Foreign Currency

The functional currency of the Company’s unconsolidated affiliates was the local currency. The investments in these unconsolidated affiliates were translated into U.S. dollars at year-end exchange rates, and the Company’s equity in the income or losses of these affiliates was translated at average exchange rates prevailing during the year. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity (deficit).

Net Loss per Share

Basic net loss per share amounts are computed by using the weighted-average number of shares of the Company’s common stock during the period, less the weighted-average number of common shares subject to repurchase.

Diluted net loss per share amounts are computed in the same manner as basic net loss per share amounts, except that the weighted-average number of common shares outstanding computed for basic net loss per share is increased by the weighted-average number of common shares resulting from the (i) purchase of shares under the Company’s employee stock purchase program, and exercise of stock options and warrants using the treasury stock method, and (ii) conversion of convertible debt instruments. Equity instruments are excluded from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments is not dilutive to net loss per share. In applying the treasury stock method for dilutive stock-based compensation

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements, the assumed proceeds are computed as the sum of (i) the amount, if any, the employee must pay upon exercise, (ii) the amounts of compensation cost attributed to future services and not yet recognized, and (iii) the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options. In addition, in computing the dilutive effect of convertible securities, net loss is adjusted to add back the after-tax amount of interest expensed in the period associated with any convertible debt. For 2006, 2005 and 2004, the weighted-average number of common shares outstanding used in the computations of diluted loss per share is the same as basic because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of convertible debentures and notes is not dilutive.

The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2006	2005	2004

Weighted-average shares of common stock outstanding	290,262	265,261	249,295
Less weighted-average shares of common stock subject to repurchase	—	21	108

Weighted-average common shares used in computing basic and dilutive net loss per share amounts	290,262	265,240	249,187

As stated above, the Company excludes equity instruments from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments is not dilutive to net loss per share. Accordingly, certain equity instruments have been excluded from the calculation of diluted weighted-average shares. The type and number of these equity instruments that were excluded from the computation of diluted net loss per share were as follows:

	Year Ended December 31,
	2006	2005	2004

Stock options	23,082	24,973	22,997
Options under employee stock purchase plan	—	—	4,441
Warrants	6,514	6,514	6,514
Common shares issuable under the assumed conversion of convertible debentures and notes	62,089	39,380	39,380

Comprehensive Loss

Significant components of the Company’s comprehensive loss are as follows:

	Cumulative	Year Ended December 31,
	Amounts	2006	2005	2004

Net loss	$(1,732,070)	$(13,949)	$(15,722)	$(60,761)
Unrealized gains (losses) on available-for-sale securities	3	—	29,832	(32)
Realized gains on equity securities previously included in unrealized gains (losses)	—	—	(29,806)	—
Foreign currency translation adjustment	—	—	962	—

Comprehensive loss	$(1,732,067)	$(13,949)	$(14,734)	$(60,793)

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

On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb, Inc. (“NextWeb”), as described in Note 6 — “Business Acquisitions, Asset Acquisition and Equity Investments.” The Company integrated and manages the NextWeb business within its Direct segment. Accordingly, the recorded goodwill from the acquisition of NextWeb was allocated to the Company’s Direct segment for purposes of testing for impairment.

On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam, Inc. (“GoBeam”), as described in Note 6 — “Business Acquisitions, Asset Acquisition and Equity Investments.” The Company integrated and manages the GoBeam business within its Direct segment. Accordingly, the recorded goodwill from the acquisition of GoBeam was allocated to the Direct segment for purposes of testing for impairment.

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

On May 27, 2005, the Company entered into a strategic agreement with EarthLink to develop and deploy the Company’s LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company has agreed to use exclusively for expenditures related to the development and deployment of its LPVA services. Consequently, the Company has classified the unused cash balance of the prepayment as restricted cash and cash equivalents. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. As of December 31, 2006 the full amount of the prepayment became current. As the Company provides the products and

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy (Note 2) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold during this period may be greater or less than this estimated amount.

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

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method focuses primarily on the impact of the misstatement on the statement of operations and includes the reversing effect of prior year misstatements. Because the focus is on the statement of operations, the roll-over method can lead to accumulation of misstatements on the balance sheet that may be immaterial to the balance sheet but correction in a single period could be material to the statement of operations. The iron curtain method focuses primarily on the effect of correcting the accumulated balance as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the statement of operations. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the iron curtain and roll-over method and is referred to as a “dual approach.” SAB 108 permits a company to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of January 1, 2006 with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect is not permitted to be used for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. The Company adopted SAB 108 in 2006 and such adoption did not have any effect on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use,

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value added, Federal Universal Service Fund (“FUSF”) contributions and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records transaction-based taxes on a net basis, except for the FUSF charges billed to customers, in its consolidated statements of operations. The Company believes that the adoption of EITF 06-3 will not have a significant effect to its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a significant impact to its financial statements.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.

Revenues earned for which the Company has not billed the customer are recorded as “Unbilled revenues” in the Company’s consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the consolidated balance sheets caption “Unearned revenues.” Included in revenues are FUSF charges billed to customers aggregating $6,949, $6,680 and $5,381 for 2006, 2005 and 2004, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues with corresponding amounts included in cost of sales.

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

Accounts receivable consisted of the following:

	December 31,
	2006	2005

Gross accounts receivable	$34,123	$31,398
Allowance for service credits	(2,729)	(2,838)
Allowance for bad debts	(243)	(486)

Accounts receivable, net	$31,151	$28,074

The Company’s accounts receivable valuation accounts were as follows:

	December 31,
	2006	2005	2004

Allowance for service credits:
Balance at beginning of period	$2,838	$1,405	$2,124
Provision	4,536	9,333	4,914
Write-offs	(4,645)	(7,330)	(5,136)
Recoveries	—	(570)	(497)

Balance at end of period	$2,729	$2,838	$1,405

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005	2004

Allowance for bad debts:
Balance at beginning of period	$486	$161	$2,750
Provision	173	800	487
Write-offs	(416)	(329)	(1,051)
Recoveries	—	(146)	(2,025)

Balance at end of period	$243	$486	$161

Significant Customers

For 2006, 2005 and 2004, the Company’s 30 largest wholesale customers, in each such year, collectively accounted for 91.1%, 92.2% and 93.4%, respectively, of the Company’s total wholesale net revenues, and 60.6%, 65.4% and 67.4%, respectively, of the Company’s total net revenues. As of December 31, 2006 and 2005, receivables from these customers collectively accounted for 53.1% and 56.3%, respectively, of the Company’s gross accounts receivable balance.

For 2006 and 2005, two of the Company’s wholesale customers, AT&T and EarthLink, individually accounted for 14.3% and 11.1%, and 16.3% and 14.6%, respectively, of the Company’s total net revenues. AT&T’s percentage of 14.3% and 16.3% for 2006 and 2005, respectively, includes the net revenues for AT&T and SBC, which became one entity in 2005. For 2004, EarthLink and AT&T individually accounted for 16.9% and 13.8%, respectively, of the Company’s total net revenues. As of December 31, 2006 and 2005, accounts receivable from EarthLink and AT&T individually accounted for 12.8% and 10.5%, and 15.3% and 10.2%, respectively, of the Company’s gross accounts receivables. No other individual customer accounted for more than 10% of the Company’s total net revenues for 2006, 2005 and 2004.

Wholesaler Financial Difficulties

In 2006, 2005 and 2004, the Company issued billings to its financially distressed customers aggregating $2,161, $2,897 and $3,517, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $2,218, $2,757 and $2,823 in 2006, 2005 and 2004, respectively. For 2006, 2005 and 2004, revenues from customers that filed for bankruptcy accounted for approximately 0.1%, 0.3% and 0.3%, respectively, of the Company’s total net revenues. As of December 31, 2006 and 2005, the Company had contractual receivables from its financially distressed customers totaling $470 and $666, respectively, which are not reflected in the accompanying consolidated balance sheet as of such date. Although MCI filed for bankruptcy protection on July 21, 2002, the Company continued to recognize revenues from MCI on an accrual basis based on its specific facts and circumstances in relation to the revenue recognition criteria described above. Consequently, the amounts in this paragraph related to financially distressed customers exclude amounts pertaining to MCI.

The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to December 31, 2006, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of December 31, 2006, that the Company believes may be at risk of becoming financially distressed. For 2006, 2005 and 2004, revenues from these customers collectively accounted for approximately 1.3%, 11.0% and 7.7%, respectively, of the Company’s total net revenues. As of December 31, 2006 and 2005, receivables from these customers collectively accounted for 1.4% and 13.8%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability to pay for the Company’s services in a timely manner in periods ending subsequent to 2006, revenue from such customers will only be recognized when cash is collected, as described above.

3.	Restructuring and Post-Employment Benefits

Reduction in Force

The Company reduced its workforce in 2006, 2005 and 2004 by approximately 61, 155 and 77 employees, respectively. These reductions represented approximately 5.8%, 13.6% and 6.9% of the Company’s workforce for 2006, 2005 and 2004, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, the Company recorded employee severance benefits of $1,597 for 2006, of which $1,523 was paid in 2006 and the remaining $74 was paid after December 31, 2006, $3,640 for 2005, of which $1,910 was paid in 2005 and the remaining $1,730 was paid after December 31, 2005, and $1,409 for 2004, of which $426 was paid after December 31, 2004. For 2006 the expenses associated with the reductions in force were $232, $479 and $886 related to the Company’s Wholesale segment, Direct segment and Corporate Operations, respectively. For 2005 the expenses associated with the reductions in force were $285, $397 and $2,958 related to the Company’s Wholesale segment, Direct segment and Corporate Operations, respectively. For 2004 the expenses associated with the reductions in force were $374, $281 and $754 related to the Company’s Wholesale segment, Direct segment and Corporate Operations, respectively. The Company continues to evaluate whether additional restructuring is necessary, and it may incur additional charges to operations related to any further restructuring activities in future periods, however at this time the Company cannot reasonably predict the probability or the impact of such event.

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

On February 4, 2005, the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee in the ABC to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As a result of the completion of the ABC, the Company recognized a deferred gain of $53,963 in 2005.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005

Leasehold improvements	$10,952	$10,880
Computer equipment	51,066	50,797
Computer software	60,789	57,362
Furniture and fixtures	16,866	16,268
Network and communication equipment	442,914	403,071

	582,587	538,378
Less accumulated depreciation and amortization	495,001	466,715

Property and equipment, net	$87,586	$71,663

5.	Collocation Fees and Other Intangibles Assets

Collocation fees and other intangibles assets consisted of the following:

	December 31,
	2006	2005

Collocation fees	$100,458	$97,243
Customer lists	19,241	10,470

	119,699	107,713
Less accumulated amortization:
Collocation fees	87,104	80,548
Customer lists	9,827	6,450

Collocation fees and other intangibles assets, net	$22,768	$20,715

6.  Business Acquisition, Asset Acquisitions and Equity Investments

Acquisition of DataFlo’s Assets

In September 2006, the Company entered into an agreement to acquire substantially all of the assets of DataFlo Communications, LLC, (“DataFlo”) a Chicago-based broadband fixed wireless provider, for approximately $1,400 in cash, of which $1,183 was paid in 2006. Under the terms of the agreement, the Company may be required to pay the remaining balance of $177 in the first quarter of 2007, depending upon the result of recurring revenues collected from customers.

The tangible assets of DataFlo purchased by the Company aggregating $366 consisted of accounts receivable and property and equipment. The liabilities of DataFlo assumed by the Company aggregating $102 consisted of capital leases and deferred revenues.

The customer list was valued using an income approach, which projects the revenue, expenses, and cash flows attributable to the customer list over its estimated life of forty-eight months. These cash flows are discounted to their present value. Through December 31, 2006, this intangible asset of approximately $1,000 was being amortized on a straight-line basis over its estimated useful life of forty-eight months.

Acquisition of NextWeb

On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb, a California corporation based in Fremont, California. NextWeb utilizes licensed and unlicensed fixed wireless technology to deliver business-class fixed wireless broadband services to small and medium-sized

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses. Through NextWeb, the Company currently provides service to approximately 3,000 business customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas.

The Company acquired NextWeb to accelerate its entry into the emerging wireless broadband market. As a result of the acquisition the Company has added various fixed wireless broadband services to its current portfolio of products and services. These factors contributed to a purchase price that was in excess of the fair value of NextWeb’s net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction. The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into NextWeb, with NextWeb surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization.

As a result of the merger, the Company issued 15,361 shares of its common stock and $3,683 in cash in exchange for all of the outstanding shares of capital stock held by the NextWeb stockholders. Of the shares issued in conjunction with the merger, 1,395 shares have been placed in an escrow account until February 2007 to cover NextWeb’s indemnification obligations under the merger agreement. In February 2007, approximately 778 of these shares were released to the former NextWeb shareholders. The remaining shares will remain in escrow as a result of certain claims filed by the Company against the escrow account.

The Company accounted for the acquisition of NextWeb using the purchase method of accounting. Accordingly, the Company’s consolidated financial statements as of December 31, 2006 and for the year then ended, include the results of operations of NextWeb after the date of acquisition. The Company valued the common shares issued, for accounting purposes, at $1.06 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, October 4, 2005. All of the NextWeb stock options and warrants were vested and exercised before the acquisition. Consequently, there were no outstanding NextWeb stock options and warrants assumed in connection with the merger. Direct acquisition costs were included as elements of the total purchase cost.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The customer relationships were valued using an income approach, which projects the associated revenues, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through December 31, 2006, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships.

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

As part of the acquisition of NextWeb, the Company issued an aggregate of 706 shares to several employees and former employees of NextWeb pursuant to NextWeb’s bonus plan. The Company valued these shares at $750, based on the Company’s fair value of the shares issued as described above.

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

The Company accounted for the acquisition of GoBeam using the purchase method of accounting. Accordingly, the Company’s consolidated financial statements include the results of operations of GoBeam for periods ending after the date of acquisition. The Company valued the common share options and warrants issued, for accounting purposes, based on an average market price of $2.08 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, June 4, 2004. The outstanding GoBeam stock options were converted into options to purchase approximately 266 shares of the Company’s common stock. In addition, the outstanding GoBeam warrants were converted into warrants to purchase 3 shares of the Company’s common stock. The value of the options and warrants was determined using the Black-Scholes option pricing model with inputs of 128.4 percent for volatility, four-year expected life and a risk-free interest rate of 3.27%. The values of the options and assumed warrants, as well as direct acquisition costs, were included as elements of the total purchase cost.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The customer relationships were valued using an income approach, which projects the associated revenue, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through December 31, 2006, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships.

The internal use software was valued using the replacement cost approach. This approach estimates value based upon estimated cost to recreate the software with equivalent functionality. Through December 31, 2006, this intangible asset was being amortized on a straight-line basis over a period of sixty months.

Goodwill was determined based on the residual difference between the purchase cost and the values assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company tests for impairment of these assets on at least an annual basis.

The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of GoBeam had occurred at the beginning of the periods presented. For 2004, net loss included GoBeam merger expenses of $4,247. This financial information does not purport to be indicative of the results of the operations that would have occurred had the acquisition been made at the beginning of the periods presented, or the results that may occur in the future:

Year Ended December 31,
2004

Revenue	$432,148
Net loss	$(68,331)
Basic and diluted net loss per share	$(0.27)

Upon closing of the acquisition of GoBeam, the Company effectively granted 337 shares of restricted common stock to certain employees of GoBeam. The restricted stock was valued on the date of issuance at $1.96 and vested over a period of two years. Accordingly the Company recorded deferred stock-based compensation of $660 in 2004.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, as a result of the resignation of one of the Company executives, the Company reversed $289 of such deferred stock-based compensation and cancelled 148 shares of the restricted common stock. The remaining net deferred stock-based compensation balance of $371 at December 31, 2004 is being amortized on an accelerated basis over the vesting period consistent with the method described in FIN 28. For 2006, 2005 and 2004, the Company recognized $5, $185 and $181, respectively, of stock-based compensation related to such amount.

As part of the acquisition of GoBeam the Company sold 834 shares for $1,781, or $2.13 per share, to pay for GoBeam’s merger expenses.

Unconsolidated Investments in Affiliates

The following table lists the Company’s unconsolidated investments in affiliates as of December 31, 2006 and 2005:

		Ownership			Investment
		Percentage		Method of	Carrying Value
Entity Name	Date of Investment(s)	2006	2005	Accounting	2006	2005

ACCA Networks Co., Ltd.	August 2000	—	—	Equity	—	—
Certive Corporation	November 1999; May 2000	0.01%	0.01%	Equity	—	—

ACCA Networks Co., Ltd.

In August 2000, the Company acquired a 42% preferred equity interest in ACCA Networks Co., Ltd. (“ACCA”), a privately held, Japanese telecommunications company, in exchange for cash payments aggregating approximately $11,700, which the Company believed was representative of the fair value of such investment based on significant concurrent investments in ACCA made by new, non-strategic investors. The difference between the cost of the Company’s equity investment in ACCA and its proportional share of ACCA’s net assets had been fully amortized as of December 31, 2001. The Company sold its equity position, or 10 shares, in ACCA during 2005. As a result of the sale the Company recorded a net realized gain of $28,844 in 2005.

In addition, in August 2000, the Company also licensed its OSS software to ACCA for $9,000, of which $2,000 and $2,000 was received in cash during 2001 and 2000, respectively. The remainder of $5,000, which was scheduled to be received in 2005, was received in 2003 in accordance with an amendment to the August 2000 OSS software license agreement. The Company recorded the $5,000 payment received in 2003 as miscellaneous income, because the carrying value of the OSS software licensed to ACCA was fully recovered at that time. The Company received royalty payments of $2,174, $1,832 and $2,124 in 2006, 2005 and 2004, respectively. As stated above, the OSS software licensed to ACCA had a net book value of zero at December 31, 2003. Beginning in 2004, the Company records royalty payments as other revenue. The term of the OSS license agreement and royalty payments expired at the end of 2005. In December 2005, the Company granted ACCA, effective January 1, 2006, a fully paid-up perpetual license to its OSS software for a one-time payment of $1,750. Such amount was received in December 2005 and recorded by the Company as unearned revenues. The Company recognized this amount as revenue in 2006.

Certive Corporation

As of December 31, 2006 and 2005, the Company held a 0.01% and 0.01%, respectively, preferred equity interest in Certive, a privately held, development stage application service provider. The Company’s chairman of the board of directors is also a significant stockholder of Certive.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt and Credit Arrangements

12% Senior Secured Convertible Notes

On March 15, 2006, the Company entered into a strategic agreement with EarthLink to further build and deploy the Company’s LPVA services. The transaction contemplated by such agreement was consummated on March 29, 2006. In conjunction with the agreement, the Company received from EarthLink (i) $10,000 in exchange for 6,135 shares of the Company’s common stock, and (ii) $40,000 in exchange for a 12% senior secured convertible note (“Note”). Principal on the Note is payable on March 15, 2011. EarthLink may require the Company to accelerate its repayment of the remaining principal amount of the Note in certain circumstances, such as if the Company undergoes a change in control or fails to meet specific service obligations to EarthLink. As of December 31, 2006, the Company was in compliance with such agreement. Interest on the Note is payable on March 15 and September 15 of each year, commencing on September 15, 2006, and may be paid in cash or in additional notes of the Company, identical to and of the same series as the Note. The Note (i) is a general secured obligation of the Company, (ii) is collateralized by certain property, plant and equipment purchased with the proceeds of the Note pursuant to the terms of a security agreement entered into between the Company and EarthLink, (iii) will rank without partiality in right of payment with all existing and future secured, unsubordinated indebtedness of the Company, and (iv) will be senior in right of payment to all unsecured indebtedness and subordinated indebtedness of the Company.

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

Gross proceeds from the Note and the shares of the Company’s common stock amounted to $40,000 and $10,000, respectively. The Company incurred $1,929 in transaction costs in conjunction with the issuance of the Note and the shares. Of the transaction costs, $1,543 are debt issuance costs and are being amortized to operations as an element of interest expense over the five-year life of the debt. $386 of the transaction costs were recorded as a reduction of additional paid-in capital in conjunction with the issuance of the Company’s common stock.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Line of Credit

As of December 31, 2005, the Company had $5,750 revolving line of credit note with Wells Fargo Bank. Borrowings under this credit facility bore interest at a rate per annum equal to the prime rate, which was 7.25% at December 31, 2005. As of December 31, 2005, the Company had issued irrevocable letters of credit aggregating $5,190 under this line of credit in favor of lessors of facilities. The SVB credit line mentioned below replaced this credit line which was cancelled in April 2006. As of December 31, 2005, the amount of revolving line of credit that was available was $373. There was no outstanding principal balance as of December 31, 2005.

On April 13, 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At the Company’s option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins. The revolving credit facility matures on April 13, 2008. As collateral for the loan under the Loan Agreement, the Company has granted security interests in substantially all of its real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. The Company has also provided a negative pledge on its intellectual property. As of December 31, 2006, the Company issued irrevocable letters of credit aggregating $3,796 under this loan in favor of lessors of equipment and facilities and certain vendors. As of December 31, 2006, the Company had an outstanding principal balance of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of the Company’s eligible accounts receivable and cash. As of December 31, 2006, the Company had $36,084 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.

The Loan Agreement imposes various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in a new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $25,000 in 2006, and $30,000 in 2007, subject to certain exceptions, such as capital expenditures that are funded by a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement requires the Company to maintain specified liquidity ratios and tangible net worth levels. As of December 31, 2006, the Company was in compliance with the above described limitations, covenants and conditions of the line of credit.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Capital Leases

The capitalized costs and accumulated amortization related to assets under capital leases, primarily comprised of computer equipment and office equipment, were $3,565 and $2,004, respectively, as of December 31, 2006. The corresponding amounts were $1,693 and $1,487, respectively, as of December 31, 2005.

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

	Gross Lease	Less Sublease	Net Lease
	Payments	Payments	Payments

Year ending December 31, 2007	$6,526	$30	$6,496
2008	6,080	—	6,080
2009	4,215	—	4,215
2010	2,586	—	2,586
2011	674	—	674
Thereafter	49	—	49

Total	$20,130	$30	$20,100

Commitments

Effective November 15, 2006, the Company acquired certain assets from DataFlo and assumed its office lease obligation for an office in Chicago, Illinois. This lease increased the Company lease commitments by approximately $59. In addition, the Company assumed DataFlo’s leases for wireless collocation sites. These leases increased the Company’s lease commitments by approximately $225.

Effective April 1, 2006, the Company entered into an agreement to extend the terms of its office lease in Atlanta, Georgia. The extension is for a period of one year which commenced on April 1, 2006. The extension of the lease increased the Company lease commitments by approximately $70.

Effective December 8, 2006, the Company entered into a three year lease agreement for an office in Rosemont, Illinois, to replace the office in Schaumburg, Illinois. The lease is expected to commence in April 2007. This lease increased the Company’s lease commitments by approximately $108.

Effective October 6, 2006, the Company entered into a five year lease agreement for an office in Camarillo, California, to replace the office in that same city. The lease is expected to commence in February 2007. This lease increased the Company’s lease commitments by approximately $434.

Effective October 10, 2006, the Company entered into a three year lease agreement for an office in Las Vegas, Nevada, to replace the office in that same city. The lease commenced November 1, 2006. This lease increased the Company’s lease commitments by approximately $66.

Effective February 17, 2006, the Company acquired NextWeb and assumed all its office lease obligations, which includes offices in Fremont, CA, Garden Grove, CA, Camarillo, CA and Las Vegas, NV. These leases increased the Company’s lease commitments by approximately $768. In addition, the Company assumed

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NextWeb’s leases for wireless collocation sites. These leases increased the Company’s lease commitments by approximately $2,212.

Rent expense, which is net of sublease income of $57, $56 and $501 for 2006, 2005 and 2004, respectively, totaled $8,014, $6,253 and $6,571 for 2006, 2005 and 2004, respectively.

Purchase Obligations

In 2002, the Company entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to the Company. The Company had a monthly minimum usage requirement which began in June 2002. The agreement expired in May 2005 and the Company has no remaining aggregate purchase obligation for this particular agreement as of December 31, 2006. The Company entered into a new three-year, non-exclusive agreement with MCI in November 2005. The Company has a minimum purchase commitment of $13,200 with MCI that includes five commitment milestone periods between December 2005 and December 2007. Similarly, in 2002, the Company entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to the Company. The Company has an annual minimum usage requirement which began in April 2002. The agreement expired in March 2006 and the Company has no remaining aggregate purchase obligation for this particular agreement.

Aggregate payments by year for the Company’s purchase obligations are as follows:

Year ending December 31, 2007	$5,845

Cost of sales recognized pursuant to the aforementioned purchase obligations totaled $7,181, $6,725 and $8,000, for 2006, 2005 and 2004, respectively.

10.	Contingencies

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is also a party to a variety of other pending or threatened legal proceedings as either plaintiff or defendant, or is engaged in business disputes that arise in the ordinary course of business. Failure to resolve these various legal disputes and controversies without excessive delay and cost and in a manner that is favorable to the Company could significantly harm its business. The Company does not believe the ultimate outcome of these matters will have a material impact on its consolidated financial position, results of operations or cash flows. However, litigation is inherently unpredictable, and there is no guarantee the Company will prevail or otherwise not be adversely affected.

The Company is subject to state public utility commission (“PUC”), Federal Communications Commission (“FCC”) and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, the Company is engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to it and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows if it is denied or charged higher rates for transmission lines or central office spaces.

Other Contingencies

As of December 31, 2006, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that such disputes will be resolved without a material adverse effect on its consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company performs on-going research and analysis of the applicability of certain transaction-based taxes to sales of its products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which the Company does business and transaction-based tax experts to determine the extent of the Company’s transaction-based tax liabilities. It is the Company’s opinion that these activities will be concluded without a material adverse effect on its consolidated financial position, results of operations or cash flows. However, it is reasonably possible that the Company’s estimates of its transaction-based tax liabilities, as reflected in the accompanying consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 in 2003. In 2006, 2005 and 2004, the Company determined that it does not owe a portion of this tax, approximately $2,103, $419 and $3,079, respectively, as a result of the expiration of the statute of limitations, and consequently, released the amount as a benefit to operations. It is the Company’s opinion that the remaining liability will be resolved without a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

11.	Stockholders’ Equity

Common Stock

0 and 21 shares of the Company’s common stock outstanding at December 31, 2006 and 2005, respectively, were subject to repurchase provisions, which generally lapse over a two-year period from the date of issuance.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock reserved for future issuance as of December 31, 2006 was as follows:

Outstanding options	23,082
Options available for grant	15,361
Employee stock purchase plan	5,989
Convertible debentures	62,089
Outstanding warrants	6,514

Total	113,035

Stockholder Protection Rights Plan

On February 15, 2000, the Company’s board of directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company’s common stock or Class B common stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company’s outstanding shares of common stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder Protection Rights Agreement, one one-thousandth of a share of participating preferred stock, par value $.001 per share, for $400 per share, subject to adjustment. As of December 31, 2006 and 2005, none of these rights were exercisable.

Warrants

On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares at $0.94 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive in 2003 and was recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believed that future revenues from AT&T would exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants were exercised during 2006, 2005 or 2004, or had expired as of December 31, 2006. Such warrants were fully amortized as of December 31, 2006.

On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase shares of the Company’s common stock as follows: 1,500 shares at $1.06 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive in 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during 2006 or 2005, or had expired as of December 31, 2006. As of December 31, 2006 and 2005 the unamortized amount of the warrants was $506 and $1,264, respectively.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of December 31, 2006. Such warrants are exercisable at purchase prices ranging from $0.01 to $2.13 per share and are fully vested as of December 31, 2006. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008.

The Company recorded amortization on the above described warrants in the amount of $758, $1,419 and $1,748 for 2006, 2005 and 2004, respectively.

12.	Income Taxes

The Company has made no provision for income taxes in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods.

The difference between the income tax benefits computed at the federal statutory rate of 35% and the Company’s actual income tax benefits for 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004

Federal benefit at statutory rate	$(4,882)	$(5,503)	$(21,266)
State benefit, net of federal benefit	(697)	(786)	(3,038)
Net operating losses with no current benefits	4,143	5,931	22,290
Deferred variable stock-based compensation	1,000	(364)	1,099
Other	436	722	915

Income tax expense (benefit)	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$392,458	$368,863
Capital loss carryforwards	11,700	10,163
Deferred and unearned revenue	11,205	31,610
Unconsolidated investments in affiliates	2,030	2,030
Depreciation and amortization	33,365	41,655
Other	2,555	11,229

Total deferred tax assets	453,313	465,550
Deferred tax liabilities	(3,420)	(1,821)

Net deferred tax assets	449,893	463,729
Valuation allowance	(449,893)	(463,729)

Net deferred taxes	$—	$—

Realization of the Company’s deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance (decreased) increased by $(13,836), $6,339 and $33,616 during 2006, 2005 and 2004, respectively.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets pertaining to net operating losses decreased by $18,292 due to a change in presentation in accordance with FAS 123R “Share-Based Payment.” These deferred income tax assets resulted from the exercise of employee stock options in prior years and represent excess tax benefits as determined under APB 25 “Accounting for Stock Issued to Employees.” The deferred income tax assets for excess tax benefits had a full valuation allowance against them in prior years. FAS 123R prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The company has elected to net its deferred income tax assets for net operating losses and the related valuation allowance for the excess tax determined under APB 25.

As of December 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of $1,028,221, which will expire beginning in 2021 if not utilized. The Company also had aggregate net operating loss carryforwards for state income tax of approximately $651,611 of which $29,347 will expire in 2007, $9,734 in 2008 and $612,530 through 2026, if not utilized. In addition, the Company had capital loss carryforwards for both federal and state income tax purposes of approximately $29,250 which begin to expire in 2007 if not utilized.

The Company reduced net operating loss carryforwards for state income tax by $670,538 for 2006 and 2005 and the corresponding valuation allowance as a result of applying the tax attribute reductions rules in cancellation of debt from the Company’s 2001 chapter 11 bankruptcy proceedings.

On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb (Note 6). The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into NextWeb, with NextWeb surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization. As a result of its acquisition, the Company’s net operating loss carryforwards includes NextWeb’s existing, as of acquisition date, federal and state net operating loss carryforwards of $9,749 and $9,297 respectively. Tax benefits related to pre-acquisition losses of the acquired entity will be utilized first to reduce any associated intangibles and goodwill.

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

In August 2000, the Company made an equity investment in 10 shares of ACCA (Note 6). In March 2005, ACCA completed a public offering of its shares in Japan and the Company subsequently sold its investment, resulting in a capital gain. Proceeds in excess of the Company’s tax basis on such investment resulted in a tax gain of $14,227 which was offset against the Company’s capital loss carryforward.

The utilization of the Company’s net operating loss could be subject to substantial annual limitation as a result of future events, such as an acquisition, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation could result in the expiration of net operating losses and tax credits before utilization.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock-Based Compensation

Impact of adopting SFAS 123R

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. The statement establishes accounting for stock-based awards to employees and requires that stock-based compensation cost be measured at the grant-date, based on the fair value of the award, and be recognized over the employee’s service period. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, and provided the required pro-forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” In accordance with APB 25, no compensation cost was required to be recognized for awards that had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

The Company elected to adopt the modified prospective transition method as provided by SFAS 123R. Under this transition method, compensation cost recognized in the Company’s consolidated statements of operations for 2006 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

As a result of adopting SFAS 123R, the Company’s net loss for 2006 includes $3,245 ($0.01 per share) of stock-based compensation, of which $1,699, relates to the Company’s employee stock option plans, and $1,546, relates to the Company’s employee stock purchase plan. For 2006, $1,311, of the total stock-based compensation was recorded in cost of sales and $1,934, in selling, general and administrative expenses. The Company did not recognize and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards. For 2006, the Company capitalized a portion of its stock-based compensation cost, or approximately $86.

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $971 before estimated forfeitures. In the Company’s pro-forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was $202, and therefore, the unrecorded deferred stock-based compensation balance as of December 31, 2005 related to stock options was adjusted to $769 after estimated forfeitures. During 2006, the Company granted approximately 5,528 stock options with an estimated total grant-date fair value of $5,352. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $1,134. As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options, adjusted for forfeitures, was approximately $3,300 and will be recognized over an estimated weighted-average amortization period of 2.93 years.

Valuation Assumptions

In connection with the adoption of SFAS 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SAB 107 “Share-Based Payment” and the Company’s prior period pro-forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). SFAS 123R allows the use of option pricing models that were not necessarily developed for use in valuing employee stock options. Option valuation models, such as the Black-Scholes option-

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pricing model, were developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

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

The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004

Stock Options
Expected life of options in years	3.4	4.0	4.0	0.5	0.5	0.5
Volatility	83.06%	91.07%	123.70%	68.76%	91.07%	123.70%
Risk-free interest rate	4.78%	4.34%	3.27%	5.00%	4.35%	2.61%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Equity Incentive Programs

As of December 31, 2006, the Company has the following stock-based compensation plans:

2003 Employee Stock Purchase Plan

In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan (“2003 ESPP”). As of December 31, 2006, a total of 5,989 shares of the Company common stock have been reserved for issuance under the 2003 ESPP. This plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of total compensation. No more than 5 shares may be purchased on any purchase date per employee. The number of shares that may be issued under the 2003 ESPP is subject to an annual increase to be added on January 1 of each year equal to the lesser of either (i) 2% of the outstanding shares of the Company’s stock on such date, (ii) 7,000 shares, or (iii) an amount determined by a committee of the board of directors.

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

The weighted-average grant-date fair value of options under the Company’s 2003 ESPP granted during 2006, 2005 and 2004 was $0.47, $1.18 and $2.07 per share, respectively. For 2006, the Company recognized stock-based compensation expense of $1,546, in its consolidated statements of operations. For 2005 and 2004, the Company recognized stock-based compensation expense (reversal) of $(1,011) and $2,526, respectively, in its consolidated

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements of operations. As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to the 2003 ESPP was fully amortized to operations.

Stock Option Plans

The 1997 Stock Plan (the “Plan”) is a ten-year, broad-based, long-term incentive and retention program that is intended to attract and retain qualified personnel and align stockholder and employee interests. The Plan provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company’s board of directors. The stock options under the Plan generally have a vesting period of four years, are exercisable for a period not to exceed eight years from the date of issuance, and are generally granted at prices that are no less than the fair market value of the Company’s common stock at the date of grant. A total of 38,442 shares have been reserved under the Plan for sale and issuance at prices to be determined by the Company’s board of directors. As of December 31, 2006, 15,361 shares of the Company common stock were available for future grants under the Plan. The number of shares that may be issued under the Plan is subject to an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 3% of the outstanding shares of the Company’s stock on such date, or (ii) an amount determined by the board.

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

The purpose of the acceleration was to enable the Company to reduce compensation expense associated with these options in periods subsequent to the adoption of SFAS 123R. The pre-tax charges to be avoided amount to approximately $6,725, which is included in the pro-forma numbers for the year ended December 31, 2005, over the course of the original vesting periods, which on average is approximately three years from the effective date of the acceleration. The Company also believes that because the options accelerated had exercise prices substantially in excess of the market value of the Company’s common stock at the date of the acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

In connection with the Company’s acquisitions of Laser Link, Inc. (“Laser Link”) on March 20, 2000, BlueStar on September 22, 2000 and GoBeam, the Company assumed various stock option plans. Laser Link, BlueStar and GoBeam stock option plans provide for the grant of options to purchase shares of common stock to employees and consultants from time to time. The options expire up to ten years after the date of grant. A maximum of 1,435, 1,251 and 266 shares of the Company’s common stock are available for issuance under the Laser Link, BlueStar and GoBeam option plans, respectively. The Company is no longer issuing options under these option plans, consequently they are not included in the table below of shares available for future issuance. However, existing options that were previously granted under these plans are included in the data set forth below. The Company did not assume NextWeb’s stock option plan.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for 2006, 2005 and 2004:

	Number of Shares of	Option Price per	Weighted-Average
	Common Stock	Share	Exercise Price

Balance as of December 31, 2003	21,677	$0.001 - $149.79	$5.76
Granted	6,867	$1.460 - $ 3.51	$2.81
Exercised	(1,951)	$0.001 - $ 3.72	$1.10
Cancelled, expired and forfeited	(3,596)	$0.001 - $149.79	$8.49

Balance as of December 31, 2004	22,997	$0.001 - $149.79	$5.35
Granted and assumed	7,162	$0.730 - $ 1.69	$1.42
Exercised	(774)	$0.296 - $ 2.16	$0.80
Cancelled, expired and forfeited	(4,412)	$0.022 - $149.79	$5.89

Balance as of December 31, 2005	24,973	$0.001 - $149.79	$4.96
Granted	5,528	$1.180 - $ 2.51	$1.52
Exercised	(3,275)	$0.296 - $ 2.52	$1.14
Cancelled, expired and forfeited	(4,144)	$0.001 - $149.79	$6.99

Balance as of December 31, 2006	23,082	$0.350 - $149.79	$4.31

The stock options outstanding and exercisable at December 31, 2006 were as follows:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average				Average
		Remaining				Remaining
Range of	Number	Contractual	Weighted-	Aggregate	Number	Contractual	Weighted-	Aggregate
Exercise	of	Term	Average	Intrinsic	of	Term	Average	Intrinsic
Prices	Shares	(in years)	Exercise Price	Value	Shares	(in years)	Exercise Price	Value

$0.35 - $ 0.56	788		$0.55		788		$0.55
$0.57 - $ 0.84	2,560		0.83		2,449		0.83
$0.86 - $ 1.24	3,318		1.18		1,260		1.16
$1.26 - $ 1.28	2,515		1.28		2,309		1.28
$1.29 - $ 1.52	2,086		1.39		921		1.38
$1.54 - $ 1.54	2,696		1.54		2,695		1.54
$1.56 - $ 2.40	2,479		1.98		1,373		2.02
$2.41 - $ 2.56	1,601		2.53		1,381		2.55
$2.63 - $ 3.34	2,786		3.33		2,785		3.33
$3.51 - $149.79	2,253		28.64		2,253		28.64

$0.35 - $149.79	23,082	4.72	$4.31	$3,049	18,214	4.10	$5.07	$2,530

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.38 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 7,291.

The weighted-average grant-date fair value of options granted during 2006, 2005, and 2004 was $0.97, $1.14 and $2.58, respectively. The total fair value of shares vested during 2006, 2005 and 2004 was $1,699, $14,327 and $10,371, respectively. The total intrinsic value of options exercised during 2006, 2005, and 2004 was $2,695, $470 and $2,945, respectively. The total cash received from employees as a result of employee stock option exercises during 2006, 2005 and 2004 was approximately $4,013, $651 and $2,451, respectively. In connection with these exercises, there were no tax benefits realized by the Company as a result of the full valuation allowance on its net

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets and its net operating loss carryforwards. The Company settles employee stock option exercises with newly issued common shares.

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during 2006 is as follows:

	Stock Options
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value

Non-vested at December 31, 2005	2,240	$0.43
Awards granted	5,528	0.97
Awards vested	(1,750)	0.97
Awards cancelled, expired and forfeited	(1,150)	0.68

Non-vested at December 31, 2006	4,868	$0.91

Prior to adopting SFAS 123R

As stated above, prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations and SFAS No. 123, as amended by SFAS No. 148. The following table illustrates the pro-forma effect on net loss, weighted-average number of common shares outstanding, and loss per share had the Company applied the fair value method to account for stock-based awards to employees:

	2005	2004

Basic:
Net loss, as reported	$(15,722)	$(60,761)
Stock-based employee compensation expense (reversal) included in the determination of net income (loss), as reported	(808)	2,724
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(19,767)	(21,593)

Net loss, pro-forma	$(36,297)	$(79,630)

Weighted-average number of common shares outstanding used in the computations of basic and diluted loss per share	265,240	249,187
Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.24)

Pro forma	$(0.14)	$(0.32)

Defined Contribution Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholding, subject to certain limitations. The Company does not match contributions by plan participants.

In connection with the Company’s acquisition of Laser Link and BlueStar, the Company merged Laser Link’s and BlueStar’s defined contribution retirement plan under Section 401(k) of the Internal Revenue Code into the Company’s defined contribution retirement plan.

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

The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. The Company’s wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs and telecommunications carriers. The Company’s direct segment, or Direct, is a provider of VoIP, high-speed connectivity, Internet access, fixed wireless broadband, and other services to individuals, small and medium-sized businesses, corporations and other organizations. All other business operations and activities of the Company are reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and other non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.

The Company’s business segments’ operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to its customers. The Company’s business segments’ network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, CPE and equipment maintenance. Operating expenses also include labor and related non-labor expenses for customer care, dispatch,repair and installation activities and restructuring charges. The Company allocates network costs to its business segments based on their consumption of circuit or equipment capacity. The Company allocates end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. CPE cost is directly assigned to a business segment based on the number of installations performed by such segment. The Company allocates labor costs from operations to its business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. The Company allocates employee compensation for its sales forces directly to the business segments based on the customers it sells to and serves. The Company allocates advertising and promotions to the business segments primarily based on the target customers for such advertising and promotions.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information, including a reconciliation to the respective balances in the Company’s consolidated financial statements, as of and for the years December 31, 2006, 2005 and 2004 are as follows:

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2006:
Revenue, net	$315,321	$158,983	$474,304	$—	$474,304
Cost of sales (exclusive of depreciation and amortization)	186,142	94,484	280,626	47,848	328,474
Benefit from federal exercise tax adjustment	—	—	—	(19,455)	(19,455)
Selling, general and administrative	7,742	36,183	43,925	83,204	127,129
Provision for bad debts	—	—	—	251	251
Depreciation and amortization	—	—	—	34,876	34,876
Amortization of intangible assets	—	—	—	9,949	9,949
Provision for restructuring and post-employment benefits	232	479	711	886	1,597

Total operating expenses	194,116	131,146	325,262	157,559	482,821

Income (loss) from operations	121,205	27,837	149,042	(157,559)	(8,517)

Interest income	—	—	—	3,938	3,938
Interest expense	—	—	—	(9,562)	(9,562)
Miscellaneous income, net	—	—	—	192	192

Total other income, net	—	—	—	(5,432)	(5,432)

Net income (loss)	$121,205	$27,837	$149,042	$(162,991)	$(13,949)

Assets	$35,795	$22,191	$57,986	$255,322	$313,308
Capital expenditures for property and equipment	—	—	—	$46,964	$46,964
Payment of collocation fees and purchase of other intangible assets	—	—	—	$3,236	$3,236

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2005:
Revenue, net	$314,205	$128,974	$443,179	$—	$443,179
Cost of sales (exclusive of depreciation and amortization)	193,721	81,521	275,242	35,897	311,139
Selling, general and administrative	8,353	49,938	58,291	100,261	158,552
Provision for bad debts	—	—	—	571	571
Depreciation and amortization	—	—	—	49,813	49,813
Amortization of intangible assets	—	—	—	17,428	17,428
Provision for restructuring and post-employment benefits	285	397	682	2,958	3,640

Total operating expenses	202,359	131,856	334,215	206,928	541,143

Income (loss) from operations	111,846	(2,882)	108,964	(206,928)	(97,964)

Interest income	—	—	—	4,142	4,142
Gain on sale of equity securities	—	—	—	28,844	28,844
Gain on deconsolidation of subsidiary	—	—	—	53,963	53,963
Interest expense	—	—	—	(5,005)	(5,005)
Miscellaneous income, net	—	—	—	298	298

Total other income, net	—	—	—	82,242	82,242

Net income (loss)	$111,846	$(2,882)	$108,964	$(124,686)	$(15,722)

Assets	$38,725	$19,395	$58,120	$242,461	$300,581
Capital expenditures for property and equipment	$—	$—	$—	$42,397	$42,397
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$3,582	$3,582

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2004:
Revenue, net	$309,899	$119,298	$429,197	$—	$429,197
Cost of sales (exclusive of depreciation and amortization)	177,115	57,141	234,256	31,916	266,172
Selling, general and administrative	9,048	36,859	45,907	100,334	146,241
Provision for bad debt recoveries	—	—	—	(2,035)	(2,035)
Depreciation and amortization	—	—	—	56,825	56,825
Amortization of intangible assets	—	—	—	20,585	20,585
Provision for restructuring and post-employment benefits	374	281	655	754	1,409

Total operating expenses	186,537	94,281	280,818	208,379	489,197

Income (loss) from operations	123,362	25,017	148,379	(208,379)	(60,000)

Interest income	—	—	—	2,668	2,668
Interest expense	—	—	—	(4,927)	(4,927)
Miscellaneous income, net	—	—	—	1,498	1,498

Total other expense, net	—	—	—	(761)	(761)

Net income (loss)	$123,362	$25,017	$148,379	$(209,140)	$(60,761)

Assets	$47,994	$18,707	$66,701	$318,524	$385,225
Capital expenditures for property and equipment	$—	$—	$—	$38,743	$38,743
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$7,900	$7,900

During 2005 the Company changed certain allocations to its business segments. Certain 2004 balances have been adjusted to conform to the presentation.

COVAD COMMUNICATIONS GROUP, INC.

SUPPLEMENTARY DATA

Selected Quarterly Financial Information (Unaudited)

(All dollar and share amounts are presented in thousands, except per share amounts)

Covad’s 2006 and 2005 unaudited consolidated selected quarterly financial information is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2006:
Revenues, net	$117,751	$118,535	$118,562	$119,456
Gross profit (exclusive of depreciation and amortization)	$37,814	$37,733	$35,152	$35,131
Depreciation and amortization	$11,048	$10,716	$10,712	$12,349
Net income (loss)	$(9,280)	$12,473	$(8,700)	$(8,442)
Earnings (loss) per common share:
Basic	$(0.03)	$0.04	$(0.03)	$(0.03)
Diluted	$(0.03)	$0.04	$(0.03)	$(0.03)
2005:
Revenues, net	$107,718	$109,741	$112,069	$113,651
Gross profit (exclusive of depreciation and amortization)	$34,969	$33,501	$27,572	$35,998
Depreciation and amortization	$19,149	$17,626	$16,038	$14,428
Net income (loss)	$34,374	$(16,403)	$(15,805)	$(17,888)
Earnings (loss) per common share:
Basic	$0.13	$(0.06)	$(0.06)	$(0.07)
Diluted	$0.11	$(0.06)	$(0.06)	$(0.07)

During the fourth quarter of 2006, we reduced our costs by approximately $2,300 as a result of a transaction-based tax adjustment. This amount was partially offset by approximately $2,000 of costs related to the buildout of our LPVA service.

During the second quarter of 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now applicable only to “local” telephone service. Based on this development, our prior purchases for which we accrued FET do not fall under the definition of local telephone service. Therefore, we have determined that (i) the issuance of Notice 2006-50 by the IRS resolved the uncertainty around the applicability of the tax to certain telecommunications services, and (ii) is one of the criteria we determined necessary for reversing the accrued liability. Consequently, we reversed such liability during the second quarter of 2006, which decreased our net loss by $19,455, or $0.07 per share.

During the first quarter of 2005, we recognized a gain of $53,963 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 3, under “Other Restructuring Activities”, to our consolidated financial statements for additional information on such gain. In addition, during the first quarter of 2005, we recorded a net realized gain of $7,246 as a result of the sale of 2 shares of ACCA Networks Co., Ltd. Refer to Note 6, under “ACCA Networks Co., Ltd.”, to our consolidated financial statements for additional information on such gain. These gains increased our net income by 61,209, or $0.20 per share, for the first quarter of 2005.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making their assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment we concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.  Management has excluded NextWeb from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company during 2006. NextWeb’s total assets and revenues represent 8.8% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8 — “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting:

During the fourth quarter of 2006, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding the names, ages and background of each of our executive officers and directors, Section 16(a) compliance, the Audit Committee, and the Company’s code of ethics in the Company’s 2007 Proxy Statement is hereby incorporated by reference.

ITEM 11.  Executive Compensation

Information regarding director and executive compensation in the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information setting forth the security ownership of certain beneficial owners and management and the Company’s equity compensation plans in the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain related transactions in the 2007 Proxy Statement is hereby incorporated by reference.

ITEM 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services in the 2007 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

2.1	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001	8-K	000-25271	12/28/01	2.1
2.2	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified	8-K	000-25271	12/28/01	99.12
2.3	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative	8-K	000-25271	5/17/04	2.1
2.4	Agreement and Plan of Merger, dated as of October 4, 2005, among Covad Communications Group, Inc., Windtalker Acquisition Corp., NextWeb, Inc. and Ghia Griarte as Representative.	8-K	000-25271	10/7/05	2.1
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-38688	7/17/00	3.2
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000	S-1/A	333-38688	7/17/00	3.5
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001	10-K	000-25271	3/29/02	3.3
3.4	Amended and Restated Bylaws, as currently in effect	8-K	001-32588	11/2/05	3.1
4.1	12% Senior Secured Convertible Note due 2011, dated as of March 29, 2006, entered into by Covad Communications Group, Inc. and Covad Communications Company for the benefit of EarthLink, Inc.	8-K	001-32588	4/4/06	99.1
4.2	Registration Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and EarthLink, Inc.	8-K	001-32588	4/4/06	99.3
4.3	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee	10-Q	000-25271	5/17/04	4.1
4.4	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC	10-Q	000-25271	5/17/04	4.2
4.5	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024	10-Q	000-25271	5/17/04	4.3
4.6	Stockholder Protection Rights Agreement dated February 15, 2000	8-A	000-25271	2/22/00	4.1
4.7	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001	8-K	000-25271	12/14/01	4.1
4.8	Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and Mellon Investor Services	8-K	001-32588	4/4/06	99.5
10.1	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors	S-1	333-63899	9/21/98	10.1
10.2	1998 Employee Stock Purchase Plan and related agreements	10-K	000-25271	3/29/02	10.2

			Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.3	1997 Stock Plan and related option agreement, as currently in effect	10-K	000-25271	3/29/02	10.3
10.4	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.	8-K	000-25271	11/14/01	10.1
10.5	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.	8-K	000-25271	9/5/02	99.1
10.6	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.	8-K	000-25271	1/7/03	99.1
10.7	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan, as amended	8-K	001-32588	12/8/05	99.1
10.8	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description	8-K	000-25271	10/6/04	10.1
10.9	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001	10-K	000-25271	2/27/04	10.41
10.10	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003	10-K	000-25271	2/27/04	10.42
10.11	First Amendment to Lease by and between Covad Communications Company and CarrAmerica Realty Operating Partnership, L.P. dated July 27, 2005	8-K	001-32588	8/1/05	10.1
10.12	Change in Control Agreement between Covad Communications Group, Inc. and Charles E. Hoffman	8-K	000-25271	10/6/04	10.2
10.13	Change in Control Agreement between Covad Communications Group, Inc. and James A. Kirkland	8-K	000-25271	10/6/04	10.5
10.14	Change in Control Agreement between Covad Communications Group, Inc. and David McMorrow	8-K	000-25271	10/6/04	10.7
10.15	Change in Control Agreement between Covad Communications Group, Inc. and Chris Dunn	8-K	001-32588	11/2/05	10.1
10.16	Indemnification Agreement between Covad Communications Group, Inc. and Chris Dunn	8-K	001-32588	11/2/05	10.2
10.17	Transition Agreement between Covad Communications Group, Inc. and Andrew Lockwood	8-K	001-32588	12/15/05	10.2
10.18	Covad Communications 2006 Bonus Plan	8-K	001-32588	3/8/06	10.1
10.19	Purchase Agreement, dated as of March 15, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	3/17/06	99.1
10.20	Security Agreement, dated as of March 29, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.2
10.21	Agreement for XGDSL Services, dated as of March 29, 2006, by and between Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.4

				Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.22		Loan and Security Agreement, dated as of April 13, 2006, between Covad Communications Group, Inc., Covad Communications Company and Silicon Valley Bank	8-K	001-32588	4/18/06	10.1
10.23		Indemnification Agreement between Covad Communications Group, Inc. and Robert Neumeister	8-K	001-32588	4/26/06	10.1
10.24		Change in Control Agreement between Covad Communications Group, Inc. and Patrick Bennett	8-K	001-32588	8/1/06	10.1
10.25		Indemnification Agreement between Covad Communications Group, Inc. and Diana Leonard	8-K	001-32588	12/12/06	10.1
10.26		Covad Communications 2007 Executive Short Term Incentive Plan	8-K	001-32588	1/9/07	10.1
21.1		Subsidiaries of the Registrant					X
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated in the signature page herein)					X
31.1		Certification Pursuant to Rule 13a-14(a)					X
31.2		Certification Pursuant to Rule 13a-14(a)					X
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ Christopher Dunn
Christopher Dunn
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2007.

Signature	Title

/s/ Charles E. Hoffman (Charles E. Hoffman)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Christopher Dunn (Christopher Dunn)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles McMinn (Charles McMinn)	Chairman of the Board of Directors

/s/ L. Dale Crandall (L. Dale Crandall)	Director

/s/ Diana Einterz Leonard (Diana Einterz Leonard)	Director

/s/ Robert M. Neumeister, Jr. (Robert M. Neumeister, Jr.)	Director

/s/ Larry Irving (Larry Irving)	Director

/s/ Daniel Lynch (Daniel Lynch)	Director

/s/ Richard A. Jalkut (Richard Jalkut)	Director

EXHIBIT INDEX

		Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

2.1	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001	8-K	000-25271	12/28/01	2.1
2.2	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified	8-K	000-25271	12/28/01	99.12
2.3	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative	8-K	000-25271	5/17/04	2.1
2.4	Agreement and Plan of Merger, dated as of October 4, 2005, among Covad Communications Group, Inc., Windtalker Acquisition Corp., NextWeb, Inc. and Ghia Griarte as Representative	8-K	000-25271	10/7/05	2.1
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-38688	7/17/00	3.2
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000	S-1/A	333-38688	7/17/00	3.5
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001	10-K	000-25271	3/29/02	3.3
3.4	Amended and Restated Bylaws, as currently in effect	8-K	001-32588	11/2/05	3.1
4.1	12% Senior Secured Convertible Note due 2011, dated as of March 29, 2006, entered into by Covad Communications Group, Inc. and Covad Communications Company for the benefit of EarthLink, Inc.	8-K	001-32588	4/4/06	99.1
4.2	Registration Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and EarthLink, Inc.	8-K	001-32588	4/4/06	99.3
4.3	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee	10-Q	000-25271	5/17/04	4.1
4.4	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC	10-Q	000-25271	5/17/04	4.2
4.5	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024	10-Q	000-25271	5/17/04	4.3
4.6	Stockholder Protection Rights Agreement dated February 15, 2000	8-A	000-25271	2/22/00	4.1
4.7	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001	8-K	000-25271	12/14/01	4.1
4.8	Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and Mellon Investor Services	8-K	001-32588	4/4/06	99.5
10.1	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors	S-1	333-63899	9/21/98	10.1
10.2	1998 Employee Stock Purchase Plan and related agreements	10-K	000-25271	3/29/02	10.2
10.3	1997 Stock Plan and related option agreement, as currently in effect	10-K	000-25271	3/29/02	10.3

		Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.4	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.	8-K	000-25271	11/14/01	10.1
	Form of Warrant to Purchase Common
10.5	Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.	8-K	000-25271	9/5/02	99.1
10.6	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.	8-K	000-25271	1/7/03	99.1
10.7	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan, as amended	8-K	001-32588	12/8/05	99.1
10.8	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description	8-K	000-25271	10/6/04	10.1
10.9	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001	10-K	000-25271	2/27/04	10.41
10.10	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003	10-K	000-25271	2/27/04	10.42
10.11	First Amendment to Lease by and between Covad Communications Company and CarrAmerica Realty Operating Partnership, L.P. dated July 27, 2005	8-K	001-32588	8/1/05	10.1
10.12	Change in Control Agreement between Covad Communications Group, Inc. and Charles E. Hoffman	8-K	000-25271	10/6/04	10.2
10.13	Change in Control Agreement between Covad Communications Group, Inc. and James A. Kirkland	8-K	000-25271	10/6/04	10.5
10.14	Change in Control Agreement between Covad Communications Group, Inc. and David McMorrow	8-K	000-25271	10/6/04	10.7
10.15	Change in Control Agreement between Covad Communications Group, Inc. and Chris Dunn	8-K	001-32588	11/2/05	10.1
10.16	Indemnification Agreement between Covad Communications Group, Inc. and Chris Dunn	8-K	001-32588	11/2/05	10.2
10.17	Transition Agreement between Covad Communications Group, Inc. and Andrew Lockwood	8-K	001-32588	12/15/05	10.2
10.18	Covad Communications 2006 Bonus Plan	8-K	001-32588	3/8/06	10.1
10.19	Purchase Agreement, dated as of March 15, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	3/17/06	99.1
10.20	Security Agreement, dated as of March 29, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.2
10.21	Agreement for XGDSL Services, dated as of March 29, 2006, by and between Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.4
10.22	Loan and Security Agreement, dated as of April 13, 2006, between Covad Communications Group, Inc., Covad Communications Company and Silicon Valley Bank	8-K	001-32588	4/18/06	10.1
10.23	Indemnification Agreement between Covad Communications Group, Inc. and Robert Neumeister	8-K	001-32588	4/26/06	10.1

Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.24		Change in Control Agreement between Covad Communications Group, Inc. and Patrick Bennett	8-K	001-32588	8/1/06	10.1
10.25		Indemnification Agreement between Covad Communications Group, Inc. and Diana Leonard	8-K	001-32588	12/12/06	10.1
10.26		Covad Communications 2007 Executive Short Term Incentive Plan	8-K	001-32588	1/9/07	10.1
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (incorporated in the signature page herein)					X
31.1		Certification Pursuant to Rule 13a-14(a)					X
31.2		Certification Pursuant to Rule 13a-14(a)					X
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.