Form 10-Q
period 2007-03-31
COVAD COMMUNICATIONS GROUP INC
filed 2007-05-07
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
     As of April 30, 2007 there were 296,963,181 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Quarterly Period Ended March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar and share amounts are presented in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2007	2006
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,979	$46,279
Short-term investments in debt securities	19,983	15,793
Restricted cash and cash equivalents	17,176	19,578
Accounts receivable, net	31,145	31,151
Unbilled revenues	3,620	2,567
Inventories	3,519	3,602
Prepaid expenses and other current assets	5,092	4,979

Total current assets	115,514	123,949
Property and equipment, net	82,722	87,586
Collocation fees and other intangible assets, net	20,711	22,768
Goodwill	50,002	50,002
Deferred costs of service activation	24,938	24,268
Deferred debt issuance costs, net	3,363	3,823
Other long-term assets	2,342	912

Total assets	$299,592	$313,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$32,609	$34,189
Accrued compensation	12,116	14,539
Accrued collocation and network service fees	16,959	15,594
Accrued transaction-based taxes	7,754	7,754
Collateralized and other customer deposits	5,263	5,585
Unearned revenues	6,185	6,528
Loan payable to bank	6,100	6,100
Other accrued liabilities	10,182	11,381

Total current liabilities	97,168	101,670
Long-term debt	169,774	167,240
Unearned revenues	39,409	39,506
Other long-term liabilities	4,924	2,538

Total liabilities	311,275	310,954

Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 590,000 shares authorized; 296,944 shares issued and outstanding at March 31, 2007 (296,877 shares issued and outstanding at December 31, 2006)	297	297
Common stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	1,734,602	1,734,124
Accumulated other comprehensive income	4	3
Accumulated deficit	(1,746,586)	(1,732,070)

Total stockholders’ equity (deficit)	(11,683)	2,354

Total liabilities and stockholders’ equity (deficit)	$299,592	$313,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues, net	$120,150	$117,751
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	87,995	79,937
Selling, general and administrative	31,334	34,965
Depreciation and amortization of property and equipment	11,010	8,648
Amortization of collocation fees and other intangible assets	2,349	2,400
Provision for restructuring and post-employment benefits	—	763

Total operating expenses	132,688	126,713

Loss from operations	(12,538)	(8,962)

Other income (expense):
Interest income	816	977
Interest expense	(2,829)	(1,322)
Miscellaneous income, net	35	27

Other expense, net	(1,978)	(318)

Net loss	$(14,516)	$(9,280)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Weighted-average number of common shares outstanding used in computing basic and diluted per share amounts	296,926	276,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts are presented in thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating Activities:
Net loss	$(14,516)	$(9,280)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts, net	215	59
Depreciation and amortization	13,359	11,048
(Gain) loss on disposition of property and equipment	8	(2)
Stock-based compensation expense	431	681
Amortization of deferred customer incentives	190	189
Amortization of deferred debt issuance costs	460	284
Accretion of interest on investments, net	(86)	(86)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	(209)	(1,282)
Unbilled revenues	(1,053)	(614)
Inventories	83	1,124
Prepaid expenses and other current assets	(113)	(1,725)
Deferred costs of service activation	(670)	922
Other long-term assets	(1,627)	—
Accounts payable	1,496	4,278
Collateralized and other customer deposits	(322)	(6,176)
Other liabilities	3,008	206
Unearned revenues	(440)	(3,760)

Net cash provided by (used in) operating activities	214	(4,134)

Investing Activities:
Restricted cash and cash equivalents, net	2,402	(49,807)
Purchase of short-term investments in debt securities	(11,553)	(6,176)
Maturities of short-term investments in debt securities	7,450	12,250
Purchase of property and equipment	(9,230)	(3,423)
Proceeds from sale of property and equipment	—	2
Payment of collocation fees and purchase of other intangible assets	(292)	(329)
Payment in connection with business and asset acquisitions, net of cash acquired	(177)	(3,187)
Other long-term assets	7	(136)

Net cash used in investing activities	(11,393)	(50,806)

Financing Activities:
Proceeds from the issuance of senior secured note, net of issuance costs	—	38,469
Proceeds from utilization of credit facility	6,100	—
Principal payments on credit facility	(6,100)	—
Principal payment of long-term debt	—	(17)
Principal payments under capital lease obligations	(168)	(159)
Proceeds from the issuance of common stock, net of issuance costs	47	11,112

Net cash provided by (used in) financing activities	(121)	49,405

Net decrease in cash and cash equivalents	(11,300)	(5,535)
Cash and cash equivalents at beginning of period	46,279	84,291

Cash and cash equivalents at end of period	$34,979	$78,756

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,957	$1,905

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Interest obligation settled with the issuance of additional convertible long-term notes	$2,534	$—

Equipment purchased through capital leases	$1,201	$—

Common stock issued for acquisition of business	$—	$16,314

Unpaid equipment purchases	$4,298	$3,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements of the Company have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The Company has incurred losses and negative cash flows from operations for the last several years and has an accumulated deficit of $1,746,586 as of March 31, 2007. For the three months ended March 31, 2007, the Company recorded a net loss of $14,516 and cash flow from operations of $214. As of March 31, 2007, the Company had $34,979 in cash and cash equivalents, $19,983 in short-term investments, and $17,176 in restricted cash and cash equivalents. The sum of these balances amounted to $72,138. Over the last two years, the Company reduced its total workforce by approximately 19% and incurred expenditures to automate several of its business processes to improve its cost structure. In addition, as described in Note 5 — “Long-Term Debt,” the Company obtained a $50,000 revolving credit facility from a bank in April 2006, which was renewed in April 2007. As a result of these actions the Company expects it will have sufficient liquidity to fund its operations at least through March 31, 2008. However, adverse business, legal, regulatory or legislative developments may require the Company to raise additional capital, obtain additional funds from debt financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and the Company is unable to raise additional capital or obtain additional liquidity, then the Company’s financial condition will be adversely affected.
     The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the footnotes required by GAAP for complete financial statements.
     All information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Use of Estimates
     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) reorganization and restructuring liabilities, (iv) useful life assignments and impairment evaluations associated with property and equipment and intangible assets, (v) anticipated outcomes of legal proceedings and other disputes, (vi) transaction-based tax and employment-related tax liabilities, (vii) valuation allowances associated with deferred tax assets, (viii) assumptions used for estimating stock-based compensation, and (ix) expenditures for market development funds (“MDF”).

     During the three months ended March 31, 2007, the Company reduced its estimated liabilities for transaction-based taxes as a result of the expiration of the statute of limitations for the corresponding tax returns. This change in accounting estimates decreased the Company’s cost of sales and its net loss by $234, or $0.00 per share, for the three months ended March 31, 2007.
     During the three months ended March 31, 2006, the Company reduced its estimated liabilities for transaction-based taxes as a result of the expiration of the statute of limitations for the corresponding tax returns. These changes in accounting estimates decreased the Company’s cost of sales and its net loss by $858, or $0.00 per share.
Restricted Cash and Cash Equivalents
     As of March 31, 2007 and December 31, 2006, the Company held $17,176 and $19,578, respectively, in money market securities and mutual funds, which are classified as restricted cash. These funds primarily relate to the remaining portion of the $50,000 that the Company received in March 2006 as a result of a strategic agreement with EarthLink, Inc. (“EarthLink”), as described in Note 5 — “Long-Term Debt.” Under the terms and conditions of the agreement with EarthLink, the proceeds received were to be used for various expenditures to enable the Company to deploy and offer line-powered voice access (“LPVA”) services, accordingly, such proceeds are classified as restricted cash. As the Company pays for expenditures related to this agreement, the Company will continue to reduce the balance of the restricted cash accordingly.
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
     On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb, Inc. (“NextWeb”), as described in Note 9 — “Business Acquisition.” The Company integrated and manages the NextWeb business within its Direct segment. Accordingly, the recorded goodwill from the acquisition of NextWeb was allocated to the Company’s Direct segment for purposes of testing for impairment.
     As of March 31, 2007 and December 31, 2006 the $50,002 balance of goodwill in the Company’s condensed consolidated balance sheets was allocated to the Direct segment.

Collateralized and Other Customer Deposits
     In December 2001, the Company entered into a 10-year resale agreement with AT&T, Inc. (“AT&T”), formerly SBC Communications, Inc. (“SBC”), under which AT&T, its affiliates or special agents may resell the Company’s digital subscriber line (“DSL”) services. As part of the resale agreement, AT&T made a $75,000 non-interest-bearing prepayment, which was collateralized by substantially all of the Company’s domestic assets. On April 12, 2006, the Company redeemed the above described collateralized customer deposit liability with AT&T. The Company paid AT&T $33,538, which was $1,765 less than the carrying amount of such liability. As a result of the redemption, the collateralized customer deposit liability has been terminated, and AT&T has relinquished its related liens on the Company’s assets. In addition, several agreements, not including the resale agreement, between the Company and AT&T, have also been terminated, subject to certain obligations and provisions, which survive termination of the agreements. The above described discount was recorded as unearned revenue and is being amortized through April 2007, which corresponds with the remaining contractual utilization period of the prepayment.
     On May 27, 2005, the Company entered into a strategic agreement with EarthLink to develop and deploy the Company’s LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company agreed to use exclusively for expenditures related to the development and deployment of its LPVA services. Consequently, the Company classified the unused cash balance of the prepayment as restricted cash and cash equivalents. As of December 31, 2006 and March 31, 2007, proceeds associated with this prepayment were fully utilized towards expenditures related to the provision of the LPVA services. The Company categorizes a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. As of March 31, 2007, the remaining amount of the prepayment is classified as a current liability in collateralized and other customer deposits. As the Company provides the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold during this period may be greater or less than this estimated amount.
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
Net Loss Per Share
     Basic net loss per share amounts are computed by using the weighted-average number of shares of the Company’s common stock outstanding during the period, less the weighted-average number of common shares subject to repurchase.
     Diluted net loss per share amounts are computed in the same manner as basic net loss per share amounts, except that the weighted-average number of common shares outstanding computed for basic net loss per share is increased by the weighted-average number of common shares resulting from the (i) purchase of shares under the Company’s employee stock purchase program, and exercise of stock options and warrants using the treasury stock method, and (ii) conversion of convertible debt instruments. Equity instruments are excluded from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments would be dilutive to net loss per share. In applying the treasury stock method for dilutive stock-based compensation arrangements, the assumed proceeds are computed as the sum of (i) the amount, if any, the employee must pay upon exercise, (ii) the amounts of compensation cost attributed to future services and not yet recognized, and (iii) the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options. In addition, in computing the dilutive effect of convertible securities, net loss is adjusted to add back the after-tax amount of interest expensed in the period associated with any convertible debt.

     The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share amounts presented in the accompanying condensed consolidated statements of operations:

	Three months ended March 31,
	2007	2006
Weighted-average shares of common stock outstanding	296,926	276,498
Less weighted-average shares of common stock subject to repurchase	—	10

Weighted-average common shares used in computing basic and dilutive net loss per share amounts	296,926	276,488

     For the three months ended March 31, 2007 and 2006, the weighted-average number of common shares outstanding used in the computations of diluted loss per share is the same as basic because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of convertible debentures and notes is not dilutive.
     As stated above, the Company excludes equity instruments from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments would be dilutive to net loss per share. Accordingly, certain equity instruments have been excluded from the calculation of diluted weighted-average shares. The type and number of these equity instruments that were excluded from the computation of diluted net loss per share were as follows:

	Three months ended March 31,
	2007	2006
Stock options	25,746	25,123
Options under employee stock purchase plan	1,005	1,598
Warrants	6,514	6,514
Common shares issuable under the assumed conversion of convertible debentures and notes	63,452	60,885
Comprehensive Loss
     Components of the Company’s comprehensive loss for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
	2007	2006
Net loss	$(14,516)	$(9,280)
Unrealized gains on available-for-sale securities	1	7

Comprehensive loss	$(14,515)	$(9,273)

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Prior to SFAS No.157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the effect that SFAS No. 157 will have on its financial statements upon adoption of the Statement.
     In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Federal Universal Service Fund (“FUSF”) contributions and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records transaction-based taxes on a net basis, except for the FUSF charges billed to customers, in its consolidated statements of operations. The Company adopted EITF 06-3 on January 1, 2007 and such adoption did not have a significant impact to its financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and such adoption did not have a significant impact to its financial statements.
Risks and Uncertainties
     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:
•	changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action including, but not limited to, changes that affect the continued availability of the unbundled network elements of the local exchange carriers’ networks and the costs associated therewith;

•	the Company’s dependence on the availability and functionality of the networks of the incumbent local exchange carriers;

•	ability to generate cash flows or obtain adequate financing;

•	increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry; and

•	adverse determinations in certain litigation matters.
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

     Revenues earned for which the Company has not billed the customer are recorded as “Unbilled revenues” in the Company’s condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are FUSF charges billed to customers aggregating $1,819 and $1,690 for the three months ended March 31, 2007 and 2006, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues with corresponding amounts included in cost of sales.
     The Company recognizes up-front fees associated with service activation, which includes set-up fees and revenue from sales of CPE, using the straight-line method, over the expected term of the customer relationships, which ranges from 24 to 48 months. The Company includes revenue from sales of CPE and the set-up fees for service activation as up-front fees because neither is considered a separate unit of accounting. The Company treats the incremental direct costs of service activation, which consist principally of CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts that are no greater than the aggregate up-front fees that are deferred. These deferred incremental direct costs are amortized to operations using the straight-line method over a range of 24 to 48 months.
     The Company has billing disputes with some of its customers. These disputes arise in the ordinary course of business in the telecommunications industry and their impact on the Company’s accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if the end-user terminates service within 30 days of service activation. Accordingly, the Company maintains allowances, through charges to revenues, based on the Company’s estimates of (i) the ultimate resolution of the disputes and (ii) future service cancellations. The allowances for service credits and bad debt are calculated generally as a percentage, based on historical trends, of balances that meet certain criteria plus specific reserves for known disputes. As stated above, revenues from financially distressed customers are recognized when cash for the services to those customers is collected but only after the collection of all previous outstanding accounts receivable balances. Upon determining that a customer is financially distressed, the Company establishes an allowance, through a charge to bad debt expense (included in selling, general and administrative expenses in the condensed consolidated statements of operations), based on such customer’s outstanding balance.
     Accounts receivable consisted of the following:

	March 31, 2007	December 31, 2006
Gross accounts receivable	$34,363	$34,123
Allowance for service credits	(2,796)	(2,729)
Allowance for bad debt	(422)	(243)

Accounts receivable, net	$31,145	$31,151

Significant Customers
     For the three months ended March 31, 2007 and 2006, the Company’s 30 largest wholesale customers, in each such period, collectively accounted for 90.7% and 89.8%, respectively, of the Company’s total wholesale net revenues, and 57.9% and 61.8%, respectively, of the Company’s total net revenues. As of March 31, 2007 and December 31, 2006, receivables from these customers collectively accounted for 53.5% and 53.1%, respectively, of the Company’s gross accounts receivable balance.
     For the three months ended March 31, 2007 and 2006, two of the Company’s wholesale customers, AT&T and EarthLink, individually accounted for more than 10% of the Company’s total net revenues. AT&T accounted for 13.2% and 14.7% of the Company’s total net revenues for the three months ended March 31, 2007 and 2006, respectively. EarthLink accounted for 10.9% and 12.1% of the Company’s total net revenues for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, accounts receivable from AT&T individually accounted for 12.2% and 10.5%, respectively, of the Company’s gross accounts receivables. As of March 31, 2007 and December 31, 2006, accounts receivable from EarthLink individually accounted for 14.2% and 12.8%, respectively, of the Company’s gross accounts receivables. No other individual customer accounted for more than 10% of the Company’s total net revenues for the three months ended March 31, 2007 and 2006.

Wholesaler Financial Difficulties
     During the three months ended March 31, 2007 and 2006, the Company issued billings to its financially distressed customers aggregating $532 and $629, respectively, which were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $492 and $701 during the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, revenues from customers that filed for bankruptcy accounted for approximately 0.0% and 0.2%, respectively, of the Company’s total net revenues. As of March 31, 2007 and December 31, 2006, the Company had contractual receivables from its financially distressed customers totaling $505 and $470, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates.
     The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to March 31, 2007, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of March 31, 2007, that the Company believes may be at risk of becoming financially distressed. For the three months ended March 31, 2007 and 2006, revenues from these customers collectively accounted for approximately 1.8% and 12.1%, respectively, of the Company’s total net revenues. As of March 31, 2007 and December 31, 2006, receivables from these customers collectively accounted for 1.5% and 1.4%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to March 31, 2007, revenues from such customers will only be recognized when cash is collected, as described above.
3. Warrants
     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares at $0.94 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive in 2003 and was recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believed that future revenues from AT&T would exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 152%; and a risk-free interest rate of 3.36%. None of these warrants had been exercised or had expired as of March 31, 2007. Such warrants were fully amortized as of December 31, 2006.
     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase shares of the Company’s common stock as follows: 1,500 shares at $1.06 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 156%; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive in 2002 and was recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants had been exercised or had expired as of March 31, 2007. As of March 31, 2007 and December 31, 2006 the unamortized amount of the warrants was $316 and $506, respectively.

     Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of March 31, 2007. Such warrants are exercisable at purchase prices ranging from $0.01 to $2.13 per share and are fully vested as of March 31, 2007. Unless exercised, all such warrants will expire during periods ending between October 2007 and March 2008.
     The Company recorded amortization on the above described warrants in the amount of $190 for each of the three month periods ended March 31, 2007 and 2006.
4. Restructuring and Post-Employment Benefits
Reduction in Force
     The Company reduced its workforce during the three months ended March 31, 2006 by approximately 18 employees, which represented approximately 1.7% of the Company’s workforce. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force during the three months ended March 31, 2006, the Company recorded employee severance benefits of $763. During the three months ended March 31, 2006, the Company paid severance benefits of approximately $381. The remainder amount of severance has been fully paid as of March 31, 2007. The expenses associated with these reductions in force for the three months ended March 31, 2006 were all related to the Company’s Corporate Operations. The Company did not incur similar expenses during the three months ended March 31, 2007.
5. Long-Term Debt
12% Senior Secured Convertible Notes
     On March 15, 2006, the Company entered into a strategic agreement with EarthLink to further build and deploy the Company’s LPVA services. The transaction contemplated by such agreement was consummated on March 29, 2006. In conjunction with the agreement, the Company received from EarthLink (i) $10,000 in exchange for 6,135 shares of the Company’s common stock, and (ii) $40,000 in exchange for a 12% senior secured convertible note (“Note”). Principal on the Note is payable on March 15, 2011. EarthLink may require the Company to accelerate its repayment of the remaining principal amount of the Note in certain circumstances, such as if the Company undergoes a change in control or fails to meet specific service obligations to EarthLink. As of March 31, 2007, the Company was in compliance with such agreement. Interest on the Note is payable on March 15 and September 15 of each year, which commenced on September 15, 2006, and may be paid in cash or in additional notes of the Company, identical to and of the same series as the Note. The Note (i) is a general secured obligation of the Company, (ii) is collateralized by certain property, plant and equipment purchased with the proceeds of the Note pursuant to the terms of a security agreement entered into between the Company and EarthLink, (iii) will rank without partiality in right of payment with all existing and future secured, unsubordinated indebtedness of the Company, and (iv) will be senior in right of payment to all unsecured indebtedness and subordinated indebtedness of the Company.
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
     On September 15, 2006, the Company settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to $2,240. As permitted by the Note, the Company settled the interest due by issuing an additional note with the same terms as the original note. Similarly, on March 15, 2007, the Company settled the semi-annual interest payment obligation of $2,534 on the convertible notes by issuing an additional note with the same terms as the original note.
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
Line of Credit
     On April 13, 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At the Company’s option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins. On April 20, 2007 the Company extended the maturity date of the Loan Agreement to April 19, 2009. As collateral for the loan under the Loan Agreement, the Company has granted security interests in substantially all of its real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. The Company has also provided a negative pledge on its intellectual property. As of March 31, 2007 and December 31, 2006, the Company issued irrevocable letters of credit aggregating $3,796 under this loan in favor of lessors of equipment and facilities and certain vendors. As of March 31, 2007 and December 31, 2006, the Company had an outstanding principal balance of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of the Company’s eligible accounts receivable and cash. As of March 31, 2007, the Company had $34,791 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.
     The Loan Agreement imposes various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in a new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $35,000 per year for 2007 and 2008, subject to certain exceptions, such as capital expenditures that are related to the agreement with a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement requires the Company to maintain specified liquidity ratios and tangible net worth levels. As of March 31, 2007, the Company was in compliance with the above described limitations, covenants and conditions of the line of credit. The terms of the Loan Agreement were amended on April 20, 2007, as further described in Note 12, “Subsequent Events.”
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
Other Contingencies
     As of March 31, 2007, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position, results of operations or cash flows.
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
     The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 in 2003. In each of 2006, 2005 and 2004, the Company determined that it did not owe portions of this tax, in the amounts of approximately $2,103, $419 and $3,079, respectively, as a result of the expiration of the statute of limitations, and consequently, the Company released these amounts as a benefit to operations. It is the Company’s opinion that the remaining liability will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations or cash flows.

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
7. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. As a result of the adoption, the Company’s net loss for the three months ended March 31, 2007 and 2006 includes $425 ($0.00 per share), and $664 ($0.00 per share), respectively, of stock-based compensation, of which $401 and $325, respectively, relates to the Company’s employee stock option plans, and $24 and $339, respectively, relates to the Company’s employee stock purchase plan. For the three months ended March 31, 2007 and 2006, $172 and $274, respectively, of the total stock-based compensation was recorded in cost of sales and $253 and $390, respectively, in selling, general and administrative expenses. The Company did not recognize and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards. The Company did not capitalize any portion of its stock-based compensation cost for the three months ended March 31, 2007 and 2006.
     During the three months ended March 31, 2007 and 2006, the Company granted approximately 3,341 and 3,232, respectively, stock options with an estimated total grant-date fair value of $2,208 and $2,658, respectively. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $697 and $553, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $0.66 and $0.82, respectively. As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options, adjusted for forfeitures, was approximately $4,410 and will be recognized over an estimated weighted-average amortization period of 3.27 years.
     During the three months ended March 31, 2007 and 2006, the Company granted approximately 1,005 and 1,598, respectively, stock options under the Company’s 2003 Employee Stock Purchase Plan (“2003 ESPP”) with an estimated total grant-date fair value of $422 and $678, respectively. The weighted-average grant-date fair value of options under the Company’s 2003 ESPP granted during the three months ended March 31, 2007 and 2006 was $0.42 and $0.32 per share, respectively. As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to the 2003 ESPP was $211 and will be recognized over an estimated weighted-average amortization period of three months.
     The Company estimates the fair value of stock options using a Black-Scholes valuation model. SFAS 123R allows the use of option pricing models that were not necessarily developed for use in valuing employee stock options. Option valuation models, such as the Black-Scholes option-pricing model, were developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of the options was determined using historical data for options exercised, cancelled after vesting and outstanding. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock over a period equal to the expected life of the option. The forfeiture rate was determined using historical pre-vesting cancellation data for all options issued after 2001.

     The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
Expected life of options in years	3.5	3.5	0.5	0.5
Volatility	68.80%	86.80%	52.30%	77.30%
Risk-free interest rate	4.51%	4.69%	5.08%	4.80%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
     The following table summarizes stock option activity for the three months ended March 31, 2007:

	Number of Shares of	Option Price per	Weighted-Average
	Common Stock	Share	Exercise Price
Balance as of December 31, 2006	23,082	$0.350 - $149.79	$4.31
Granted	3,341	$1.190 - $1.360	$1.20
Exercised	(67)	$0.560 - $1.280	$0.71
Cancelled, expired and forfeited	(610)	$0.360 - $63.333	$5.12

Balance as of March 31, 2007	25,746	$0.350 - $149.79	$3.90

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
     The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. The Company’s wholesale segment, or Wholesale, is a provider of high-speed connectivity services to ISPs and enterprise and telecommunications carrier customers. The Company’s direct segment, or Direct, is a provider of VoIP, high-speed connectivity, Internet access, fixed wireless broadband and other services to individuals, small and medium-sized businesses, corporations and other organizations. All other business operations and activities of the Company are reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and other non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.
     The Company’s business segments’ operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to its customers. The Company’s business segments’ network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, CPE and equipment maintenance. Operating expenses also include labor and related non-labor expenses for customer care, dispatch, and repair and installation activities and restructuring charges. The Company allocates network costs to its business segments based on their consumption of circuit or equipment capacity. The Company allocates end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. CPE cost is directly assigned to a business segment based on the number of installations performed by such segment. The Company allocates labor costs from operations to its business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. The Company allocates employee compensation for its sales forces directly to the business segments based on the customers it sells to and serves. The Company allocates advertising and promotions to the business segments primarily based on the target customers for such advertising and promotions.

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
     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three months ended March 31, 2007 and 2006 are as follows:

			Total	Corporate	Consolidated
As of and for the three months ended March 31, 2007:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$76,751	$43,399	$120,150	$—	$120,150
Cost of sales (exclusive of depreciation and amortization)	47,600	25,900	73,500	14,495	87,995
Selling, general and administrative	2,062	8,780	10,842	20,492	31,334
Depreciation and amortization	—	—	—	13,359	13,359
Income (loss) from operations	27,089	8,719	35,808	(48,346)	(12,538)
Other expense, net	—	—	—	(1,978)	(1,978)
Net income (loss)	$27,089	$8,719	$35,808	$(50,324)	$(14,516)
Total assets	$37,303	$22,400	$59,703	$239,889	$299,592

			Total	Corporate	Consolidated
As of and for the three months ended March 31, 2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$81,084	$36,667	$117,751	$—	$117,751
Cost of sales (exclusive of depreciation and amortization)	46,234	22,291	68,525	11,412	79,937
Selling, general and administrative	2,229	10,403	12,632	22,333	34,965
Depreciation and amortization	—	—	—	11,048	11,048
Provision for restructuring and post-employment benefits	—	—	—	763	763
Income (loss) from operations	32,621	3,973	36,594	(45,556)	(8,962)
Other expense, net	—	—	—	(318)	(318)
Net income (loss)	$32,621	$3,973	$36,594	$(45,874)	$(9,280)
Total assets	$38,700	$20,578	$59,278	$300,636	$359,914

			Total	Corporate	Consolidated
As of December 31, 2006:	Wholesale	Direct	Segments	Operations	Total
Total assets	$35,795	$22,191	$57,986	$255,322	$313,308
9. Business Acquisition
     On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb, a California corporation based in Fremont, California. NextWeb utilizes licensed and unlicensed fixed wireless technology to deliver business-class fixed wireless broadband services to small and medium-sized businesses. Through NextWeb, the Company currently provides service to approximately 3,497 business customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas.
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
     The Company accounted for the acquisition of NextWeb using the purchase method of accounting. Accordingly, the Company’s condensed consolidated financial statements as of March 31, 2007 and 2006, and for the three months then ended, include the results of operations of NextWeb after the date of acquisition. The Company valued the common shares issued, for accounting purposes, at $1.06 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, October 4, 2005. All of the NextWeb stock options and warrants were vested and exercised before the acquisition. Consequently, there were no outstanding NextWeb stock options and warrants assumed in connection with the merger. Direct acquisition costs were included as elements of the total purchase cost.
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
     The customer relationships were valued using an income approach, which projects the associated revenues, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. Through March 31, 2007, this intangible asset was being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships. Goodwill was determined based on the residual difference between the purchase cost and the value assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company tests for impairment of these assets on at least an annual basis.
     Pro-forma financial information, as if the acquisition of NextWeb had occurred at the beginning of the period presented, is not included as the Company determined that such information is not material to the Company’s consolidated revenues and net loss.

     As part of the acquisition of NextWeb, the Company issued an aggregate of 706 shares to several employees and former employees of NextWeb pursuant to NextWeb’s bonus plan. The Company valued these shares at $750, based on the fair value of the shares issued as described above.
10. Related Party Transactions
     The Company is a minority shareholder of Certive Corporation (“Certive”). The Company’s chairman of the board of directors, Charles McMinn, is also a significant stockholder of Certive.
     A member of the Company’s board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $44 and $61 during the three months ended March 31, 2007 and 2006, respectively. Accounts receivables from TelePacific were $14 and $15 as of March 31, 2007 and December 31, 2006, respectively. In August 2006, TelePacific acquired mPower Communications (“mPower”), which is also one of the Company’s vendors. The Company paid $192 to mPower during the three months ended March 31, 2007. No payments were made to mPower during the three months ended March 31, 2006. Accounts payable to mPower were $51 as of December 31, 2006. There were no accounts payable to mPower as of March 31, 2007.
     L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $772 to BEA during the three months ended March 31, 2006. There were no payments made to BEA during the three months ended March 31, 2007. Accounts payable to BEA were $93 as of March 31, 2007. No amounts were owed to BEA as of December 31, 2006.
     Charles Hoffman, the Company’s CEO, is a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company did not make any payments to Chordiant during the three months ended March 31, 2007 and 2006. Accounts payable to Chordiant were $17 as of March 31, 2007. No amounts were due to Chordiant as of December 31, 2006. Charles Hoffman is also a director of Synchronoss Technologies, Inc. (“Synchronoss”), one of the Company’s vendors. The Company paid $14 to Synchronoss during the three months ended March 31, 2007. No payments were made to Synchronoss during the three months ended March 31, 2006. Accounts payable to Synchronoss were $8 and $11 as of March 31, 2007 and December 31, 2006, respectively.
11. Income Taxes
     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because it incurred net losses for the periods presented, or expect to incur net losses for the current year.
     Effective January 1, 2007 the Company adopted the provisions of FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Due to the Company’s significant taxable loss position and full valuation allowance against its net deferred tax assets the adoption of FIN 48 did not have an impact to its condensed consolidated financial statements. As of January 1, 2007 the Company had unrecognized net operating losses, which tax effected, would provide further tax benefits of approximately $273,000 which related to cancellation of debt and an alternative method of reducing tax attribute by the debt forgiveness gain as a result of the Company’s 2001 Chapter 11 bankruptcy proceedings. To the extent the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact to the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable. Additionally, the Company has not recognized any penalties and interest for unrecognized tax benefits as any resolution upon audit of the aforementioned tax position would not require payment of interest and penalties. However, if applicable, the Company’s policy is to recognize interest and penalties related to uncertain tax positions in its provision for income taxes.
     The Company is subject to taxation at the federal and various state levels. All of the Company’s tax years through 2006 are subject to examination by the tax authorities.
12. Subsequent Events
     Chris Dunn, the Company’s Executive Vice President and Chief Financial Officer, resigned from his position effective April 11, 2007. In order to help to ensure an orderly transition period, Mr. Dunn will continue in the Company’s employ until May 31, 2007. Effective as of April 11, 2007, Justin Spencer was appointed as the Company’s acting Chief Financial Officer, Vice President and Treasurer.
     On April 20, 2007, the Company entered into Amendment No. 2 to the Loan and Security Agreement with Silicon Valley Bank, or SVB. This Amendment extends the maturity date of the Loan Agreement to April 19, 2009. The Amendment also makes certain changes to the financial covenants in the Loan Agreement, including setting revised limits on the Company’s ability to make capital expenditures of $30,000 in 2006, $35,000 in 2007, and $35,000 in 2008, subject to certain exceptions. The Amendment also sets forth liquidity ratios and tangible net worth levels the Company must maintain.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2007. This discussion contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Our actual results could differ materially from those expressed in forward-looking statements for many reasons including, but not limited to, those discussed herein and in the “Risk Factors” section of our Annual Report on Form 10-K, which is contained in “Part I, Item 1, Business - Risk Factors,” of that report. We disclaim any obligation to update information contained in any forward-looking statement. See “Forward Looking Statements.”
(All dollar and share amounts are presented in thousands, except per share amounts)
Overview
     Our Business
     We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas in 44 states. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, fixed wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and T-1 technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local exchange carriers, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, AT&T, Inc. (formerly SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of March 31, 2007, we had approximately 514,300 broadband access end-users, 1,982 VoIP business customers with a combined total of approximately 3,353 VoIP sites, and 3,570 fixed wireless broadband subscribers.
     We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of March 31, 2007, Wholesale had approximately 439,700 DSL and T-1 lines in service, down from 478,400 lines as of March 31, 2006. The majority of our services are sold through our Wholesale segment.
     Our Direct segment sells VoIP, high-speed data connectivity, fixed wireless broadband, and related value-added services. We sell our business-grade VoIP services primarily through our Direct segment. We sell our Direct services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of March 31, 2007, Direct had approximately 74,600 DSL and T-1 lines in service, down from 78,500 lines as of March 31, 2006. In addition, Direct provided service to approximately 1,982 VoIP business customers and 3,570 fixed wireless broadband subscribers at the end of March 31, 2007.
     Our total lines in service as of March 31, 2007 decreased by 7.7% when compared to March 31, 2006 primarily as a result of a decrease in our consumer lines. However, our total business lines increased by 3.5% and our T-1 lines, which are typically higher revenue-producing lines, increased by 32.5%.
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
     We refer to these services as our Growth services. Our remaining services are comprised of consumer ADSL, business symmetric DSL, or SDSL, frame relay and high-capacity transport circuits. We refer to these services as our Legacy services. While we believe we are favorably positioned to take advantage of market opportunities for our Growth services, it is difficult to predict with a high degree of certainty our ability to grow our sales of these services, and whether our sales of these services will offset slowing sales of Legacy services.
     Given the facts above and the highly competitive, dynamic, and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:
     Efficient use of cash - We concluded the three months ended March 31, 2007 with cash and cash equivalents, short-term investments in debt securities, and restricted cash and cash equivalents of $72,138. This balance was comprised of $34,979 of cash and cash equivalents, $19,983 in short-term investments in debt securities, and $17,176 in restricted cash and cash equivalents. We continue to manage expenditures closely. Our ability to attain and sustain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue.
     Efficiently deliver broadband Internet access services - Our stand-alone DSL services continue to face intense competition. Our competitors are aggressively pricing their broadband services, often as part of a bundled service offering that includes voice and video services. We believe these market conditions place pricing pressure on us and our resellers, reduce the number of orders for our services, and cause a higher level of churn among our consumer end-users. For the three months ended March 31, 2007, we believe these conditions contributed to reductions of approximately 42,000 in our total number of consumer broadband end-users and approximately 300 in our total number of business broadband end-users from March 31, 2006.
     In January of 2006, EarthLink, Inc., or EarthLink, began a trial offer in three markets of a consumer-grade voice service deployed over our LPVA service. LPVA service is intended to compete with the consumer voice and data bundles offered by the RBOCs and the cable companies. In addition, on March 15, 2006, we entered into a strategic agreement with EarthLink to build and deploy our LPVA services in eight additional cities which is described in Note 5 – “Long-Term Debt” to our condensed consolidated financial statements. We completed our deployment of LPVA in these additional cities in the fourth quarter of 2006.
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

     Enter and maintain acceptable line-sharing terms with the RBOCs - We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 13.7% of our revenues from the sale of our line-shared services. Although the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to enter into and maintain long-term agreements with the RBOCs, like our agreements with AT&T, Verizon and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms. For example, we do not currently have a line-sharing agreement with BellSouth, which was recently acquired by AT&T.
     Expand and diversify our sources of revenue - We continue to take steps to improve our prospects for revenue growth. We continue our efforts to diversify our revenue sources by adding new services such as voice, fixed wireless broadband, LPVA and expanded on-premise customer services, as well as by adding new resellers.
     New market opportunities - We have recently developed several services, targeting both our wholesale and direct channels, which we believe will generate new revenues. For our direct channels, we continue to seek opportunities to enhance our existing services and offer additional services that are complementary to our broadband services, such as e-mail and web hosting. For wholesale channels, we have introduced Voice Optimized Access, or VOA, and LPVA. We believe that VOA is an ideal solution for companies that want to offer their VoIP solutions in connection with our services. LPVA is an alternative voice solution targeted at residential customers who want to purchase voice services from a provider other than their local telephone company, but want the convenience of maintaining existing inside wiring and telephones.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:
•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation, which includes set-up fees and revenue from customer premises equipment, or CPE, using the straight-line method, over the expected term of the customer relationship, which ranges from twenty-four to forty-eight months. We include revenue from sales of CPE and the set-up fees for service activation as up-front fees because neither is considered a separate unit of accounting. We treat the incremental direct costs of service activation, which consist principally of CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the aggregate up-front fees that are deferred. These deferred incremental direct costs are amortized to operations using the straight-line method over a range of twenty-four to forty-eight months.

•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.
•	We state our inventories at the lower of cost or market, determined using the “first-in, first-out” method. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.
•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.
•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded.
•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. We also have billing disputes with our telecommunication vendors that arise in the ordinary course of business. These disputes are primarily driven by the timing of implementation and interpretation of complex rate structures and the related agreements with these vendors in various states in which we operate. Upon receiving an actual credit or a firm commitment to issue the credit by the vendor, we record the recovery through an adjustment to cost of sales and the related liability. Estimated recoveries are recorded if there is a legal basis, otherwise such amounts are recorded when the actual credit or a firm commitment to issue a credit is received from the vendor. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position, results of operations or cash flows.
•	We perform on-going research and analysis of the applicability of transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which we do business and transaction-based tax experts to determine the extent of our transaction-based tax liabilities. In addition, we continue to analyze the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. It is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.
•	We record post-employment benefits which primarily consist of our severance plans. These plans are primarily designed to provide severance benefits to our eligible employees whose employment is terminated in connection with reductions in our workforce. We do not accrue for this employee benefit, other than for individuals that have been notified of termination, because we cannot reasonably determine the probability or the amount of such payments.
•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.
•	Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment” , or SFAS 123R. Accordingly, we account for stock-based awards exchanged for employee services based on the fair value of the award. We measure the stock-based compensation cost at the grant-date and recognize such cost over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SEC’s Staff Accounting Bulletin No. 107, or SAB 107, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). We determine the expected life of the options using historical data for options exercised, cancelled after vesting and outstanding. We determine the expected stock price volatility assumption using historical volatility of our common stock over a period equal to the expected life of the option. These assumptions are consistent with our estimates prior the adoption of SFAS 123R. We determine the forfeiture rate using historical pre-vesting cancellation data for all options issued after 2001. Determining assumptions, such as expected term, expected volatility and expected forfeiture rates, requires significant judgment. Changes in those assumptions could materially impact reported results in future periods.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to SFAS No. 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the effect that SFAS No. 157 will have on our consolidated financial statements upon adoption of the Statement.
     In June 2006, the FASB ratified the consensus on Emerging Issues Task Force, or EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Federal Universal Service Fund, or FUSF, contributions and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record transaction-based taxes on a net basis, except for the FUSF charges billed to customers, in our consolidated statements of operations. We adopted EITF 06-3 on January 1, 2007 and such adoption did not have a significant impact to our financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal reporting periods beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and such adoption did not have a significant impact to our financial statements.
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
Results of Operations For The Three months Ended March 31, 2007 and 2006
Revenues, net
     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP and fixed wireless broadband services, and monthly subscription billings for high-capacity T-1 circuits sold to our wholesale customers. Because we do not recognize revenues from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three months ended March 31, 2007 and 2006 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our net revenues also include a ratable portion of service activation fees and revenue from equipment sales for which the up-front billings are deferred and recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing and service disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.
     Our net revenues of $120,150 for the three months ended March 31, 2007 increased by $2,399, or 2.0%, over our net revenues of $117,751 for the three months ended March 31, 2006. This increase was attributable to a $9,780 increase in broadband revenues primarily as a result of higher sales from our Growth services, a $3,801 increase in VoIP revenues primarily as a result of adding customers and stations, and a $2,008 increase in wireless broadband revenues as a result of the acquisitions of NextWeb in February 2006 and DataFlo in November 2006. These increases were offset by decreases in broadband revenues primarily as a result of an $8,481 decrease in sales as a result of having fewer subscribers for our Legacy services and $2,535 due to lower selling prices. In addition, net revenues decreased by $2,174 because during the three months ended March 31, 2006, we sold a software license related to our operational and support system software and we did not have a similar sale of software during the three months ended March 31, 2007. At this time we do not anticipate additional revenue from sales of our software.
     We expect to continue to experience increases in net revenues from the sales of our Growth services, primarily T-1 broadband access, VoIP, and fixed wireless services. We also expect to continue to experience competitive pricing pressure on our current Legacy services. As a result, we expect to continue to experience high levels of customer service terminations, particularly in our stand-alone DSL services, which may be greater than the number of new activations. We also expect customer rebates and incentives to continue to be an element of our sales and marketing programs and we also may reduce our prices in order to respond to competitive market conditions. It is possible that these conditions will cause our revenues to decline in future periods if we do not generate enough new sales from our Growth services.
     Segment Revenues and Significant Customers
     Our segment net revenues were as follows:

	Three months ended March 31,
	2007	2006
Wholesale	$76,751	$81,084
Percent of net revenues	63.9%	68.9%
Direct	$43,399	$36,667
Percent of net revenues	36.1%	31.1%
     Our Wholesale net revenues for the three months ended March 31, 2007 decreased by $4,333, or 5.3%, when compared to the three months ended March 31, 2006. This decrease was attributable to a $6,871 decrease in sales as a result of having fewer subscribers for our Legacy services and $1,495 due to lower selling prices. In addition, our net revenues decreased by $2,174 because during the three months ended March 31, 2006, we sold a software license related to our operational and support system software and we did not have a similar sale of software during the three months ended March 31, 2007. These decreases were offset by a $6,208 increase in broadband revenues primarily as a result of higher sales from our Growth services. Our Direct net revenues for the three months ended March 31, 2007 increased by $6,732, or 18.4%, when compared to the three months ended March 31, 2006. This increase was attributable to a $3,801 increase in VoIP revenues as a result of adding customers and stations, a $3,571 increase in broadband revenues as a result of higher sales from our Growth services, and a $2,008 increase in wireless broadband revenues as a result of our acquisitions of NextWeb and DataFlo. These increases were partially offset by decreases in broadband revenues primarily as a result of a $1,611 decrease in sales as a result of having fewer subscribers for our Legacy services and $1,040 due to lower selling prices.

     As of March 31, 2007, we had approximately 411 wholesale customers. For the three months ended March 31, 2007 and 2006, our 30 largest wholesale customers, in each such period, collectively accounted for 90.7% and 89.8%, respectively, of our total wholesale net revenues, and 57.9% and 61.8%, respectively, of our total net revenues. As of March 31, 2007 and December 31, 2006, receivables from these customers collectively accounted for 53.5% and 53.1%, respectively, of our gross accounts receivable balance.
     For the three months ended March 31, 2007 and 2006, two of our wholesale customers, AT&T and EarthLink, individually accounted for more than ten percent of our total net revenues. AT&T accounted for 13.2% and 14.7% of our total net revenues for the the three months ended March 31, 2007 and 2006, respectively. EarthLink accounted for 10.9% and 12.1% of our total net revenues for the the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, accounts receivable from AT&T individually accounted for 12.2% and 10.5%, respectively, of our gross accounts receivables. As of March 31, 2007 and December 31, 2006, accounts receivable from EarthLink individually accounted for 14.2% and 12.8%, respectively, of our gross accounts receivables. No other individual customer accounted for more than 10% of our total net revenues for the three months ended March 31, 2007 and 2006.
     On May 27, 2005, we entered into a strategic agreement with EarthLink to develop and deploy our LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which we agreed to use exclusively for expenditures related to the development and deployment of our LPVA services. Consequently, we classified the unused cash balance of the prepayment as restricted cash and cash equivalents. As of December 31, 2006 and March 31, 2007, proceeds associated with this prepayment were fully utilized towards expenditures related to the provision of the LPVA services. We categorize a portion of the prepayment liability as a current liability, based upon the amount of expected billings over the next twelve months, with the remainder classified as long-term. As of March 31, 2007, the remaining amount of the prepayment is classified as a current liability in collateralized and other customer deposits. As we provide the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with our revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to our condensed consolidated financial statements) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold during this period may be greater or less than this estimated amount.
     As of March 31, 2007, we had approximately 74,600 Direct end-users compared to approximately 78,500 as of March 31, 2006. As of March 31, 2007, we had 1,982 VoIP business customers with a combined total of approximately 3,353 sites utilizing our VoIP services as compared to 1,328 VoIP business customers with a combined total of approximately 2,170 sites as of March 31, 2006. As of March 31, 2007, we had approximately 3,570 fixed wireless broadband subscribers compared to approximately 2,904 as of March 31, 2006.
     Wholesaler Financial Difficulties
     We have identified certain of our customers who were essentially current in their payments for our services prior to March 31, 2007, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of March 31, 2007, that we believe may be at risk of becoming financially distressed. For the three months ended March 31, 2007 and 2006, revenues from these customers collectively accounted for approximately 1.8% and 12.1%, respectively, of our total net revenues. As of March 31, 2007 and December 31, 2006, receivables from these customers collectively accounted for 1.5% and 1.4% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to March 31, 2007, revenue from such customers will only be recognized when cash is collected, as described above.

Operating Expenses
     Operating expenses include cost of sales, selling, general and administrative expenses, provision for bad debts, depreciation and amortization of property and equipment, amortization of collocation fees and other intangibles, and provision for restructuring and post-employment benefits.
     Our total operating expenses were as follows:

	Three months ended March 31,
	2007	2006
Amount	$132,688	$126,713
Percent of net revenues	110.4%	107.6%
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office spaces, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.
     Our cost of sales was as follows:

	Three months ended March 31,
	2007	2006
Amount	$87,995	$79,937
Percent of net revenues	73.2%	67.9%
     Our cost of sales for the three months ended March 31, 2007 increased by $8,058, or 10.1%, when compared to the three months ended March 31, 2006. This increase was attributable to increases in network costs of $3,574, of which approximately $1,844 relates to costs associated with the deployment of our LPVA services, cost of equipment of $387, and labor and other related operating expenses of $3,162 as a result of the addition of broadband business, VoIP and fixed wireless subscribers to our network. In addition, our network costs for the three months ended March 31, 2007 increased by $1,073 as a result of regulatory rate adjustments to certain of our network elements and by $159 as a result of lower recoveries from billing disputes with our telecommunication vendors. These increases were partially offset by a $978 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives. During the three months ended March 31, 2007, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $234, or $0.00 per share, for the three months ended March 31, 2007. Further, during the three months ended March 31, 2006, we reduced our estimated liabilities for property taxes, primarily as a result of lower property tax valuations and actual tax assessments on our network assets. This change in accounting estimate decreased our cost of sales and our net loss by approximately $858, or $0.00 per share, for the three months ended March 31, 2006.
     We expect our cost of sales to increase in future periods as we anticipate we will add subscribers and services to our network. We also expect our network costs to increase as a result of the effect of the changes in the FCC rules released on February 4, 2005, which were upheld on June 16, 2006 by the United States Court of Appeals for the D.C. Circuit, regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. To offset some of the increased costs, we plan to continue to execute cost-saving programs and improve our efficiency in delivering our services.
     Our cost of sales was allocated as follows:

	Three months ended March 31,
	2007	2006
Wholesale Segment	$47,600	$46,234
Direct Segment	25,900	22,291
Corporate Operations	14,495	11,412

Total	$87,995	$79,937

     Our cost of sales for the Wholesale segment for the three months ended March 31, 2007 increased by $1,366, or 3.0%, when compared to the three months ended March 31, 2006. This increase was attributable to a $1,503 increase in labor and other operating expenses due to higher LPVA installations and an $880 increase in network costs due to regulatory rate adjustments and lower recoveries from billing disputes with our telecommunication vendors. These increases were offset by a $1,017 decrease in network costs as a result of lower maintenance fees. Our cost of sales for the Direct segment for the three months ended March 31, 2007 increased by $3,609, or 16.2%, when compared to the three months March 31, 2006. This increase was attributable to an increase in network costs of $2,210 and cost of equipment of $387 as a result of the addition of broadband business, VoIP and fixed wireless subscribers to our network, $502 due to regulatory rate adjustments and lower recoveries from billing disputes with our telecommunication vendors and $510 increase in labor and other operating expenses due to higher growth products installations. Our cost of sales for Corporate Operations for the three months ended March 31, 2007 increased by $3,083, or 27.0%, when compared to three months ended March 31, 2006. This increase was primarily attributable to a $2,231 increase in network costs and a $1,110 increase in labor and other operating expenses as a result of adding capacity to our network. These increases were partially offset by a $939 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost initiatives. During the three months ended March 31, 2007, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our Corporate Operations cost of sales by $234 for the three months ended March 31, 2007. During the three months ended March 31, 2006 we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our Corporate Operations cost of sales by approximately $858 for the three months ended March 31, 2006.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.
     Our selling, general and administrative expenses were as follows:

	Three months ended March 31,
	2007	2006
Amount	$31,334	$34,965
Percent of net revenues	26.1%	29.7%
     Our selling, general and administrative expenses for the three months ended March 31, 2007 decreased by $3,631, or 10.4%, when compared to our selling, general and administrative expenses for the three months ended March 31, 2006. This decrease was primarily attributable to a $1,156 decrease in marketing and related expenses, a $555 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $1,877 decrease in professional services primarily as a result of lower legal, consulting, contract labor and other services.
     We expect our total selling, general and administrative expenses to decrease in future periods primarily as a result of continuing cost reduction initiatives. We expect these benefits to reduce our selling, general and administrative expenses in 2007 when compared to 2006.
     Our selling, general and administrative expenses were allocated as follows:

	Three months ended March 31,
	2007	2006
Wholesale Segment	$2,062	$2,229
Direct Segment	8,780	10,403
Corporate Operations	20,492	22,333

Total	$31,334	$34,965

     Our selling, general and administrative expenses for the Wholesale segment for the three months ended March 31, 2007 decreased by $167, or 7.5%, when compared to the three months ended march 31, 2006. This decrease was primarily attributable to lower marketing expenses as a result of cost containment initiatives. Our selling, general and administrative expenses for the Direct segment for the three months ended March 31, 2007 decreased by $1,623 or 15.6%, when compared to the three months ended March 31, 2006. This decrease was attributable to a $1,097 decrease in marketing expenses, and a $526 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for the three months ended March 31, 2007 decreased by $1,841, or 8.2%, when compared to the three months ended March 31, 2006. This decrease was primarily attributable to lower professional services as a result of cost containment initiatives.
     Stock-Based Compensation
     As a result of adopting SFAS 123R, our net loss for the three months ended March 31, 2007 and 2006 includes a total of $425 ($0.00 per share) and $664 ($0.00 per share), respectively, of stock-based compensation. Of this total for the three months ended March 31, 2007 and 2006, $401 and $325, respectively, relates to the Company’s employee stock option plans, and $24 and $339, respectively, relates to the Company’s employee stock purchase plan. The total stock-based compensation for the three months ended March 31, 2007 and 2006 consisted of $172 and $274, respectively, in cost of sales, and $253 and $390, respectively, in selling, general and administrative expenses. We did not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. For the three months ended March 31, 2007 and 2006, we did not capitalize any portion of our stock-based compensation cost.
     Depreciation and Amortization
     Our depreciation and amortization of property and equipment, or depreciation, was $11,010 for the three months ended March 31, 2007 an increase of $2,362 over our depreciation of $8,648 for the three months ended March 31, 2006. The increase in depreciation resulted primarily from the deployment of new equipment in connection with our LPVA build out in 2006, offset by certain historical assets becoming fully depreciated.
     Our amortization of intangible assets, or amortization, was $2,349 for the three months ended March 31, 2007, a decrease of $51 over our amortization of $2,400 for the three months ended March 31, 2006. The decrease was primarily due to historical assets becoming fully amortized.
     We expect our depreciation and amortization to increase in 2007 when compared to 2006 primarily as a result of the deployment of new equipment in connection with our LPVA build out in 2006. We do not allocate depreciation and amortization expense to our business segments.
     Provision for Restructuring and Post-Employment Benefits
     We reduced our workforce during the three months ended March 31, 2006 by approximately 18, or 1.7%, employees. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, we recorded employee severance benefits of $763 for the three months ended March 31, 2006 in our Corporate Operations, which has been fully paid as of March 31, 2007. We did not incur similar expenses during the three months ended March 31, 2007. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods.
Other Expense
     Net Interest Expense
     Our net interest expense was $2,013 and $345 for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily attributable to the 12% senior secured convertible note issued in March 2006. Net interest expense for the three months ended March 31, 2007 consisted primarily of interest expense on our 3% convertible senior debentures due 2024 and our 12% senior secured convertible note issued in March 2006, less interest income earned on our cash, cash equivalents and short-term investments balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures, our 12% senior secured convertible notes, and our credit facility, partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.
Income Taxes
     Because we incurred operating losses during all periods presented, we made no provision for income taxes in any periods presented in the accompanying consolidated financial statements.
     Effective January 1, 2007 we adopted the provisions of FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Due to our significant taxable loss position and full valuation allowance against our net deferred tax assets the adoption of FIN 48 did not have an impact to our condensed consolidated financial statements. As of January 1, 2007 we had unrecognized net operating losses which when tax effected provide further tax benefits of approximately $273,000 which related to cancellation of debt and an alternative method of reducing tax attribute by the debt forgiveness gain as a result of our 2001 Chapter 11 bankruptcy proceedings. To the extent the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact to the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when we have already determined it is more likely than not that our deferred tax assets are realizable. Additionally, we have not recognized any penalties and interest for unrecognized tax benefits as any resolution upon audit of the aforementioned tax position would not require payment of interest and penalties. However, if applicable, our policy is to recognize interest and penalties related to uncertain tax positions in our provision for income taxes.
     We are subject to taxation at the federal and various state levels. All of our tax years through 2006 are subject to examination by the tax authorities.
Related Party Transactions
     We are a minority shareholder of Certive Corporation (“Certive”). Our chairman of the board of directors, Charles McMinn, is also a significant stockholder of Certive.
     A member of our board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of our resellers. We recognized revenues from TelePacific of $44 and $61 during the three months ended March 31, 2007 and 2006, respectively. Accounts receivables from TelePacific were $14 and $15 as of March 31, 2007 and December 31, 2006, respectively. In August 2006, TelePacific acquired mPower Communications (“mPower”), which is also one of our vendors. We paid $192 to mPower during the three months ended March 31, 2007. No payments were made to mPower during the three months ended March 31, 2006. Accounts payable to mPower were $51 as of December 31, 2006. There were no accounts payable to mPower as of March 31, 2007.
     L. Dale Crandall, another of our directors, is a director of BEA Systems (“BEA”), one of our vendors. We paid $772 to BEA during the three months ended March 31, 2006. There were no payments made to BEA during the three months ended March 31, 2007. Accounts payable to BEA were $93 as of March 31, 2007. No amounts were owed to BEA as of December 31, 2006. Charles Hoffman, our CEO, is a director of Chordiant Software (“Chordiant”), one of our vendors. We did not make any payments to Chordiant during the three months ended March 31, 2007 and 2006. Accounts payable to Chordiant were $17 as of March 31, 2007. No amounts were due to Chordiant as of December 31, 2006.

     Charles Hoffman is also a director of Synchronoss Technologies, Inc. (“Synchronoss”), one of our vendors. We paid $14 to Synchronoss during the three months ended March 31, 2007. No payments were made to Synchronoss during the three months ended March 31, 2006. Accounts payable to Synchronoss were $8 and $11 as of March 31, 2007 and December 31, 2006, respectively.
     We believe these transactions were negotiated on an arms-length basis with terms it believes are comparable to transactions that would likely be negotiated with unrelated parties.
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
     Our cash and cash equivalents balance for the three months ended March 31, 2007 decreased by $11,300. The change in cash and cash equivalents was as follows:

	Three months ended March 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$214	$(4,134)
Investing activities	(11,393)	(50,806)
Financing activities	(121)	49,405

Total	$(11,300)	$(5,535)

Operating Activities
     Net cash used in our operating activities for the three months ended March 31, 2007 decreased by $4,348 when compared to the three months ended March 31, 2006. This decrease was attributable to the change in our net loss, adjusted for non-cash and non-operating items, of $2,832. The net change in our operating assets and liabilities was primarily as a result of a $5,854 increase in collateralized and other customer deposits, a $1,073 decrease in accounts receivable due to the timing of receipts from our customers, a $1,612 decrease in prepaid expenses and other current assets due to the timing of payments to our vendors, and a $3,320 increase in our unearned revenues primarily due to the sale of a software license related to our operation and support systems, partially offset by a $1,041 increase in inventories, a $1,627 increase in other long-term assets, a $20 increase in our accounts payable and other liabilities primarily due to the timing of payments to our vendors, and an increase in deferred costs of $1,592.
     We expect our cash from operating activities to improve in 2007, primarily as a result of our anticipated growth in our net revenues and the effect of cost reduction initiatives to improve our operations which we initiated in 2006. In addition, in 2006 we redeemed $33,538 of our collateralized deposit liability with AT&T. We do not expect a similar redemption in 2007 as the collaterized deposit was repaid in 2006. These improvements will be partially offset by product, sales and marketing expenses which will primarily be used to promote our Growth services.
Investing Activities
     Our investing activities consist primarily of purchases, maturities and sales of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash used in our investing activities for the three months ended March 31, 2007 decreased by $39,413 when compared to the three months ended March 31, 2006. This decrease was primarily attributable to a $52,209 decrease in restricted cash and cash equivalents and $3,010 from the net cash effect of our acquisitions of NextWeb and DataFlo, partially offset by $10,177 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities, a $5,770 increase in equipment purchases primarily as a result of expansion of our LPVA services.

     We expect that in 2007 our expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks will be relatively lower than in recent periods while incremental, or “success-based”, expenditures related to the addition of subscribers in existing regions will be driven by the number of new subscribers that we add to our network.
Financing Activities
     Our financing activities consist primarily of proceeds from long-term debt, borrowings from our credit facility with SVB, the issuance of our common stock, including issuances under our employee stock-based compensation plans, and the repayment of long-term debt. Net cash provided by our financing activities for the three months ended March 31, 2007 decreased by $49,526 when compared to the three months ended March 31, 2006. This decrease was primarily attributable to the $38,469 in proceeds, net of transaction and issuance costs, received from the sale of a 12% senior secured convertible note to EarthLink in connection with the agreement for the expansion of our LPVA services (refer to Note 5, “Long-Term Debt,” to our consolidated Financial Statements for a description of the EarthLink transaction), a $11,065 decrease in proceeds from the issuance of our common stock to EarthLink in connection with the above mentioned agreement and from the exercise of employee stock options, and a $6,100 of proceeds from draws on our credit facility, partially offset by a $6,100 repayment of our credit facility. On March 15, 2007, we settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to $2,534. As permitted by the Note, we settled the interest due by issuing an additional note with the same terms as the original note.
     We expect that for 2007 our net cash from financing activities will be primarily related to borrowings under and repayments of the revolving line of credit that we entered into with SVB in April 2006, and the issuance of common stock under our employee stock-based compensation plans.
Liquidity
     We have incurred losses and negative cash flows from operations for the last several years and have an accumulated deficit of $1,746,586 as of March 31, 2007. For the three months ended March 31, 2007, we recorded a net loss of $14,516 and cash flow from operations of $214. As of March 31, 2007, we had $34,979 in cash and cash equivalents, $19,983 in short-term investments, and $17,176 in restricted cash and cash equivalents. The sum of these balances amounted to $72,138. Over the last two years, we reduced our total workforce by approximately 19% and incurred expenditures to automate several of our business processes to improve our cost structure. In addition, as described above, in April 2006 we obtained a $50,000 revolving credit facility with SVB, which was renewed in April of 2007. As a result of these actions we expect that we will have sufficient liquidity to fund our operations at least through March 31, 2008. However, adverse business, legal, regulatory or legislative developments may require us to raise additional capital or obtain funds from debt financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and we are unable to raise additional capital or obtain additional liquidity, our financial condition will be adversely affected.
     On April 12, 2006, we redeemed our collateralized customer deposit liability with AT&T for $33,538. As a result of the redemption, the collateralized customer deposit liability and several of our agreements with AT&T, not including the resale agreement, have been terminated and AT&T has relinquished its related liens on our assets.
     In conjunction with the redemption described above, on April 13, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with SVB. We extended the Loan Agreement in April 2007. The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At our option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins, and matures on April 19, 2009. As collateral for the loan under the Loan Agreement, we have granted security interests in substantially all of our real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. We have also provided a negative pledge on our intellectual property. As of March 31, 2007, we had an outstanding principal balance under the Loan Agreement of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of our eligible accounts receivable and cash. As of March 31, 2007, we had $34,791 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.

     The Loan Agreement imposes various limitations on us, including without limitation, on our ability to: (i) transfer all or any part of our businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of our properties; (iv) pay dividends or make any other distribution on or purchase of, any of our capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of specified thresholds, subject to certain exceptions. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to our business. In addition, the Loan Agreement requires us to maintain specified liquidity ratios and tangible net worth levels. As of March 31, 2007, we were in compliance with the above described limitations, covenants and conditions of the line of credit.
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
     Our cash requirements for 2007 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:
•	our continuing ability to obtain access to ILEC facilities, including telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including any expansion of fixed wireless services;

•	ability to generate cash flows or obtain adequate financing;

•	unanticipated opportunities; and

•	network development schedules and associated costs.

Contractual Cash Obligations
     Our contractual debt, lease and purchase obligations as of March 31, 2007 for the next five years, and thereafter, were as follows:

	2007	2008-2009	2010-2011	Thereafter	Total
3% convertible senior debentures	$—	$125,000	$—	$—	$125,000
12% senior secured convertible note	—	—	44,774	—	44,774
Bank loan	6,100	—	—	—	6,100
Interest on notes payable	7,222	15,277	6,492	—	28,991
Capital leases	794	1,614	185	—	2,593
Office leases	3,775	8,607	2,837	15	15,234
Other operating leases	1,157	1,795	464	31	3,447
Purchase obligations (network costs)	4,022	—	—	—	4,022

	$23,070	$152,293	$54,752	$46	$230,161

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
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of March 31, 2007, we were not involved in any SPE transactions.
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
     All written and oral forward-looking statements made in connection with this Report on Form 10-Q which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements included in this Report on Form 10-Q. We disclaim any obligation to update information contained in any forward-looking statement.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
(All dollar amounts are presented in thousands)
     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate and short-term nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of March 31, 2007 is fixed-rate debt.
     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of March 31, 2007:

	Carrying Value	Interest Rate
Cash and cash equivalents	$34,979	2.49%
Short-term investments in debt securities	19,983	1.47%
Restricted cash and cash equivalents	17,176	1.24%

	$72,138

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
     Our services are subject to federal, state and local government regulations. For example, the Company and its resellers are dependent on certain provisions of the 1996 Telecommunications Act to procure certain facilities and services from the RBOCs that are necessary to provide our services. As a result, our business is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from state PUCs.
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

     Most recently, on September 6, 2006, Verizon filed petitions at the FCC requesting forbearance from the regulatory requirement to provide competitors access to lines and transport at cost-based rates in the Metropolitan Statistical Areas of Boston, New York, Philadelphia, Pittsburgh, Providence, and Virginia Beach. Ongoing access to these network elements at cost-based rates, particularly in the Boston, New York, and Philadelphia markets, is material to our ability to profitably offer our services. The FCC is required to act on these petitions by December 2007. If the FCC grants the Verizon petitions, in whole or in part, it could significantly increase the costs of providing our services and have a material adverse effect on our financial results.
     The FCC and various states have also increased their efforts to regulate VoIP services and have adopted new customer privacy rules for telecommunications companies. It is possible that these new regulations could significantly increase our costs of doing business.
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
     The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 57.9% of our net revenues for the three months ended March 31, 2007. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.
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
     We believe our current cash, cash equivalents, and short-term investments in debt securities should be sufficient to meet our anticipated cash needs for working capital and capital expenditures. We have a business plan for 2007 that we believe will yield a positive cash flow from operations without raising additional capital. This business plan is based upon several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If actual events differ from these assumptions, we may be required to alter our business plan to reflect these changes. We will continue to monitor events to determine if such adjustments to our business plan are appropriate.

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
     In March 2006 we issued a $40,000 senior secured convertible note to EarthLink, Inc., or EarthLink, and in March 2007 and September 2006 we issued $2,534 and $2,240, respectively, of additional senior secured convertible notes to EarthLink in satisfaction of accrued interest then due (collectively the “EarthLink Convertible Notes”). These notes are due in 2011 and, under specified circumstances, we may be required to repay the principal amount prior to 2011. In addition, the terms of the EarthLink Convertible Notes and our $50,000 senior secured credit facility with Silicon Valley Bank, or SVB, include restrictive covenants that limit our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, or if any other event of default occurs under these agreements, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. These restrictive covenants and the collateralization of the EarthLink Convertible Notes and the Silicon Valley Bank senior secured credit facility, in addition to the existence of $125,000 in 3% convertible debentures, may also limit our ability to raise additional capital through sales of debt or equity securities. The holders of our 3% debentures also have the option to require us to purchase the debentures in cash, in whole or in part, on March 15, 2009.
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
In order to become profitable, we must add end-users and sell additional services to our existing end-users while minimizing the cost to upgrade and expand our network infrastructure.
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
     We experience high disconnection or “churn” rates. Our high end-user churn rate continues to impair the growth we need to cover the cost of maintaining our network. These disconnections occur as a result of several factors, including end-users who:
•	move to a new location;

•	are moved off our network when one of our customers acquires, or is acquired by, a competitor with network facilities;

•	disconnect because of better offers in the market; or

•	disconnect because they do not like our service or the service provided by our resellers.
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
     The communications industry is subject to rapid and significant technological changes, including continuing developments in DSL and VoIP technology and alternative technologies for providing broadband and telephony communications, such as cable modem, satellite and wireless technology. In addition, much of the equipment in our network has been in service for several years and may become inferior to new technologies. As a consequence, our success may depend on:
•	third parties, including some of our competitors and potential competitors, developing and providing us with access to new communications and networking technology;

•	our ability to anticipate or adapt to new technology on a timely basis; and

•	our ability to adapt to new products and technologies that may be superior to, or may not be compatible with, our products and technologies.

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
     Our reliance on third-party vendors involves additional risks, including:
•	the possibility that some of our vendors will leave the DSL equipment business or will stop supporting equipment that we already have installed;

•	the absence of guaranteed capacity;

•	the possibility that vendors may become insolvent;

•	the possibility that vendors will stop supporting software or equipment that we use or will no longer offer supplemental or replacement parts; and

•	reduced control over delivery schedules, quality assurance, production yields and costs.
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
     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of $50,002 and $8,460, respectively, as of March 31, 2007. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We will perform an annual impairment review of our goodwill during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.
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
     We are a defendant in some of the litigation matters described in “Part I, Item 3. – “Legal Proceedings.” While we are vigorously defending these lawsuits, the total outcome of these litigation matters is inherently unpredictable, and there is no guarantee we will prevail. Adverse results in any of these actions could negatively impact our financial condition and results of operations and, in some circumstances result in a material adverse effect on us. In addition, defending such actions could result in substantial costs and diversion of resources that could adversely affect our financial condition, results of operations and cash flows.

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
     We periodically receive notices from others claiming we are infringing their intellectual property rights, principally patent rights. Given the rapid technological change in our industry and our continual development of new products and services, we may be subject to infringement claims in the future. We also may be unaware of filed patent applications and issued patents that could relate to our products and services. We expect the number of such claims will increase as the number of products and competitors in our industry segments grows, the functionality of products overlap, and the volume of issued patents and patent applications continues to increase. Responding to infringement claims, regardless of their validity, could:
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
Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information)
     We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. In particular, under certain circumstances we may be required to repay our existing $44,774 in convertible notes payable to EarthLink, our $125,000 in 3% convertible notes and any amounts outstanding pursuant to our $50,000 senior secured credit facility with SVB prior to the scheduled maturity dates for those loans. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and leases, some of which may be on less than optimal terms.
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
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None
ITEM 6. Exhibits

Exhibit			Incorporated by Reference		Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.1	Covad Communications 2007 Executive Short Term Incentive Plan	8-K	001-32588	1/9/07	10.1

10.2	Indemnification Agreement between Covad Communications Group, Inc. and Justin Spencer	8-K	001-32588	4/17/07	10.1

10.3	Amendment No. 2 to Loan and Security Agreement	8-K	001-32588	4/26/07	10.1

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a)					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN

Charles E. Hoffman
President, Chief Executive Officer and Director

Date: May 7, 2007

	By:	/s/ JUSTIN SPENCER

Justin Spencer
Vice President and Acting Chief Financial Officer

Date: May 7, 2007

Exhibit			Incorporated by Reference		Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.1	Covad Communications 2007 Executive Short Term Incentive Plan	8-K	001-32588	1/9/07	10.1

10.2	Indemnification Agreement between Covad Communications Group, Inc. and Justin Spencer	8-K	001-32588	4/17/07	10.1

10.3	Amendment No. 2 to Loan and Security Agreement	8-K	001-32588	4/26/07	10.1

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a)					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.