Form 10-Q
period 2007-06-30
COVAD COMMUNICATIONS GROUP INC
filed 2007-08-02
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 30, 2007 there were 298,016,252 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar and share amounts are presented in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2007	2006
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,643	$46,279
Short-term investments in debt securities	18,708	15,793
Restricted cash and cash equivalents	12,202	19,578
Accounts receivable, net	35,750	31,151
Unbilled revenues	3,869	2,567
Inventories	3,378	3,602
Prepaid expenses and other current assets	4,839	4,979

Total current assets	113,389	123,949
Property and equipment, net	77,509	87,586
Collocation fees and other intangible assets, net	18,690	22,768
Goodwill	50,002	50,002
Deferred costs of service activation	25,923	24,268
Deferred debt issuance costs, net	3,043	3,823
Other long-term assets	1,961	912

Total assets	$290,517	$313,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$35,173	$34,189
Accrued compensation	10,504	14,539
Accrued collocation and network service fees	15,075	15,594
Accrued transaction-based taxes	8,086	7,754
Collateralized and other customer deposits	4,825	5,585
Unearned revenues	6,300	6,528
Loan payable to bank	6,100	6,100
Other accrued liabilities	12,670	11,381

Total current liabilities	98,733	101,670
Long-term debt	169,774	167,240
Unearned revenues	39,628	39,506
Other long-term liabilities	4,329	2,538

Total liabilities	312,464	310,954

Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 590,000 shares authorized; 297,978 shares issued and outstanding at June 30, 2007 (296,877 shares issued and outstanding at December 31, 2006)	298	297
Common stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	1,735,946	1,734,124
Accumulated other comprehensive income (loss)	(2)	3
Accumulated deficit	(1,758,189)	(1,732,070)

Total stockholders’ equity (deficit)	(21,947)	2,354

Total liabilities and stockholders’ equity (deficit)	$290,517	$313,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues, net	$120,585	$118,535	$240,735	$236,286
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	87,136	80,802	175,131	160,739
Benefit from federal excise tax adjustment	—	(19,455)	—	(19,455)
Selling, general and administrative	28,455	31,889	59,789	66,854
Depreciation and amortization of property and equipment	10,796	8,080	21,806	16,728
Amortization of collocation fees and other intangible assets	2,345	2,636	4,694	5,036
Provision for post-employment benefits	1,357	511	1,357	1,274

Total operating expenses	130,089	104,463	262,777	231,176

Income (loss) from operations	(9,504)	14,072	(22,042)	5,110

Other income (expense), net:
Interest income	695	1,127	1,511	2,104
Interest expense	(2,837)	(2,732)	(5,666)	(4,054)
Miscellaneous income, net	43	6	78	33

Other income (expense), net	(2,099)	(1,599)	(4,077)	(1,917)

Net income (loss)	$(11,603)	$12,473	$(26,119)	$3,193

Earnings (loss) per common share:
Basic	$(0.04)	$0.04	$(0.09)	$0.01

Diluted	$(0.04)	$0.04	$(0.09)	$0.01

Weighted-average number of common shares outstanding used in computing earnings (loss) per common share:
Basic	296,955	292,993	296,941	284,791

Diluted	296,955	340,064	296,941	290,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts are presented in thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating Activities:
Net income (loss)	$(26,119)	$3,193
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debts, net	273	110
Benefit from federal excise tax adjustment	—	(19,455)
Depreciation and amortization	26,500	21,764
Loss on disposition of property and equipment	21	19
Stock-based compensation expense	1,098	1,543
Amortization of deferred customer incentives	379	379
Amortization of deferred debt issuance costs	780	734
Accretion of interest on investments, net	(153)	(108)
Other non-cash items	(300)	—
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition:
Accounts receivable	(4,872)	(5,614)
Unbilled revenues	(1,302)	(55)
Inventories	224	144
Prepaid expenses and other current assets	140	217
Deferred costs of service activation	(1,655)	693
Other long-term assets	(1,443)	—
Accounts payable	5,262	3,858
Collateralized and other customer deposits	(760)	(10,257)
Redemption of collateralized customer deposit	—	(33,538)
Other liabilities	2,095	900
Unearned revenues	(106)	(2,594)

Net cash provided by (used in) operating activities	62	(38,067)

Investing Activities:
Restricted cash and cash equivalents, net	7,376	(33,925)
Purchase of short-term investments in debt securities	(20,267)	(6,176)
Maturities of short-term investments in debt securities	17,500	18,250
Purchase of property and equipment	(16,033)	(20,000)
Proceeds from sale of property and equipment	5	26
Payment of collocation fees and purchase of other intangible assets	(616)	(2,004)
Payment in connection with business and asset acquisitions, net of cash acquired	(177)	(3,187)
Other long-term assets	15	(732)

Net cash used in investing activities	(12,197)	(47,748)

Financing Activities:
Proceeds from the issuance of senior secured note, net of issuance costs	—	38,457
Proceeds from utilization of credit facility	12,200	6,100
Principal payments on credit facility	(12,200)	—
Principal payment of long-term debt	—	(1,031)
Principal payments under capital lease obligations	(526)	(277)
Payment of issuance costs related to credit facility	—	(651)
Proceeds from the issuance of common stock, net of issuance costs	1,025	14,555

Net cash provided by financing activities	499	57,153

Net decrease in cash and cash equivalents	(11,636)	(28,662)
Cash and cash equivalents at beginning of period	46,279	84,291

Cash and cash equivalents at end of period	$34,643	$55,629

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,079	$2,011

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Interest obligation settled with the issuance of additional convertible long-term notes	$2,534	$—

Equipment purchased through capital leases	$1,201	$—

Common stock issued for acquisition of business	$—	$16,314

Accrued equipment purchases	$3,096	$4,777

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the condensed consolidated financial statements of the Company have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The Company has incurred losses and negative cash flows from operations for the last several years and has an accumulated deficit of $1,758,189 as of June 30, 2007. For the six months ended June 30, 2007, the Company recorded a net loss of $26,119 and cash flow from operations of $62. As of June 30, 2007, the Company had $34,643 in cash and cash equivalents, $18,708 in short-term investments, and $12,202 in restricted cash and cash equivalents. The sum of these balances amounted to $65,553. Over the last two years, the Company reduced its total workforce by 26% and incurred expenditures to automate several of its business processes to improve its cost structure. In addition, as described in Note 5 — “Long-Term Debt,” the Company obtained a $50,000 revolving credit facility from a bank in April 2006, which was renewed in April 2007. As a result of these actions the Company expects it will have sufficient liquidity to fund its operations at least through June 30, 2008. However, adverse business, legal, regulatory or legislative developments may require the Company to raise additional capital, obtain additional funds from debt financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and the Company is unable to raise additional capital or obtain additional liquidity, then the Company’s financial condition will be adversely affected.
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
Use of Estimates
     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results may differ materially from these estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances, (ii) inventory valuation, (iii) post-employment benefit liabilities, (iv) useful life assignments and impairment evaluations associated with property and equipment and intangible assets, (v) anticipated outcomes of legal proceedings and other disputes, (vi) transaction-based tax and employment-related tax liabilities, (vii) valuation allowances associated with deferred tax assets, (viii) assumptions used for estimating stock-based compensation, and (ix) expenditures for market development funds (“MDF”).

     Benefit from federal excise tax adjustment — In 2004, the Company ceased the accrual of the Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because it determined it should not be subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. That determination prospectively removed the “probable” condition required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 5 to accrue a contingent liability. The Company did not reverse the liability of $19,455 that was previously accrued, because the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS No. 5. The criteria for reversing the liability for the tax is met when: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that the Company is not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. The services the Company purchased for which it accrued FET do not fall under the definition of local telephone service. Therefore, the Company had determined that (i) IRS Notice 2006-50 resolved the uncertainty around the applicability of the tax to those telecommunications services, and (ii) meets one of the criteria stated above for reversing the accrued liability of $19,455. Consequently, the Company reversed such liability during the three and six months ended June 30, 2006, which increased the Company’s net income by $19,455, or $0.06 and $0.07 per share, respectively.
     For the three months ended June 30, 2007, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses, and its net loss by $527, $215, and $742 ($0.00 per share), respectively, for the three months ended June 30, 2007. For the six months ended June 30, 2007, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses, and its net loss by $761, $215, and $976 ($0.00 per share), respectively, for the six months ended June 30, 2007. In addition, for the three and six months ended June 30, 2007, the Company reduced its estimated liabilities for network costs as a result of a settlement with one of its vendors reached in July 2007. This change in accounting estimate decreased the Company’s cost of sales and its net loss by $2,748, or $0.01 per share, for the three and six months ended June 30, 2007.
     For the three months ended June 30, 2006, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses and increased its net income by $1,679, $1,346 and $3,025 ($0.01 per share), respectively, for the three months ended June 30, 2006. For the six months ended June 30, 2006, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses and increased its net income by $2,537, $1,346, and $3,883 ($0.01 per share), respectively, for the six months ended June 30, 2006.
Restricted Cash and Cash Equivalents
     As of June 30, 2007 and December 31, 2006, the Company held $12,202 and $19,578, respectively, in money market securities and mutual funds, which are classified as restricted cash. These funds primarily consist of the remaining portion of the $50,000 that the Company received in March 2006 as a result of a strategic agreement with EarthLink, Inc. (“EarthLink”), as described in Note 5 - “Long-Term Debt.” Under the terms and conditions of the agreement with EarthLink, the proceeds received were to be used for various expenditures to enable the Company to deploy and offer line-powered voice access (“LPVA”) services, accordingly, such proceeds are classified as restricted cash. As the Company pays for expenditures related to this agreement, the Company will continue to reduce the balance of the restricted cash accordingly.

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
     The Company determines its reporting units, for purposes of testing for impairment, by determining (i) how the Company manages its operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and the Company’s management regularly reviews such financial information, and (iii) how an acquired entity is integrated with the Company. Based on these criteria, the Company determined that its Wholesale and Direct segments are its reporting units.
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
     As of June 30, 2007 and December 31, 2006 the $50,002 balance of goodwill in the Company’s condensed consolidated balance sheets was allocated to the Direct segment.
Collateralized and Other Customer Deposits
     In December 2001, the Company entered into a 10-year resale agreement with AT&T, Inc. (“AT&T”), formerly SBC Communications, Inc. (“SBC”), under which AT&T, its affiliates or special agents may resell the Company’s digital subscriber line (“DSL”) services. As part of the resale agreement, AT&T made a $75,000 non-interest-bearing prepayment, which was collateralized by substantially all of the Company’s domestic assets. On April 12, 2006, the Company redeemed the above described collateralized customer deposit liability with AT&T. The Company paid AT&T $33,538, which was $1,765 less than the carrying amount of such liability. As a result of the redemption, the collateralized customer deposit liability has been terminated, and AT&T has relinquished its related liens on the Company’s assets. In addition, several agreements, not including the resale agreement, between the Company and AT&T, have also been terminated, subject to certain obligations and provisions which survive termination of the agreements. The above described discount was recorded as unearned revenue and was fully amortized as of April 2007, which corresponds with the end of the contractual utilization period of the prepayment.
     On May 27, 2005, the Company entered into a strategic agreement with EarthLink to develop and deploy the Company’s LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company agreed to use exclusively for expenditures related to the development and deployment of its LPVA services. Consequently, the Company classified the unused cash balance of the prepayment as restricted cash and cash equivalents. As of December 31, 2006 and June 30, 2007, proceeds associated with this prepayment were fully utilized towards expenditures related to the provision of the LPVA services. As of June 30, 2007, the remaining amount of the prepayment is classified as a current liability in collateralized and other customer deposits based on the expected billings over the next twelve months. As the Company provides the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold for this period may be greater or less than this estimated amount.
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
Earnings (Loss) Per Share
     Basic earnings (loss) per share amounts are computed by using the weighted-average number of shares of the Company’s common stock outstanding for the period, less the weighted-average number of common shares subject to repurchase.
     Diluted earnings (loss) per share amounts are computed in the same manner as basic earnings (loss) per share amounts, except that the weighted-average number of common shares outstanding computed for basic earnings (loss) per share is increased by the weighted-average number of common shares resulting from the (i) purchase of shares under the Company’s employee stock purchase program, and exercise of stock options and warrants using the treasury stock method, and (ii) conversion of convertible debt instruments. Equity instruments are excluded from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments would not be dilutive to earnings (loss) per share. In applying the treasury stock method for dilutive stock-based compensation arrangements, the assumed proceeds are computed as the sum of (i) the amount, if any, the employee must pay upon exercise, (ii) the amounts of compensation cost attributed to future services and not yet recognized, and (iii) the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options. In addition, in computing the dilutive effect of convertible securities, net income (loss) is adjusted to add back the after-tax amount of interest expensed in the period associated with any convertible debt.
     The following table presents the calculation of net income (loss) used in the computations of basic and diluted earnings (loss) per share presented in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic:
Net income (loss) as reported	$(11,603)	$12,473	$(26,119)	$3,193
Diluted:
Add back interest on 3% convertible debentures	—	1,190	—	—

Net income (loss) adjusted for assumed conversions	$(11,603)	$13,663	$(26,119)	$3,193

     The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted earnings (loss) per share amounts presented in the accompanying condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic:
Weighted-average number of common shares outstanding used in the computations of basic earnings (loss) per share	296,955	292,993	296,941	284,791
Diluted:
Dilutive stock options and warrants	—	7,691	—	5,429
Assumed conversion of 3% convertible debentures	—	39,380	—	—

Weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share	296,955	340,064	296,941	290,220

     For the three and six months ended June 30, 2007, the weighted-average number of common shares outstanding used in the computations of diluted earnings (loss) per share is the same as basic because the impact of (i) the assumed exercise of outstanding stock options and warrants, and (ii) the assumed conversion of convertible debentures and notes is not dilutive.
     As stated above, the Company excludes equity instruments from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments would not be dilutive to earnings (loss) per share. Accordingly, certain equity instruments have been excluded from the calculation of diluted weighted-average shares. The type and number of these equity instruments that were excluded from the computation of diluted earnings (loss) per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	24,417	18,139	24,417	19,677
Warrants	6,514	5,192	6,514	5,525
Common shares issuable under the assumed conversion of convertible debentures and notes	63,452	21,505	63,452	60,885
Comprehensive Income (Loss)
     Components of the Company’s comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(11,603)	$12,473	$(26,119)	$3,193
Unrealized gains (loss) on available-for-sale securities	(6)	(3)	(5)	4

Comprehensive income (loss)	$(11,609)	$12,470	$(26,124)	$3,197

Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is evaluating the effect that SFAS No. 159 will have on its financial statements upon adoption of the Statement.

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
     In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement.” The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Federal Universal Service Fund (“FUSF”) contributions and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records transaction-based taxes on a net basis, except for the FUSF charges billed to customers, in its consolidated statements of operations. The Company adopted EITF No. 06-3 on January 1, 2007 and such adoption did not have a significant impact to its financial statements.
     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007 and such adoption did not have a significant impact to its financial statements.
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

2. Revenue Recognition
     Revenues from recurring services are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectibility of the sales price is reasonably assured. If a customer is experiencing financial difficulties and, (a) is not current in making payments for the Company’s services or, (b) is essentially current in making payments but, subsequent to the end of the reporting period, the financial condition of such customer deteriorates significantly or such customer files for bankruptcy protection, then, based on this information, the Company may determine that the collectibility of revenues from this customer is not reasonably assured or its ability to retain some or all of the payments received from a customer that has filed for bankruptcy protection is not reasonably assured. Accordingly, the Company classifies this group of customers as “financially distressed” for revenue recognition purposes. The Company recognizes revenues from financially distressed customers when it collects cash for the services, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers for a defined period prior to their filing of petitions for bankruptcy protection are recorded in the condensed consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.
     Revenues earned for which the Company has not billed the customer are recorded as “Unbilled revenues” in the Company’s condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are FUSF charges billed to customers aggregating $2,258 and $4,077 for the three and six months ended June 30, 2007, respectively, and $1,781 and $3,471 for the three and six months ended June 30, 2006, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues with corresponding amounts included in cost of sales.
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
     Accounts receivable consisted of the following:

	June 30, 2007	December 31, 2006
Gross accounts receivable	$38,693	$34,123
Allowance for service credits	(2,652)	(2,729)
Allowance for bad debts	(291)	(243)

Accounts receivable, net	$35,750	$31,151

Significant Customers
     For the three and six months ended June 30, 2007, the Company’s 30 largest wholesale customers, in each such period, collectively accounted for 90.7% and 90.6%, respectively, of the Company’s total wholesale net revenues, and 57.7% and 57.7%, respectively, of the Company’s total net revenues. For the three and six months ended June 30, 2006, the Company’s 30 largest wholesale customers, in each such period, collectively accounted for 91.5% and 90.6%, respectively, of the Company’s total wholesale net revenues, and 60.9% and 61.4%, respectively, of the Company’s total net revenues. As of June 30, 2007 and December 31, 2006, receivables from these customers collectively accounted for 58.4% and 53.1%, respectively, of the Company’s gross accounts receivable balance.
     For the three and six months ended June 30, 2007 and 2006, two of the Company’s wholesale customers, AT&T and EarthLink, individually accounted for more than 10% of the Company’s total net revenues. AT&T accounted for 12.5% and 12.8% for the three and six months ended June 30, 2007, respectively, and for 14.4% and 14.5% for the three and six months ended June 30, 2006, respectively. EarthLink accounted for 11.3% and 11.1% for the three and six months ended June 30, 2007, respectively and for 11.5% and 11.8% for the three and six months ended June 30, 2006, respectively. As of June 30, 2007 and December 31, 2006, accounts receivable from AT&T individually accounted for 11.1% and 10.5%, respectively, of the Company’s gross accounts receivables. As of June 30, 2007 and December 31, 2006, accounts receivable from EarthLink individually accounted for 14.4% and 12.8%, respectively, of the Company’s gross accounts receivables. No other individual customer accounted for more than 10% of the Company’s total net revenues for the three and six months ended June 30, 2007 and 2006.
Wholesaler Financial Difficulties
     For the three and six months ended June 30, 2007, the Company issued billings to its financially distressed customers aggregating $650 and $1,182, respectively, which were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings, as compared to the corresponding amounts of $560 and $1,189 for the three and six months ended June 30, 2006, respectively. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $476 and $968 for the three and six months ended June 30, 2007, respectively, and $510 and $1,211 for the three and six months ended June 30, 2006, respectively. Revenues from customers that filed for bankruptcy accounted for 0.2% and 0.1%, respectively, of the Company’s total net revenues for the three and six months ended June 30, 2007, respectively, and 0.2% of the Company’s total net revenues for both, the three and six months ended June 30, 2006. As of June 30, 2007 and December 31, 2006, the Company had contractual receivables from its financially distressed customers totaling $669 and $470, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates.
     The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to June 30, 2007, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of June 30, 2007, that the Company believes may be at risk of becoming financially distressed. For both, the three and six months ended June 30, 2007, revenues from these customers collectively accounted for 1.8% of the Company’s total net revenues. For the three and six months ended June 30, 2006, revenues from these customers collectively accounted for 12.4% and 12.3%, respectively, of the Company’s total net revenues. As of June 30, 2007 and December 31, 2006, receivables from these customers collectively accounted for 1.7% and 1.4%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to June 30, 2007, revenues from such customers will only be recognized when cash is collected, as described above.

3. Warrants
     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares at $0.94 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive in 2003 and was recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believed that future revenues from AT&T would exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 152%; and a risk-free interest rate of 3.36%. None of these warrants had been exercised or had expired as of June 30, 2007. Such warrants were fully amortized as of December 31, 2006.
     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase shares of the Company’s common stock as follows: 1,500 shares at $1.06 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 156%; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive in 2002 and was recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants had been exercised or had expired as of June 30, 2007. As of June 30, 2007 and December 31, 2006 the unamortized amount of the warrants was $127 and $506, respectively.
     Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of June 30, 2007. Such warrants are exercisable at purchase prices ranging from $0.01 to $2.13 per share and are fully vested as of June 30, 2007. Unless exercised, all such warrants will expire between October 2007 and March 2008.
     The Company recorded amortization on the above described warrants in the amount of $189 and $379 for the three and six month periods ended June 30, 2007, respectively, and $189 and $379 for the three and six months ended June 30, 2006, respectively.
4. Post-Employment Benefits
     During the three and six months ended June 30, 2007, the Company reduced its workforce by 70 employees, which represented 7.5% and 7.2%, respectively, of the Company’s workforce. During the three and six months ended June 30, 2006, the Company reduced its workforce by 30 and 48 employees, respectively, which represented 2.9% and 4.6%, respectively, of the Company’s workforce. For the three and six months ended 2007 and 2006, the reductions covered employees in the areas of sales and marketing, operations and corporate functions.
     In connection with the reductions in its workforce, the Company recorded charges to operations for the three and six months ended June 30, 2007 of $1,357 relating to employee severance benefits. For the three and six months ended of 2007, the Company paid severance benefits of $772. The Company expects to pay the remainder of severance benefits accrued as of June 30, 2007 during the three months ending September 30, 2007. Expenses associated with the reductions in the Company’s workforce, for the three and six months ended June 30, 2007, were $435 related to the Wholesale business segment, and $475 related to the Direct business segment. The remaining $447 was related to the Company’s Corporate Operations.
     For the three and six months ended June 30, 2006, the Company recorded employee severance benefits of $511 and $1,274, respectively. For the three and six months ended June 30, 2006, the Company paid severance benefits of $565 and $946, respectively. The remaining amount of severance benefits was fully paid as of June

30, 2007. Expenses associated with the reductions in the Company’s workforce, for the three and six months ended June 30, 2006, were $156 and $156, respectively, related to the Wholesale segment, and $226 and $226, respectively, related to the Direct segment. The remaining $129 and $892 were related to the Company’s Corporate Operations.
5. Long-Term Debt
12% Senior Secured Convertible Notes
     On March 15, 2006, the Company entered into a strategic agreement with EarthLink to further build and deploy the Company’s LPVA services. The transaction contemplated by such agreement was consummated on March 29, 2006. In conjunction with the agreement, the Company received from EarthLink (i) $10,000 in exchange for 6,135 shares of the Company’s common stock, and (ii) $40,000 in exchange for a 12% senior secured convertible note (“Note”). Principal on the Note is payable on March 15, 2011. EarthLink may require the Company to accelerate its repayment of the remaining principal amount of the Note in certain circumstances, such as if the Company undergoes a change in control or fails to meet specific service obligations to EarthLink. As of June 30, 2007, the Company was in compliance with such agreement. Interest on the Note is payable on March 15 and September 15 of each year and may be paid in cash or in additional notes of the Company, identical to and of the same series as the Note. The Note (i) is a general secured obligation of the Company, (ii) is collateralized by certain property, plant and equipment purchased with the proceeds of the Note pursuant to the terms of a security agreement entered into between the Company and EarthLink, (iii) will rank without partiality in right of payment with all existing and future secured, unsubordinated indebtedness of the Company, and (iv) will be senior in right of payment to all unsecured indebtedness and subordinated indebtedness of the Company.
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
     The 6,135 shares of the Company’s common stock and the underlying shares of the Note discussed above are subject to the terms of a registration rights agreement between the Company and EarthLink. The Note and the 6,135 shares were issued to EarthLink in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (“Securities Act”), as amended. The Company filed a registration statement on Form S-3 with the SEC to register the resale of the 6,135 shares and the common stock issuable upon conversion of the Note and this registration statement was declared effective on June 20, 2006.
     Gross proceeds from the issuance of the Note and the shares of the Company’s common stock amounted to $40,000 and $10,000, respectively. The Company incurred $1,929 in transaction costs in conjunction with the issuance of the Note and the shares. Of the transaction costs, $1,543 are debt issuance costs and are being amortized to operations as an element of interest expense over the five-year life of the debt. $386 of the transaction costs were recorded as a reduction of additional paid-in capital in conjunction with the issuance of the Company’s common stock.
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

3% Convertible Senior Debentures
     On March 10, 2004, the Company completed a private placement of $125,000 in aggregate principal amount of 3% convertible senior debentures (“Debentures”) due 2024, which are convertible into shares of the Company’s common stock at a conversion price of $3.17 per share, subject to certain adjustments. The Debentures mature on March 15, 2024. The Company may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require the Company to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019. The holders of the Debentures will also have the ability to require the Company to purchase the Debentures in the event that the Company undergoes a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon. Net proceeds from the Debentures were $119,961 after commission and other transaction costs. The Company incurred $5,039 in transaction costs in conjunction with the placement of the Debentures. The transaction costs are debt issuance costs and are being amortized to operations as an element of interest expense over sixty months, the period before the first date that Debenture holders have the option to require the Company to purchase the Debentures.
Line of Credit
     On April 13, 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At the Company’s option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins. On April 20, 2007 the Company extended the maturity date of the Loan Agreement to April 19, 2009. As collateral for the loan under the Loan Agreement, the Company has granted security interests in substantially all of its real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. The Company has also provided a negative pledge on its intellectual property. As of June 30, 2007 and December 31, 2006, the Company issued irrevocable letters of credit aggregating $3,796 under this loan in favor of lessors of equipment and facilities and certain vendors. As of June 30, 2007 and December 31, 2006, the Company had an outstanding principal balance of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of the Company’s eligible accounts receivable and cash. As of June 30, 2007, the Company had $36,494 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.
     The Loan Agreement imposes various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in a new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $35,000 per year for 2007 and 2008, subject to certain exceptions, such as capital expenditures that are related to the agreement with a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement requires the Company to maintain specified liquidity ratios and tangible net worth levels. As of June 30, 2007, the Company was in compliance with the above described limitations, covenants and conditions of the line of credit.
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
Other Contingencies
     As of June 30, 2007, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position, results of operations or cash flows.
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
     The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 in 2003. In each of 2006, 2005 and 2004, the Company determined that it did not owe portions of this tax, in the amounts of $2,103, $419 and $3,079, respectively, as a result of the expiration of the statute of limitations, and consequently, the Company released these amounts as a benefit to operations. For the three and six months ended June 30, 2007, the Company determined that it does not owe the remaining liability of $330 as a result of the expiration of the statute of limitations, and consequently, the Company released this amount as a benefit to operations.
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
7. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R. As a result of the adoption, the Company’s loss for the three and six months ended June 30, 2007 includes $667 ($0.00 per share), and $1,092 ($0.00 per share), respectively, of stock-based compensation, of which $456 and $857, respectively, relates to the Company’s employee stock option plans, and $211 and $235, respectively, relates to the Company’s employee stock purchase plan. For the three and six months ended June 30, 2007, $273 and $445, respectively, of the total stock-based compensation was recorded in cost of sales and $394 and $647, respectively, in selling, general and administrative expenses. For the three and six months ended June 30, 2006, the Company’s net income includes $837 ($0.00 per share), and $1,501 ($0.01 per share), respectively, of stock-based compensation, of which $456 and $781, respectively, relates to the Company’s employee stock option plans, and $381 and $720, respectively, relates to the Company’s employee stock purchase plan. For the three and six months ended June 30, 2006, $342 and $612, respectively, of the total stock-based compensation was recorded in cost of sales and $495 and $889, respectively, in selling, general and administrative expenses. The Company did not recognize and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards. The Company did not capitalize any portion of its stock-based compensation cost for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, the Company capitalized a portion of its stock-based compensation cost, or $8.
     For the three and six months ended June 30, 2007, the Company granted 594 and 3,935, respectively, stock options with an estimated total grant-date fair value of $281 and $2,489, respectively. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $83 and $780, respectively. The weighted-average grant-date fair value of options granted for the three and six months ended June 30, 2007 was $0.47 and $0.63, respectively. For the three and six months ended June 30, 2006, the Company granted 1,160 and 4,392, respectively, stock options with an estimated total grant-date fair value of $1,624 and $4,282, respectively. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $338 and $891, respectively. The weighted-average grant-date fair value of options granted for the three and six months ended June 30, 2006 was $1.40 and $0.97, respectively. As of June 30, 2007 and 2006, the unrecorded deferred stock-based compensation balance related to stock options, adjusted for forfeitures, was $4,150 and $3,400, respectively, and will be recognized over an estimated weighted-average amortization period of 3.07 and 1.70 years, respectively.
     For the six months ended June 30, 2007 and 2006, the Company granted 1,190 and 1,871, respectively, stock options under the Company’s 2003 Employee Stock Purchase Plan (“2003 ESPP”) with an estimated total grant-date fair value of $422 and $720, respectively. The weighted-average grant-date fair value of options under the Company’s 2003 ESPP granted for the six months ended June 30, 2007 and 2006 was $0.35 and $0.32 per share, respectively. As of June 30, 2007 and 2006, the unrecorded deferred stock-based compensation balance related to the 2003 ESPP was fully amortized to operations.
     The Company estimates the fair value of stock options using a Black-Scholes valuation model. SFAS No. 123R allows the use of option pricing models that were not necessarily developed for use in valuing employee stock options. Option valuation models, such as the Black-Scholes option-pricing model, were developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of the options was determined using historical data for options exercised, cancelled after vesting and outstanding. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock over a period equal to the expected life of the option. The forfeiture rate was determined using historical pre-vesting cancellation data for all options issued after 2001.

     The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three months ended June 30,		Three and six months ended June 30,
	2007	2006	2007	2006
Expected life of options in years	3.5	3.3	0.5	0.5
Volatility	63.40%	84.00%	52.30%	77.30%
Risk-free interest rate	4.93%	5.09%	5.08%	4.80%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

	Stock Options
	Six months ended June 30,
	2007	2006
Expected life of options in years	3.5	3.4
Volatility	66.21%	85.40%
Risk-free interest rate	4.73%	4.90%
Expected dividend yield	0.00%	0.00%
     The following table summarizes stock option activity as of and for the six months ended June 30, 2007:

	Number of Shares of	Option Price per	Weighted-Average
	Common Stock	Share	Exercise Price
Balance as of December 31, 2006	23,082	$0.350 - $149.79	$4.31
Granted	3,935	$0.900 - $ 1.360	$1.16
Exercised	(169)	$0.560 - $ 1.280	$0.67
Cancelled, expired and forfeited	(2,431)	$0.360 - $63.333	$7.96

Balance as of June 30, 2007	24,417	$0.350 - $149.79	$3.47

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
     The Company’s business segments’ operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to its customers. The Company’s business segments’ network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, CPE, and equipment maintenance. Operating expenses also include labor and related non-labor expenses for customer care, dispatch, and repair and installation activities and post-employment benefit charges. The Company allocates network costs to its business segments based on their consumption of circuit or equipment capacity. The Company allocates end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. CPE cost is directly assigned to a business segment based on the number of installations performed by such segment. The Company allocates labor costs from operations to its business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. The Company allocates employee compensation for its sales forces directly to the business segments based on the customers it sells to and serves. The Company allocates advertising and promotion expenses to the business segments primarily based on the target customers for such advertising and promotions.
     The Company evaluates performance and allocates resources to the segments based on income or loss from operations, excluding certain operating expenses, such as depreciation and amortization, and other income and expense items. Therefore, the Company does not allocate such operating expenses and other income and expense items to its business segments because it believes that these expenses and other income items are not directly managed or controlled by its business segments. The Company does not allocate certain of its assets, primarily cash, property and equipment, collocation fees and other intangibles and goodwill, or its cash flows between its two segments because these resources are not managed separately by segment. The Company similarly manages its capital expenditures and cash needs as one entity.
     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and six months ended June 30, 2007 and 2006 are as follows:

			Total	Corporate	Consolidated
As of and for the three months ended June 30, 2007:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$76,629	$43,956	$120,585	$—	$120,585
Cost of sales (exclusive of depreciation and amortization)	48,339	26,932	75,271	11,865	87,136
Selling, general and administrative	1,847	6,886	8,733	19,722	28,455
Depreciation and amortization	—	—	—	13,141	13,141
Provision for post-employment benefits	435	475	910	447	1,357

Income (loss) from operations	26,008	9,663	35,671	(45,175)	(9,504)
Other income (expense), net	—	—	—	(2,099)	(2,099)

Net income (loss)	$26,008	$9,663	$35,671	$(47,274)	$(11,603)

Total assets	$43,347	$22,195	$65,542	$224,975	$290,517

			Total	Corporate	Consolidated
As of and for the three months ended June 30, 2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$78,898	$39,637	$118,535	$—	$118,535
Cost of sales (exclusive of depreciation and amortization)	45,712	23,762	69,474	11,328	80,802
Benefit from federal excise tax adjustment	—	—	—	(19,455)	(19,455)
Selling, general and administrative	2,052	10,153	12,205	19,684	31,889
Depreciation and amortization	—	—	—	10,716	10,716
Provision for post-employment benefits	156	226	382	129	511

Income (loss) from operations	30,978	5,496	36,474	(22,402)	14,072
Other income (expense), net	—	—	—	(1,599)	(1,599)

Net income (loss)	$30,978	$5,496	$36,474	$(24,001)	$12,473

Total assets	$40,880	$21,274	$62,154	$263,869	$326,023

			Total	Corporate	Consolidated
As of and for the six months ended June 30, 2007:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$153,380	$87,355	$240,735	$—	$240,735
Cost of sales (exclusive of depreciation and amortization)	95,939	52,832	148,771	26,360	175,131
Selling, general and administrative	3,909	15,666	19,575	40,214	59,789
Depreciation and amortization	—	—	—	26,500	26,500
Provision for post-employment benefits	435	475	910	447	1,357

Income (loss) from operations	53,097	18,382	71,479	(93,521)	(22,042)
Other income (expense), net	—	—	—	(4,077)	(4,077)

Net income (loss)	$53,097	$18,382	$71,479	$(97,598)	$(26,119)

			Total	Corporate	Consolidated
As of and for the six months ended June 30, 2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$159,982	$76,304	$236,286	$—	$236,286
Cost of sales (exclusive of depreciation and amortization)	91,946	46,053	137,999	22,740	160,739
Benefit from federal excise tax adjustment	—	—	—	(19,455)	(19,455)
Selling, general and administrative	4,281	20,556	24,837	42,017	66,854
Depreciation and amortization	—	—	—	21,764	21,764
Provision for post-employment benefits	156	226	382	892	1,274

Income (loss) from operations	63,599	9,469	73,068	(67,958)	5,110
Other income (expense), net	—	—	—	(1,917)	(1,917)

Net income (loss)	$63,599	$9,469	$73,068	$(69,875)	$3,193

			Total	Corporate	Consolidated
As of December 31, 2006:	Wholesale	Direct	Segments	Operations	Total
Total assets	$35,795	$22,191	$57,986	$255,322	$313,308
9. Business Acquisition
     On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb, a California corporation based in Fremont, California. NextWeb utilizes licensed and unlicensed fixed wireless technology to deliver business-class fixed wireless broadband services to small and medium-sized businesses. Through NextWeb, the Company currently provides service to approximately 3,500 business customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara and Las Vegas.
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
     As a result of the merger, the Company issued 15,361 shares of its common stock and $3,683 in cash in exchange for all of the outstanding shares of capital stock held by the NextWeb stockholders. Of the shares issued in conjunction with the merger, 1,395 shares were placed in escrow until February 2007 to cover NextWeb’s indemnification obligations under the merger agreement. In February 2007, 778 of these shares were released to the former NextWeb shareholders. In June 2007, the Company released an additional 358 shares from escrow and the remaining 259 shares were canceled as a result of the settlement with the former NextWeb shareholders.
     The Company accounted for the acquisition of NextWeb using the purchase method of accounting. Accordingly, the Company’s condensed consolidated financial statements as of June 30, 2007 and 2006, and for the three and six months then ended, include the results of operations of NextWeb after the date of acquisition. The Company valued the common shares issued, for accounting purposes, at $1.06 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, October 4, 2005. All of the NextWeb stock options and warrants were vested and exercised before the acquisition. Consequently, there were no outstanding NextWeb stock options and warrants assumed in connection with the merger. Direct acquisition costs were included as elements of the total purchase cost.
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

     The Company acquired $4,918 in tangible assets of NextWeb, consisting principally of cash, accounts receivable and property and equipment. The Company assumed $5,662 in liabilities of NextWeb, consisting principally of accounts payable, accrued expenses, capital leases and long-term debt.
     The customer relationships were valued using an income approach, which projects the associated revenues, expenses and cash flows attributable to the customer base. These cash flows are then discounted to their present value. This intangible asset is being amortized on a straight-line basis over a period of forty-eight months which represents the expected life of the customer relationships. Goodwill was determined based on the residual difference between the purchase cost and the value assigned to identified tangible and intangible assets and liabilities, and is not deductible for tax purposes. The Company tests for impairment of these assets on at least an annual basis.
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
     A member of the Company’s board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $41 and $85, respectively, for the three and six months ended June 30, 2007, and $56 and $117, respectively, for the three and six months ended June 30, 2006. Accounts receivables from TelePacific were $14 and $15 as of June 30, 2007 and December 31, 2006, respectively. In August 2006, TelePacific acquired mPower Communications (“mPower”), which is also one of the Company’s vendors. The Company paid $93 and $286, respectively, to mPower for the three and six months ended June 30, 2007. No payments were made to mPower for the three and six months ended June 30, 2006. Accounts payable to mPower were $43 and $51 as of June 30, 2007 and December 31, 2006, respectively.
     L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $556 to BEA for the three and six months ended June 30, 2007. The Company paid $0 and $772 to BEA for the three and six months ended June 30, 2006, respectively. There were no accounts payable to BEA as of June 30, 2007 or December 31, 2006.
     Charles Hoffman, the Company’s CEO, is a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company paid $255 to Chordiant for the three and six months ended June 30, 2007. The Company paid $254 to Chordiant for the three and six months ended June 30, 2006. There were no accounts payable to Chordiant as of June 30, 2007 or December 31, 2006. Charles Hoffman is also a director of Synchronoss Technologies, Inc. (“Synchronoss”), one of the Company’s vendors. The Company paid $18 and $32 to Synchronoss for the three and six months ended June 30, 2007, respectively. No payments were made to Synchronoss for the three and six months ended June 30, 2006. Accounts payable to Synchronoss were $7 and $11 as of June 30, 2007 and December 31, 2006, respectively.
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
     Effective January 1, 2007 the Company adopted the provisions of FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Due to the Company’s significant taxable loss position and full valuation allowance against its net deferred tax assets, the adoption of FIN No. 48 did not have an impact to its condensed consolidated financial statements. As of January 1, 2007 the Company had unrecognized net operating losses, which tax effected, would provide further tax benefits of approximately $273,000 which related to cancellation of debt and an alternative method of reducing tax attribute by the debt forgiveness gain as a result of the Company’s 2001 Chapter 11 bankruptcy proceedings. To the extent the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact to the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable. Additionally, the Company has not recognized any penalties and interest for unrecognized tax benefits as any resolution upon audit of the aforementioned tax position would not require payment of interest and penalties. However, if applicable, the Company’s policy is to recognize interest and penalties related to uncertain tax positions in its provision for income taxes.
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
(All dollar and share amounts are presented in thousands, except per share amounts)
Overview
     Our Business
     We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in 235 major metropolitan areas in 44 states. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, fixed wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and T-1 technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the local telephone companies, which are often referred to as the incumbent local exchange carriers, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, AT&T, Inc. (formerly SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of June 30, 2007, we had approximately 514,600 broadband access end-users, approximately 2,200 VoIP business customers with a combined total of approximately 3,800 VoIP sites, and 3,600 fixed wireless broadband subscribers.
     We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of June 30, 2007, Wholesale had approximately 441,200 DSL and T-1 lines in service, as compared to approximately 469,900 lines as of June 30, 2006. The majority of our services are sold through our Wholesale segment.
     Our Direct segment sells business-grade VoIP, high-speed data connectivity, fixed wireless broadband, and related value-added services. We sell our Direct services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of June 30, 2007, Direct had approximately 73,400 DSL and T-1 lines in service, as compared to approximately 78,100 lines as of June 30, 2006. In addition, Direct provided service to approximately 2,200 VoIP business customers and 3,600 fixed wireless broadband subscribers at the end of June 30, 2007.
     Our total lines in service as of June 30, 2007 decreased by 33,382 lines, or 6.1%, when compared to June 30, 2006 primarily as a result of a decrease in our consumer lines. However, our T-1 lines, which are typically higher revenue-producing lines, increased by 7,560 lines, or 30.9%.
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
     Our Opportunities and Challenges
     Our business is subject to on-going changes in technologies, the competitive environment, particularly with regard to continued pricing pressure on our consumer-grade services and industry consolidation, federal and state regulations, and our resellers’ changing market strategies. We continue to experience churn among our existing end-users due to pricing pressures and other factors. As a result of these market conditions, we continue to prioritize and invest our resources towards selling (in no particular order):
•	T-1 access;

•	business asymmetric DSL, or ADSL;

•	line-powered voice access service, or LPVA;

•	VoIP; and

•	Fixed wireless broadband access.
     We refer to these services as our Growth services. Our remaining services are our Legacy services, which are consumer ADSL, business symmetric DSL, or SDSL, frame relay and high-capacity transport circuits. While we believe we are favorably positioned to take advantage of market opportunities for our Growth services, it is difficult to predict with a high degree of certainty our ability to continue to grow our sales and the profit margins we will derive from these services, and whether our sales of these services will offset slowing sales of Legacy services. In addition, some of our Growth services, such as VoIP and LPVA, require significant upfront expenditures to acquire and provision new customers. In most cases, there is a lag between the cash outlay for these expenditures and the timing of future sales. This lag negatively impacts our cash flow which in light of our limited cash resources could cause us to stop selling or develop alternative strategies for some of these services.
     Given the facts above and the highly competitive, dynamic, and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:
     Efficient use of cash - We concluded the three months ended June 30, 2007 with cash and cash equivalents, short-term investments in debt securities, and restricted cash and cash equivalents of $65,553. This balance was comprised of $34,643 of cash and cash equivalents, $18,708 in short-term investments in debt securities, and $12,202 in restricted cash and cash equivalents. For the six months ended June 30, 2007, we recorded a net loss of $26,119 and cash flow from operations of $62. We continue to manage expenditures closely. Our ability to attain and sustain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue.
     Efficiently deliver broadband Internet access services - Our stand-alone DSL services continue to face intense competition. Our competitors are aggressively pricing their broadband services, often as part of a bundled service offering that includes voice and video services. We believe these market conditions place pricing pressure on us and our resellers, reduce the number of orders for our services, and cause a higher level of churn among our consumer end-users. High churn rates negatively impact our business because, in addition to the lost revenue, there is a significant cost of acquisition associated with replacing these end users.
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
     Enter and maintain acceptable line-sharing terms with the RBOCs - We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 15.4% of our revenues from the sale of our line-shared services. Although the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to maintain long-term agreements with the RBOCs, like our agreements with AT&T, Verizon and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.
     Expand and diversify our sources of revenue - We continue to take steps to improve our prospects for revenue growth. We have diversified our revenue sources by adding new services such as voice, fixed wireless broadband and LPVA, as well as by adding new resellers.
     New market opportunities - We have recently developed several services, targeting both our wholesale and direct channels, which we believe will generate new revenues. For our direct channels, we continue to seek opportunities to enhance our existing services and offer additional services that are complementary to our broadband services, such as e-mail, security and web hosting. For wholesale channels, we have introduced Voice Optimized Access, or VOA, and LPVA. We believe that VOA is an ideal solution for companies that want to offer their VoIP solutions in connection with our services. LPVA is an alternative voice solution targeted at residential customers who want to purchase voice services from a provider other than their local telephone company, but want the convenience of maintaining existing inside wiring and telephones.
     We are in the early stages of offering these capabilities and continue to experience operational and competitive challenges as we expand and improve our capabilities. These new opportunities also require additional investment and in many cases will not contribute cash flow from operations in the near term. Our ability to succeed in providing these new services will also depend on whether we offer a competitively-priced offering and continue to improve these services.
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
•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.
•	We record post-employment benefits which primarily consist of our severance plans. These plans are primarily designed to provide severance benefits to our eligible employees whose employment is terminated in connection with reductions in our workforce. We do not accrue for this employee benefit, other than for individuals that have been notified of termination, because we cannot reasonably determine the probability or the amount of such payments.
•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.
•	Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123R (revised 2004), “Share-Based Payment.” Accordingly, we account for stock-based awards exchanged for employee services based on the fair value of the award. We measure the stock-based compensation cost at the grant-date and recognize such cost over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC’s Staff Accounting Bulletin, or SAB, No. 107, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123R). We determine the expected life of the options using historical data for options exercised, cancelled after vesting and outstanding. We determine the expected stock price volatility assumption using historical volatility of our common stock over a period equal to the expected life of the option. These assumptions are consistent with our estimates prior the adoption of SFAS No. 123R. We determine the forfeiture rate using historical pre-vesting cancellation data for all options issued after 2001. Determining assumptions, such as expected term, expected volatility and expected forfeiture rates, requires significant judgment. Changes in those assumptions could materially impact reported results in future periods.
     Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are evaluating the effect that SFAS No. 159 will have on our financial statements upon adoption of the Statement.

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
     In June 2006, the FASB ratified the consensus on Emerging Issues Task Force, or EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement.” The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Federal Universal Service Fund, or FUSF, contributions and excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board, or APB, No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record transaction-based taxes on a net basis, except for the FUSF charges billed to customers, in our consolidated statements of operations. We adopted EITF No. 06-3 on January 1, 2007 and such adoption did not have a significant impact to our financial statements.
     In June 2006, the FASB issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal reporting periods beginning after December 15, 2006. We adopted FIN No. 48 on January 1, 2007 and such adoption did not have a significant impact to our financial statements.
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

     We allocate network costs to our business segments based on their consumption of circuit or equipment capacity. The remaining network costs for unused capacity on our network are allocated to Corporate Operations. We allocate end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. CPE cost is directly assigned to a business segment based on the number of installations performed by such segment. We allocate labor costs from our operations to our business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. We allocate employee compensation for our sales forces directly to the business segments based on the customers they sell to and serve. We allocate advertising and promotions to the business segments based on the targeted customers of the advertising and promotions.
Results of Operations For The Three and Six months Ended June 30, 2007 and 2006
     Revenues, net
     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP and fixed wireless broadband services, and monthly subscription billings for high-capacity T-1 circuits sold to our wholesale customers. Because we do not recognize revenues from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three and six months ended June 30, 2007 and 2006 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our net revenues also include a ratable portion of service activation fees and revenue from equipment sales for which the up-front billings are deferred and recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing and service disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.
     Our net revenues of $120,585 for the three months ended June 30, 2007 increased by $2,050, or 1.7%, over our net revenues of $118,535 for the three months ended June 30, 2006. This increase was attributable to a $9,149 increase in broadband revenues primarily as a result of higher sales of our T-1, ADSL and LPVA services, a $3,808 increase in VoIP revenues primarily as a result of adding customers and stations, and a $581 increase in wireless broadband revenues as a result of adding customers. These increases were offset by decreases in our Legacy broadband revenues primarily as a result of an $8,988 decrease in sales and $2,500 due to lower selling prices.
     Our net revenues of $240,735 for the six months ended June 30, 2007 increased by $4,449, or 1.9%, over our net revenues of $236,286 for the six months ended June 30, 2006. This increase was primarily attributable to a $18,480 increase in broadband revenues primarily as a result of higher sales of our T-1, ADSL and LPVA services, a $7,610 increase in VoIP revenues primarily as a result of adding customers and stations, and a $2,588 increase in wireless broadband revenues as a result of the acquisitions of NextWeb in February 2006 and DataFlo in November 2006. These increases were offset by decreases in our Legacy broadband revenues primarily as a result of a $17,859 decrease in sales and $4,192 due to lower selling prices. In addition, our other revenues decreased by $2,174 primarily as a result of the sale of a software license related to our operational and support system software during the three months ended March 31, 2006. At this time we do not anticipate additional revenue from sales of our software.
     We expect to continue to experience increases in net revenues from the sales of our Growth services. We also expect to continue to experience competitive pricing pressure on our current Legacy services. As a result, we expect to continue to experience high levels of customer service terminations, particularly in our stand-alone DSL services, which may be greater than the number of new activations. We also expect customer rebates and incentives to continue to be an element of our sales and marketing programs and we also may reduce our prices in order to respond to competitive market conditions. It is possible that these conditions will cause our total revenues to decline in future periods if we do not generate enough new sales from our Growth services.
     Segment Revenues and Significant Customers
     Our segment net revenues were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Wholesale	$76,629	$78,898	$153,380	$159,982
Percent of net revenues	63.5%	66.6%	63.7%	67.7%
Direct	$43,956	$39,637	$87,355	$76,304
Percent of net revenues	36.5%	33.4%	36.3%	32.3%
     Our Wholesale net revenues for the three months ended June 30, 2007 decreased by $2,269, or 2.9%, when compared to the three months ended June 30, 2006. This decrease was attributable to our Legacy services as a result of a $7,286 decrease in sales and $1,629 due to lower selling prices. These decreases were offset by a $6,646 increase in broadband revenues primarily as a result of higher sales from our Growth services. Our Direct net revenues for the three months ended June 30, 2007 increased by $4,319, or 10.9%, when compared to the three months ended June 30, 2006. This increase was attributable to a $3,808 increase in VoIP revenues as a result of adding customers and stations, a $2,502 increase in broadband revenues as a result of higher sales of our T-1, ADSL and LPVA services, and a $581 increase in wireless broadband revenues due to adding customers. These increases were offset by decreases in our Legacy broadband revenues primarily as a result of a $1,701 decrease in sales and $871 due to lower selling prices.
     Our Wholesale net revenues for the six months ended June 30, 2007 decreased by $6,602, or 4.1%, when compared to the six months ended June 30, 2006. This decrease was attributable to our Legacy services as a result of a $14,541 decrease in sales and $2,308 due to lower selling prices. In addition, our other revenues decreased by $2,174 primarily as a result of the sale of a software license related to our operational and support system software during the three months ended March 31, 2006. These decreases were offset by a $12,421 increase in broadband revenues primarily as a result of higher sales from our Growth services. Our Direct net revenues for the six months ended June 30, 2007 increased by $11,051 or 14.5%, when compared to the six months ended June 30, 2006. This increase was attributable to a $7,610 increase in VoIP revenues as a result of adding customers and stations, a $6,059 increase in broadband revenues as a result of higher sales of our T-1, ADSL and LPVA services, and a $2,589 increase in wireless broadband revenues as a result of the acquisitions of NextWeb in February 2006 and DataFlo in November 2006. These increases were offset by decreases in our Legacy broadband revenues primarily as a result of a $3,321 decrease in sales and $1,886 due to lower selling prices.
     As of June 30, 2007, we had 414 wholesale customers compared to 410 as of June 30, 2006. For the three and six months ended June 30, 2007, our 30 largest wholesale customers, in each such period, collectively accounted for 90.7% and 90.6%, respectively, of our total wholesale net revenues, and 57.7% and 57.7%, respectively, of our total net revenues. For the three and six months ended June 30, 2006, our 30 largest wholesale customers, in each such period, collectively accounted for 91.5% and 90.6%, respectively, of our total wholesale net revenues, and 60.9% and 61.4%, respectively, of our total net revenues. As of June 30, 2007 and December 31, 2006, receivables from these customers collectively accounted for 58.4% and 53.1%, respectively, of our gross accounts receivable balance.
     For the three and six months ended June 30, 2007 and 2006, two of our wholesale customers, AT&T and EarthLink, individually accounted for more than 10% of our total net revenues. AT&T accounted for 12.5% and 12.8% for the three and six months ended June 30, 2007, respectively, and for 14.4% and 14.5% for the three and six months ended June 30, 2006, respectively. EarthLink accounted for 11.3% and 11.1% for the three and six months ended June 30, 2007, respectively and for 11.5% and 11.8% for the three and six months ended June 30, 2006, respectively. As of June 30, 2007 and December 31, 2006, accounts receivable from AT&T individually accounted for 11.1% and 10.5%, respectively, of our gross accounts receivables. As of June 30, 2007 and December 31, 2006, accounts receivable from EarthLink individually accounted for 14.4% and 12.8%, respectively, of our gross accounts receivables. No other individual customer accounted for more than 10% of our total net revenues for the three and six months ended June 30, 2007 and 2006.

     On May 27, 2005, we entered into a strategic agreement with EarthLink to develop and deploy our LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which we agreed to use exclusively for expenditures related to the development and deployment of our LPVA services. Consequently, we classified the unused cash balance of the prepayment as restricted cash and cash equivalents. As of December 31, 2006 and June 30, 2007, proceeds associated with this prepayment were fully utilized towards expenditures related to the provision of the LPVA services. As of June 30, 2007, the remaining amount of the prepayment is classified as a current liability in collateralized and other customer deposits based on the amount of expected billings over the next twelve months. As we provide the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with our revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to our condensed consolidated financial statements) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold for this period may be greater or less than this estimated amount.
     As of June 30, 2007, we had approximately 73,400 Direct end-users compared to approximately 78,100 as of June 30, 2006. As of June 30, 2007, we had approximately 2,200 VoIP business customers with a combined total of approximately 3,800 sites utilizing our VoIP services as compared to 1,300 VoIP business customers with a combined total of approximately 2,300 sites as of June 30, 2006. As of June 30, 2007, we had 3,600 fixed wireless broadband subscribers compared to approximately 3,000 as of June 30, 2006.
     Wholesaler Financial Difficulties
     We have identified certain of our customers who were essentially current in their payments for our services prior to June 30, 2007, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of June 30, 2007, that we believe may be at risk of becoming financially distressed. Revenues from these customers accounted for 1.8% of our total net revenues for the three and six months ended June 30, 2007, respectively, and 12.4% and 12.3% of our total net revenues for the three and six months ended June 30, 2006, respectively. As of June 30, 2007 and December 31, 2006, receivables from these customers collectively accounted for 1.7% and 1.4% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to June 30, 2007, revenue from such customers will only be recognized when cash is collected, as described above.
     Operating Expenses
     Operating expenses include cost of sales, selling, general and administrative expenses, provision for bad debts, depreciation and amortization of property and equipment, amortization of collocation fees and other intangibles, and provision for post-employment benefits.
     Our total operating expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Amount	$130,089	$104,463	$262,777	$231,176
Percent of net revenues	107.9%	88.1%	109.2%	97.8%
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales consists primarily of network costs, which are the costs of provisioning and maintaining telecommunications circuits and central office spaces, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

     Our cost of sales was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Amount	$87,136	$80,802	$175,131	$160,739
Percent of net revenues	72.3%	68.2%	72.7%	68.0%
     Our cost of sales for the three months ended June 30, 2007 increased by $6,334, or 7.8%, when compared to the three months ended June 30, 2006. This increase was attributable to increases in network costs of $4,893, of which $3,191 relates to costs associated with our LPVA and VoIP services, cost of equipment of $1,365, and labor and other related operating expenses of $2,603 as a result of the addition of broadband, VoIP and fixed wireless subscribers to our network. These increases were partially offset by a $147 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives, a $479 decrease in network costs as a result of reduced rates for some of our network elements, and a $339 decrease in recoveries from billing disputes with our telecommunication vendors. For the three months ended June 30, 2007, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $527, or $0.00 per share, for the three months ended June 30, 2007. In addition, for the three months ended June 30, 2007, we reduced our estimated liabilities of network costs as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales and net loss by $2,748 or $0.01 per share, for the three months ended June 30, 2007. For the three months ended June 30, 2006, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and increased our net income by $1,679, or $0.00 per share, for the three months ended June 30, 2006.
     Our cost of sales for the six months ended June 30, 2007 increased by $14,392, or 9.0%, when compared to the six months ended June 30, 2006. This increase was attributable to increases in network costs of $8,511, of which $6,265 relates to costs associated with the deployment of our LPVA and VoIP services, cost of equipment of $1,688, and labor and other related operating expenses of $5,654 as a result of the addition of broadband, VoIP and fixed wireless subscribers to our network. In addition, our network costs for the six months ended June 30, 2007 increased by $594 as a result of increased rates for some of our network elements. These increases were partially offset by a $946 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives and a $180 decrease in recoveries from billing disputes with our telecommunication vendors. For the six months ended June 30, 2007, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $761, or $0.00 per share, for the six months ended June 30, 2007. In addition, for the six months ended June 30, 2007, we reduced our estimated liabilities of network costs as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales and net loss by $2,748 or $0.01 per share, for the six months ended June 30, 2007. For the six months ended June 30, 2006, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and increased our net income by $2,537, or $0.01 per share, for the six months ended June 30, 2006.
     Some of our Growth services, such as VoIP and LPVA, require significant upfront costs to acquire and provision new customers, which creates a lag between the costs we incur in connection with these services and the amount of revenue we receive from these services. This has caused our cost of sales to increase at a rate that is higher than the rate that revenue has increased. We expect our cost of sales to increase in future periods as we anticipate we will add subscribers and services to our network. We also expect our network costs to increase as a result of rule changes released by the FCC on February 4, 2005, which were upheld on June 16, 2006 by the United States Court of Appeals for the D.C. Circuit, regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. To offset some of the increased costs, we plan to continue to execute cost-saving programs and improve our efficiency in delivering our services.
     Our cost of sales was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Wholesale Segment	$48,339	$45,712	$95,939	$91,946
Direct Segment	26,932	23,762	52,832	46,053
Corporate Operations	11,865	11,328	26,360	22,740

Total	$87,136	$80,802	$175,131	$160,739

     Our cost of sales for the Wholesale segment for the three months ended June 30, 2007 increased by $2,627, or 5.8%, when compared to the three months ended June 30, 2006. This increase was attributable to a $1,549 increase in labor and other operating expenses due to higher LPVA installations and a $2,120 increase in network costs as a result of an increase in sales of other Growth services. These increases were partially offset by a $271 decrease in network costs primarily due to reduced rates. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales by $725 for the three months ended June 30, 2007. Our cost of sales for the Direct segment for the three months ended June 30, 2007 increased by $3,170, or 13.3%, when compared to the three months June 30, 2006. This increase was attributable to an increase in network costs of $1,905 and cost of equipment of $1,365 as a result of the addition of broadband, VoIP and fixed wireless subscribers to our network and $503 increase in labor and other operating expenses due to higher growth products installations. These increases were partially offset by a $195 decrease in network costs primarily due to reduced rates. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales by $415 for the three months ended June 30, 2007. Our cost of sales for Corporate Operations for the three months ended June 30, 2007 increased by $537, or 4.7%, when compared to three months ended June 30, 2006. This increase was primarily attributable to an $868 increase in network costs and a $551 increase in labor and other operating expenses as a result of adding capacity to our network. These increases were partially offset by a $460 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost initiatives. For the three months ended June 30, 2007, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our Corporate Operations cost of sales by $527 for the three months ended June 30, 2007. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimates decreased our cost of sales by $1,608 for the three months ended June 30, 2007. For the three months ended June 30, 2006, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $1,679 for the three months ended June 30, 2006.
     Our cost of sales for the Wholesale segment for the six months ended June 30, 2007 increased by $3,993, or 4.3%, when compared to the six months ended June 30, 2006. This increase was attributable to a $1,549 increase in labor and other operating expenses due to higher LPVA installations, a $609 increase in network costs due to increased rates and lower recoveries from billing disputes with our telecommunication vendors, and a $2,606 increase in network costs as a result of an increase in sales from other Growth services. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales by $725 for the six months ended June 30, 2007. Our cost of sales for the Direct segment for the six months ended June 30, 2007 increased by $6,779, or 14.7%, when compared to the six months June 30, 2006. This increase was primarily attributable to an increase in network costs of $4,689 and cost of equipment of $1,688 as a result of the addition of broadband, VoIP and fixed wireless subscribers to our network, $307 due to increased rates and lower recoveries from billing disputes with our telecommunication vendors, and a $503 increase in labor and other operating expenses due to higher growth products installations. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales by $415 for the six months ended June 30, 2007. Our cost of sales for Corporate Operations for the six months ended June 30, 2007 increased by $3,620, or 15.9%, when compared to six months ended June 30, 2006. This increase was primarily attributable to a $1,216 increase in network costs and a $3,602 increase in labor and other operating expenses as a result of adding capacity to our network. These increases were partially offset by a $1,409 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost initiatives. For the six months ended June 30, 2007, we reduced our estimated liabilities for transaction-based, property, employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our Corporate Operations cost of sales by $761 for the six months ended June 30, 2007. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales by $1,608 for the six months ended June 30, 2007. For the six months ended June 30, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $2,537 for the six months ended June 30, 2006.
     Benefit from Transaction Tax Adjustment
     In 2004, we stopped accruing Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because we determined we should not be subject to this tax. The determination was based on our revised interpretation of the applicability of the tax. That determination prospectively removed the “probable” condition required by the SFAS No. 5 – Accounting for Contingencies” to accrue a contingent liability. We did not reverse the liability of $19,455 that was previously accrued, because the liability was properly recorded based upon our interpretation of the tax law at that time coupled with the guidance provided by SFAS No. 5. The criteria for reversing the liability for the tax is met when: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that we are not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to us is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations.
     On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. The services we purchased for which we accrued FET do not fall under the definition of local telephone service. Therefore, we have determined that (i) IRS Notice 2006-50 resolved the uncertainty around the applicability of the tax to those telecommunications services, and (ii) meets one of the criteria stated above for reversing the accrued liability of $19,455. Consequently, we reversed such liability for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2006, the benefit increased our net income by $19,455, or $0.06 and $0.07 per share, respectively.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.
     Our selling, general and administrative expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Amount	$28,455	$31,889	$59,789	$66,854
Percent of net revenues	23.6%	26.9%	24.8%	28.3%
     Our selling, general and administrative expenses for the three months ended June 30, 2007 decreased by $3,434, or 10.8%, when compared to our selling, general and administrative expenses for the three months ended June 30, 2006. This decrease was primarily attributable to a $2,168 decrease in marketing and related expenses, a $2,106 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $302 decrease in professional services primarily as a result of lower legal, consulting, contract labor and other services. For the three months ended June 30, 2007, we reduced our estimated liabilities for employment-related taxes, as a result of the expiration of the relevant statute of limitations for such taxes. This change in accounting estimate decreased our selling, general and administrative expenses, and our net loss by $215, or $0.00 per share, for the three months ended June 30, 2007. For the three months ended June 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes as result of the expiration of the statute of limitations. These changes in accounting estimates decreased our selling, general and administrative expenses and increased our net income by $1,346, or $0.00 per share, for the three months ended June 30, 2006.
     Our selling, general and administrative expenses for the six months ended June 30, 2007 decreased by $7,065, or 10.7%, when compared to our selling, general and administrative expenses for the six months ended June 30, 2006. This decrease was primarily attributable to a $3,324 decrease in marketing and related expenses, a $2,628 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $2,236 decrease in professional services primarily as a result of lower legal, consulting, contract labor and other services. For the six months ended June 30, 2007, we reduced our estimated liabilities for employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes. This change in accounting estimate decreased our selling, general and administrative, and our net loss by $215, or $0.00 per share, for the six months ended June 30, 2007. For the six months ended June 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes as a result of the expiration of the statue of limitations. This change in accounting estimate decreased our selling, general and administrative expenses and increased our net income by $1,346, or $0.00 per share, for the six months ended June 30, 2006.
     We expect our total selling, general and administrative expenses to decrease in future periods primarily as a result of continuing cost reduction initiatives. We expect these benefits to reduce our selling, general and administrative expenses in 2007 when compared to 2006.
     Our selling, general and administrative expenses were allocated as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Wholesale Segment	$1,847	$2,052	$3,909	$4,281
Direct Segment	6,886	10,153	15,666	20,556
Corporate Operations	19,722	19,684	40,214	42,017

Total	$28,455	$31,889	$59,789	$66,854

     Our selling, general and administrative expenses for the Wholesale segment for the three months ended June 30, 2007 decreased by $205, or 10.0%, when compared to the three months ended June 30, 2006. This decrease was primarily attributable to lower marketing expenses as a result of cost containment initiatives. Our selling, general and administrative expenses for the Direct segment for the three months ended June 30, 2007 decreased by $3,267 or 32.2%, when compared to the three months ended June 30, 2006. This decrease was attributable to a $2,038 decrease in marketing expenses, and a $1,229 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for the three months ended June 30, 2007 increased by $38, or 0.2%, when compared to the three months ended June 30, 2006. For the three months ended June 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes. This change in accounting estimate decreased our selling, general and administrative expenses and increased our net income by $1,346, or $0.00 per share, for the three months ended June 30, 2006. The effect of this increase for the three months ended June 30, 2007 was partially offset by an $802 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives and a $302 decrease in professional services primarily as a result of lower legal, consulting, contract labor and other services. In addition, for the three months ended June 30, 2007, we reduced our estimated liabilities for employment-related taxes, as a result of the expiration of the relevant statute of limitations for such taxes. This change in accounting estimate decreased our selling, general and administrative expenses, and our net loss by $215, or $0.00 per share, for the three months ended June 30, 2007.

     Our selling, general and administrative expenses for the Wholesale segment for the six months ended June 30, 2007 decreased by $372, or 8.7%, when compared to the six months ended June 30, 2006. This decrease was primarily attributable to lower marketing expenses as a result of cost containment initiatives. Our selling, general and administrative expenses for the Direct segment for the six months ended June 30, 2007 decreased by $4,890, or 23.8%, when compared to the six months ended June 30, 2006. This decrease was attributable to a $3,135 decrease in marketing expenses, and a $1,755 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for the six months ended June 30, 2007 decreased by $1,803, or 4.3%, when compared to the six months ended June 30, 2006. This decrease was primarily attributable to a $2,236 decrease in professional services and a $691 decrease in labor and other operating expenses as a result of cost containment initiatives. For the six months ended June 30, 2007, we reduced our estimated liabilities for employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes. This change in accounting estimate decreased our selling, general and administrative expenses, and our net loss by $215, or $0.00 per share, for the six months ended June 30, 2007. In addition, for the six months ended June 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes. This change in accounting estimate decreased our selling, general and administrative expenses and increased net income by $1,346, or $0.00 per share, for the six months ended June 30, 2006.
     Stock-Based Compensation
     As a result of adopting SFAS No. 123R, our net loss for the three and six months ended June 30, 2007 includes $667 ($0.00 per share), and $1,092 ($0.00 per share), respectively, of stock-based compensation, of which $456 and $857, respectively, relates to our employee stock option plans, and $211 and $235, respectively, relates to our employee stock purchase plan. For the three and six months ended June 30, 2007, $273 and $445, respectively, of the total stock-based compensation was recorded in cost of sales and $394 and $647, respectively, in selling, general and administrative expenses. For the three and six months ended June 30, 2006, our net income includes $837 ($0.00 per share), and $1,501 ($0.01 per share), respectively, of stock-based compensation, of which $456 and $781, respectively, relates to our employee stock option plans, and $381 and $720, respectively, relates to our employee stock purchase plan. For the three and six months ended June 30, 2006, $342 and $612, respectively, of the total stock-based compensation was recorded in cost of sales and $495 and $889, respectively, in selling, general and administrative expenses.We did not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and because of our net operating loss carryforwards. We did not capitalize any portion of our stock-based compensation cost for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, we capitalized a portion of its stock-based compensation cost, or $8.
     Depreciation and Amortization
     Our depreciation and amortization of property and equipment, or depreciation, was $10,796 for the three months ended June 30, 2007, an increase of $2,716 over our depreciation of $8,080 for the three months ended June 30, 2006. Our depreciation was $21,806 for the six months ended June 30, 2007, an increase of $5,078 over our depreciation of $16,728 for the six months ended June 30, 2006. The increase in depreciation resulted primarily from the deployment of new equipment in connection with our LPVA build out in 2006, offset by certain historical assets becoming fully depreciated.
     Our amortization of intangible assets, or amortization, was $2,345 for the three months ended June 30, 2007, a decrease of $291 over our amortization of $2,636 for the three months ended June 30, 2006. Our amortization was $4,694 for the six months ended June 30, 2007, a decrease of $342 over the amortization of $5,036 for the six months ended June 30, 2006. The decrease was primarily due to historical assets becoming fully amortized.

     We expect our depreciation and amortization to increase in 2007 when compared to 2006 primarily as a result of the deployment of new equipment in connection with our LPVA build out in 2006. We do not allocate depreciation and amortization expense to our business segments.
     Provision for Post-Employment Benefits
     For the three and six months ended June 30, 2007, we reduced our workforce by 70 employees, which represented 7.5% and 7.2%, respectively, of our workforce. We expect these cost reduction actions to result in approximately $5,500 in savings in the second half of 2007. For the three and six months ended June 30, 2006, we reduced our workforce by 30 and 48 employees, respectively, which represented 2.9% and 4.6%, respectively, of our workforce. For the three and six months ended 2007 and 2006, the reductions covered employees in the areas of sales and marketing, operations and corporate functions.
     In connection with the reductions in our workforce, we recorded charges to operations for the three and six months ended June 30, 2007 of $1,357 relating to employee severance benefits that met the requirements for accrual. For the three and six months ended of 2007, we paid severance benefits of $772. We expect to pay the remainder of severance benefits accrued as of June 30, 2007 during the three months ending September 30, 2007. Expenses associated with the reductions in our workforce, for the three and six months ended June 30, 2007, were $435 related to the Wholesale business segment, and $475 related to the Direct business segment. The remaining $447 was related to our Corporate Operations.
     For the three and six months ended June 30, 2006, we recorded employee severance benefits of $511 and $1,274, respectively. For the three and six months ended June 30, 2006, we paid severance benefits of $565 and $946, respectively. The remainder amount of severance benefits has been fully paid as of June 30, 2007. Expenses associated with the reductions in our workforce, for the three and six months ended June 30, 2006, were $156 and $156, respectively, related to the Wholesale segment, and $226 and $226, respectively, related to the Direct segment. The remaining $129 and $892 were related to our Corporate Operations. We continue to evaluate whether additional worforce reductions or other cost reduction initiatives are necessary, and we may incur additional charges to operations for further cost reduction initiatives in future periods.
     Other Expense
     Net Interest Expense
     Our net interest expense was $2,142 and $4,155 for the three and six months ended June 30, 2007, respectively. Net interest expense for the three and six months ended June 30, 2007 and 2006 consisted primarily of interest expense on our 3% convertible senior debentures due 2024 and our 12% senior secured convertible note issued in March 2006, less interest income earned on our cash, cash equivalents and short-term investments balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures, our 12% senior secured convertible notes, and our credit facility, partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.
     Income Taxes
     Because we incurred operating losses for all periods presented, we made no provision for income taxes in any periods presented in the accompanying consolidated financial statements.
     Effective January 1, 2007 we adopted the provisions of FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     Due to our significant taxable loss position and full valuation allowance against our net deferred tax assets the adoption of FIN No. 48 did not have an impact to our condensed consolidated financial statements. As of January 1, 2007 we had unrecognized net operating losses which when tax effected provide further tax benefits of approximately $273,000 which related to cancellation of debt and an alternative method of reducing tax attribute by the debt forgiveness gain as a result of our 2001 Chapter 11 bankruptcy proceedings. To the extent the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact to the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when we have already determined it is more likely than not that our deferred tax assets are realizable. Additionally, we have not recognized any penalties and interest for unrecognized tax benefits as any resolution upon audit of the aforementioned tax position would not require payment of interest and penalties. However, if applicable, our policy is to recognize interest and penalties related to uncertain tax positions in our provision for income taxes.
     We are subject to taxation at the federal and various state levels. All of our tax years through 2006 are subject to examination by the tax authorities.
Related Party Transactions
     We are a minority shareholder of Certive Corporation (“Certive”). Our chairman of the board of directors, Charles McMinn, is also a significant stockholder of Certive.
     A member of our board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of our resellers. We recognized revenues from TelePacific of $41 and $85, respectively, for the three and six months ended June 30, 2007, and $56 and $117, respectively, for the three and six months ended June 30, 2006. Accounts receivables from TelePacific were $14 and $15 as of June 30, 2007 and December 31, 2006, respectively. In August 2006, TelePacific acquired mPower Communications (“mPower”), which is also one of our vendors. We paid $93 and $286, respectively, to mPower for the three and six months ended June 30, 2007. No payments were made to mPower for the three and six months ended June 30, 2006. Accounts payable to mPower were $43 and $51 as of June 30, 2007 and December 31, 2006, respectively.
     L. Dale Crandall, another of our directors, is a director of BEA Systems (“BEA”), one of our vendors. We paid $556 to BEA for the three and six months ended June 30, 2007. We paid $772 to BEA for the three and six months ended June 30, 2006. There were no accounts payable to BEA as of June 30, 2007 or December 31, 2006.
     Charles Hoffman, our CEO, is a director of Chordiant Software (“Chordiant”), one of our vendors. We paid $255 to Chordiant for the three and six months ended June 30, 2007. We paid $254 to Chordiant for the three and six months ended June 30, 2006. There were no accounts payable to Chordiant as of June 30, 2007 or December 31, 2006. Charles Hoffman is also a director of Synchronoss Technologies, Inc. (“Synchronoss”), one of our vendors. We paid $18 and $32 to Synchronoss for the three and six months ended June 30, 2007, respectively. No payments were made to Synchronoss for the three and six months ended June 30, 2006. Accounts payable to Synchronoss were $7 and $11 as of June 30, 2007 and December 31, 2006, respectively.
     We believe these transactions were negotiated on an arms-length basis with terms we believe are comparable to transactions that would likely be negotiated with unrelated parties.
Liquidity, Capital Resources and Contractual Cash Obligations
     Over the last five years we have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internally used software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. We expect that in future periods our expenditures related to the purchase of infrastructure equipment necessary for the expansion of our networks and the development of new regions will be lower than in 2006. We expect that incremental, or “success-based,” expenditures related to the addition of subscribers in existing regions, and expenditures related to the offering of new services, will be driven by the number of new subscribers and types of new services that we add to our network.

     Our cash and cash equivalents balance for the six months ended June 30, 2007 decreased by $11,636. The change in cash and cash equivalents was as follows:

	Six months ended June 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$62	$(38,067)
Investing activities	(12,197)	(47,748)
Financing activities	499	57,153

Total	$(11,636)	$(28,662)

     Operating Activities
     Net cash used in our operating activities for the six months ended June 30, 2007 improved by $38,129 when compared to the six months ended June 30, 2006. This improvement was attributable to the $33,538 redemption of our collateralized deposit liability with AT&T executed during the six months ended June 30, 2006, and the net change in our other operating assets and liabilities of $10,291, offset by the net change in our net loss, adjusted for non-cash and other-operating items of $5,700. The net change in our operating assets and liabilities was primarily as a result of a $9,497 increase in collateralized and other customer deposits, a $742 decrease in accounts receivable due to the timing of receipts from our customers, a $2,599 increase in our accounts payable and other liabilities primarily due to the timing of payments to our vendors, and a $2,488 increase in our unearned revenues primarily due to the sale of a software license related to our operation and support systems, partially offset by a $1,443 increase in other long-term assets, a $1,247 increase in unbilled revenues, and an increase in deferred costs of $2,348.
     We expect our cash from operating activities to improve in 2007, primarily as a result of our anticipated growth in our net revenues and the effect of continuing cost reduction initiatives. In addition, as discussed above, in 2006 we redeemed $33,538 of our collateralized deposit liability with AT&T. We do not expect a similar redemption in 2007 as the collaterized deposit was repaid in full in 2006. These improvements will be partially offset by product, sales and marketing expenses which will primarily be used to promote our Growth services.
     Investing Activities
     Our investing activities consist primarily of purchases, maturities and sales of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash used in our investing activities for the six months ended June 30, 2007 decreased by $35,551 when compared to the six months ended June 30, 2006. This decrease was attributable to a $41,301 decrease in restricted cash and cash equivalents, a $5,334 decrease in equipment purchases primarily as a result of the completion of the build out of our LPVA services, a $747 decrease in other long-term assets, and $3,010 from the net cash effect of our acquisitions of NextWeb and DataFlo, partially offset by $14,841 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities,
     We expect that in 2007 our expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks will be lower than in recent periods while incremental, or “success-based”, expenditures related to the addition of subscribers in existing regions will be driven by the number of new subscribers that we add to our network.
     Financing Activities
     Our financing activities consist primarily of proceeds from long-term debt, borrowings from our credit facility with SVB, the issuance of our common stock, including issuances under our employee stock-based compensation plans, and the repayment of long-term debt. Net cash provided by our financing activities for the six months ended June 30, 2007 decreased by $56,654 when compared to the six months ended June 30, 2006. This decrease was primarily attributable to our having received the following proceeds during the six months ended June 30, 2006:

•	$38,457 in proceeds, net of transaction and issuance costs, from the sale of a 12% senior secured convertible note to EarthLink in connection with the agreement for the expansion of our LPVA services (refer to Note 5, “Long-Term Debt,” to our consolidated Financial Statements for a description of the EarthLink transaction);

•	$13,530 in proceeds from the issuance of our common stock to EarthLink in connection with the above mentioned agreement and from the exercise of employee stock options; and

•	$6,100 in proceeds from draws on our credit facility.
     These proceeds were partially offset by a $1,031 repayment of NextWeb’s long-term debt and $651 in issuance costs related to our credit facility with SVB. On March 15, 2007, we settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to $2,534. As permitted by the Note, we settled the interest due by issuing an additional note with the same terms as the original note.
     We expect that for 2007 our net cash from financing activities will be primarily related to borrowings under and repayments of the revolving line of credit that we entered into with SVB in April 2006, and the issuance of common stock under our employee stock-based compensation plans.
     Liquidity
     We have incurred losses and negative cash flows from operations for the last several years and have an accumulated deficit of $1,758,189 as of June 30, 2007. For the six months ended June 30, 2007, we recorded a net loss of $26,119 and cash flow from operations of $62. As of June 30, 2007, we had $34,643 in cash and cash equivalents, $18,708 in short-term investments, and $12,202 in restricted cash and cash equivalents. The sum of these balances amounted to $65,553. Over the last two years, we reduced our total workforce by 26% and incurred expenditures to automate several of our business processes to improve our cost structure. In addition, as described above, in April 2006 we obtained a $50,000 revolving credit facility with SVB, which was renewed in April of 2007. As a result of these actions we expect that we will have sufficient liquidity to fund our operations at least through June 30, 2008. However, adverse business, legal, regulatory or legislative developments may require us to raise additional capital or obtain funds from debt financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and we are unable to raise additional capital or obtain additional liquidity, our financial condition will be adversely affected.
     On April 13, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with SVB. We extended the Loan Agreement in April 2007. The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At our option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins, and matures on April 19, 2009. As collateral for the loan under the Loan Agreement, we have granted security interests in substantially all of our real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. We have also provided a negative pledge on our intellectual property. As of June 30, 2007, we had an outstanding principal balance under the Loan Agreement of $6,100, which carried an interest rate of 8.25% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of our eligible accounts receivable and cash. As of June 30, 2007, we had $36,494 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.
     The Loan Agreement imposes various limitations on us, including without limitation, on our ability to: (i) transfer all or any part of our businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of our properties; (iv) pay dividends or make any other distribution on or purchase of, any of our capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of specified thresholds, subject to certain exceptions. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to our business. In addition, the Loan Agreement requires us to maintain specified liquidity ratios and tangible net worth levels. As of June 30, 2007, we were in compliance with the above described limitations, covenants and conditions of the line of credit.
     We expect to use additional cash resources primarily for sales and marketing activities to support our Growth services. The amount of this additional usage of cash will depend in part on our ability to control incremental selling, general and administrative expenses, the amount of capital expenditures required to grow the subscriber base and maintain and upgrade our network, development of operating support systems and software, and our ability to generate demand for these services. In addition, we may wish to selectively pursue possible acquisitions of, or investments in businesses, technologies or products complementary to ours in order to expand our geographic presence, broaden our product and service offerings and achieve operating efficiencies. We may not have sufficient liquidity, or we may be unable to obtain additional financing on favorable terms or at all, in order to finance such an acquisition or investment.
     Our cash requirements for 2007 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:
•	our continuing ability to obtain access to ILEC facilities, including telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including any expansion of fixed wireless services;

•	ability to generate cash flows or obtain adequate financing;

•	unanticipated opportunities; and

•	network development schedules and associated costs.
     Contractual Cash Obligations
     Our contractual debt, lease and purchase obligations as of June 30, 2007 for the next five years, and thereafter, were as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
3% convertible senior debentures	$—	$—	$125,000	$—	$—	$—	$125,000
12% senior secured convertible note	—	—	—	42,240	2,534	—	44,774
Bank loan	6,100	—	—	—	—	—	6,100
Interest on notes payable	7,222	9,123	6,154	5,373	1,119	—	28,991
Capital leases	437	828	785	182	4	—	2,236
Office leases	2,645	5,014	3,593	2,268	572	15	14,107
Other operating leases	856	1,318	745	442	196	57	3,614
Purchase obligations (network costs)	2,155	—	—	—	—	—	2,155

	$19,415	$16,283	$136,277	$50,505	$4,425	$72	$226,977

     The 3% convertible senior debentures listed above mature on March 15, 2024. We may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require us to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019, so we have included the principal amount of the Debentures in the 2009 column above. The holders of the Debentures will also have the ability to require us to purchase the Debentures in the event that we undergo a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon.
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
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of June 30, 2007, we were not involved in any SPE transactions.
Forward-Looking Statements
     We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-Q that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “goals,” “plans,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:
•	impact of federal, state and local telecommunications regulations, decisions and related litigation, and our ability to obtain ILEC network elements and facilities at reasonable rates;

•	continuing deployment of LPVA and our ability to bundle our data services with the voice services of EarthLink and other alternative voice providers;

•	timing of our cash flows;

•	extent to which customers purchase our services;

•	relationships with our strategic partners and other potential third parties;

•	pricing for our services in the future;

•	plans regarding new financing arrangements;

•	our ability to increase our revenues and the margins we generate on our service offerings;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including improvements in cash flow from operating activities, our selling, general and administrative expenses, adequacy of our cash reserves, and the number of anticipated installed lines;

•	plans to increase sales of value-added services, like e-mail, security, web hosting and fixed wireless;

•	anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	feasibility of alternative access solutions, like fixed wireless;

•	effects of litigation currently pending; and

•	other statements contained in this Report on Form 10-Q regarding matters that are not historical facts

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
(All dollar amounts are presented in thousands)
     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate and short-term nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of June 30, 2007 is fixed-rate debt.
     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of June 30, 2007:

	Carrying Value	Interest Rate
Cash and cash equivalents	$34,643	2.50%
Short-term investments in debt securities	18,708	1.50%
Restricted cash and cash equivalents	12,202	0.96%

	$65,553

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
     Changes in Internal Controls.
     For the fiscal quarter covered by this report, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
     Our Board of Directors appointed a special investigative committee, which initially consisted of L. Dale Crandall and Hellene Runtagh, to investigate the allegations made by Mr. Khanna. Richard Jalkut was appointed to this committee shortly after he joined our Board of Directors. This committee retained an independent law firm to assist in its investigation. Based on this investigation, the committee concluded that Mr. Khanna’s allegations were without merit and that it would not be in our best interest to commence litigation based on these allegations. The committee considered, among other things, that many of Mr. Khanna’s allegations were not accurate, that certain allegations challenged business decisions lawfully made by management or the Board, that the transactions challenged by Mr. Khanna in which any director had an interest were approved by a majority of disinterested directors in accordance with Delaware law, that the challenged director and officer representations to the auditors were true and accurate, and that Mr. Khanna was not relieved of his duties as a result of retaliation for alleged whistleblowing or racial or national origin discrimination. Mr. Khanna has disputed the committee’s work and the outcome of its investigation.
     After the committee’s findings had been presented and analyzed, we concluded in January 2003 that it would not be appropriate to continue Mr. Khanna on paid leave status, and determined that there was no suitable role for him at Covad. Accordingly, he was terminated as an employee of Covad.
     Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative lawsuit against our current and former directors in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on our behalf from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek to invalidate our election of directors in 2002, 2003 and 2004 because they claim that our proxy statements were misleading. On May 9, 2006, the court dismissed several of the claims for breach of fiduciary duty as well as the claims relating to our proxy statements. The court also determined that Mr. Khanna could no longer serve as a plaintiff in this matter. The litigation with respect to the remaining claims is still pending, and we are unable to predict the outcome of this lawsuit.
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
     Our services are subject to federal, state and local government regulations. For example, we and our resellers are dependent on certain provisions of the 1996 Telecommunications Act to procure certain facilities and services from the RBOCs that are necessary to provide our services. As a result, our business is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from state PUCs.
     Over the last several years the FCC has made substantial changes to the regulatory environment in which we operate. The FCC’s August 21, 2003 Triennial Review Order and its release of further changes to its network unbundling rules on February 4, 2005, limited, and in some cases eliminated our access to some of the network elements that we use to operate our business. These orders were challenged by several parties, but in June 2006 the U.S. Court of Appeals for the District of Columbia Circuit affirmed the FCC’s rules. Where we no longer have regulated access to network elements, our costs have increased and are likely to continue to increase as a result of these orders and we may be unable to profitably offer some of our services. We may be unable to adapt to the changed regulatory environment, in its current form, or to future changes, whether resulting from these orders or from subsequent action by Congress, state legislatures, the courts, the FCC, or other regulatory authorities.
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

     Most recently, on September 6, 2006, Verizon filed petitions at the FCC requesting forbearance from the regulatory requirement to provide competitors access to lines and transport at cost-based rates in Boston, New York, Philadelphia, Pittsburgh, Providence, and Virginia Beach. Qwest filed similar petitions on April 27, 2007, with respect to Denver, Seattle, Minneapolis and Phoenix. Ongoing access to these network elements at cost-based rates is material to our ability to profitably offer our services. The FCC is required to act on the Verizon petitions by December 2007 and the Qwest petitions by April 2008. If the FCC grants the Verizon and Qwest petitions, in whole or in part, it could significantly increase the costs of providing our services and have a material adverse effect on our financial results.
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
     The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for 57.7% of our net revenues for the three and six months ended June 30, 2007. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.
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
     Our business plan is based partly on our ability to provide local and long distance voice services at a lower rate than our competitors. We expect price competition to increase in the VoIP market due to increasing emphasis on VoIP by the local telephone companies and new entrants to the VoIP market. Because networks using VoIP technology can be deployed with less capital investment than traditional networks, there are lower barriers to entry in this market and it may be easier for new competitors to emerge. Increasing competition may cause us to no longer offer our current VoIP services or lower our prices, or it may make it more difficult to attract and retain customers.
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
     We believe our current cash, cash equivalents, and short-term investments in debt securities should be sufficient to meet our anticipated cash needs for working capital and capital expenditures, at least through June 30, 2008. Our business plan is based upon several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If actual events differ from these assumptions, we may be required to alter our business plan to reflect these changes. We will continue to monitor events to determine if such adjustments to our business plan are appropriate.

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
     We must increase the volume of Internet, data and voice transmission on our network in order to realize the anticipated cash flow, operating efficiencies and cost benefits of our network. If we do not add new customers and maintain our relationships with current customers, we may not be able to substantially increase traffic on our network, which would adversely affect our ability to become profitable. To accomplish this strategy, we must, among other things:
•	acquire new end-users at a reasonable cost of acquisition;

•	efficiently deploy LPVA services under our agreement with EarthLink;

•	enter into and maintain agreements with the RBOCs or obtain favorable regulatory rulings that provide us with access to unbundled network elements on terms and conditions that allow us to profitably sell our consumer services;

•	upgrade our network to improve reliability and remain competitive;

•	efficiently expand fixed wireless broadband services;

•	expand our direct sales capability and infrastructure in a cost-effective manner; and

•	continue to implement and improve our management information systems, including our client ordering, provisioning, dispatch, trouble ticketing, customer billing, accounts receivable, payable tracking, collection, fixed assets, transaction-based taxes and other management information systems.
     Our growth has placed, and will continue to place, significant demands on our management and operations. Our customers are using increasing amounts of bandwidth as they use applications like VoIP and streaming video. We expect to replace equipment in our network as it becomes obsolete, implement system upgrades, new software releases and other enhancements which will require additional expenditures and may cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers’ expectations. We expect these demands may require increased outsourcing of our functions to third parties. We may be unable to do this successfully, in which case we could experience an adverse effect on our financial performance.
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

If our internal control over financial reporting does not comply with the requirements of the Sarbanes-Oxley Act, our business, reputation and stock price could be adversely affected.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual reports. Section 404 and other regulatory provisions also requires our independent registered public accounting firm to annually attest to, and report on, the effectiveness of our internal control over financial reporting.
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
     Although the majority of our revenue comes from resellers who purchase our services, sales of services directly to end-user customers represent a significant and growing part of our business. As we expand our direct business, we face multiple challenges. These challenges include, but are not limited to, our ability to:
•	recruit, hire and train additional direct sales teams;

•	reduce our cost of acquiring new customers;

•	improve our provisioning, network management and monitoring and billing systems;

•	manage expanding and increasingly diverse distribution channels;

•	effectively manage additional vendors; and

•	continue to enhance our network and improve our services.
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
     As a result of our acquisition of NextWeb and the assets of DataFlo in 2006, we now offer fixed broadband wireless service to a small portion of our customers. Fixed broadband wireless services are not as widely used as our DSL and T-1 services, which creates several unique challenges. First, there are fewer providers of equipment that we need to provide this service and the providers that exist are smaller than our traditional providers of network equipment. This may result in shortages of the equipment that we require or may cause us to pay more for this equipment. Second, our fixed wireless service uses pre-WiMax equipment. WiMax is a set of specifications for wireless equipment and services that will encourage the interoperability of solutions from different suppliers. We currently plan to gradually upgrade our fixed wireless network to the WiMax standard when this equipment is available, which will require additional capital expenditures.
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
     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of $50,002 as of June 30, 2007. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We perform an annual impairment review of our goodwill during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     On June 7, 2007 we held our Annual Meeting of Stockholders. Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.
     Proposal 1 — The election of three Class II directors to serve on our Board of Directors for a term to expire at the third succeeding annual meeting (expected to be the 2010 annual meeting) and until their successors are elected and qualified.

Name	For	Withheld
L. Dale Crandall	245,610,563	22,886,891
Diana Leonard	245,424,190	23,073,264
Robert Neumeister	245,587,956	22,909,498
     Proposal 2 — Approval of Covad’s 2007 Equity Incentive Plan: 83,025,492 votes in favor, 21,315,989 votes against and 1,851,136 votes abstained.
     Proposal 3 — Ratification of independent registered public accounting firm, PricewaterhouseCoopers LLP, for the 2007 fiscal year: 260,399,826 votes in favor, 5,310,312 votes against and 2,787,316 votes abstained.
ITEM 5. Other Information
     None

ITEM 6. Exhibits

			Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.1	Covad Communications Group, Inc 2007 Equity Incentive Plan	8-K	001-32588	6/12/07	10.1

10.2	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Award Agreement	8-K	001-32588	6/12/07	10.2

10.3	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Restricted Stock Award and Restricted Share Agreement	8-K	001-32588	6/12/07	10.3

10.4	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Bonus Award	8-K	001-32588	6/12/07	10.4

10.5	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Restricted Stock Unit Award and Award Agreement	8-K	001-32588	6/12/07	10.5

10.6	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Appreciation Right Award and Award Agreement	8-K	001-32588	6/12/07	10.6

10.7	Indemnification Agreement between Covad Communications Group, Inc. and Justin Spencer	8-K	001-32588	4/17/07	10.1

10.8	Amendment No. 2 to Loan and Security Agreement	8-K	001-32588	4/26/07	10.1

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a)					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN Charles E. Hoffman
President, Chief Executive
Officer and Director

Date: August 2, 2007

	By:	/s/ JUSTIN SPENCER Justin Spencer
Senior Vice President and
Date: August 2, 2007		Chief Financial Officer

			Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
10.1	Covad Communications Group, Inc 2007 Equity Incentive Plan	8-K	001-32588	6/12/07	10.1

10.2	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Award Agreement	8-K	001-32588	6/12/07	10.2

10.3	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Restricted Stock Award and Restricted Share Agreement	8-K	001-32588	6/12/07	10.3

10.4	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Bonus Award	8-K	001-32588	6/12/07	10.4

10.5	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Restricted Stock Unit Award and Award Agreement	8-K	001-32588	6/12/07	10.5

10.6	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Appreciation Right Award and Award Agreement	8-K	001-32588	6/12/07	10.6

10.7	Indemnification Agreement between Covad Communications Group, Inc. and Justin Spencer	8-K	001-32588	4/17/07	10.1

10.8	Amendment No. 2 to Loan and Security Agreement	8-K	001-32588	4/26/07	10.1

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a)					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.