Form 10-Q
period 2007-09-30
COVAD COMMUNICATIONS GROUP INC
filed 2007-11-02
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
     As of October 29, 2007, 2007 there were 298,024,151 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollar and share amounts are presented in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2007	2006
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$43,576	$46,279
Short-term investments in debt securities	12,072	15,793
Restricted cash and cash equivalents	8,534	19,578
Accounts receivable, net	35,625	31,151
Unbilled revenues	2,735	2,567
Inventories	2,701	3,602
Prepaid expenses and other current assets	4,221	4,979

Total current assets	109,464	123,949
Property and equipment, net	72,300	87,586
Collocation fees and other intangible assets, net	16,604	22,768
Goodwill	50,002	50,002
Deferred costs of service activation	25,920	24,268
Deferred debt issuance costs, net	2,623	3,823
Other long-term assets	1,765	912

Total assets	$278,678	$313,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,580	$34,189
Accrued compensation	10,451	14,539
Accrued collocation and network service fees	15,643	15,594
Accrued transaction-based taxes	7,708	7,754
Collateralized and other customer deposits	4,379	5,585
Unearned revenues	6,327	6,528
Loan payable to bank	6,100	6,100
Other accrued liabilities	9,651	11,381

Total current liabilities	89,839	101,670
Long-term debt	172,461	167,240
Unearned revenues	38,859	39,506
Other long-term liabilities	3,828	2,538

Total liabilities	304,987	310,954

Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value; 590,000 shares authorized; 298,021 shares issued and outstanding at September 30, 2007 (296,877 shares issued and outstanding at December 31, 2006)	298	297
Common stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	1,736,490	1,734,124
Accumulated other comprehensive income (loss)	(4)	3
Accumulated deficit	(1,763,093)	(1,732,070)

Total stockholders’ equity (deficit)	(26,309)	2,354

Total liabilities and stockholders’ equity (deficit)	$278,678	$313,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollar and share amounts are presented in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues, net	$121,878	$118,562	$362,613	$354,848
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	86,950	83,410	262,081	244,149
Benefit from federal excise tax adjustment	—	—	—	(19,455)
Selling, general and administrative	25,064	31,259	84,853	98,113
Depreciation and amortization of property and equipment	10,137	8,210	31,943	24,938
Amortization of collocation fees and other intangible assets	2,322	2,502	7,016	7,538
Provision for post-employment benefits	66	186	1,423	1,460

Total operating expenses	124,539	125,567	387,316	356,743

Loss from operations	(2,661)	(7,005)	(24,703)	(1,895)

Other income (expense), net:
Interest income	633	959	2,144	3,063
Interest expense	(2,856)	(2,730)	(8,522)	(6,784)
Miscellaneous income (expense), net	(20)	76	58	109

Other income (expense), net	(2,243)	(1,695)	(6,320)	(3,612)

Net loss	$(4,904)	$(8,700)	$(31,023)	$(5,507)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.10)	$(0.02)

Weighted-average number of common shares outstanding used in computing basic and diluted per share amounts	298,013	295,604	297,302	288,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(All dollar amounts are presented in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating Activities:
Net loss	$(31,023)	$(5,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts, net	386	144
Benefit from federal excise tax adjustment	—	(19,455)
Depreciation and amortization	38,959	32,476
Loss on disposition of property and equipment	84	—
Stock-based compensation expense	1,618	2,337
Amortization of deferred customer incentives	506	569
Amortization of deferred debt issuance costs	1,200	1,215
Accretion of interest on investments, net	(231)	(138)
Other non-cash items	(300)	—
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition:
Accounts receivable	(4,860)	(6,713)
Unbilled revenues	(168)	(260)
Inventories	901	1,706
Prepaid expenses and other current assets	762	30
Deferred costs of service activation	(1,652)	152
Other long-term assets	(1,382)	—
Accounts payable	(374)	7,368
Collateralized and other customer deposits	(1,206)	(10,725)
Redemption of collateralized customer deposit	—	(33,538)
Other liabilities	1,653	(59)
Unearned revenues	(848)	(2,280)

Net cash provided by (used in) operating activities	4,025	(32,678)

Investing Activities:
Restricted cash and cash equivalents, net	11,044	(19,171)
Purchase of short-term investments in debt securities	(24,255)	(18,834)
Maturities of short-term investments in debt securities	28,200	18,500
Purchase of property and equipment	(21,003)	(37,366)
Proceeds from sale of property and equipment	23	60
Payment of collocation fees and purchase of other intangible assets	(852)	(3,056)
Payment in connection with business and asset acquisitions, net of cash acquired	(177)	(3,187)
Other long-term assets	23	(511)

Net cash used in investing activities	(6,997)	(63,565)

Financing Activities:
Proceeds from the issuance of senior secured note, net of issuance costs	—	38,457
Proceeds from utilization of credit facility	18,300	12,200
Principal payments on credit facility	(18,300)	(6,100)
Principal payment of long-term debt	—	(1,031)
Principal payments under capital lease obligations	(780)	(349)
Payment of issuance costs related to credit facility	—	(651)
Proceeds from the issuance of common stock, net of issuance costs	1,049	14,695

Net cash provided by financing activities	269	57,221

Net decrease in cash and cash equivalents	(2,703)	(39,022)
Cash and cash equivalents at beginning of period	46,279	84,291

Cash and cash equivalents at end of period	$43,576	$45,269

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$4,052	$3,956

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Interest obligation settled with the issuance of additional convertible long-term notes	$5,221	$2,240

Equipment purchased through capital leases	$1,467	$—

Common stock issued for acquisition of business	$—	$16,314

Accrued equipment purchases	$3,139	$6,024

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to state fairly the condensed consolidated financial statements of the Company have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     The Company has incurred losses and negative cash flows from operations for the last several years and has an accumulated deficit of $1,763,093 as of September 30, 2007. For the nine months ended September 30, 2007, the Company recorded a net loss of $31,023 and generated cash flow from operations of $4,025. As of September 30, 2007, the Company had $43,576 in cash and cash equivalents, $12,072 in short-term investments, and $8,534 in restricted cash and cash equivalents. The sum of these balances amounted to $64,182. Over the last two years, the Company reduced its total workforce by 26% and incurred expenditures to automate several of its business processes to improve its cost structure. In addition, as described in Note 5 — “Long-Term Debt,” the Company obtained a $50,000 revolving credit facility from a bank in April 2006, which was renewed in April 2007. As a result of these actions the Company expects it will have sufficient liquidity to fund its operations at least through September 30, 2008. However, adverse business, legal, regulatory or legislative developments may require the Company to raise additional capital, obtain additional funds from debt financing, raise its prices or substantially decrease its cost structure. The Company also recognizes that it may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and the Company is unable to raise additional capital or obtain additional liquidity, then the Company’s financial condition will be adversely affected.
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

     Benefit from federal excise tax adjustment — In 2004, the Company ceased the accrual of the Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because it determined it should not be subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. That determination prospectively removed the “probable” condition required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 5 to accrue a contingent liability. The Company did not reverse the liability of $19,455 that was previously accrued, because the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS No. 5. The criteria for reversing the liability for the tax is met when: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that the Company is not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. The services the Company purchased for which it accrued FET do not fall under the definition of local telephone service. Therefore, the Company had determined that (i) IRS Notice 2006-50 resolved the uncertainty around the applicability of the tax to those telecommunications services, and (ii) meets one of the criteria stated above for reversing the accrued liability of $19,455. Consequently, the Company reversed such liability during the nine months ended September 30, 2006, which decreased the Company’s net loss by $19,455, or $0.07 per share.
     For the three months ended September 30, 2007, the Company reduced its estimated liabilities for transaction-based taxes as a result of the expiration of the statute of limitations for such taxes. This change in accounting estimate decreased the Company’s cost of sales and its net loss by $707 ($0.00 per share) for the three months ended September 30, 2007. For the nine months ended September 30, 2007, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses, and its net loss by $1,468, $215, and $1,683 ($0.01 per share), respectively, for the nine months ended September 30, 2007. In addition, for the nine months ended September 30, 2007, the Company reduced its estimated liabilities for network costs as a result of a settlement with one of its vendors reached in July 2007. This change in accounting estimate decreased the Company’s cost of sales and its net loss by $2,748 ($0.01 per share) for the nine months ended September 30, 2007.
     For the three months ended September 30, 2006, the Company reduced its estimated liabilities for transaction-based taxes as a result of the expiration of the statute of limitations for such taxes. This change in accounting estimate decreased the Company’s cost of sales and its net loss by $435 ($0.00 per share), for the three months ended September 30, 2006. For the nine months ended September 30, 2006, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses and net loss by $2,972, $1,346 and $4,318 ($0.02 per share), respectively, for the nine months ended September 30, 2006.
Restricted Cash and Cash Equivalents
     As of September 30, 2007 and December 31, 2006, the Company held $8,534 and $19,578, respectively, in money market securities and mutual funds, which are classified as restricted cash. These funds primarily consist of the remaining portion of the $50,000 that the Company received in March 2006 as a result of a strategic agreement with EarthLink, Inc. (“EarthLink”), as described in Note 5 — “Long-Term Debt.” Under the terms and conditions of the agreement with EarthLink, the proceeds received were to be used for various expenditures to enable the Company to deploy and offer line-powered voice access (“LPVA”) services, accordingly, such proceeds are classified as restricted cash. As the Company pays for expenditures related to this agreement, the Company will continue to reduce the balance of the restricted cash accordingly.

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
     As of September 30, 2007 and December 31, 2006 the $50,002 balance of goodwill in the Company’s condensed consolidated balance sheets was allocated to the Direct segment.
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
     On May 27, 2005, the Company entered into a strategic agreement with EarthLink to develop and deploy the Company’s LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company agreed to use exclusively for expenditures related to the development and deployment of its LPVA services. Consequently, the Company classified the unused cash balance of the prepayment as restricted cash and cash equivalents. As of December 31, 2006 and September 30, 2007, proceeds associated with this prepayment were utilized towards expenditures related to the provision of the LPVA services. As of September 30, 2007, the remaining amount of the prepayment is classified as a current liability in collateralized and other customer deposits based on the expected billings over the next twelve months. As the Company provides the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to its condensed consolidated financial statements) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold for this period may be greater or less than this estimated amount.
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
     Diluted net loss per share amounts are computed in the same manner as basic net loss per share amounts, except that the weighted-average number of common shares outstanding computed for basic net loss per share is increased by the weighted-average number of common shares resulting from the (i) purchase of shares under the Company’s employee stock purchase program, and exercise of stock options and warrants using the treasury stock method, and (ii) conversion of convertible debt instruments. Equity instruments are excluded from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments would not be dilutive to net loss per share. In applying the treasury stock method for dilutive stock-based compensation arrangements, the assumed proceeds are computed as the sum of (i) the amount, if any, the employee must pay upon exercise, (ii) the amounts of compensation cost attributed to future services and not yet recognized, and (iii) the amount of tax benefits (both deferred and current), if any, that would be credited to additional paid-in capital assuming exercise of the options. In addition, in computing the dilutive effect of convertible securities, net loss is adjusted to add back the after-tax amount of interest expensed in the period associated with any convertible debt.
     For the three and nine months ended September 30, 2007 and 2006, the weighted-average number of common shares outstanding used in the computations of diluted net loss per share is the same as basic because the impact of (i) the assumed exercise of outstanding stock options and warrants, and (ii) the assumed conversion of convertible debentures and notes is not dilutive.
     As stated above, the Company excludes equity instruments from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments would not be dilutive to net loss per share. Accordingly, certain equity instruments have been excluded from the calculation of diluted weighted-average shares. The type and number of these equity instruments that were excluded from the computation of diluted net loss per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options	23,213	23,334	23,213	23,334
Options under employee stock purchase plan	800	911	800	911
Warrants	6,514	6,514	6,514	6,514
Common shares issuable under the assumed conversion of convertible debentures and notes	64,897	62,089	64,897	62,089

Comprehensive Loss
     Components of the Company’s comprehensive loss for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(4,904)	$(8,700)	$(31,023)	$(5,507)
Unrealized gains (loss) on available-for-sale securities	(2)	1	(7)	5

Comprehensive loss	$(4,906)	$(8,699)	$(31,030)	$(5,502)

Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is evaluating if it will elect to measure these instruments and other items at fair value.
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
     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007 and such adoption did not have an impact to its financial statements.

Risks and Uncertainties
     Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cash flows and cause actual results to vary materially from historical results include, but are not limited to:
•	changes in government policy, regulation and enforcement or adverse judicial or administrative interpretations and rulings or legislative action including, but not limited to, changes that affect the continued availability of the unbundled network elements of the local exchange carriers’ networks and the costs associated therewith;

•	the Company’s dependence on the availability and functionality of the networks of the incumbent local exchange carriers;

•	ability to generate cash flows or obtain adequate financing;

•	recoverability of Company’s assets;

•	events that may trigger change in control provisions;

•	increased price competition in local and long distance services, including bundled services, and overall competition within the telecommunications industry; and

•	adverse determinations in certain litigation matters.
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
     Revenues earned for which the Company has not billed the customer are recorded as “Unbilled revenues” in the Company’s condensed consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the condensed consolidated balance sheets caption “Unearned revenues.” Included in revenues are FUSF charges billed to customers aggregating $2,179 and $6,256 for the three and nine months ended September 30, 2007, respectively, and $1,725 and $5,196 for the three and nine months ended September 30, 2006, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues with corresponding amounts included in cost of sales.
     The Company recognizes up-front fees associated with service activation, which includes set-up fees and revenue from sales of CPE, using the straight-line method, over the expected term of the customer relationships, which ranges from 24 to 48 months. The Company includes revenue from sales of CPE and the set-up fees for service activation as up-front fees because neither is considered a separate unit of accounting. The Company treats the incremental direct costs of service activation, which consist principally of CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts that are no greater than the aggregate up-front fees that are deferred. These deferred incremental direct costs are amortized to operations using the straight-line method over the expected term of the customer relationships.

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
     In October 2007 the Company received notification from one of its key wholesale customers that it was disputing amounts charged by the Company aggregating approximately $2,600. The Company is in the initial phase of evaluating the claims made and has not had substantive discussions with the customer.  Based upon the initial evaluation of the claims, the Company believes that the charges billed were in accordance with its contractual arrangement with the customer. Because the matter is in its early phases the Company is unable to predict the ultimate outcome of these disputes.
     Accounts receivable consisted of the following:

	September 30, 2007	December 31, 2006
Gross accounts receivable	$38,457	$34,123
Allowance for service credits	(2,560)	(2,729)
Allowance for bad debts	(272)	(243)

Accounts receivable, net	$35,625	$31,151

Significant Customers
     For the three and nine months ended September 30, 2007, the Company’s 30 largest wholesale customers, in each such period, collectively accounted for 90.0% and 90.4%, respectively, of the Company’s total wholesale net revenues, and 56.6% and 57.3%, respectively, of the Company’s total net revenues. For the three and nine months ended September 30, 2006, the Company’s 30 largest wholesale customers, in each such period, collectively accounted for 91.1% and 90.8%, respectively, of the Company’s total wholesale net revenues, and 60.1% and 60.9%, respectively, of the Company’s total net revenues. As of September 30, 2007 and December 31, 2006, receivables from these customers collectively accounted for 55.2% and 53.1%, respectively, of the Company’s gross accounts receivable balance.
     For the three and nine months ended September 30, 2007 and 2006, two of the Company’s wholesale customers, AT&T and EarthLink, individually accounted for more than 10% of the Company’s total net revenues. AT&T accounted for 12.0% and 12.5% for the three and nine months ended September 30, 2007, respectively, and for 14.0% and 14.3% for the three and nine months ended September 30, 2006, respectively. EarthLink accounted for 11.8% and 11.3% for the three and nine months ended September 30, 2007, respectively and for 10.6% and 11.4% for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007 and December 31, 2006, accounts receivable from AT&T individually accounted for 13.5% and 10.5%, respectively, of the Company’s gross accounts receivables. As of September 30, 2007 and December 31, 2006, accounts receivable from EarthLink individually accounted for 14.3% and 12.8%, respectively, of the Company’s gross accounts receivables. No other individual customer accounted for more than 10% of the Company’s total net revenues for the three and nine months ended September 30, 2007 and 2006.

Wholesaler Financial Difficulties
     For the three and nine months ended September 30, 2007, the Company issued billings to its financially distressed customers aggregating $611 and $1,793, respectively, which were not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings, as compared to the corresponding amounts of $512 and $1,701 for the three and nine months ended September 30, 2006, respectively. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $546 and $1,514 for the three and nine months ended September 30, 2007, respectively, and $650 and $1,861 for the three and nine months ended September 30, 2006, respectively. Revenues from customers that filed for bankruptcy accounted for 0.2% and 0.1%, respectively, of the Company’s total net revenues for the three and nine months ended September 30, 2007, respectively, and 0.1% of the Company’s total net revenues for both the three and nine months ended September 30, 2006. As of September 30, 2007 and December 31, 2006, the Company had contractual receivables from its financially distressed customers totaling $642 and $470, respectively, which are not reflected in the accompanying condensed consolidated balance sheets as of such dates.
     The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to September 30, 2007, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of September 30, 2007, that the Company believes may be at risk of becoming financially distressed. For both, the three and nine months ended September 30, 2007, revenues from these customers collectively accounted for 1.8% of the Company’s total net revenues. For the three and nine months ended September 30, 2006, revenues from these customers collectively accounted for 11.1% and 11.0%, respectively, of the Company’s total net revenues. As of September 30, 2007 and December 31, 2006, receivables from these customers collectively accounted for 2.6% and 1.4%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to September 30, 2007, revenues from such customers will only be recognized when cash is collected, as described above.
3. Warrants
     On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares at $0.94 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive in 2003 and was recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believed that future revenues from AT&T would exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 152%; and a risk-free interest rate of 3.36%. None of these warrants had been exercised or had expired as of September 30, 2007. Such warrants were fully amortized as of December 31, 2006.
     On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase shares of the Company’s common stock as follows: 1,500 shares at $1.06 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 156%; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive in 2002 and was recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants had been exercised or had expired as of September 30, 2007. As of September 30, 2007 and December 31, 2006 the unamortized amount of the warrants was $0 and $506, respectively.

     Other warrants for the purchase of 14 shares of the Company’s common stock were outstanding as of September 30, 2007. Such warrants are exercisable at purchase prices ranging from $0.01 to $2.13 per share and are fully vested as of September 30, 2007. Unless exercised, all such warrants will expire between October 2007 and March 2008.
     The Company recorded amortization on the above described warrants in the amount of $127 and $506 for the three and nine month periods ended September 30, 2007, respectively, and $190 and $569 for the three and nine months ended September 30, 2006, respectively.
4. Post-Employment Benefits
     During the nine months ended September 30, 2007, the Company reduced its workforce by 70 employees, which represented 7.0%, of the Company’s workforce. During the three and nine months ended September 30, 2006, the Company reduced its workforce by 6 and 54 employees, respectively, which represented 0.6% and 5.2%, respectively, of the Company’s workforce. For the three and nine months ended September 30, 2007 and 2006, the reductions covered employees in the areas of sales and marketing, operations and corporate functions.
     In connection with the reductions in its workforce, the Company recorded charges to operations for the three and nine months ended September 30, 2007 of $66 and $1,423, respectively, relating to employee severance benefits. For the three and nine months ended 2007, the Company paid severance benefits of $626 and $1,398, respectively, in respect to the 2007 severance benefits. The Company expects to pay the remainder of severance benefits accrued as of September 30, 2007 during the three months ending December 31, 2007. Expenses associated with the reductions in the Company’s workforce, for the three and nine months ended September 30, 2007, were $0 and $435, respectively, related to the Wholesale business segment, and $15 and $490, respectively, related to the Direct business segment. The remaining $51 and $498 were related to the Company’s Corporate Operations for the three and nine months ended September 30, 2007, respectively.
     For the three and nine months ended September 30, 2006, the Company recorded employee severance benefits of $186 and $1,460, respectively. For the three and nine months ended September 30, 2006, the Company paid severance benefits of $380 and $1,325, respectively. The remaining amount of severance benefits was fully paid during 2006 in respect to the 2006 severance benefits. Expenses associated with the reductions in the Company’s workforce, for the three and nine months ended September 30, 2006, were $41 and $197, respectively, related to the Wholesale segment, and $151 and $377, respectively, related to the Direct segment. The remaining $(6) and $886 in expenses (reversals) associated with these reductions in force were related to the Company’s Corporate Operations for the three and nine months ended September 30, 2006, respectively.
5. Long-Term Debt
12% Senior Secured Convertible Notes
     On March 15, 2006, the Company entered into a strategic agreement with EarthLink to further build and deploy the Company’s LPVA services. The transaction contemplated by such agreement was consummated on March 29, 2006. In conjunction with the agreement, the Company received from EarthLink (i) $10,000 in exchange for 6,135 shares of the Company’s common stock, and (ii) $40,000 in exchange for a 12% senior secured convertible note (“Note”). Principal on the Note is payable on March 15, 2011. EarthLink may require the Company to accelerate its repayment of the remaining principal amount of the Note in certain circumstances, such as if the Company undergoes a change in control or fails to meet specific service obligations to EarthLink. As of September 30, 2007, the Company was in compliance with such agreement. Interest on the Note is payable on March 15 and September 15 of each year and may be paid in cash or in additional notes of the Company, identical to and of the same series as the Note. The Note (i) is a general secured obligation of the Company, (ii) is collateralized by certain property and equipment purchased with the proceeds of the Note pursuant to the terms of a security agreement entered into between the Company and EarthLink, (iii) will rank without partiality in right of payment with all existing and future secured, unsubordinated indebtedness of the Company, and (iv) will be senior in right of payment to all unsecured indebtedness and subordinated indebtedness of the Company.
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
     On September 15, 2006, the Company settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to $2,240. As permitted by the Note, the Company settled the semi-annual interest due by issuing an additional note with the same terms as the original note. Similarly, on March 15 and September 15, 2007, the Company settled the semi-annual interest payment obligations of $2,534 and $2,687, respectively, on the convertible notes by issuing additional notes with the same terms as the original note.
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

Line of Credit
     On April 13, 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At the Company’s option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins. On April 20, 2007 the Company extended the maturity date of the Loan Agreement to April 19, 2009. As collateral for the loan under the Loan Agreement, the Company has granted security interests in substantially all of its real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. The Company has also provided a negative pledge on its intellectual property. As of September 30, 2007 and December 31, 2006, the Company issued irrevocable letters of credit aggregating $3,796 under this loan in favor of lessors of equipment and facilities and certain vendors. As of September 30, 2007 and December 31, 2006, the Company had an outstanding principal balance of $6,100, which carried an interest rate of 7.75% and 8.25%, respectively, plus a margin of 0.25%. Borrowings under the facility are limited by an amount of the Company’s eligible accounts receivable and cash. As of September 30, 2007, the Company had $37,287 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.
     The Loan Agreement imposes various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in a new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $35,000 per year for 2007 and 2008, subject to certain exceptions, such as capital expenditures that are related to the agreement with a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement requires the Company to maintain specified liquidity ratios and tangible net worth levels. As of September 30, 2007, the Company was in compliance with the above described limitations, covenants and conditions of the line of credit.
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
     On September 27, 2007, the Company entered into a settlement in the Khanna lawsuit. If the settlement is approved by the court, the Company will receive approximately $5,000 from certain of the Company’s current and former directors and a former investor (consisting primarily of Covad stock), net of plaintiffs’ counsel’s fee and certain costs. The settlement, if approved, will also result in the dismissal of the lawsuit with prejudice. The settlement expressly states that each defendant, including the Company, denies liability. Subject to final approval by the court, the settlement proceeds will be paid to the Company pursuant to the terms of the settlement. The Company has determined that the proposed settlement is in the best interests of the Company and its stockholders. The Stipulation of Settlement and related documents is on file with the Court of Chancery of the State of Delaware in and for New Castle County. The settlement is subject to and conditioned upon the Court’s final approval after public notice of the proposed settlement and expiration of the time for appeal from any orders approving the settlement.
     On October 31, 2007, the Company and the members of its Board of Directors were named as defendants in a purported class action lawsuit brought by William Forte (“Plaintiff”) in the Superior Court of California, County of Santa Clara. Plaintiff alleges breach of fiduciary duty by defendants in connection with the transaction contemplated by the Agreement and Plan of Merger, dated as of October 28, 2007, by and among the Company, Blackberry Holding Corporation and Blackberry Merger Corporation, as more fully described in Note 12 to the condensed consolidated financial statements. Plaintiff seeks certain equitable relief, including an injunction to prevent or unwind the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and the Company is unable to predict the ultimate outcome, but it intends to vigorously defend its positions in this matter.
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

Other Contingencies
     As of September 30, 2007, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company believes that such disputes will be resolved without a material adverse effect on its condensed consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying condensed consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s condensed consolidated financial position, results of operations or cash flows.
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
     The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 in 2003. In each of 2006, 2005 and 2004, the Company determined that it did not owe portions of this tax, in the amounts of $2,103, $419 and $3,079, respectively, as a result of the expiration of the statute of limitations, and consequently, the Company released these amounts as a benefit to operations. For the nine months ended September 30, 2007, the Company determined that it does not owe the remaining liability of $330 as a result of the expiration of the statute of limitations, and consequently, the Company released this amount as a benefit to operations.
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

7.  Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R. As a result of the adoption, the Company’s net loss for the three and nine months ended September 30, 2007 includes $519 and $1,611, respectively, of stock-based compensation, of which $421 and $1,278, respectively, relates to the Company’s employee stock option plans, and $98 and $333, respectively, relates to the Company’s employee stock purchase plan. For the three and nine months ended September 30, 2007, $219 and $664, respectively, of the total stock-based compensation was recorded in cost of sales and $300 and $947, respectively, in selling, general and administrative expenses. For the three and nine months ended September 30, 2006, the Company’s net loss includes $785 and $2,286, respectively, of stock-based compensation, of which $466 and $1,247, respectively, relates to the Company’s employee stock option plans, and $319 and $1,039, respectively, relates to the Company’s employee stock purchase plan. For the three and nine months ended September 30, 2006, $318 and $930, respectively, of the total stock-based compensation was recorded in cost of sales and $467 and $1,356, respectively, in selling, general and administrative expenses. The Company did not recognize and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards. The Company did not capitalize any portion of its stock-based compensation cost for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, the Company capitalized a portion of its stock-based compensation cost, or approximately $62 and $70, respectively.
     For the three and nine months ended September 30, 2007, the Company granted 241 and 4,176, respectively, stock options with an estimated total grant-date fair value of $86 and $2,575, respectively. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $24 and $804, respectively. The weighted-average grant-date fair value of options granted for the three and nine months ended September 30, 2007 was $0.36 and $0.62, respectively. For the three and nine months ended September 30, 2006, the Company granted 901 and 5,293, respectively, stock options with an estimated total grant-date fair value of $880 and $5,162, respectively. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $175 and $1,066, respectively. The weighted-average grant-date fair value of options granted for the three and nine months ended September 30, 2006 was $0.98. As of September 30, 2007 and 2006, the unrecorded deferred stock-based compensation balance related to stock options, adjusted for forfeitures, was $3,790 and $3,600, respectively, and will be recognized over an estimated weighted-average amortization period of 2.94 and 1.60 years, respectively.
     For the three and nine months ended September 30, 2007 and 2006, the Company granted 800 and 1,990, respectively, stock options under the Company’s 2003 Employee Stock Purchase Plan (“2003 ESPP”) with an estimated total grant-date fair value of $195 and $617, respectively. For the three and nine months ended September 30, 2006, the Company granted 911 and 2,782, respectively, stock options under the Company’s 2003 ESPP with an estimated total grant-date fair value of $640 and $1,246, respectively. The weighted-average grant-date fair value of options under the Company’s 2003 ESPP granted for the three and nine months ended September 30, 2007 was $0.24 and $0.31 per share, respectively. The weighted-average grant-date fair value of options under the Company’s 2003 ESPP granted for the three and nine months ended September 30, 2006 was $0.70 and $0.45 per share, respectively. As of September 30, 2007 the unrecorded deferred stock-based compensation balance related to the 2003 ESPP was $98, and will be recognized over an estimated weighted-average amortization period of three months.
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

     The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

	Stock Options		Employee Stock Purchase Plan
	Three months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Expected life of options in years	3.5	3.4	0.5	0.5
Volatility	60.20%	82.70%	46.90%	65.60%
Risk-free interest rate	4.07%	4.59%	4.08%	5.01%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

	Stock Options		Employee Stock Purchase Plan
	Nine months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Expected life of options in years	3.5	3.4	0.5	0.5
Volatility	64.33%	84.50%	50.63%	69.8%
Risk-free interest rate	4.53%	4.80%	4.79%	5.00%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
     The following table summarizes stock option activity as of and for the nine months ended September 30, 2007:

	Number of Shares of	Option Price per	Weighted-Average
	Common Stock	Share	Exercise Price
Balance as of December 31, 2006	23,082	$0.350 - $149.79	$4.31
Granted	4,176	$0.670 - $ 1.360	$1.13
Exercised	(213)	$0.350 - $ 1.280	$0.65
Cancelled, expired and forfeited	(3,832)	$0.360 - $63.333	$8.64

Balance as of September 30, 2007	23,213	$0.350 - $149.79	$3.06

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
     Segment information, including a reconciliation to the respective balances in the Company’s condensed consolidated financial statements, as of and for the three and nine months ended September 30, 2007 and 2006 are as follows:

			Total	Corporate	Consolidated
As of and for the three months ended September 30, 2007:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$76,614	$45,264	$121,878	$—	$121,878
Cost of sales (exclusive of depreciation and amortization)	48,501	26,224	74,725	12,225	86,950
Selling, general and administrative	1,908	5,941	7,849	17,215	25,064
Depreciation and amortization	—	—	—	12,459	12,459
Provision for post-employment benefits	—	15	15	51	66

Income (loss) from operations	26,205	13,084	39,289	(41,950)	(2,661)
Other income (expense), net	—	—	—	(2,243)	(2,243)

Net income (loss)	$26,205	$13,084	$39,289	$(44,193)	$(4,904)

Total assets	$41,219	$23,061	$64,280	$214,398	$278,678

			Total	Corporate	Consolidated
As of and for the three months ended September 30, 2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$78,216	$40,346	$118,562	$—	$118,562
Cost of sales (exclusive of depreciation and amortization)	46,535	23,377	69,912	13,498	83,410
Selling, general and administrative	1,721	8,519	10,240	21,019	31,259
Depreciation and amortization	—	—	—	10,712	10,712
Provision for post-employment benefits	41	151	192	(6)	186

Income (loss) from operations	29,919	8,299	38,218	(45,223)	(7,005)
Other income (expense), net	—	—	—	(1,695)	(1,695)

Net income (loss)	$29,919	$8,299	$38,218	$(46,918)	$(8,700)

Total assets	$40,514	$23,451	$63,965	$256,600	$320,565

			Total	Corporate	Consolidated
As of and for the nine months ended September 30, 2007:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$229,994	$132,619	$362,613	$—	$362,613
Cost of sales (exclusive of depreciation and amortization)	144,440	79,056	223,496	38,585	262,081
Selling, general and administrative	5,817	21,607	27,424	57,429	84,853
Depreciation and amortization	—	—	—	38,959	38,959
Provision for post-employment benefits	435	490	925	498	1,423

Income (loss) from operations	79,302	31,466	110,768	(135,471)	(24,703)
Other income (expense), net	—	—	—	(6,320)	(6,320)

Net income (loss)	$79,302	$31,466	$110,768	$(141,791)	$(31,023)

			Total	Corporate	Consolidated
As of and for the nine months ended September 30, 2006:	Wholesale	Direct	Segments	Operations	Total
Revenues, net	$238,198	$116,650	$354,848	$—	$354,848
Cost of sales (exclusive of depreciation and amortization)	138,481	69,430	207,911	36,238	244,149
Benefit from federal excise tax adjustment	—	—	—	(19,455)	(19,455)
Selling, general and administrative	6,002	29,075	35,077	63,036	98,113
Depreciation and amortization	—	—	—	32,476	32,476
Provision for post-employment benefits	197	377	574	886	1,460

Income (loss) from operations	93,518	17,768	111,286	(113,181)	(1,895)
Other income (expense), net	—	—	—	(3,612)	(3,612)

Net income (loss)	$93,518	$17,768	$111,286	$(116,793)	$(5,507)

			Total	Corporate	Consolidated
As of December 31, 2006:	Wholesale	Direct	Segments	Operations	Total
Total assets	$35,795	$22,191	$57,986	$255,322	$313,308
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

     The Company accounted for the acquisition of NextWeb using the purchase method of accounting. Accordingly, the Company’s condensed consolidated financial statements as of September 30, 2007 and 2006, and for the three and nine months then ended, include the results of operations of NextWeb after the date of acquisition. The Company valued the common shares issued, for accounting purposes, at $1.06 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, October 4, 2005. All of the NextWeb stock options and warrants were vested and exercised before the acquisition. Consequently, there were no outstanding NextWeb stock options and warrants assumed in connection with the merger. Direct acquisition costs were included as elements of the total purchase cost.
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
     A member of the Company’s board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $39 and $124, respectively, for the three and nine months ended September 30, 2007, and $53 and $170, respectively, for the three and nine months ended September 30, 2006. Accounts receivables from TelePacific were $13 and $15 as of September 30, 2007 and December 31, 2006, respectively. In August 2006,

TelePacific acquired mPower Communications (“mPower”), which is also one of the Company’s vendors. The Company paid $128 and $414, respectively, to mPower for the three and nine months ended September 30, 2007. The Company paid $189 and $414, respectively, to mPower for the three and nine months ended September 30, 2006. Accounts payable to mPower were $40 and $51 as of September 30, 2007 and December 31, 2006, respectively.
     L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems (“BEA”), one of the Company’s vendors. The Company paid $0 and $556 to BEA for the three and nine months ended September 30, 2007. The Company paid $302 and $1,074 to BEA for the three and nine months ended September 30, 2006, respectively. There were no accounts payable to BEA as of September 30, 2007 or December 31, 2006.
     Charles Hoffman, the Company’s CEO, is a director of Chordiant Software (“Chordiant”), one of the Company’s vendors. The Company paid $0 and $255 to Chordiant for the three and nine months ended September 30, 2007. The Company paid $0 and $254 to Chordiant for the three and nine months ended September 30, 2006. There were no accounts payable to Chordiant as of September 30, 2007 or December 31, 2006. Charles Hoffman is also a director of Synchronoss Technologies, Inc. (“Synchronoss”), one of the Company’s vendors. The Company paid $21 and $53 to Synchronoss for the three and nine months ended September 30, 2007, respectively. The Company paid $75 to Synchronoss for the three and nine months ended September 30, 2006, respectively. Accounts payable to Synchronoss were $6 and $11 as of September 30, 2007 and December 31, 2006, respectively.
11. Income Taxes
     The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to be reversed. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company made no provision for income taxes in any periods presented in the accompanying condensed consolidated financial statements because it incurred net losses for the periods presented, or expect to incur net losses for the current year.
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

12. Subsequent Event
     On October 28, 2007, the Company entered into a Merger Agreement pursuant to which an affiliate of Platinum Equity, Blackberry Holding Corporation (“Blackberry”), will acquire all of the outstanding shares of the Company’s common stock at a price of $1.02 per share. The transaction is subject to the approval of the Company’s shareholders and the satisfaction of customary closing conditions, including the approval of the Federal Communications Commission and state public utility commissions in many of the states in which the Company operates and certain other conditions, including the absence of the occurrence of any material adverse effect on the Company prior to the consummation of the merger. These and other conditions are set forth in the Merger Agreement.
     Additionally, on October 28, 2007, in connection with the proposed merger, the Company and Mellon Investor Services, LLC entered into a Second Amendment to the Amended and Restated Stockholder Protection Rights Agreement (the “Rights Agreement Amendment”), which amends the Company’s Amended and Restated Stockholder Protection Rights Agreement, dated November 1, 2001, as amended (the “Rights Agreement”), to provide that Blackberry shall not be deemed an “Acquiring Person” under the Rights Agreement solely by virtue of the execution of the Merger Agreement or the consummation of the proposed merger.
     If the acquisition is terminated, under certain circumstances, the Company will be required to pay Blackberry a termination fee of $12,000. If all of the conditions set forth in the Merger Agreement are satisfied or waived and neither the Company nor Platinum elects to exercise its respective termination rights, the Merger will occur and the Company will become a wholly-owned subsidiary of Blackberry. Accordingly, this quarterly report on Form 10-Q should be read with the understanding that should the Merger be completed, Platinum Equity will have the power to control the conduct of the Company’s business, and the Company will no longer exist as a publicly traded company. Consequently, the Company’s stock will cease to be publicly traded when the merger is completed.

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
(All dollar and share amounts are presented in thousands, except per share amounts)
Overview
     Our Business
     We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in 235 major metropolitan areas in 44 states. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, fixed wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and T-1 technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the local telephone companies, which are often referred to as the incumbent local exchange carriers, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, AT&T, Inc. (formerly SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of September 30, 2007, we had approximately 505,100 broadband access end-users, approximately 2,300 VoIP business customers with a combined total of approximately 4,000 VoIP sites, and approximately 3,600 fixed wireless broadband subscribers.
     We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. As of September 30, 2007, Wholesale had approximately 432,800 DSL and T-1 lines in service, as compared to approximately 455,000 lines as of September 30, 2006. The majority of our services are sold through our Wholesale segment.
     Our Direct segment sells business-grade VoIP, high-speed data connectivity, fixed wireless broadband, and related value-added services. We sell our Direct services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of September 30, 2007, Direct had approximately 72,300 DSL and T-1 lines in service, as compared to approximately 76,600 lines as of September 30, 2006. In addition, Direct provided service to approximately 2,300 VoIP business customers and approximately 3,600 fixed wireless broadband subscribers at the end of September 30, 2007.
     Our total lines in service as of September 30, 2007 decreased by 26,568 lines, or 5.0%, when compared to September 30, 2006 primarily as a result of a decrease in our consumer lines. However, our T-1 lines, which are typically higher revenue-producing lines, increased by 7,352 lines, or 27.5%.
     Since our inception, we have and continue to generate significant net and operating losses and negative operating cash flow, except for the three and nine months ended September 30, 2007 in which we generated positive cash flow from operations. Our cash reserves are limited and our business plan is based on assumptions that we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire, or we may not be able to raise or obtain additional liquidity.
     Recent Event
     On October 28, 2007, we entered into a Merger Agreement pursuant to which an affiliate of Platinum Equity, Blackberry Holding Corporation (“Blackberry”), will acquire all of the outstanding shares of our company’s common stock at a price of $1.02 per share. The transaction is subject to the approval of our company’s shareholders and the satisfaction of customary closing conditions, including the approval of the Federal Communications Commission and state public utility commissions in many of the states in which we operate and certain other conditions, including the absence of the occurrence of any material adverse effect on our company prior to the consummation of the merger. These and other conditions are set forth in the Merger Agreement.
     Additionally, on October 28, 2007, in connection with the proposed merger, we and Mellon Investor Services, LLC entered into a Second Amendment to the Amended and Restated Stockholder Protection Rights Agreement (the “Rights Agreement Amendment”), which amends our Amended and Restated Stockholder Protection Rights Agreement, dated November 1, 2001, as amended (the “Rights Agreement”), to provide that Blackberry shall not be deemed an “Acquiring Person” under the Rights Agreement solely by virtue of the execution of the Merger Agreement or the consummation of the proposed merger.
     If the acquisition is terminated, under certain circumstances, we will be required to pay Blackberry a termination fee of $12,000. If all of the conditions set forth in the Merger Agreement are satisfied or waived and neither us nor Platinum elects to exercise our respective termination rights, the Merger will occur and our company will become a wholly-owned subsidiary of Blackberry. Accordingly, this quarterly report on Form 10-Q should be read with the understanding that should the Merger be completed, Platinum Equity will have the power to control the conduct of our company’s business, and our company will no longer exist as a publicly traded company. Consequently, our company’s stock will cease to be publicly traded when the merger is completed.
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
     Efficient use of cash - We concluded the three months ended September 30, 2007 with cash and cash equivalents, short-term investments in debt securities, and restricted cash and cash equivalents of $64,182. This balance was comprised of $43,576 of cash and cash equivalents, $12,072 in short-term investments in debt securities, and $8,534 in restricted cash and cash equivalents. For the nine months ended September 30, 2007, we recorded a net loss of $31,023 and generated cash flow from operations of $4,025. We continue to manage expenditures closely. Our ability to attain and sustain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue.
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
     Enter and maintain acceptable line-sharing terms with the RBOCs - We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 14.4% of our revenues from the sale of our line-shared services. Although the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to maintain long-term agreements with the RBOCs, like our agreements with AT&T, Verizon and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.
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
     We are in the early stages of offering these capabilities and continue to experience operational and competitive challenges as we expand and improve our capabilities. These new opportunities also require additional investment and in many cases will not contribute cash flow from operations in the near term. Our ability to succeed in providing these new services will also depend on whether we offer a competitively priced offering and continue to improve these services.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our Audit Committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:
•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation, which includes set-up fees and revenue from customer premises equipment, or CPE, using the straight-line method, over the expected term of the customer relationship, which ranges from twenty-four to forty-eight months. We include revenue from sales of CPE and the set-up fees for service activation as up-front fees because neither is considered a separate unit of accounting. We treat the incremental direct costs of service activation, which consist principally of CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the aggregate up-front fees that are deferred. These deferred incremental direct costs are amortized to operations using the straight-line method over the expected term of the customer relationship.
•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.
•	We state our inventories at the lower of cost or market, determined using the “first-in, first-out” method. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.
•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. In assessing the recoverability of our property and equipment and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and assumptions change in the future, we may be required to record additional impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices or other generally accepted valuation methods if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded.
•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. We also have billing disputes with our telecommunication vendors that arise in the ordinary course of business. These disputes are primarily driven by the timing of implementation and interpretation of complex rate structures and the related agreements with these vendors in various states in which we operate. Upon receiving an actual credit or a firm commitment to issue the credit by the vendor, we record the recovery through an adjustment to cost of sales and the related liability. Estimated recoveries are recorded if there is a legal basis, otherwise such amounts are recorded when the actual credit or a firm commitment to issue a credit is received from the vendor. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position, results of operations or cash flows.
•	We perform on-going research and analysis of the applicability of transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which we do business and transaction-based tax experts to determine the extent of our transaction-based tax liabilities. In addition, we continue to analyze the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. It is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.
•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.
•	We record post-employment benefits which primarily consist of our severance plans. These plans are primarily designed to provide severance benefits to our eligible employees whose employment is terminated in connection with reductions in our workforce. We do not accrue for this employee benefit, other than for individuals that have been notified of termination, because we cannot reasonably determine the probability or the amount of such payments.
•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123R (revised 2004), “Share-Based Payment.” Accordingly, we account for stock-based awards exchanged for employee services based on the fair value of the award. We measure the stock-based compensation cost at the grant-date and recognize such cost over the employee requisite service period. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC’s Staff Accounting Bulletin, or SAB, No. 107, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123R). We determine the expected life of the options using historical data for options exercised, cancelled after vesting and outstanding. We determine the expected stock price volatility assumption using historical volatility of our common stock over a period equal to the expected life of the option. These assumptions are consistent with our estimates prior the adoption of SFAS No. 123R. We determine the forfeiture rate using historical pre-vesting cancellation data for all options issued after 2001. Determining assumptions, such as expected term, expected volatility and expected forfeiture rates, requires significant judgment. Changes in those assumptions could materially impact reported results in future periods.
     Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are evaluating if we will elect to measure these instruments and other items at fair value.
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
     In June 2006, the FASB issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal reporting periods beginning after December 15, 2006. We adopted FIN No. 48 on January 1, 2007 and such adoption did not have an impact to our financial statements.

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
Results of Operations For The Three and Nine months Ended September 30, 2007 and 2006
     Revenues, net
     The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP and fixed wireless broadband services, and monthly subscription billings for high-capacity T-1 circuits sold to our wholesale customers. Because we do not recognize revenues from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the three and nine months ended September 30, 2007 and 2006 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our net revenues also include a ratable portion of service activation fees and revenue from equipment sales for which the up-front billings are deferred and recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing and service disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.
     Our net revenues of $121,878 for the three months ended September 30, 2007 increased by $3,316, or 2.8%, over our net revenues of $118,562 for the three months ended September 30, 2006. This increase was attributable to a $9,947 increase in broadband revenues primarily as a result of higher sales from our Growth services, a $4,218 increase in VoIP revenues primarily as a result of adding customers and stations, and a $480 increase in wireless broadband revenues as a result of adding additional customers. These increases were offset by decreases in our Legacy broadband revenues primarily as a result of a $9,034 decrease in sales and $2,295 due to lower selling prices.
     Our net revenues of $362,613 for the nine months ended September 30, 2007 increased by $7,765, or 2.2%, over our net revenues of $354,848 for the nine months ended September 30, 2006. This increase was attributable to a $28,734 increase in broadband revenues primarily as a result of higher sales from our Growth services, a $11,828 increase in VoIP revenues primarily as a result of adding customers and stations, and a $3,067 increase in wireless broadband revenues as a result of the acquisitions of NextWeb in February 2006 and DataFlo in November 2006. These increases were offset by decreases in our Legacy broadband revenues primarily as a result of a $26,545 decrease in sales and $7,145 due to lower selling prices. In addition, our revenues decreased by $2,174 primarily as a result of the sale of a software license related to our operational and support system software during the three months ended March 31, 2006. At this time we do not anticipate additional revenue from our sales of our software.
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
     In October 2007, we received notification from one of our key wholesale customers that it was disputing amounts charged by us aggregating approximately $2,600. We are in the initial phase of evaluating the claims made and have not had substantive discussions with the customer.  Based upon the initial evaluation of the claims, we believe that the charges billed were in accordance with our contractual arrangement with the customer. Because the matter is in its early phases we are unable to predict the ultimate outcome of these disputes.
     Segment Revenues and Significant Customers
     Our segment net revenues were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Wholesale	$76,614	$78,216	$229,994	$238,198
Percent of net revenues	62.9%	66.0%	63.4%	67.1%
Direct	$45,264	$40,346	$132,619	$116,650
Percent of net revenues	37.1%	34.0%	36.6%	32.9%
     Our Wholesale net revenues for the three months ended September 30, 2007 decreased by $1,602, or 2.1%, when compared to the three months ended September 30, 2006. This decrease was attributable to our Legacy broadband revenues as a result of a $7,392 decrease in sales and $1,349 due to lower selling prices. These decreases were offset by a $7,139 increase in broadband revenues primarily as a result of higher sales from our Growth services. Our Direct net revenues for the three months ended September 30, 2007 increased by $4,918, or 12.2%, when compared to the three months ended September 30, 2006. This increase was attributable to a $4,218 increase in VoIP revenues as a result of adding customers and stations, a $2,809 increase in broadband revenues as a result of higher sales from our Growth services, and a $480 increase in wireless broadband revenues as a result of adding additional customers. These increases were offset by our Legacy broadband revenues primarily as a result of a $1,642 decrease in sales and $947 due to lower selling prices.
     Our Wholesale net revenues for the nine months ended September 30, 2007 decreased by $8,204, or 3.4%, when compared to the nine months ended September 30, 2006. This decrease was attributable to our Legacy broadband revenues as a result of a $21,447 decrease in sales and $4,172 due to lower selling prices. In addition, our revenues decreased by $2,174 primarily as a result of the sale of a software license related to our operational and support system software during the three months ended March 31, 2006. These decreases were partially offset by a $19,592 increase in broadband revenues primarily as a result of higher sales from our Growth services. Our Direct net revenues for the nine months ended September 30, 2007 increased by $15,969 or 13.7%, when compared to the nine months ended September 30, 2006. This increase was attributable to an $11,828 increase in VoIP revenues as a result of adding customers and stations, a $9,142 increase in broadband revenues as a result of higher sales from our Growth services, and a $3,067 increase in wireless broadband revenues as a result of the acquisitions of NextWeb in February 2006 and DataFlo in November 2006. These increases were partially offset by our Legacy broadband revenues primarily as a result of a $5,098 decrease in sales and $2,974 due to lower selling prices.
     As of September 30, 2007, we had 433 wholesale customers compared to 410 as of September 30, 2006. For the three and nine months ended September 30, 2007, our 30 largest wholesale customers, in each such period, collectively accounted for 90.0% and 90.4%, respectively, of our total wholesale net revenues, and 56.6% and 57.3%, respectively, of our total net revenues. For the three and nine months ended September 30, 2006, our 30 largest wholesale customers, in each such period, collectively accounted for 91.1% and 90.8%, respectively, of our total wholesale net revenues, and 60.1% and 60.9%, respectively, of our total net revenues. As of September 30, 2007 and December 31, 2006, receivables from these customers collectively accounted for 55.2% and 53.1%, respectively, of our gross accounts receivable balance.
     For the three and nine months ended September 30, 2007 and 2006, two of our wholesale customers, AT&T and EarthLink, individually accounted for more than 10% of our total net revenues. AT&T accounted for 12.0% and 12.5% for the three and nine months ended September 30, 2007, respectively, and for 14.0% and 14.3% for the three and nine months ended September 30, 2006, respectively. EarthLink accounted for 11.8% and 11.3% for the three and nine months ended September 30, 2007, respectively, and for 10.6% and 11.4% for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007 and December 31, 2006, accounts receivable from AT&T individually accounted for 13.5% and 10.5%, respectively, of our gross accounts receivables. As of September 30, 2007 and December 31, 2006, accounts receivable from EarthLink individually accounted for 14.3% and 12.8%, respectively, of our gross accounts receivables. No other individual customer accounted for more than 10% of our total net revenues for the three and nine months ended September 30, 2007 and 2006.
     On May 27, 2005, we entered into a strategic agreement with EarthLink to develop and deploy our LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which we agreed to use exclusively for expenditures related to the development and deployment of our LPVA services. Consequently, we classified the unused cash balance of the prepayment as restricted cash and cash equivalents. As of December 31, 2006 and September 30, 2007, proceeds associated with this prepayment were fully utilized towards expenditures related to the provision of the LPVA services. As of September 30, 2007, the remaining amount of the prepayment is classified as a current liability in collateralized and other customer deposits based on the amount of expected billings over the next twelve months. As we provide the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with our revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to our condensed consolidated financial statements) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold for this period may be greater or less than this estimated amount.

     As of September 30, 2007, we had approximately 72,300 Direct end-users compared to approximately 76,600 as of September 30, 2006. As of September 30, 2007, we had approximately 2,300 VoIP business customers with a combined total of approximately 4,000 sites utilizing our VoIP services as compared to approximately 1,500 VoIP business customers with a combined total of approximately 2,500 sites as of September 30, 2006. As of September 30, 2007, we had approximately 3,600 fixed wireless broadband subscribers compared to approximately 3,100 as of September 30, 2006.
     Wholesaler Financial Difficulties
     We have identified certain of our customers who were essentially current in their payments for our services prior to September 30, 2007, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of September 30, 2007, that we believe may be at risk of becoming financially distressed. Revenues from these customers accounted for 1.8% of our total net revenues for the three and nine months ended September 30, 2007, and 11.1% and 11.0% of our total net revenues for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007 and December 31, 2006, receivables from these customers collectively accounted for 2.6% and 1.4% of our gross accounts receivable balance, respectively. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to September 30, 2007, revenue from such customers will only be recognized when cash is collected, as described above.
     Operating Expenses
     Operating expenses include cost of sales, selling, general and administrative expenses, provision for bad debts, depreciation and amortization of property and equipment, amortization of collocation fees and other intangibles, and provision for post-employment benefits.
     Our total operating expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Amount	$124,539	$125,567	$387,316	$356,743
Percent of net revenues	102.2%	105.9%	106.8%	100.5%
     Cost of Sales (exclusive of depreciation and amortization)
     Cost of sales consists primarily of network costs, which are the costs of provisioning and maintaining telecommunications circuits and central office spaces, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.
     Our cost of sales was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Amount	$86,950	$83,410	$262,081	$244,149
Percent of net revenues	71.3%	70.4%	72.3%	68.8%
     Our cost of sales for the three months ended September 30, 2007 increased by $3,540, or 4.2%, when compared to the three months ended September 30, 2006. This increase was attributable to increases in network costs of $4,980, of which $4,756 relates to costs associated with our LPVA and VoIP services, and a $540 increase in employee compensation and related operating expenses. These increases were partially offset by a decrease in cost of equipment of $982, a $646 decrease in network costs as a result of reduced rates for some of our network elements, and a $109 increase in recoveries from billing disputes with our telecommunication vendors. For the three months ended September 30, 2007, we reduced our estimated liabilities for transaction-

based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $707, or $0.00 per share, for the three months ended September 30, 2007. For the three months ended September 30, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $435, or $0.00 per share, for the three months ended September 30, 2006.
     Our cost of sales for the nine months ended September 30, 2007 increased by $17,932, or 7.3%, when compared to the nine months ended September 30, 2006. This increase was attributable to increases in network costs of $13,492, of which $11,021 relates to LPVA and VoIP servies, cost of equipment of $753, and labor and other related operating expenses of $5,692 as a result of the addition of broadband, VoIP and fixed wireless subscribers to our network. These increases were partially offset by a $409 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives, a $289 increase in recoveries from billing disputes with our telecommunication vendors, and a $52 decrease in network costs as a result of reduced rates for some of our network elements. For the nine months ended September 30, 2007, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $1,468, or $0.00 per share, for the nine months ended September 30, 2007. In addition, for the nine months ended September 30, 2007, we reduced our estimated liabilities of network costs as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales and net loss by $2,748 or $0.01 per share, for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $2,972, or $0.01 per share, for the nine months ended September 30, 2006.
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
     Our cost of sales was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Wholesale Segment	$48,501	$46,535	$144,440	$138,481
Direct Segment	26,224	23,377	79,056	69,430
Corporate Operations	12,225	13,498	38,585	36,238

Total	$86,950	$83,410	$262,081	$244,149

     Our cost of sales for the Wholesale segment for the three months ended September 30, 2007 increased by $1,966, or 4.2%, when compared to the three months ended September 30, 2006. This increase was attributable to a $764 increase in labor and other operating expenses primarily due to higher LPVA installations and a $1,671 increase in network costs as a result of an increase in sales of other Growth services. These increases were offset by a $469 decrease in network costs primarily due to reduced rates. Our cost of sales for the Direct segment for the three months ended September 30, 2007 increased by $2,847, or 12.2%, when compared to the three months September 30, 2006. This increase was primarily attributable to an increase in network costs of

$4,342, partially offset by a decrease of $982 in cost of equipment and a $600 decrease in labor and other operating expenses. Our cost of sales for Corporate Operations for the three months ended September 30, 2007 decreased by $1,273, or 9.4%, when compared to three months ended September 30, 2006. This decrease was primarily attributable to a $1,033 decrease in network costs primarily driven by efficiencies. For the three months ended September 30, 2007, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our Corporate Operations cost of sales by $707 for the three months ended September 30, 2007. For the three months ended September 30, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $435 for the three months ended September 30, 2006.
     Our cost of sales for the Wholesale segment for the nine months ended September 30, 2007 increased by $5,959, or 4.3%, when compared to the nine months ended September 30, 2006. This increase was attributable to a $4,899 increase in labor and other operating expenses due to higher LPVA installations, and a $2,512 increase in network costs as a result of an increase in sales from other Growth services. These increases were offset by a $585 decrease in network costs due to reduced rates and increased recoveries from billing disputes with our telecommunication vendors, and a $142 decrease in labor and other operating expenses as a result of cost containment initiatives. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales by $725 for the nine months ended September 30, 2007. Our cost of sales for the Direct segment for the nine months ended September 30, 2007 increased by $9,626, or 13.9%, when compared to the nine months September 30, 2006. This increase was primarily attributable to an increase in network costs of $9,888 and cost of equipment of $753 as a result of the addition of broadband, VoIP and fixed wireless subscribers to our network. These increases were partially offset by a $607 decrease in labor and other operating expenses as a result of cost containment initiatives. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales by $415 for the nine months ended September 30, 2007. Our cost of sales for Corporate Operations for the nine months ended September 30, 2007 increased by $2,347, or 6.5%, when compared to nine months ended September 30, 2006. This increase was primarily attributable to a $1,357 increase in network costs and a $1,400 increase in labor and other operating expenses as a result of adding capacity to our network. These increases were partially offset by a $295 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives. For the nine months ended September 30, 2007, we reduced our estimated liabilities for transaction-based, property, employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our Corporate Operations cost of sales by $1,468 for the nine months ended September 30, 2007. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales by $1,607 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $2,972 for the nine months ended September 30, 2006.
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

     On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. The services we purchased for which we accrued FET do not fall under the definition of local telephone service. Therefore, we have determined that (i) IRS Notice 2006-50 resolved the uncertainty around the applicability of the tax to those telecommunications services, and (ii) meets one of the criteria stated above for reversing the accrued liability of $19,455. Consequently, we reversed such liability for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, the benefit decreased our net loss by $19,455, or $0.07 per share, respectively.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses consist primarily of salaries and related expenses, other non-labor items, and our promotional and advertising expenses.
     Our selling, general and administrative expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Amount	$25,064	$31,259	$84,853	$98,113
Percent of net revenues	20.6%	26.4%	23.4%	27.6%
     Our selling, general and administrative expenses for the three months ended September 30, 2007 decreased by $6,195, or 19.8%, when compared to our selling, general and administrative expenses for the three months ended September 30, 2006. This decrease was primarily attributable to a $1,335 decrease in marketing and related expenses, a $3,181 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $1,663 decrease in professional services primarily as a result of lower legal, consulting, contract labor and other services.
     Our selling, general and administrative expenses for the nine months ended September 30, 2007 decreased by $13,260, or 13.5%, when compared to our selling, general and administrative expenses for the nine months ended September 30, 2006. This decrease was primarily attributable to a $4,659 decrease in marketing and related expenses, a $5,961 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $3,717 decrease in professional services primarily as a result of lower legal, consulting, contract labor and other services. For the nine months ended September 30, 2007, we reduced our estimated liabilities for employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes. This change in accounting estimate decreased our selling, general and administrative, and our net loss by $215, or $0.00 per share, for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes as a result of the expiration of the statue of limitations. This change in accounting estimate decreased our selling, general and administrative expenses and our net loss by $1,346, or $0.00 per share, for the nine months ended September 30, 2006.
     We expect to continue to consider cost reduction initiatives which may reduce our total selling, general and administrative expenses in future periods. We expect these benefits to reduce our selling, general and administrative expenses in 2007 when compared to 2006.

     Our selling, general and administrative expenses were allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Wholesale Segment	$1,908	$1,721	$5,817	$6,002
Direct Segment	5,941	8,519	21,607	29,075
Corporate Operations	17,215	21,019	57,429	63,036

Total	$25,064	$31,259	$84,853	$98,113

     Our selling, general and administrative expenses for the Wholesale segment for the three months ended September 30, 2007 increased by $187, or 10.9%, when compared to the three months ended September 30, 2006. This increase was primarily attributable to employee compensation and related operating expenses. Our selling, general and administrative expenses for the Direct segment for the three months ended September 30, 2007 decreased by $2,578, or 30.3%, when compared to the three months ended September 30, 2006. This decrease was attributable to a $1,170 decrease in marketing expenses, and a $1,408 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for the three months ended September 30, 2007 decreased by $3,804, or 18.1%, when compared to the three months ended September 30, 2006. This decrease was primarily attributable to a $2,045 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $1,663 decrease in professional services primarily as a result of lower legal, consulting, contract labor and other services.
     Our selling, general and administrative expenses for the Wholesale segment for the nine months ended September 30, 2007 decreased by $185, or 3.1%, when compared to the nine months ended September 30, 2006. This decrease was primarily attributable to lower marketing expenses as a result of cost containment initiatives. Our selling, general and administrative expenses for the Direct segment for the nine months ended September 30, 2007 decreased by $7,468, or 25.7%, when compared to the nine months ended September 30, 2006. This decrease was attributable to a $4,305 decrease in marketing expenses, and a $3,163 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for the nine months ended September 30, 2007 decreased by $5,607, or 8.9%, when compared to the nine months ended September 30, 2006. This decrease was primarily attributable to a $3,717 decrease in professional services, and a $3,115 decrease in labor and other operating expenses as a result of cost containment initiatives. For the nine months ended September 30, 2007, we reduced our estimated liabilities for employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes. This change in accounting estimate decreased our selling, general and administrative expenses, and our net loss by $215, or $0.00 per share, for the nine months ended September 30, 2007. In addition, for the nine months ended September 30, 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes. This change in accounting estimate decreased our selling, general and administrative expenses and our net loss by $1,346, or $0.00 per share, for the nine months ended September 30, 2006.
     Stock-Based Compensation
     As a result of adopting SFAS No. 123R, our net loss for the three and nine months ended September 30, 2007 includes $519 and $1,611 of stock-based compensation, of which $421 and $1,278, respectively, relates to our employee stock option plans, and $98 and $333, respectively, relates to our employee stock purchase plan. For the three and nine months ended September 30, 2007, $219 and $664, respectively, of the total stock-based compensation was recorded in cost of sales and $300 and $947, respectively, in selling, general and administrative expenses. For the three and nine months ended September 30, 2006, our net loss includes $785 and $2,286 of stock-based compensation, of which $466 and $1,247, respectively, relates to our employee stock option plans, and $319 and $1,039, respectively, relates to our employee stock purchase plan. For the three and nine months ended September 30, 2006, $318 and $930, respectively, of the total stock-based compensation was recorded in cost of sales and $467 and $1,356, respectively, in selling, general and administrative expenses. We did not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and because of our net operating loss carryforwards. We did not capitalize any portion of our stock-based compensation cost for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, we capitalized a portion of its stock-based compensation cost, or approximately $62 and $70, respectively.

     Depreciation and Amortization
     Our depreciation and amortization of property and equipment, or depreciation, was $10,137 for the three months ended September 30, 2007, an increase of $1,927 over our depreciation of $8,210 for the three months ended September 30, 2006. Our depreciation was $31,943 for the nine months ended September 30, 2007, an increase of $7,005 over our depreciation of $24,938 for the nine months ended September 30, 2006. The increase in depreciation resulted primarily from the deployment of new equipment in connection with our LPVA build out in 2006, offset by certain historical assets becoming fully depreciated.
     Our amortization of intangible assets, or amortization, was $2,322 for the three months ended September 30, 2007, a decrease of $180 over our amortization of $2,502 for the three months ended September 30, 2006. Our amortization was $7,016 for the nine months ended September 30, 2007, a decrease of $522 over the amortization of $7,538 for the nine months ended September 30, 2006. The decrease was primarily due to historical assets becoming fully amortized.
     We expect our depreciation and amortization to increase in 2007 when compared to 2006 primarily as a result of the deployment of new equipment in connection with our LPVA build out in 2006. We do not allocate depreciation and amortization expense to our business segments.
     Provision for Post-Employment Benefits
     During the nine months ended September 30, 2007, we reduced our workforce by 70 employees which represented 7.0% of our workforce. During the three and nine months ended September 30, 2006, we reduced our workforce by 6 and 54 employees, respectively, which represented 0.6% and 5.2%, respectively, of our workforce. For the three and nine months ended September 30, 2007 and 2006, the reductions covered employees in the areas of sales and marketing, operations and corporate functions.
     In connection with the reductions in our workforce, we recorded charges to operations for the three and nine months ended September 30, 2007 of $66 and $1,423, respectively, relating to employee severance benefits that met the requirements for accrual. For the three and nine months ended September 30, 2007, we paid severance benefits of $626 and $1,398, respectively, in respect to the 2007 severance benefits. We expect to pay the remainder of severance benefits accrued as of September 30, 2007 during the three months ending December 31, 2007. Expenses associated with the reductions in our workforce, for the three and nine months ended September 30, 2007, were $0 and $435, respectively, related to the Wholesale business segment, and $15 and $490, respectively, related to the Direct business segment. The remaining $51 and $498 were related to our Corporate Operations for the three and nine months ended September 30, 2007, respectively.
     For the three and nine months ended September 30, 2006, we recorded employee severance benefits of $186 and $1,460, respectively. For the three and nine months ended September 30, 2006, we paid severance benefits of $380 and $1,325, respectively. The remainder amount of severance benefits was fully paid during 2006 in respect to the 2006 severance benefits. Expenses associated with the reductions in our workforce, for the three and nine months ended September 30, 2006, were $41 and $197, respectively, related to the Wholesale segment, and $151 and $377, respectively, related to the Direct segment. The remaining expenses (reversals) of $(6) and $886 were related to our Corporate Operations. We continue to evaluate whether additional worforce reductions or other cost reduction initiatives are necessary, and we may incur additional charges to operations for further cost reduction initiatives in future periods.

     Other Expense
     Net Interest Expense
     Our net interest expense was $2,223 and $6,378 for the three and nine months ended September 30, 2007, respectively. Net interest expense for the three and nine months ended September 30, 2007 and 2006 consisted primarily of interest expense on our 3% convertible senior debentures due 2024 and our 12% senior secured convertible note issued in March 2006, less interest income earned on our cash, cash equivalents and short-term investments balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures, our 12% senior secured convertible notes, and our credit facility, partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.
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
     Due to our significant taxable loss position and full valuation allowance against our net deferred tax assets the adoption of FIN No. 48 did not have an impact to our condensed consolidated financial statements. As of January 1, 2007 we had unrecognized net operating losses, which when tax effected, would provide further tax benefits of approximately $273,000 which related to cancellation of debt and an alternative method of reducing tax attribute by the debt forgiveness gain as a result of our 2001 Chapter 11 bankruptcy proceedings. To the extent the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact to the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when we have already determined it is more likely than not that our deferred tax assets are realizable. Additionally, we have not recognized any penalties and interest for unrecognized tax benefits as any resolution upon audit of the aforementioned tax position would not require payment of interest and penalties. However, if applicable, our policy is to recognize interest and penalties related to uncertain tax positions in our provision for income taxes.
     We are subject to taxation at the federal and various state levels. All of our tax years through 2006 are subject to examination by the tax authorities.
Related Party Transactions
     We are a minority shareholder of Certive Corporation (“Certive”). Our chairman of the board of directors, Charles McMinn, is also a significant stockholder of Certive.
     A member of our board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications (“TelePacific”), one of our resellers. We recognized revenues from TelePacific of $39 and $124, respectively, for the three and nine months ended September 30, 2007, and $53 and $170, respectively, for the three and nine months ended September 30, 2006. Accounts receivables from TelePacific were $13 and $15 as of September 30, 2007 and December 31, 2006, respectively. In August 2006, TelePacific acquired mPower Communications (“mPower”), which is also one of our vendors. We paid $128 and $414, respectively, to mPower for the three and nine months ended September 30, 2007. We paid $189 and $414, respectively, to mPower for the three and nine months ended September 30, 2006. Accounts payable to mPower were $40 and $51 as of September 30, 2007 and December 31, 2006, respectively.

     L. Dale Crandall, another of our directors, is a director of BEA Systems (“BEA”), one of our vendors. We paid $0 and $556 to BEA for the three and nine months ended September 30, 2007. We paid $302 and $1,074 to BEA for the three and nine months ended September 30, 2006. There were no accounts payable to BEA as of September 30, 2007 or December 31, 2006.
     Charles Hoffman, our CEO, is a director of Chordiant Software (“Chordiant”), one of our vendors. We paid $0 and $255 to Chordiant for the three and nine months ended September 30, 2007. We paid $0 and $254 to Chordiant for the three and nine months ended September 30, 2006, respectively. There were no accounts payable to Chordiant as of September 30, 2007 or December 31, 2006. Charles Hoffman is also a director of Synchronoss Technologies, Inc. (“Synchronoss”), one of our vendors. We paid $21 and $53 to Synchronoss for the three and nine months ended September 30, 2007, respectively. We paid $75 to Synchronoss for the three and nine months ended September 30, 2006, respectively. Accounts payable to Synchronoss were $6 and $11 as of September 30, 2007 and December 31, 2006, respectively.
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
     Our cash and cash equivalents balance for the nine months ended September 30, 2007 decreased by $2,703. The change in cash and cash equivalents was as follows:

	Nine months ended September 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$4,025	$(32,678)
Investing activities	(6,997)	(63,565)
Financing activities	269	57,221

Total	$(2,703)	$(39,022)

     Operating Activities
     Net cash used in our operating activities for the nine months ended September 30, 2007 improved by $36,703 when compared to the nine months ended September 30, 2006. This improvement was attributable to the $33,538 redemption of our collateralized deposit liability with AT&T executed during the nine months ended September 30, 2006, and the net change in our other operating assets and liabilities of $3,607, offset by the net change in our net loss, adjusted for non-cash and other-operating items of $442. The net change in our operating assets and liabilities was primarily as a result of a $9,519 increase in collateralized and other customer deposits, a $1,853 decrease in accounts receivable due to the timing of receipts from our customers, a $1,432 increase in our unearned revenues primarily due to the sale of a software license related to our operation and support systems, and a decrease in prepaid expenses and other current assets of $732, partially offset by a $6,030 decrease in our accounts payable and other liabilities primarily due to the timing of payments to our vendors, a $1,382 increase in other long-term assets, an increase in inventory of $805 and an increase in deferred costs of $1,804.
     We expect our cash from operating activities to improve in future periods, primarily as a result of our anticipated growth in our net revenues and the effect of continuing cost reduction initiatives. In addition, as discussed above, in 2006 we redeemed $33,538 of our collateralized deposit liability with AT&T. We do not expect a similar redemption in 2007 as the collateralized deposit was repaid in full in 2006. These improvements will be partially offset by product, sales and marketing expenses which will primarily be used to promote our Growth services.

     Investing Activities
     Our investing activities consist primarily of purchases, maturities and sales of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash used in our investing activities for the nine months ended September 30, 2007 decreased by $56,568 when compared to the nine months ended September 30, 2006. This decrease was attributable to a $30,215 decrease in restricted cash and cash equivalents, a $18,530 decrease in equipment purchases primarily as a result of the completion of the build out of our LPVA services, a $534 decrease in other long-term assets, $3,010 from the net cash effect of our acquisition of DataFlo, and $4,279 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt securities.
     We expect that in future periods our expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks will be lower than in recent periods while incremental, or “success-based”, expenditures related to the addition of subscribers in existing regions will be driven by the number of new subscribers that we add to our network.
     Financing Activities
     Our financing activities consist primarily of proceeds from long-term debt, borrowings from our credit facility with SVB, the issuance of our common stock, including issuances under our employee stock-based compensation plans, and the repayment of long-term debt. Net cash provided by our financing activities for the nine months ended September 30, 2007 decreased by $56,952 when compared to the nine months ended September 30, 2006. This decrease was primarily attributable to our having received the following proceeds during the nine months ended September 30, 2006:
•	$38,457 in proceeds, net of transaction and issuance costs, from the sale of a 12% senior secured convertible note to EarthLink in connection with the agreement for the expansion of our LPVA services (refer to Note 5, “Long-Term Debt,” to our consolidated Financial Statements for a description of the EarthLink transaction);

•	$13,646 in proceeds from the issuance of our common stock to EarthLink in connection with the above mentioned agreement and from the exercise of employee stock options; and

•	$6,100 in proceeds from draws on our credit facility.
     These proceeds were partially offset by a $1,031 repayment of NextWeb’s long-term debt and $651 in issuance costs related to our credit facility with SVB. On March 15 and September 15, 2007, we settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to $5,221. As permitted by the Note, we settled the interest due by issuing additional notes with the same terms as the original note.
     We expect that in future periods our net cash from financing activities will be primarily related to borrowings under and repayments of the revolving line of credit that we entered into with SVB in April 2006, and the issuance of common stock under our employee stock-based compensation plans.
     Liquidity
     We have incurred losses and negative cash flows from operations for the last several years, except for the three and nine months ended September 30, 2007 in which we generated positive cash flow from operations, and have an accumulated deficit of $1,763,093 as of September 30, 2007. For the nine months ended September 30, 2007, we recorded a net loss of $31,023 and cash flow from operations of $4,025. As of September 30, 2007, we had $43,576 in cash and cash equivalents, $12,072 in short-term investments, and $8,534 in restricted cash and cash equivalents. The sum of these balances amounted to $64,182. Over the last two years, we reduced our total workforce by 26% and incurred expenditures to automate several of our business processes to improve our cost structure. In addition, as described above, in April 2006 we obtained a $50,000 revolving credit facility with SVB, which was renewed in April of 2007. As a result of these actions we expect that we will have sufficient liquidity to fund our operations at least through September 30, 2008. However, adverse business, legal, regulatory or legislative developments may require us to raise additional capital or obtain funds from debt financing, raise our prices or substantially decrease our cost structure. We also recognize that we may not be able to raise or obtain additional liquidity. If cash requirements from operations exceed available funds in the future and we are unable to raise additional capital or obtain additional liquidity, our financial condition will be adversely affected.
     On April 13, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with SVB. We extended the Loan Agreement in April 2007. The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At our option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins, and matures on April 19, 2009. As collateral for the loan under the Loan Agreement, we have granted security interests in substantially all of our real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. We have also provided a negative pledge on our intellectual property. As of September 30, 2007, we had an outstanding principal balance under the Loan Agreement of $6,100, which carried an interest rate of 7.75% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of our eligible accounts receivable and cash. As of September 30, 2007, we had $37,287 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.
     The Loan Agreement imposes various limitations on us, including without limitation, on our ability to: (i) transfer all or any part of our businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of our properties; (iv) pay dividends or make any other distribution on or purchase of, any of our capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of specified thresholds, subject to certain exceptions. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to our business. In addition, the Loan Agreement requires us to maintain specified liquidity ratios and tangible net worth levels. As of September 30, 2007, we were in compliance with the above described limitations, covenants and conditions of the line of credit.
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
     Our cash requirements for the remainder of 2007 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:
•	our continuing ability to obtain access to ILEC facilities, including telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including any expansion of fixed wireless services;

•	ability to generate cash flows or obtain adequate financing;

•	unanticipated opportunities; and

•	network development schedules and associated costs.
     Contractual Cash Obligations
     Our contractual debt, lease and purchase obligations as of September 30, 2007 for the next five years, and thereafter, were as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
3% convertible senior debentures	$—	$—	$125,000	$—	$—	$—	$125,000
12% senior secured convertible note	—	—	—	—	47,461	—	47,461
Bank loan	6,100	—	—	—	—	—	6,100
Interest on notes payable	2,755	9,445	6,477	5,695	1,187	—	25,559
Capital leases	225	899	869	252	4	—	2,249
Office leases	1,352	5,115	3,689	2,366	672	101	13,295
Other operating leases	426	1,323	764	451	196	57	3,217
Purchase obligations (network costs)	431	—	—	—	—	—	431

	$11,289	$16,782	$136,799	$8,764	$49,520	$158	$223,312

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
     Effective September 24, 2007, the Company entered into an agreement to lease an office in Washington, DC, to replace the current Washington DC office. Such lease ends on October 31, 2012. The lease is for a period of five years which is expected to commence on October 27, 2007. This lease increases our total lease obligation by $490 and is reflected in office leases in the table above.
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
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of September 30, 2007, we were not involved in any SPE transactions.

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
ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
(All dollar amounts are presented in thousands)
     Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate and short-term nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of September 30, 2007 is fixed-rate debt.

     The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of September 30, 2007:

	Carrying Value	Interest Rate
Cash and cash equivalents	$43,576	3.06%
Short-term investments in debt securities	12,072	0.98%
Restricted cash and cash equivalents	8,534	0.68%

	$64,182

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
     In June 2002, Dhruv Khanna was relieved of his duties as our General Counsel and Secretary. Shortly thereafter, Mr. Khanna alleged that, over a period of years, certain current and former directors and officers had breached their fiduciary duties to the us by engaging in or approving actions that constituted waste and self-dealing, that certain current and former directors and officers had provided false representations to our auditors and that he had been relieved of his duties in retaliation for his being a purported whistleblower and because of racial or national origin discrimination. He threatened to file a shareholder derivative action against those current and former directors and officers, as well as a wrongful termination lawsuit. Mr. Khanna was placed on paid leave while his allegations were being investigated.
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
     On September 27, 2007, we entered into a settlement in the Khanna lawsuit. If the settlement is approved by the court, we will receive approximately $5,000 from certain of our company’s current and former directors and a former investor, consisting primarily of Covad stock, net of plaintiffs’ counsel’s fee and certain costs. The settlement, if approved, will also result in the dismissal of the lawsuit with prejudice. The settlement expressly states that each defendant, including us, denies liability. Subject to final approval by the court, the settlement proceeds will be paid to us pursuant to the terms of the settlement. We have determined that the proposed settlement is in the best interests of the Company and its stockholders. The Stipulation of Settlement and related paperwork is on file with the Court of Chancery of the State of Delaware in and for New Castle County. The settlement is subject to and conditioned upon the court’s final approval after public notice of the proposed settlement and expiration of the time for appeal from any orders approving the settlement.
     On October 31, 2007, our company and the members of its Board of Directors were named as defendants in a purported class action lawsuit brought by William Forte (“Plaintiff”) in the Superior Court of California, County of Santa Clara. Plaintiff alleges breach of fiduciary duty by defendants in connection with the transaction contemplated by the Agreement and Plan of Merger, dated as of October 28, 2007, by and among our company, Blackberry Holding Corporation and Blackberry Merger Corporation, as more fully described in Note 12 to the condensed consolidated financial statements. Plaintiff seeks certain equitable relief, including an injunction to prevent or unwind the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and we are unable to predict the ultimate outcome, but we intend to vigorously defend our positions in this matter.
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
Because the acquisition by Platinum Equity has not yet closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on our financial performance and stock price.
     On October 28, 2007, we entered into a Merger Agreement pursuant to which an affiliate of Platinum Equity, Blackberry Holding Corporation (“Blackberry”), will acquire all of the outstanding shares of our company’s common stock at a price of $1.02 per share. The obligation of Blackberry to consummate the Merger is subject to certain conditions, including the absence of the occurrence of any material adverse effect on our company prior to the consummation of the Merger. If the conditions set forth in the Merger Agreement are not met or waived, the acquisition of our company by Blackberry may not occur. These conditions are set forth in the Merger Agreement which we filed, as an exhibit to the Current Report on Form 8-K, with the SEC on October 29, 2007. We cannot ensure that each of the conditions to the consummation of the merger set forth in the Merger Agreement will be satisfied. In addition, a lawsuit has been filed against our company and its directors seeking to enjoin or unwind the transaction described in the Merger Agreement, as described in more detail in Part II, Item 1, Legal Proceedings. We cannot assure you that we will prevail in this lawsuit.
     Our announcement of having entered into the Merger Agreement could cause a material disruption to our business. For example, to the extent that our announcement of the acquisition creates uncertainty among customers or resellers such that they cancel orders or terminate their respective agreements with us, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with customers, resellers and others. In addition, our financial results could be below the expectations of market analysts, which could cause a decline in our stock price.

     If the acquisition is terminated, under certain circumstances, we would be required to pay Blackberry a termination fee of $12,000. In addition to such adverse consequence and the possible adverse effects resulting from the announcement of the Merger Agreement, if the acquisition is not consummated we would expect to suffer a number of further consequences that may adversely affect our business, results of operations and stock price, including, but not limited to the following effects:
•	the price of our common stock would likely decrease since our current market price reflects a market assumption that the Merger will be completed;

•	we may experience difficulties in attracting customers and resellers due to changed perceptions about our competitive position, our management, or other aspects of our business;

•	we may not be able to find another buyer willing to pay an equivalent or higher price per share, in an alternative acquisition transaction, than the price offered by Blackberry;

•	we would remain liable for significant costs related to the acquisition, such as legal, accounting and investment banking fees;

•	activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain;

•	we may not be able to retain key employees or attract new employees in areas of growth or need; and

•	we may not be able to maintain effective internal control over financial reporting due to employee departures.
We regularly evaluate the strategic value of our business operations and, where appropriate, invest further in certain business operations, and reduce investment in or divest other business operations.
     We may choose to divest certain business operations based on our management’s assessment of their strategic value to our business. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, impairment of the value of purchased assets and goodwill, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits.
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
     The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for 56.6% and 57.3%, respectively, of our net revenues for the three and nine months ended September 30, 2007. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.
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
     We believe our current cash, cash equivalents, and short-term investments in debt securities should be sufficient to meet our anticipated cash needs for working capital and capital expenditures, at least through September 30, 2008. Our business plan is based upon several assumptions, including growth of our subscriber base with a reasonable per subscriber profit margin and improvements in productivity. If actual events differ from these assumptions, we may be required to alter our business plan to reflect these changes. We will continue to monitor events to determine if such adjustments to our business plan are appropriate.
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
     In March 2006 we issued a $40,000 senior secured convertible note to EarthLink, Inc., or EarthLink, and in September 2007, March 2007, and September 2006 we issued $2,687, $2,534 and $2,240, respectively, of additional senior secured convertible notes to EarthLink in satisfaction of accrued interest then due (collectively the “EarthLink Convertible Notes”). These notes are due in 2011 and, under specified circumstances, we may be required to repay the principal amount prior to 2011. In addition, the terms of the EarthLink Convertible Notes and our $50,000 senior secured credit facility with Silicon Valley Bank, or SVB, include restrictive covenants that limit our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, or if any other event of default occurs under these agreements, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. These restrictive covenants and the collateralization of the EarthLink Convertible Notes and the Silicon Valley Bank senior secured credit facility, in addition to the existence of $125,000 in 3% convertible debentures, may also limit our ability to raise additional capital through sales of debt or equity securities. The holders of our 3% debentures also have the option to require us to purchase the debentures in cash, in whole or in part, on March 15, 2009.
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
     Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of $50,002 as of September 30, 2007. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We perform an annual impairment review of our goodwill during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.
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
     The market price for our common stock has been, and is likely to continue to be, highly volatile, which may result in losses to investors. We believe that a number of factors contribute to this fluctuation and may cause our stock price to decline in the future. While it is not possible to foresee all of the events that could adversely affect the price of our common stock or cause such price to remain volatile, the factors include:
•	the termination of our recently announced merger with Platinum. The price of our common stock would likely decrease since our current market price reflects a market assumption that the Merger will be completed;

•	state and federal regulatory and legislative actions;

•	general economic conditions and the condition of the telecommunications industry;

•	our ability to maintain existing customers and add new customers and recognize revenue from distressed customers;

•	our ability to execute our operational plan and reach profitability and cash flow positive from operations;

•	our ability to maintain sufficient liquidity to fund our operations;

•	adverse litigation results;

•	announcements of new products, services or pricing by our competitors or the emergence of new competing technologies;

•	our failure to meet the expectations of investors or of analysts;

•	the adoption of new, or changes in existing, accounting rules, guidelines and practices, which may materially impact our financial statements and may materially alter the expectations of securities analysts or investors;

•	the level of demand for broadband Internet access services and VoIP telephony services;

•	departures of key personnel; and

•	effective internal controls over financial reporting.
     The stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock.

Substantial leverage and debt service obligations may adversely affect our cash flow. (Refer to Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Contractual Cash Obligations” for additional information)
     We may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. In particular, under certain circumstances we may be required to repay our existing $47,461 in convertible notes payable to EarthLink, our $125,000 in 3% convertible notes and any amounts outstanding pursuant to our $50,000 senior secured credit facility with SVB prior to the scheduled maturity dates for those loans. We may also add equipment loans and lease lines to finance capital expenditures and may obtain additional long-term debt, working capital lines of credit and leases, some of which may be on less than optimal terms.
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
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None

ITEM 6. Exhibits

			Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 28, 2007, by and among Covad Communications Group, Inc., Blackberry Holding Corporation and Blackberry Merger Corporation.	8-K	001-32588	10/29/07	2.1

4.1	Second Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 28, 2007, by and between Covad Communications Group, Inc. and Mellon Investor Services LLC.	8-K	001-32588	10/29/07	4.1

10.1	Covad Communications Group, Inc. Form of Indemnification Agreement					X

10.2	Transition Agreement between Covad Communications Group, Inc. and James Kirkland	8-K	001-32588	09/06/07	10.1

10.3	Covad Communications Group, Inc. 2007 Equity Incentive Plan, as amended	8-K	001-32588	09/06/07	10.2

10.4	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.	8-K	001-32588	09/06/07	10.3

10.5	Change of Control Agreement between Charles E. Hoffman and Covad Communications Group, Inc.	8-K	001-32588	09/06/07	10.4

10.6	Form of Change in Control Agreement	8-K	001-32588	09/06/07	10.5

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a)					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVAD COMMUNICATIONS GROUP, INC.

	By:	/s/ CHARLES E. HOFFMAN Charles E. Hoffman President, Chief Executive Officer and Director
Date: November 2, 2007

Date: November 2, 2007	By:	/s/ JUSTIN SPENCER Justin Spencer Senior Vice President and Chief Financial Officer

			Incorporated by Reference
Exhibit					Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 28, 2007, by and among Covad Communications Group, Inc., Blackberry Holding Corporation and Blackberry Merger Corporation.	8-K	001-32588	10/29/07	2.1

4.1	Second Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 28, 2007, by and between Covad Communications Group, Inc. and Mellon Investor Services LLC.	8-K	001-32588	10/29/07	4.1

10.1	Covad Communications Group, Inc. Form of Indemnification Agreement					X

10.2	Transition Agreement between Covad Communications Group, Inc. and James Kirkland	8-K	001-32588	09/06/07	10.1

10.3	Covad Communications Group, Inc. 2007 Equity Incentive Plan, as amended	8-K	001-32588	09/06/07	10.2

10.4	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description.	8-K	001-32588	09/06/07	10.3

10.5	Change of Control Agreement between Charles E. Hoffman and Covad Communications Group, Inc.	8-K	001-32588	09/06/07	10.4

10.6	Form of Change in Control Agreement	8-K	001-32588	09/06/07	10.5

31.1	Certification Pursuant to Rule 13a-14(a)					X

31.2	Certification Pursuant to Rule 13a-14(a)					X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Quarterly Report on Form 10-Q and are not deemed filed with the SEC.