Form 10-K
period 2007-12-31
COVAD COMMUNICATIONS GROUP INC
filed 2008-02-26
CIK 1043769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on June 29, 2007 as reported on the American Stock Exchange, was approximately $266 million. Shares of common equity held by each officer and director and by each person who owns 5% or more of the outstanding common equity have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

As of February 14, 2008 there were 299,118,331 shares outstanding of the Registrant’s Common Stock and no shares outstanding of the Registrant’s Class B Common Stock.

COVAD COMMUNICATIONS GROUP, INC.
For the Fiscal Year Ended December 31, 2007

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

(All dollar and share amounts are presented in thousands, except per share amounts)

Overview

Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) provides voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 metropolitan areas in 44 states. Our telecommunications network allows us to offer services to more than 57 million homes and businesses. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, fixed wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and T-1 technologies to deliver our services. We also use fixed wireless broadband technology to deliver services in six of our metropolitan areas. In order to provide our DSL and T-1 services we lease network elements, such as telecommunication lines and central office facilities, from the local telephone companies, which are often referred to as the incumbent local telephone companies, or ILECs, and other carriers, and then combine these network elements with our own nationwide facilities. We lease the majority of these network elements from Verizon Communications, or Verizon, AT&T, Inc. (which now includes the companies formerly known as SBC Communications, or SBC, and BellSouth Telecommunications, or BellSouth), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2007, we had approximately 487,000 broadband access end-users, approximately 2,300 VoIP business customers with a combined total of approximately 4,000 VoIP sites, and approximately 3,600 fixed wireless broadband customers in service.

We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data and voice connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. We also offer line-powered voice access service, or LPVA, which enables a wholesale partner to combine analog voice service with our consumer-grade data services. As of December 31, 2007, Wholesale had approximately 416,000 DSL and T-1 lines in service. The majority of our services are sold through our Wholesale segment.

Our Direct segment sells VoIP, high-speed data and voice connectivity, fixed wireless broadband, and related value-added services. Our business-grade VoIP services are sold exclusively through our Direct segment. We sell our Direct services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. Direct ended 2007 with approximately 71,000 DSL and T-1 lines in service. In addition, Direct provided service to approximately 2,300 VoIP business customers and approximately 3,600 fixed wireless broadband customers at the end of 2007.

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

•	direct sales of bundled services, which includes VoIP and data communications services, to small and medium-sized businesses;

•	higher-bandwidth services, like our T-1 and Bonded T-1 services;

•	fixed wireless broadband services; and

•	LPVA service.

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

On October 28, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which an affiliate of Platinum Equity, LLC, CCGI Holding Corporation, will acquire all of the outstanding shares of our common stock at a price of $1.02 per share through the merger (the “Merger”) of CCGI Merger Corporation, a wholly-owned subsidiary of CCGI Holding Corporation, with and into Covad. The transaction is subject to the approval of our stockholders and the satisfaction of customary closing conditions, including the approval of the Federal Communications Commission, or FCC, and state public utility commissions, or PUCs, in many of the states in which we operate and the absence of any material adverse effect on our company prior to the consummation of the Merger. These and other conditions are set forth in the Merger Agreement.

Additionally, on October 28, 2007, in connection with the proposed Merger, we and Mellon Investor Services, LLC entered into a Second Amendment to the Amended and Restated Stockholder Protection Rights Agreement (the “Rights Agreement Amendment”), which amends our Amended and Restated Stockholder Protection Rights Agreement, dated November 1, 2001, as amended (the “Rights Agreement”), to provide that CCGI Holding Corporation shall not be deemed an “Acquiring Person” under the Rights Agreement solely by virtue of the execution of the Merger Agreement or the consummation of the Merger.

If the Merger Agreement is terminated, under certain circumstances, we will be required to pay CCGI Holding Corporation a termination fee of $12,000. Upon consummation of the Merger, our company will become a wholly-owned subsidiary of CCGI Holding Corporation, and our stock will cease to be publicly traded. Accordingly, this annual report on Form 10-K should be read with the understanding that should the Merger be completed, Platinum Equity will have the power to control the conduct of our company’s business, and our company will no longer exist as a publicly traded company.

Industry Background

DSL technology first emerged in the 1990’s and is commercially available today to address performance bottlenecks of the public switched telephone network, or PSTN. DSL equipment, when deployed at each end of standard copper telephone lines, increases the data carrying capacity of copper telephone lines from analog modem speeds of up to 56.6 kilobits per second, for the fastest consumer modems, and Integrated Services Digital Network, or ISDN, speeds of up to 128 kilobits per second to DSL speeds of up to 15 megabits per second downstream and up to 3.0 megabits per second upstream, depending on the length and condition of the copper line. With certain products such as fixed wireless services, we can offer speeds of up to 100 megabits per second.

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

Fixed broadband wireless service has also emerged as an alternative to wireline services. Fixed wireless differs from mobile wireless service, such as cellular or wi-fi, because the location of the end user is fixed. Improvements in technology and wider acceptance of wireless services have reduced the cost to deploy fixed wireless services. In addition, the development of the WiMax standard is expected to facilitate broader deployments of these services.

Our Service Offerings

Our service offerings can be grouped into two main categories, data and voice services. We deliver these services through our broadband wireline and fixed wireless networks. Our direct customers can purchase our data services separately, while our voice services are typically offered in a bundle with our data services. Within our data suite of services, we offer a variety of business and consumer-grade broadband access services, email, Internet security, and hosting services. Our business-grade wireline data services are sold under the TeleSpeed, TeleSoho and TeleXtend brands for wireline services, and our business grade fixed wireless services are sold under our Covad Wireless (formerly referred to as NextWeb) brands for fixed wireless services. Our consumer-grade wireline services are sold under the TeleSurfer brand. In addition, resellers may purchase high-capacity network backhaul services from us to connect their facilities to our network and to provide direct technical support for their end-users. Our voice services are sold under the Covad ClearEdge brand. We also offer LPVA, which enables a wholesale partner to combine analog voice service with our consumer-grade data services.

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

TeleSpeed

We launched service in December 1997 with our TeleSpeed services. We provision TeleSpeed services via symmetric (download and upload speeds are equal) DSL, or SDSL, and ISDN DSL, or IDSL, technologies. These services are offered in a variety of speeds ranging from 144 kilobits to 1.5 megabits per second. TeleSpeed services are intended to connect individual end-users on previously unused conventional telephone lines to our DSL equipment in their serving central office and from there to our network serving that metropolitan statistical area. The particular TeleSpeed service available to an end-user depends in large part on the end-user’s distance to his or her respective central office. TeleSpeed services are offered with specific service levels of performance and repair times based on our service level agreements, or SLAs.

TeleSoho

We introduced our TeleSoho service in September 2001. We designed TeleSoho for the Small Office/Home Office, or SoHo, customer segment. The service is asymmetric (faster download than upload speeds), offering speeds up to 15.0 megabits per second downstream and up to 1.0 megabit per second upstream, and can be delivered to end-users using a self or professional installation. TeleSoho is provisioned with an asymmetric DSL, or ADSL, router capable of supporting multiple end-users and can support one fixed Internet Protocol, or IP, address. Line-sharing and self-installations reduce the monthly recurring cost and the up-front cost for installation of the service. TeleSoho services provisioned over a shared line do not include service level agreements.

In July 2004, we introduced second-line TeleSoho services, which we provision over a dedicated line, instead of a shared line. Our second-line TeleSoho services provide features and performance similar to our TeleSoho line-

shared services, but allow a customer to purchase the service without purchasing telephone service from the local telephone company. In addition, our second-line TeleSoho service includes service level commitments.

TeleXtend

We introduced our TeleXtend services in November 2001. These services allow end-users to connect to our network equipment in their local central offices over a DS-1 line, which may also be referred to as a T-1. The availability of TeleXtend services is not limited by distance from the servicing central office and is accompanied with service level agreements (SLAs) providing for our highest level of service. In May 2007, we began offering bonded T-1 services, which provide for symmetrical speeds of 3.0 megabits per second.

TeleSurfer

We introduced our TeleSurfer service in April 1999. TeleSurfer is designed for consumers. This service is asymmetric, offering speeds up to 1.5 megabits per second downstream and up to 128 kilobits per second upstream and uses dynamic IP addressing. We generally deliver this service to customers using a self-installation kit over a line-shared loop. Line-sharing and self-installations reduce the monthly recurring cost and the up-front cost for installation of the service. This service is not sold with SLAs.

In July 2004, we introduced second-line TeleSurfer services, which we provision over a dedicated telephone line. Our second-line TeleSurfer services provide features and performance similar to the TeleSurfer line-shared services, but allow a customer to purchase this service without purchasing telephone service from the local telephone company. Neither shared line nor second line TeleSurfer services are sold with service level agreements.

Fixed Broadband Wireless

Through our wholly-owned subsidiary, NextWeb, Inc., or NextWeb, which does business under the name Covad Wireless, we are currently offering business-grade fixed broadband wireless services to customers in the San Francisco Bay Area, Los Angeles, Orange County (California), Santa Barbara, Las Vegas and Chicago. This service is sold directly to end-users. We offer speeds of up to 9.0 megabits per second downstream and upstream using unlicensed spectrum and up to 100 megabits per second downstream and upstream using licensed spectrum that we lease from other companies that hold the spectrum licenses. Our fixed broadband wireless services are offered with specific service levels of performance and times for repairs based on our service level agreements. By offering fixed wireless broadband services, we expect that in the future we may be able to reduce our dependence on the ILECs for the network elements that we currently use to offer our services in the areas where we operate fixed wireless facilities. We also expect our recurring costs for fixed wireless end-users will be lower because in many cases we do not have to pay a monthly charge for a fixed wireless connection that is provisioned over our own network. In many cases we also can install fixed wireless services more quickly than we can install services that rely on network elements that we purchase from the ILECs. Finally, in some cases fixed wireless allows us to offer higher speed services than we can currently offer over our wireline network.

Voice over Internet Protocol for Businesses

In June 2004, we completed our acquisition of GoBeam, Inc., or GoBeam, and introduced our business-class VoIP services to small and medium-sized businesses. These services enable customers to use IP and Internet connections to make local and long distance telephone calls over our network instead of using the traditional PSTN. We sell two VoIP services, Covad ClearEdge Pro and Covad ClearEdge Integrated Access. Covad ClearEdge Pro is intended as a substitute for a small business’s telephone Private Branch Exchange, or PBX, system and includes call features such as “find me, follow me,” web conferencing, call forwarding, instant messaging and unified voicemail and fax services. It is a hosted voice service, eliminating the need for on premise voice switching equipment. For customers who want to keep their existing PBX system, Covad ClearEdge Integrated Access has some of the same features as our Covad ClearEdge Pro service, but it works with an end-user’s existing PBX system to deliver local, long distance and Internet services over one managed network connection, an alternative to using multiple connections.

We believe that our Covad ClearEdge Pro services provide cost advantages over PBX-based models because our customers do not need to purchase additional telephone line connections from other providers or install telephone switches at their premises. Customers of our Covad ClearEdge Pro services also can realize productivity improvements and reduce costs for in-house technical personnel, who typically are required to install and maintain a PBX-based telephone service.

While our VoIP services for businesses target a large market, we are continuing to enhance and expand our capability to market and sell these services through various channels. As a result, we will also continue to further enhance the internal systems and processes to support these new services, channels and additional customers.

Line Powered Voice Access

In January of 2006, EarthLink, Inc., or EarthLink, one of our wholesale customers, began offering a consumer-grade bundled voice and data service deployed over the telephone lines that we lease from the RBOCs to provide data services. We refer to the portion of this service we provide as line powered voice access, or LPVA. EarthLink adds local and long distance voice and related services to our LPVA service, which includes high-speed Internet access, using consumers’ existing wiring, telephone and computer equipment. Our LPVA service is intended to allow our partners to compete with the consumer voice and data bundles offered by the RBOCs and the cable companies. Our LPVA service is used as part of EarthLink’s voice and data bundle in twelve metropolitan areas.

In order to offer LPVA service, we have deployed new Digital Subscriber Line Access Multiplexers, or DSLAMs in the RBOCs central offices in these twelve major metropolitan areas. If we decide to offer LPVA service out of additional central offices, we will need to similarly deploy new equipment in those locations. We do not currently intend to offer this service through our Direct segment, whose voice needs we service with our VoIP services.

Asynchronous Transfer Mode, or ATM, Network Services

We also provide DS-3 and OC-3 circuit backhaul services to our wholesale customers that resell our wireline and fixed wireless services under their own brand names. These ATM network services backhaul data traffic from our regional network to a reseller’s site. ATM network services aggregates data traffic from individual end-users in a region and transmits the packets of information to the reseller over a single high-capacity connection. The service utilizes ATM protocol that operates at up to 45 megabits per second for DS-3 circuits and up to 155 megabits per second for OC-3 circuits.

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

Value-Added Services

In addition to access and voice services, we offer value-added services to our wholesale and direct customers who purchase services directly from us. These services include:

Email and Web Hosting — These services allow small and medium-sized businesses to have a custom domain name, for example www.mybusiness.com, as well as business-class email and web hosting. All services come with anti-spam and anti-virus protection and easy-to-use website building tools and templates.

Security Services — We resell McAfee anti-virus software as well as Covad-branded firewall and VPN services to our direct customers.

Installation Services — We offer professional installation services to our wholesale and direct customers in connection with our services. In some cases our customer may request that we install additional equipment, services or software, such as a firewall or a virtual private network, for an additional fee.

Sales and Marketing

Wholesale

We sell our broadband services to ISPs, telecommunications carriers and other resellers. These resellers purchase our services on a wholesale basis and sell them under their own brand. We had approximately 440 resellers as of December 31, 2007. For 2007, our 30 largest resellers collectively accounted for 90.2% of our total wholesale net revenues and 57.0% of our total net revenues. For 2007, AT&T and EarthLink, two of our resellers, accounted for 12.3% and 11.3%, respectively, of our total net revenues. As of December 31, 2007, approximately 416,000 end-users purchased services through our resellers.

We offer our resellers a range of DSL, T-1, fixed wireless, and LPVA services that they in turn offer to their business and consumer customers. They can either combine our DSL and T-1 lines with their own Internet access services or purchase our BIA services and resell the combination to their customers. Our agreements with our resellers generally have terms of one to three years and are non-exclusive. We generally do not require these resellers to generate a minimum number of end-users or a minimum amount of revenue, but we grant volume discounts based on subscriber volume.

Strategic resellers with established brand names help us deliver our services to a larger number of end-users. The cost of acquiring a customer for broadband services is significant, so leveraging the brand of our resellers, their customer bases, and embedded direct and indirect sales channels helps us reduce this cost. We provide our resellers with sales and marketing support. We work jointly with our resellers to develop and fund marketing programs that are specific to their target markets, product offerings and sales objectives. We also work to improve our resellers’ cost of acquisition by assisting them with direct marketing, promotions, and incentive programs.

Direct

We also sell our services directly and indirectly to end-user customers. We sell VoIP, high-speed data and voice connectivity, fixed wireless broadband and related value-added services directly through our direct sales force, telephone sales and Web sales capabilities. We also sell our services indirectly via a variety of third parties such as dealers, sales agents, referral partners and affinity groups. Our approach to this market is to combine our national network with other features to deliver services to small offices, home offices and small and medium-sized businesses, as well as distributed enterprises. As of December 31, 2007, we had approximately 71,000 broadband lines, approximately 2,300 VoIP business customers with a combined total of approximately 4,000 VoIP sites, and approximately 3,600 fixed wireless broadband customers in service under our Covad brand.

Our marketing programs and communications to small and medium-sized businesses are primarily designed to increase brand awareness and encourage potential customers to contact our telesales center or visit our website. We use national and local marketing campaigns. We employ a wide variety of media, including on-line advertisements, direct mail, radio and print.

Our telesales and field sales teams also sell our services via outbound calling and “feet on the street” sales. Our telesales groups make outbound calls to individuals or organizations that have visited our website and to lists of pre-qualified businesses that match the profile of customers who have purchased services from us in the past. The field sales organization targets distributed and enterprise customers that purchase our services for distribution across their enterprise, such as connecting remote offices back to their corporate headquarters.

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

Intelligent End-to-End Network Management — Because customers’ lines are continuously connected, we have visibility from the ISP or enterprise site across the network all the way down to the customer’s line, and for certain high-value customers, further down to their customer premise equipment, or CPE. Because our network is centrally managed, we can identify and improve network quality, service and performance.

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

Central Office Spaces — Through our interconnection agreements with the ILECs, we lease space in central offices where we offer service. We require access to these spaces for our equipment and for persons employed by or under contract with us. We place DSLAMs in our central office spaces to provide the high-speed DSL signals on each copper line to our end-users. As of December 31, 2007, we had 2,049 operational central offices.

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

DSL Modems, Telecommunications Equipment and On-Site Connection — We buy CPE from our suppliers for resale to our customers. In order to provide our business-class services to an end-user we currently have to configure and install CPE along with any required on-site wiring needed to connect the CPE to the copper line leased from the ILEC. Our fixed wireless services similarly require the deployment of CPE at the customer’s location. For our consumer access services, CPE is included in self-installation kits provided by us or our resellers. We ship the kits to end-users, who, in most cases, perform their own installation. Customers who purchase our VoIP services from us may also purchase office telephone equipment, such as telephones and conference speakerphones.

Competition

We face significant competition in the markets for business and consumer Internet access, network access, wireless broadband and voice services and we expect this competition to intensify. The principal bases of competition in our markets include price and performance, discounted rates for bundles of services, breadth of service availability, reliability of service, network security, and ease of access and use. We face competition from the following categories of companies:

•	RBOCs (Verizon, Qwest and AT&T);

•	cable television companies providing broadband and VoIP, such as Comcast Corporation, Cox Communications, Time Warner, Inc. and Charter Communications;

•	competitive telecommunications companies, such as MegaPath and XO Communications;

•	interexchange carriers including Sprint and Level 3 Communications;

•	VoIP service providers, such as M5 Networks, PingTone and cBeyond;

•	telephone equipment providers offering VoIP services, such as Nortel, Avaya, Cisco and Lucent;

•	Internet service providers, such as EarthLink and Speakeasy.net;

•	online service providers, including companies such as AOL, a subsidiary of Time Warner, Inc., Google and MSN, a subsidiary of Microsoft Corp.; and

•	wireless and satellite service providers such as AT&T, Sprint, Verizon Wireless, T-Mobile, StarBand Communications Inc., DirecTV, EchoStar Communications Corporation, Globalstar, Lockheed, NextLink (a subsidiary of XO Holdings), StarBand Communications and Teledesic.

Interconnection Agreements with the Regional Bell Operating Companies

A critical aspect of our business is our interconnection agreements with the three largest ILECs, the RBOCs.

These agreements cover a number of aspects including:

•	prices we pay to lease access, both for stand-alone and line-shared lines;

•	special conditioning on certain of these lines to enable the transmission of digital signals;

•	prices and terms of central office space for our equipment;

•	prices we pay and access we have to data transport facilities connecting our facilities in different central offices and network points of presence;

•	interfaces that we can use to place orders, report network problems and monitor responses to our requests;

•	dispute resolution processes we use to resolve disagreements; and

•	terms of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of the relationships.

We have entered into interconnection agreements with or otherwise obtained interconnection rights from the three RBOCs in the states covering the metropolitan areas we serve. RBOCs often do not agree to our requested provisions in interconnection agreements. When we cannot agree, the 1996 Telecommunications Act provides for arbitration of interconnection agreement terms before state PUCs. We have not consistently prevailed in obtaining our desired provisions in such agreements.

Some of our interconnection agreements have a term of three years. Under our interconnection agreements, either party can request renegotiation prior to the agreement’s expiration if there is a change in law. We will also have to renew these agreements when they expire. Although we expect to renew the interconnection agreements that require renewal and believe the 1996 Telecommunications Act limits the ability of ILECs not to renew such agreements, we may not succeed in extending or renegotiating our interconnection agreements on favorable terms. Additionally, disputes have arisen and will likely arise in the future as a result of differences in interpretations of the interconnection agreements. In the past, these disputes have delayed our deployment of our network. Such disputes have also adversely affected our service to our customers and our ability to enter into additional interconnection agreements with the RBOCs in other states. Finally, the interconnection agreements are subject to state PUCs, FCC, and judicial oversight. These government authorities may modify the terms of the interconnection agreements in a way that adversely affects our business.

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

Recent Developments — In June 2006, the United States Court of Appeals for the D.C. Circuit upheld the FCC’s order changing its rules regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. These rules include the following changes:

•	If certain criteria are met, ILECs can stop providing new transport services between the telephone companies’ central offices at regulated rates, which are usually lower than commercially available rates. These criteria are based on the number of business lines served by the connected central offices and the number of alternative providers collocated in the central offices. We currently purchase interoffice transport from the ILECs in order to carry traffic over our network. Since March 11, 2005, we have been accruing the 15% price increase for these impacted circuits. Since March 11, 2006, we have been accruing the difference between commercially available and Unbundled Network Element, or UNE, rates billed. By the end of 2007, most of the affected circuits have been disconnected or converted to commercially available rates or discounted term plan rates. As a result of these actions we do not expect our data transport costs to significantly increase in 2008.

•	In addition, ILECs are no longer required to provide new high-capacity unbundled DS-1 and DS-3 lines at regulated rates in locations where certain criteria are met. These criteria are based on the number of business lines served by the central office and the number of alternative providers collocated in the central office. We use DS-1 lines to provide business-grade services to our end-users. As a result of the lower rates facilitated by various term plans, we do not expect that the affected circuits will increase our high-capacity costs in 2008.

•	ILECs are no longer required to provide new dark fiber lines at regulated rates. In certain areas, we purchase dark fiber to transport data traffic within our network. Currently we purchase our dark fiber from non-ILEC providers. However, if we are unable to purchase dark fiber from non-ILEC providers in the future, we expect this change will increase our cost to purchase dark fiber lines. At this time we cannot reliably quantify the aggregate amount of these increases, if any.

•	Competitive telecommunications carriers, including our resellers, can no longer purchase voice services from the ILECs under an arrangement known as the Unbundled Network Element Platform, or UNE-P, for new customers at regulated rates. The existence of UNE-P had allowed us to bundle our data services with the voice services of competitive telecommunications providers through line-splitting arrangements. We currently bundle services in this manner only with competitive telecommunications providers that have agreements with the ILECs to allow them continued access to UNE-P or similar resold services. As discussed above, we have deployed an alternative method of delivering residential voice services with our LPVA service, which enables our strategic reseller, EarthLink, to offer local and long distance voice services to its customers (bundled with our data services) in competition with the local telephone companies.

Implementation of these rules is governed by the interconnection agreements between ILECs and competitive carriers. The implementation and interpretation of the rules, including the dates that specific aspects of the new rules affect network elements, continue to be the subject of disputes in state PUCs and other venues.

The FCC decision mentioned above was a modification of the FCC’s previous Triennial Review order, which was issued in 2003, referred to as the Original Triennial Review Order. This order also represented a significant development for us because the FCC decided to phase out its rule requiring line-sharing pursuant to Section 251 of the 1996 Telecommunications Act over a three-year period. Line-sharing allows us to provision services using ADSL technology over the same telephone line that the ILEC is using to provide voice services. The phase-out period was handled in the following manner:

•	Our line-shared customers as of October 2, 2003 were grandfathered indefinitely at current rates, terms and conditions. Line-shared customers provided approximately $53,245, $68,758 and $68,755, or 11.0%, 14.5% and 15.5%, of our revenues for 2007, 2006 and 2005, respectively.

•	For line-shared customers acquired from October 3, 2003 to October 2, 2004, the FCC-mandated maximum price for the high-frequency portion of the telephone line was 25% of the cost of a separate telephone line during the first year, 50% of the cost of a separate telephone line from October 3, 2004 to October 2, 2005, and 75% of the cost of a separate telephone line from October 3, 2005 to October 2, 2006. After October 2, 2006, we were required to transition these customers to new arrangements, which could include continued provision of services pursuant to commercial agreements.

•	As of October 3, 2004, we could no longer acquire new line-shared customers at regulated rates under Section 251 of the Telecommunications Act of 1996.

We have reached agreements that provide us with continued access to line-sharing with the three RBOCs (AT&T, Verizon and Qwest), accounting for approximately 100% of our line-shared customer base. Our agreements regarding line-sharing with AT&T, Verizon and Qwest expire in May of 2010, December of 2008 and October of 2007 (but subject to a currently effective evergreen clause), respectively. In the event that we do not obtain favorable regulatory rulings for line-sharing or enter into and maintain line-sharing agreements with the RBOCs, we will be required to purchase a separate telephone line in order to provide services to an end-user in the areas served by RBOCs. If this occurs we may stop selling stand-alone consumer-grade services to new customers, because the cost of a separate telephone line is significantly higher than what we currently pay for a shared line and requires us to dispatch a technician to install the service. Our inability to acquire new line-shared customers would limit our growth and negatively impact our ability to sell consumer DSL services.

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

The 1996 Telecommunications Act provided relief from the earnings restrictions and price controls that governed the local telephone business for many years. Since passage of the 1996 Telecommunications Act, the FCC has been less stringent in its review of tariff filings by the three largest ILECs, the RBOCs, including filings for DSL services. In particular, without substantive review of the cost support for the RBOCs’ DSL services, rates for those services may be below cost and may facilitate price squeezes, predatory pricing or other exclusionary strategies by ILECs that harm our business. In 2005, the FCC eliminated certain regulations that apply to the RBOCs provision of broadband Internet access services that are competitive with ours. This decision was upheld by the United States Court of Appeals for the D.C. Circuit in October 2007. The FCC determined that RBOC wireline broadband Internet access services are defined under the Communications Act as information services functionally integrated with a telecommunications component, and relieved RBOCs of related common carrier, tariffing, and non-discrimination obligations. The FCC also provided the RBOCs with flexibility to offer the transmission component of wireline broadband Internet access service to affiliated or unaffiliated ISPs on a common-carrier basis, a non-common carrier basis, or some combination of both. This classification of RBOC wireline broadband Internet access services does not impact competitive local exchange carriers, or CLECs, ability to access UNEs under section 251 of the 1996 Telecommunications Act and the FCC’s rules. In 2006 and 2007, through a series of decisions, the FCC eliminated certain regulations from several high-capacity broadband services for many major ILECs including Verizon, AT&T, Citizens, Embarq, and Frontier. This deregulation extends to certain dominant carrier and pricing rules for high-capacity broadband services. We expect that this additional regulatory freedom and any additional regulatory freedom granted to the RBOCs in this area will increase the competition we face from the RBOCs’ services and could reduce our access to ILEC facilities and services.

In late 2005, the U.S. Department of Justice (with certain limited divestiture conditions) and the FCC approved the mergers of SBC and AT&T and Verizon and MCI. The FCC’s orders approving the mergers also contained conditions favorable to competitive carriers. Such conditions include UNE and other service pricing freezes; recalculation of areas where the merged RBOCs are required to share their networks with competitive telecommunications companies; special access availability, pricing, and service quality monitoring; and Internet peering access and transparency. These conditions are limited and are of varying durations. The relevant conditions placed on Verizon are expected to terminate in 2008 and early 2009. Verizon may seek to increase the rates we pay it for network elements as these conditions expire. The relevant conditions placed on AT&T were extended significantly in duration due to the subsequent AT&T/BellSouth transaction discussed immediately below.

In December 2006, AT&T (the combined SBC/AT&T entity resulting from the 2005 merger) and BellSouth received all of the necessary approvals to transfer BellSouth’s licenses and authorizations to AT&T, pursuant to AT&T’s planned acquisition of BellSouth. The FCC’s approval of the acquisition was conditioned on terms intended to be favorable to competitive telecommunications companies. Such conditions include UNE and other service price freezes; recalculation of areas where the merged AT&T/BellSouth entity is required to share their networks with competitive telecommunications companies; special access availability, pricing, and service quality monitoring; Internet peering access and transparency; and limitations on the use of regulatory forbearance to erode the benefits of the conditions. Another condition requires that AT&T offer stand-alone, or “naked,” ADSL service to its retail customers for $20 a month, which is significantly lower than the price that our resellers charge for similar services. These conditions are limited and are of varying durations.

On December 4, 2007, the FCC acted on six petitions filed by Verizon seeking forbearance from the regulatory requirement to provide competitors access to lines and transport at cost-based rates in the Metropolitan Statistical Areas of Boston, New York, Philadelphia, Pittsburgh, Providence, and Virginia Beach by denying them in full. Verizon has since appealed the FCC’s decision to the U.S. Court of Appeals for the D.C. Circuit, where its appeal is pending. Qwest has similar petitions pending before the FCC for deregulation in the Denver, Minneapolis-St. Paul, Phoenix, and Seattle Metropolitan Statistical Areas. Ongoing access to these network elements at cost-based rates, particularly in Phoenix and Seattle markets, is essential to our ability to profitably offer our services. The FCC is required by statute to act on the Qwest petitions by April 2008 (with one extension to July 2008 possible).

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

Federal and State VoIP Regulation — As a result of the growing deployment of VoIP services, the FCC has taken action to extend to many VoIP services regulations applicable to traditional voice services. In 2005, the FCC required VoIP carriers interconnected with the PSTN, to provide enhanced 911, or E911, service to customers. Also in 2005, the FCC released rules requiring certain broadband Internet providers and VoIP carriers interconnected with the PSTN to accommodate wiretaps pursuant to the Communications Assistance for Law Enforcement Act, or CALEA. In 2006, the FCC extended the Federal Universal Service Fund, or FUSF, contribution obligations to VoIP providers that connect through the PSTN. The United States Court of Appeals for the D.C. Circuit upheld the FCC’s authority to impose FUSF contribution obligations on interconnected VoIP providers on June 1, 2007. Also in 2007, the FCC extended Telecommunications Relay Service, or TRS, disabilities access, customer proprietary network information, or CPNI, annual regulatory fee, and local number portability, or LNP, regulations on interconnected VoIP providers. These additional regulations further increase our regulatory duties and rights as a VoIP provider. There is regulatory uncertainty as to the imposition of access charges and other regulations, taxes, fees and surcharges on VoIP services. If the FCC chose to adopt such regulations, it could impact our ability to offer VoIP services in a cost-efficient manner.

The states PUCs are also conducting regulatory proceedings that could impact our rights and obligations with respect to VoIP. In 2004, the FCC determined that Internet telephony services like our VoIP service are not subject to traditional regulation by the state PUCs. On March 21, 2007, the United States Court of Appeals for the 8th Circuit upheld the FCC with regard to nomadic VoIP, but its decision did not clearly extend to fixed VoIP services such as the services we provide. Some states, most notably New York and Missouri, are currently attempting to exert jurisdiction over fixed VoIP.

Various state legislatures and municipalities have also passed or are currently considering legislation that would impose fees or taxes on our interconnected VoIP.

We cannot predict the outcome of these regulatory and legal proceedings or any similar petitions and regulatory proceedings pending before the FCC or state PUCs. Moreover, we cannot predict how their outcomes may affect our operations or whether the FCC or state PUCs or legislatures will impose additional requirements, regulations or charges upon our provision of VoIP services.

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

Further, the 1996 Telecommunications Act provides the FCC with the authority to forbear from regulating entities such as us. The FCC has exercised its forbearance authority. As a result, we are not obligated to obtain prior approval from the FCC for our interstate services or file tariffs for such services. We generally do not file tariffs for our interstate services. We provide our interstate services to our customers on the basis of contracts rather than tariffs. We believe that it is unlikely that the FCC will require us to file tariffs for our interstate services in the future. We are, however, required to comply with certain obligations that attach to all telecommunications carriers. For example, we are required to make payments into the FUSF for some of our services. The FUSF is a federal fund to support various programs that ensure the availability of telecommunications services to, for example, schools, libraries, hospitals, and in high-cost regions of the country. We are required to pay a percentage of our interstate and international telecommunications and interconnected VoIP revenue to the FUSF, and we generally pass that percentage through to our customers. The amount we are required to pay into the FUSF varies depending on the breakdown between, for example, our telecommunications revenue and non-telecommunications, such as equipment sales and installation services, revenue. In addition, we are not required to pay into the FUSF for any revenues derived from information services. The FCC has a proceeding underway to reexamine its FUSF contribution rules, and the FCC and its FUSF collection agent periodically change the rules related to those contributions, including the percentage and time period of interstate telecommunications revenue that a carrier must contribute to the FUSF. To the extent those rules are changed, or new interpretations of those rules results in an increase in the FUSF contributions that we must make, we may be subject to increased liability for payments beyond what we have already contributed.

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

Local Government Regulation — We may be required to obtain various permits and authorizations from municipalities in which we operate our own facilities or otherwise provide services. The issue of whether actions of local governments with respect to activities of carriers, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive companies which may be preempted by the FCC is the subject of litigation. Although we rely primarily on the unbundled network elements of the ILECs, in certain instances we deploy our own facilities and, therefore, may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could harm our business.

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

Significant Customers

We had approximately 440 wholesale customers as of December 31, 2007. For 2007, 2006 and 2005, our 30 largest wholesale customers in each such year collectively comprised 57.0%, 60.6% and 65.4% of our total net revenues, respectively. Two of our wholesale customers each individually accounted for more than 10% of our revenue:

•	AT&T accounted for 12.3%, 14.3% and 16.3% of our total net revenues for 2007, 2006 and 2005, respectively; and

•	EarthLink accounted for 11.3%, 11.1% and 14.6% of our total net revenues for 2007, 2006 and 2005, respectively.

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

Currently we have twenty patents granted and a number of patent applications pending. We intend to seek additional patent protection for our systems and services to the extent possible. These patents may not be issued to us. Even if they are issued, they may not protect our intellectual property from competition. Competitors may design around or seek to invalidate these patents.

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

Employees

As of December 31, 2007, we had 775 employees. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing, legal, finance, human resources and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing, legal, accounting and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

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

(All dollar and share amounts are presented in thousands, except per share amounts)

Investing in and holding Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) common stock involve a degree of risk. Many factors, including those described below and set forth elsewhere in this report and in other documents we file with the Securities and Exchange Commission, or SEC, could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. If any of these risks materialize, our business, financial condition and results of operations could be adversely affected. These risks are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business.

Because the acquisition by Platinum Equity has not yet closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on our financial performance and stock price.

On October 28, 2007, we entered into the Merger Agreement pursuant to which an affiliate of Platinum Equity, LLC, CCGI Holding Corporation, will acquire all of the outstanding shares of our company’s common stock at a price of $1.02 per share through the merger of CCGI Merger Corporation, a wholly-owned subsidiary of CCGI Holding Corporation, with and into Covad. The transaction is subject to the approval of our stockholders and the satisfaction of customary closing conditions, including the approval of the FCC and state PUCs in many of the states in which we operate and the absence of the occurrence of any material adverse effect on our company prior to the consummation of the merger. These and other conditions are set forth in the Merger Agreement. These conditions are set forth in the Merger Agreement which we filed, as an exhibit to the Current Report on Form 8-K, with the SEC on October 29, 2007 and are also described in the proxy materials we filed with SEC on Schedule 14A on January 14, 2008. We cannot ensure that each of the conditions to the consummation of the Merger set forth in the Merger Agreement will be satisfied.

The existence of the Merger Agreement could cause a material disruption to our business. For example, to the extent that our announcement of the acquisition creates uncertainty among customers or resellers such that they cancel orders or terminate their respective agreements with us, our results of operations and financial condition could be negatively affected.

If the Merger Agreement is terminated, under certain circumstances, we would be required to pay CCGI Holding Corporation a termination fee of $12,000. In addition to such adverse consequence and the possible adverse effects resulting from the announcement of the Merger Agreement, if the acquisition is not consummated we would expect to suffer a number of further consequences that may adversely affect our business, results of operations and stock price, including, but not limited to the following effects:

•	the price of our common stock would likely decrease since our current market price reflects a market assumption that the Merger will be completed;

•	we may experience difficulties in attracting customers and resellers due to changed perceptions about our competitive position, our management, or other aspects of our business;

•	we may not be able to find another buyer willing to pay an equivalent or higher price per share, in an alternative acquisition transaction, than the price provided in the Merger Agreement;

•	we would remain liable for significant costs related to the acquisition, such as legal, accounting and investment banking fees;

•	activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain;

•	we may not be able to retain key employees or attract new employees in areas of growth or need;

•	we may not be able to maintain effective internal control over financial reporting due to employee departures; and

•	we may not be able to raise the capital necessary to fund our operations and outstanding liabilities.

In addition, several lawsuits have been filed against our company and its directors seeking to enjoin or unwind the transaction described in the Merger Agreement, as described in more detail in Part II, Item 1, Legal Proceedings. We cannot assure you that we will prevail in these lawsuits.

We regularly evaluate the strategic value of our business operations and, where appropriate, invest further in certain business operations, and reduce investment in or divest other business operations.

We may choose to divest certain business operations based on our management’s assessment of their strategic value to our business. Decisions to eliminate or limit certain business operations have involved in the past, and could in the future involve, the expenditure of capital, consumption of management resources, realization of losses, transition and wind-up expenses, further reduction in workforce, impairment of the value of purchased assets and goodwill, facility consolidation and the elimination of revenues along with associated costs, any of which could cause our operating results to decline and may fail to yield the expected benefits. The Merger Agreement allows us to continue to conduct our business in the ordinary and usual course, consistent with past practices. This being the case, we may be unable to divest of business operations that we otherwise believe would be in our best interests without the approval of CCGI Holding Corporation.

Our services are subject to government regulation, and changes in current or future laws or regulations and the methods of enforcing the law and regulations could adversely affect our business.

Our services are subject to federal, state and local government regulations. In particular, the company and its resellers are dependent on certain provisions of the 1996 Telecommunications Act to procure certain facilities and services from the RBOCs that are necessary to provide our services. As a result, our business is highly dependent on rules and rulings from the FCC, legislative actions at both the state and federal level, and rulings from states PUCs.

Over the last several years the FCC has made substantial changes to the regulatory environment in which we operate. The FCC’s 2003 Triennial Review Order and its release of further changes to its network unbundling rules afterward, limited, and in some cases eliminated our access to some of the network elements that we use to operate our business. Where we no longer have regulated access to network elements, our costs are likely to increase as a result of these orders and we may be unable to profitably offer some of our services. We may be unable to adapt to the changed regulatory environment, in its current form, or to future changes, whether resulting from these orders or from subsequent action by Congress, state legislatures, the courts, the FCC, or other regulatory authorities.

In addition, the FCC’s 2003 Triennial Review Order and related subsequent orders provided that RBOC fiber-based facilities and packet-based facilities were no longer required to be unbundled and made available to competitive carriers like us. The RBOCs have each announced plans to aggressively deploy new fiber and packet-based facilities as replacements for the copper loop based facilities that we use to provide our services. This substitution of fiber and related phase-out of copper lines will reduce the portion of the market for data and voice services that we can reach utilizing our wireline network. While we are currently seeking federal and state regulation that would preserve RBOC copper for competitive use and are also pursuing alternative means of providing services where copper phase-out occurs, including commercial access agreements with the RBOCs and alternative means of providing services, such as fixed wireless, we may not be successful in these efforts, and there may be material adverse effects on our financial condition.

On December 4, 2007, the FCC acted on six petitions filed by Verizon seeking forbearance from the regulatory requirement to provide competitors access to lines and transport at cost-based rates in Boston, New York, Philadelphia, Pittsburgh, Providence, and Virginia Beach by denying them in full. Verizon has since appealed the FCC’s decision to the U.S. Court of Appeals for the D.C. Circuit, where its appeal is pending. Qwest has similar petitions pending before the FCC for deregulation in the Denver, Minneapolis-St. Paul, Phoenix, and Seattle Metropolitan Statistical Areas. Ongoing access to these network elements at cost-based rates, particularly in Phoenix and Seattle markets, is material to our ability to profitably offer our services. The FCC is required by statute to act on the Qwest petitions by April 2008 (with one extension to July 2008 possible). A court decision that overturns the FCC’s Verizon decision, or an FCC decision granting the Qwest petitions, in whole or in part, could significantly increase the costs of providing our services and have a material adverse effect on our financial results.

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

The majority of our revenue comes from Internet service providers, telecommunications carriers and other customers who resell our Internet access and other services to their business and consumer end-users. Our agreements with our resellers are generally non-exclusive, and many of our customers also resell services offered by our competitors. Our agreements with our resellers generally do not contain purchase commitments. A limited number of resellers account for a significant portion of our revenues. Our top 30 resellers accounted for approximately 57.0% of our net revenues for 2007. We expect that our reseller customers will continue to account for a significant portion of our revenue and new end user additions.

If we were to lose one or more of our key resellers or if one or more of our key resellers stopped providing us with orders or removed end-users from our network, our revenue and line-growth could be materially adversely affected. Consolidations, mergers and acquisitions involving our key resellers have occurred in the past and may occur in the future. These consolidations, mergers and acquisitions may cause key resellers to stop providing us with orders or to remove end-users from our network. On January 31, 2005, one of our major resellers, AT&T Corp., was acquired by SBC, one of the largest RBOCs and also one of our larger resellers. The surviving company is now known as AT&T, Inc. In December 2006, AT&T acquired BellSouth. On January 6, 2006, another one of our resellers, MCI, was acquired by Verizon. The combined AT&T entity and Verizon (including MCI) are both our competitors and resellers of our services and account for a significant portion of our revenues.

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

We may need to raise additional capital under difficult financial market conditions, and our substantial leverage may negatively affect our operating results.

As of December 31, 2007, we had $46,316 in cash and cash equivalents, $19,640 in short-term investments, and $5,667 in restricted cash and cash equivalents. The sum of these balances amounted to $71,623. At December 31, 2007 we had outstanding bank loans and long-term debt aggregating $178,561. Included in our long-term debt is $125,000 in principal amount of our 3% Convertible Senior Debentures. The holders of these debentures have the right to require us to repurchase them for par value, plus accrued interest, in March 2009, and we currently expect them to exercise this right if the Merger is not completed before March 2009. If the Merger is not completed we expect that we will need to obtain external financing to enable us to repurchase the debentures. Adverse business, regulatory or legislative developments may also require us to raise additional financing, raise our prices or substantially decrease our cost structure.

Restrictive covenants in our EarthLink Convertible Notes and the Silicon Valley Bank senior secured credit facility may limit our ability to raise additional capital through sales of debt or equity securities, and our ability to raise capital may also be affected by the status of the credit and equity markets through which we may seek to access financing. As such, we may not be able to raise additional capital on terms that we find acceptable, or at all. If we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than we desire, our financial condition and results of operation would be adversely affected.

Our substantial leverage could have other negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring the allocation of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including working capital and capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

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

Our growth has placed, and will continue to place, significant demands on our management and operations. Our customers are using increasing amounts of bandwidth as they use applications like VoIP and streaming video. We expect to replace equipment in our network as it becomes obsolete, implement system upgrades, new software releases and other enhancements which will require additional expenditures and may cause disruption and dislocation in our business. If we are successful in implementing our marketing strategy, we may have difficulty responding to demand for our services and technical support in a timely manner and in accordance with our customers’ expectations. We expect these demands may require increased outsourcing of our business functions to third parties. We may be unable to do this successfully, in which case we could experience an adverse effect on our financial performance.

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

If we detect material weaknesses in our internal controls over financial reporting under the requirements of the Sarbanes-Oxley Act, our business, reputation and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual reports. Section 404, as updated, also requires our independent registered public accounting firm to annually attest to, and report on, the effectiveness of our internal control over financial reporting.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2007, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

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

Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical, operations, sales, marketing, finance, legal, human resource, and managerial personnel as we add end-users to our network. Competition for qualified personnel is intense. Our reduced stock price, as well as our Merger Agreement with CCGI Holding Corporation, has greatly reduced or eliminated the value of stock options held by many of our employees, making it more difficult to retain employees in a competitive market. In addition, in the event that our employees unionize, we could incur higher ongoing labor costs and disruptions in our operations in the event of a strike or other work stoppage.

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

Under generally accepted accounting principles, we are required to review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In addition, we are required to review our goodwill on at least an annual basis. If presently unforeseen events or changes in circumstances arise which indicate that the carrying value of our goodwill or other intangible assets may not be recoverable, we will be required to perform impairment reviews of these assets, which have carrying values of $50,002 and $5,572 as of December 31, 2007. An impairment review could result in a write-down of all or a portion of these assets to their fair values. We perform an annual impairment review of our goodwill during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In light of the large carrying value associated with our goodwill and intangible assets, any write-down of these assets may result in a significant charge to our statement of operations in the period any impairment is determined and could cause our stock price to decline.

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

Currently, we have been issued twenty patents, and we have a number of additional patent applications pending. We intend to prepare additional applications and to seek patent protection for our systems and services. These patents may not be issued to us. If issued, they may not protect our intellectual property from competition. Competitors could design around or seek to invalidate these patents.

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

The market price for our common stock has been, and is likely to continue to be, highly volatile, which may result in losses to investors. We believe that a number of factors contribute to this fluctuation and may cause our stock price to decline in the future. While it is not possible to foresee all of the events that could adversely affect the price of our common stock or cause such price to remain volatile, the factors include:

•	a termination of our Merger Agreement with Platinum Equity, in which event the price of our common stock would likely decrease since our current market price reflects a market assumption that the merger will be completed;

•	state and federal regulatory and legislative actions;

•	general economic conditions and the condition of the telecommunications industry;

•	our ability to maintain existing customers and add new customers and recognize revenue from distressed customers;

•	our ability to execute our operational plan and reach profitability and cash flow positive from operations;

•	our ability to maintain sufficient liquidity to fund our operations;

•	adverse litigation results;

•	announcements of new products, services or pricing by our competitors or the emergence of new competing technologies;

•	our failure to meet the expectations of investors or of analysts;

•	the adoption of new, or changes in existing, accounting rules, guidelines and practices, which may materially impact our financial statements and may materially alter the expectations of securities analysts or investors;

•	the level of demand for broadband Internet access services and VoIP telephony services;

•	departures of key personnel; and

•	effective internal controls over financial reporting.

The stock market has periodically experienced significant price and volume fluctuations that have particularly affected the market prices of common stock of technology companies. These changes have often been unrelated to the operating performance of particular companies. These broad market fluctuations may also negatively affect the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) is headquartered in San Jose, California in facilities with a combined total of 133,310 square feet, under leases that will expire in 2008 and 2010. In addition, we lease approximately 37,517 and 51,398 square feet of space for our call center operations in Herndon, Virginia and Denver, Colorado, respectively, which expire in 2010 and 2011, respectively. We manage our network operations center in a 36,000 square feet leased location, separate from our corporate headquarters facilities, in San Jose, California, which expires in 2009. We also lease office space with a combined total of approximately 41,171 square feet in the metropolitan areas where we conduct operations, which expire in 2008 to 2010.

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

Several stockholders have filed complaints in the United States District Court for the Southern District of New York, on behalf of themselves and purported classes of stockholders, against Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) and several former and current officers and directors in addition to some of the underwriters who handled our stock offerings. These lawsuits are so-called IPO allocation cases, challenging practices allegedly used by certain underwriters of public equity offerings during the late 1990s and 2000. On April 19, 2002, the plaintiffs amended their complaint and removed us as a defendant. Certain directors and officers are still named in the complaint. The plaintiffs claim that we and others failed to disclose the arrangements that some of these underwriters purportedly made with certain investors. We believe these officers and directors have strong defenses to these lawsuits and intend to contest them vigorously. However, litigation is inherently unpredictable and there is no guarantee that these officers and directors will prevail.

In June 2002, Dhruv Khanna was relieved of his duties as our General Counsel and Secretary. Shortly thereafter, Mr. Khanna alleged that, over a period of years, certain current and former directors and officers had breached their fiduciary duties to us by engaging in or approving actions that constituted waste and self-dealing, that certain current and former directors and officers had provided false representations to our auditors and that he had been relieved of his duties in retaliation for his being a purported whistleblower and because of racial or national origin discrimination. He threatened to file a shareholder derivative action against those current and former directors and officers, as well as a wrongful termination lawsuit. Mr. Khanna was placed on paid leave while his allegations were being investigated.

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

After the committee’s findings had been presented and analyzed, we concluded in January 2003 that it would not be appropriate to continue Mr. Khanna on paid leave status, and we determined that there was no suitable role for him in the business. Accordingly, he was terminated as an employee of the Company.

Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative lawsuit against our current and former directors (“defendants”) in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on behalf of the Company from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek to invalidate our election of directors in 2002, 2003 and 2004 because they claim that our proxy statements were misleading. On May 9, 2006, the court dismissed several of the claims for breach of fiduciary duty as well as the claims relating to our proxy statements. The court also determined that Mr. Khanna could no longer serve as a plaintiff in this matter.

On September 27, 2007, the parties entered into a settlement in the Khanna lawsuit. On or about December 5, 2007, the settlement was approved by the Court. The order approving the settlement was not appealed, and the terms of the settlement became effective on or about January 5, 2008. Thereafter, we received a payment of approximately $6,250 from the individual defendants from which we paid plaintiffs’ counsel approximately $1,890 in fees and certain costs. The settlement has resulted in the dismissal of the lawsuit with prejudice.

On October 31, 2007, we and the members of our Board of Directors were named as defendants in a purported class action lawsuit brought by William Forte (“Plaintiff”) in the Superior Court of California, County of Santa Clara. Plaintiff alleges breach of fiduciary duty by defendants in connection with the transaction contemplated by the Agreement and Plan of Merger, dated as of October 28, 2007, by and among us, CCGI Holding Corporation and CCGI Merger Corporation, as more fully described in Note 1 to the consolidated financial statements. Plaintiff seeks certain equitable relief, including an injunction to prevent or unwind the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and we intend to vigorously defend ourseves in this matter.

On November 7, 2007, we, the members of our Board of Directors and Platinum Equity, LLC were named as defendants in a purported class action lawsuit brought by Feivel Gottlieb (Defined Benefit Pension Plan 2) (“Feivel Gottlieb”) in the Superior Court of California, County of Santa Clara. Feivel Gottlieb alleges breach of fiduciary duties by the individual defendants and the aiding and abetting of such breach by us and Platinum Equity, LLC in connection with the contemplated acquisition of our company. Feivel Gottlieb seeks certain equitable relief, including an injunction to prevent the consummation of the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and we intend to vigorously defend ourselves in this matter.

On December 18, 2007, we, the members of our Board of Directors, Platinum Equity, LLC, CCGI Holding Corporation and CCGI Merger Corporation were named as defendants in a purported class action lawsuit brought by Robert Vilardi and Ellen Goldberg-Linzer in the Court of Chancery of the State of Delaware. Mr. Vilardi and Ms. Goldberg-Linzer allege breach of fiduciary duties by the individual defendants and the aiding and abetting of such breach by Platinum Equity, LLC, CCGI Holding Corporation and CCGI Merger Corporation in connection with the contemplated acquisition of our company. Mr. Vilardi and Ms. Goldberg-Linzer seek certain equitable relief, including an injunction to prevent the consummation of the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and we intend to vigorously defend ourselves in this matter.

On December 18, 2007, we, the members of our Board of Directors, Platinum Equity, LLC, CCGI Holding Corporation and CCGI Merger Corporation were named as defendants in a purported class action lawsuit brought by Lisa Swanson, IRA (“Swanson”) in the Court of Chancery of the State of Delaware. Swanson alleges breach of fiduciary duties by the individual defendants, breach of fiduciary duty by the unspecified “Covad defendants” and the aiding and abetting of such breach by the unspecified “Platinum Defendants” in connection with the contemplated acquisition of our company. Swanson seeks certain equitable relief, including an injunction to prevent the consummation of the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and we intend to vigorously defend ourselves in this matter.

On or about July 26, 2007, we entered into a settlement agreement with AT&T, Inc., which resulted in the dismissal of all pending state and FCC regulatory proceedings against BellSouth Telecommunications as well as a release of several claims between us and AT&T.

On October 9, 2007, we were named as a nominal defendant in a lawsuit brought by an alleged stockholder named Vanessa Simmonds in the United States, District Court, Western District of Washington, at Seattle. Ms. Simmonds named Bear Stearns Companies Inc. (“BSCI”) and the Goldman Sachs Group, Inc. (“GSGI”) as defendants alleging that BSCI and GSGI served as lead underwriters on the initial public offering of our common stock and violated Section 16(b) of the Securities Exchange Act of 1934 by engaging in certain prohibited transactions of our stock. Ms. Simmonds seeks various remedies, including disgorgement of all profits from the alleged transactions and recovery of attorneys’ fees. This matter is in the early stages of litigation and, to the extent that Ms. Simmonds may intend to pursue any claims against us, we intend to vigorously defend ourselves in those matters.

On or about June 30, 2006, Saturn Telecommunication Services (STS) filed a demand for arbitration against us seeking damages for Covad’s alleged failure to provide certain wholesale services to it. On or about February 9, 2007, STS amended the demand to include additional allegations and requests for relief. On December 10, 2007, the arbitrator in this matter issued an award of approximately $7,300 in STS’ favor. On December 12, 2007, STS filed a motion in the United States District Court, Southern District of Florida, to confirm the award. On January 21, 2008, Covad Communications Company moved to vacate the award. On February 7, 2008, the Court held a hearing on these two motions. The Court allowed the parties to submit additional briefing, which we filed on February 14, 2008. The Court indicated at the hearing that it would issue an order in approximately one month from the hearing date.

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

During the fourth quarter of 2007, Covad Communications Group, Inc. did not submit any matters to the vote of our security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(Share amounts are presented in thousands)

Market Price Information and Dividend Policy for Our Common Stock

From July 20, 2001 through July 27, 2005, Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) common stock traded only on the NASDAQ’s OTC Bulletin Board under the symbol COVD.OB. Since July 28, 2005, our common stock has traded on the American Stock Exchange under the symbol DVW. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock as reported by the American Stock Exchange.

	High	Low

Fiscal Year Ended December 31, 2006
First Quarter	$2.13	$0.87
Second Quarter	$2.59	$1.75
Third Quarter	$2.05	$1.35
Fourth Quarter	$1.53	$1.08
Fiscal Year Ended December 31, 2007
First Quarter	$1.47	$1.10
Second Quarter	$1.24	$0.85
Third Quarter	$0.91	$0.66
Fourth Quarter	$0.95	$0.62

On December 31, 2007, the last reported sale price for our common stock on the American Stock Exchange was $0.86 per share. As of February 14, 2008 there were 17,224 holders of record of our common stock, and there were no holders of record of our Class B common stock.

We have never declared or paid any dividends on our common stock. In addition, as a result of our loan agreement with Silicon Valley Bank, we are prohibited from paying dividends or make any other distribution on or purchase of, any of our capital stock. We currently anticipate that we will retain any future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our board of directors will determine our future dividend policy.

ITEM 6.	Selected Financial Data

The following selected unaudited financial data should be read in conjunction with Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(All dollar and share amounts are presented in thousands,
	except per share amounts)

Consolidated Statement of Operations Data:
Revenues, net	$484,207	$474,304	$443,179	$429,197	$388,851
Cost of sales (exclusive of depreciation and amortization)	346,876	328,474	311,139	266,172	288,122
Benefit from federal excise tax adjustment	—	(19,455)	—	—	—
Selling, general and administrative	110,958	127,129	158,552	146,241	140,081
Depreciation and amortization	51,269	44,825	67,241	77,410	73,884
Provision for post-employment benefits	1,652	1,597	3,640	1,409	1,235
Litigation-related expenses	7,338	—	—	—	—
Loss from operations	(34,362)	(8,517)	(97,964)	(60,000)	(114,570)
Interest expense	11,480	9,562	5,005	4,927	5,526
Gain on sale of equity securities	—	—	28,844	—	—
Gain on deconsolidation of subsidiary	—	—	53,963	—	—
Net loss	$(42,967)	$(13,949)	$(15,722)	$(60,761)	$(112,302)
Basic and diluted per share amounts:
Net loss	$(0.14)	$(0.05)	$(0.06)	$(0.24)	$(0.50)
Weighted-average common shares used in computing basic and diluted per share amounts	297,489	290,262	265,240	249,187	224,950

	As of December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$65,956	$62,072	$96,501	$150,996	$114,345
Property and equipment, net	$71,353	$87,586	$71,663	$78,707	$94,279
Total assets	$272,729	$313,308	$300,581	$385,225	$334,711
Long-term obligations, including capital leases	$174,486	$168,801	$125,206	$125,734	$50,000
Total stockholders’ equity (deficit)	$(36,270)	$2,354	$(20,169)	$(8,635)	$(5,553)

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003

Other Operating and Financial Data:
Collocation facilities	2,049	2,048	2,052	2,052	1,819
Homes and businesses passed (approximately)	57,000,000	57,000,000	57,000,000	50,000,000	46,000,000
Lines in service	487,000	519,000	567,200	533,200	517,000
Capital expenditures for property and equipment	$28,798	$46,964	$42,397	$38,743	$44,142
Capital expenditures for collocation fees and purchases of other intangibles assets	$1,015	$3,236	$3,582	$7,900	$14,889

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar and share amounts are presented in thousands, except per share amounts)

The following discussion of Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in Part I, Item 1A. — “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We disclaim any obligation to update information contained in any forward-looking statement. See — Forward-Looking Statements.”

Overview

Our Business

We provide voice and data communications products and services to consumers and businesses. We provide these services throughout the United States in approximately 235 major metropolitan areas in 44 states. Our products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony, or VoIP, fixed wireless broadband, and a variety of related services. We primarily use digital subscriber line, or DSL, and T-1 technologies to deliver our services. In order to provide our services we purchase network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local exchange carriers, or ILECs, and other carriers, and then combine these network elements with our own nationwide network facilities. We purchase the majority of these network elements from Verizon Communications, Inc., or Verizon, BellSouth Telecommunications, Inc., or BellSouth, AT&T, Inc. (formerly SBC Communications, Inc., or SBC), or AT&T, and Qwest Corporation, or Qwest, which are also known as the regional Bell operating companies, or RBOCs. As of December 31, 2007, we had approximately 487,000 broadband access end-users, approximately 2,300 VoIP business customers with a combined total of approximately 4,000 VoIP sites, and approximately 3,600 fixed wireless broadband subscribers.

We operate two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. We also offer line-powered voice access service, or LPVA, which enables a wholesale partner to combine analog voice service with our consumer-grade data services. As of December 31, 2007, Wholesale had approximately 416,000 DSL and T-1 lines in service, down from 443,000 lines as of December 31, 2006. The majority of our services are sold through our Wholesale segment.

Our Direct segment sells VoIP, high-speed data connectivity, fixed wireless broadband, and related value-added services. We sell our business-grade VoIP services primarily through our Direct segment. We sell our Direct services through multiple channels including telesales, field sales, affinity partner programs, and our website. Direct focuses on the small business market and also sells to enterprise customers that purchase our services for distribution across their enterprise. As of December 31, 2007, Direct had approximately 71,000 DSL and T-1 lines in service, down from 76,000 lines as of December 31, 2006. In addition, Direct provided service to approximately 2,300 VoIP business customers and approximately 3,600 fixed wireless broadband subscribers at the end of 2007.

Our total lines in service as of December 31, 2007 decreased by 32,000 lines, or 6.2% when compared to December 31, 2006 primarily as a result of a decrease in our consumer lines. However, our T-1 lines, which are typically higher revenue-producing lines, increased by 7,739, or 27.6%.

Since our inception, we have and continue to generate significant net and operating losses and negative operating cash flow, except for the year ended December 31, 2007 in which we generated positive cash flow from operations. Our cash reserves are limited and our business plan is based on assumptions that we believe are reasonable, but some of which are out of our control. If actual events differ from our assumptions, we may need to raise additional capital on terms that are less favorable than we desire, or we may not be able to raise or obtain additional liquidity.

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

Recent Event

On October 28, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which an affiliate of Platinum Equity, LLC, CCGI Holding Corporation, will acquire all of the outstanding shares of our common stock at a price of $1.02 per share through the merger (the “Merger”) of CCGI Merger Corporation, a wholly-owned subsidiary of CCGI Holding Corporation, with and into Covad. The transaction is subject to the approval of our stockholders and the satisfaction of customary closing conditions, including the approval of the FCC and state public utility commissions, or PUCs, in many of the states in which we operate and the absence of any material adverse effect on our company prior to the consummation of the Merger. These and other conditions are set forth in the Merger Agreement.

Additionally, on October 28, 2007, in connection with the proposed Merger, we and Mellon Investor Services, LLC entered into a Second Amendment to the Amended and Restated Stockholder Protection Rights Agreement (the “Rights Agreement Amendment”), which amends our Amended and Restated Stockholder Protection Rights Agreement, dated November 1, 2001, as amended (the “Rights Agreement”), to provide that CCGI Holding Corporation shall not be deemed an “Acquiring Person” under the Rights Agreement solely by virtue of the execution of the Merger Agreement or the consummation of the Merger.

If the Merger Agreement is terminated, under certain circumstances, we will be required to pay CCGI Holding Corporation a termination fee of $12,000. Upon consummation of the Merger, our company will become a wholly-owned subsidiary of CCGI Holding Corporation, and our stock will cease to be publicly traded. Accordingly, this annual report on Form 10-K should be read with the understanding that should the Merger be completed, Platinum Equity will have the power to control the conduct of our company’s business, and our company will no longer exist as a publicly traded company.

Our Opportunities and Challenges

Our business is subject to on-going changes in technologies, the competitive environment, particularly with regard to continued pricing pressure on our consumer-grade services and industry consolidation, federal and state regulations, and our resellers’ changing market strategies. We continue to experience churn among our existing end-users due to pricing pressures and other factors. As a result of these market conditions, we continue to prioritize and invest our resources towards selling:

•	T-1 access;

•	business asymmetric DSL, or ADSL;

•	line-powered voice access service, or LPVA;

•	VoIP; and

•	Fixed wireless broadband access.

We refer to these services as our Growth services. Our remaining services are our Legacy services, which are consumer ADSL, business symmetric DSL, or SDSL, frame relay and high-capacity transport circuits. While we believe we are favorably positioned to take advantage of market opportunities for our Growth services, it is difficult to predict with a high degree of certainty our ability to continue to grow our sales and the profit margins we will derive from these services.

In addition, some of our Growth services, such as VoIP and LPVA, require significant upfront expenditures to acquire and provision new customers. In most cases, there is a lag between the cash outlay for these expenditures and the timing of future sales. This lag negatively impacts our cash flow. Consequently, our ability to offset the continuing decline in sales of our Legacy services by sales of our Growth services may be adversely affected by our limited liquidity, which may hinder our ability to invest in and promote the sales of these Growth services

Given the facts above and the highly competitive, dynamic, and heavily regulated nature of our business environment, we face a complex array of factors that create challenges and opportunities for us. Key matters upon which we are focused at this time include the following:

Efficient use of cash — As of December 31, 2007 our cash and cash equivalents, short-term investments in debt securities, and restricted cash and cash equivalents were $71,623. This balance was comprised of $46,316 of cash and cash equivalents, $19,640 in short-term investments in debt securities, and $5,667 in restricted cash and cash equivalents. For the year ended December 31, 2007, we recorded a net loss of $42,967 and generated cash flow from operations of $18,072. We continue to manage expenditures closely. Our ability to attain and sustain cash flow sufficiency will largely depend on the rate at which we can grow our revenues while controlling the expenditures necessary to generate and support increases in revenue.

Efficiently deliver broadband Internet access services — Our stand-alone DSL services continue to face intense competition. Our competitors are aggressively pricing their broadband services, often as part of a bundled service offering that includes voice and video services. We believe these market conditions place pricing pressure on us and our resellers, reduce the number of orders for our services, and cause a higher level of churn among our consumer end-users. High churn rates negatively impact our business because even if we are successful in attracting new customers to replace those that we lose, there is a significant cost of acquisition associated with attracting and provisioning these new end users.

Respond to Changes in Telecommunications Regulations — Federal, state and local government regulations affect our services. In particular, we rely upon provisions of the 1996 Telecommunications Act to procure certain facilities and services from the RBOCs that are necessary to provide our services. As a result, our business can be materially affected by changes in applicable rules and policies as a result of FCC decisions, legislative actions at both the state and federal levels, rulings from state PUCs, and court decisions. Such changes may reduce our access to network elements at regulated prices and increase our costs. We have changed our business in the past to respond to new regulatory developments and it is likely that we will need to make similar changes in the future.

Enter and maintain acceptable line-sharing terms with the RBOCs — We currently support our consumer and small office/home office focused resellers through line-sharing. We currently generate 15.1% of our revenues from the sale of our line-shared services. Although the revenues we generate from line-sharing with the RBOCs may decline in future periods, we think this market will continue to be important to us. Since the RBOCs are the incumbent local telephone companies in almost all of the metropolitan areas where we offer our services, our ability to generate significant revenue from the sale of our line-shared DSL services will depend on whether we are able to enter into and maintain long-term agreements with the RBOCs, like our agreements with AT&T, Verizon and Qwest, or obtain favorable regulatory rulings that will allow us to share telephone lines for new customers on reasonable terms.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. We have discussed the development and selection of critical accounting policies and estimates with our audit committee. The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:

•	We recognize revenues when persuasive evidence of our arrangement with the customer exists, service has been provided to the customer, the price to the customer is fixed or determinable and collectibility of the sales price is reasonably assured. We recognize up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty-four to forty-eight months using the straight-line method. We include revenue from sales of CPE and other activation fees for installation and set-up as up-front fees because neither is considered a separate unit of accounting. Similarly, we treat the incremental direct costs of service activation, which consist principally of CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the aggregate up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over a range of twenty-four to forty-eight months.

•	We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for estimated credit losses. In addition, we have billing disputes with some of our customers. These disputes arise in the ordinary course of business in the telecommunications industry and we believe that their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain customer revenues are subject to refund if the end-user terminates service within thirty days of service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations, and our reported revenue in any period could be different than what is reported if we employed different assumptions in estimating the outcomes of these items.

•	We state our inventories at the lower of cost or market, determined using the “first-in, first-out” method. In assessing the ultimate recoverability of inventories, we are required to make estimates regarding future customer demand.

•	We record property and equipment and intangible assets at cost, subject to adjustments for impairment. We depreciate or amortize property and equipment and intangible assets using the straight-line method over their estimated useful lives. When assessing the recoverability of our property and equipment and intangible assets during an impairment test, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets which could result in us recording impairment charges relating to our property and equipment and intangible assets.

•	We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. The performance of the test involves a two-step process. The first step compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of the reporting unit is determined by generally accepted valuation methods, such as income and market approaches, if quoted market prices are not available. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded.

•	We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. We also have billing disputes with our telecommunication vendors that arise in the ordinary course of business. These disputes are primarily driven by the timing of implementation and interpretation of complex rate structures and the related agreements with these vendors in various states in which we operate. Upon receiving an actual credit or a firm commitment to issue the credit by the vendor, we record the recovery through an adjustment to cost of sales and the related liability. Estimated recoveries are recorded if there is a legal basis, otherwise such amounts are recorded when the actual credit or a firm commitment to issue a credit is received from the vendor. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position, results of operations or cash flows.

•	We perform on-going research and analysis of the applicability of transaction-based taxes to sales of our products and services and purchases of telecommunications circuits from various carriers. This research and analysis may include discussions with authorities of jurisdictions in which we do business and transaction-based tax experts to determine the extent of our transaction-based tax liabilities. In addition, we continue to analyze the probable applicability of employment-related taxes for certain stock-based compensation provided to employees in prior periods. It is reasonably possible that our estimates of our transaction-based and employment-related tax liabilities could change in the near term, the effects of which could be material to our consolidated financial position and results of operations.

•	We make market development funds, or MDF, available to certain customers for the reimbursement of co-branded advertising expenses and other purposes. To the extent that MDF is used by our customers for co-branded advertising, and the customers provide us with third-party evidence of such co-branded advertising and we can reasonably estimate the fair value of our portion of the advertising, such amounts are charged to advertising expense as incurred. Other MDF activities are recorded as reductions of revenues as incurred. Amounts payable to customers relating to rebates and customer incentives are recorded as reductions of revenues based on our estimate of sales incentives that will ultimately be claimed by customers.

•	We record post-employment benefits which primarily consist of our severance plans. These plans are primarily designed to provide severance benefits to our eligible employees whose employment is terminated in connection with reductions in our workforce. We do not accrue for this employee benefit, other than for individuals that have been notified of termination, because we cannot reasonably determine the probability or the amount of such payments.

•	We account for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of our assets and liabilities. We record a valuation allowance on our deferred tax assets to arrive at an amount that is more likely than not to be realized. In the future, should we determine that we are able to realize all or part of our deferred tax assets, which presently are fully reserved, an adjustment to our deferred tax assets would increase income in the period in which the determination was made.

•	Effective January 1, 2006, we adopted the provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment” , or SFAS 123R. Accordingly, we account for stock-based awards exchanged for employee services based on the fair value of the award. We measure the stock-based compensation cost at the grant-date and recognize such cost over the employee requisite service period. Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, or APB 25, and related Interpretations, and provided the required pro-forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” In accordance with APB 25, we did not recognize compensation cost for awards that had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. We elected to adopt the modified prospective transition method as provided by SFAS 123R. Under this transition method, compensation cost recognized in our consolidated statement of operations includes (i) compensation cost for all shared-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated. We currently do not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and because of our net operating loss carryforwards. We capitalize stock-based compensation as part of the cost of our network when we perform major build or enhancement projects. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SEC’s Staff Accounting Bulletin No. 107, or SAB 107, and our prior period pro-forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). We determine the expected life of the options using historical data for options exercised, cancelled after vesting and outstanding. We determine the expected stock price volatility assumption using historical volatility of our common stock over a period equal to the expected life of the option. These assumptions are consistent with our estimates prior the adoption of SFAS 123R. We determine the forfeiture rate using historical pre-vesting cancellation data for all options issued after 2001. Prior to the adoption of SFAS 123R, we accounted for forfeitures upon occurrence. Assumptions such as expected term, expected volatility and expect forfeiture rates, require significant judgment. Changes in those assumptions could materially impact reported results in future periods.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008. SFAS 141(R) will be applied prospectively. We are currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are evaluating if we will elect to measure these instruments and other items at fair value. If we elect to use the fair value method to measure financial assets and liabilities the effect would be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB concluded that it should defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. While the deferral provides some relief for us, we will still need to apply the recognition and disclosure requirements of SFAS 157 for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We are evaluating the effect that SFAS 157 will have on our consolidated financial statements upon adoption of the Statement.

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

We allocate network costs to our business segments based on their consumption of circuit or equipment capacity. We allocate end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. CPE cost is directly assigned to a business segment based on the number of installations performed by such segment. We allocate labor costs from our operations to our business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. We allocate employee compensation for our sales forces directly to the business segments based on the customers they sell to and serve. We allocate advertising and promotions to the business segments based on the targeted customers of the advertising and promotions. Costs and expenses not allocated to the business segments, as described above, are recorded in the Company’s Corporate Operations.

Results of Operations for 2007, 2006 and 2005

Revenues, net

The primary component of our net revenues is earned monthly broadband subscription billings for DSL services. We also earn revenues from monthly subscription and usage billings related to our VoIP and fixed wireless broadband services, and monthly subscription billings for high-capacity T-1 circuits sold to our wholesale customers. Because we do not recognize revenues from billings to financially distressed customers until we receive payment and until our ability to keep the payment is reasonably assured, our reported revenues for the 2007, 2006 and 2005 have been impacted by whether we receive, and the timing of receipt of, payments from these customers. Our net revenues also include a ratable portion of service activation fees and revenue from equipment sales for which the up-front billings are deferred and recognized as revenue over the expected life of the relationship with the end-user, and FUSF charges billed to our customers. We record customer incentives and rebates that we offer to attract and retain customers as reductions to gross revenues. We regularly have billing and service disputes with our customers. These disputes arise in the ordinary course of business in the telecommunications industry, and we believe their impact on our accounts receivable and revenues can be reasonably estimated based on historical experience. In addition, certain revenues are subject to refund if an end-user terminates service within thirty days of the service activation. Accordingly, we maintain allowances, through charges to revenues, based on our estimate of the ultimate resolution of these disputes and future service cancellations.

Our net revenues of $484,207 for 2007 increased by $9,903, or 2.1%, over our net revenues of $474,304 for 2006. This increase was attributable to a $38,605 increase in broadband revenues primarily as a result of higher sales from our Growth services, a $14,876 increase in VoIP revenues primarily as a result of adding customers and stations, and a $3,558 increase in wireless broadband revenues as a result of the acquisitions of NextWeb in February 2006 and DataFlo in November 2006. These increases were partially offset by decreases in broadband revenues primarily as a result of a $35,672 decrease in sales as a result of having fewer subscribers for our Legacy services and $9,288 due to lower selling prices. In addition, our other revenues decreased by $2,174 primarily as a result of the sale of a software license related to our operational and support system software in 2006. At this time we do not anticipate additional revenue from the sale of our software.

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

We expect to continue to experience increases in net revenues from the sales of our Growth services, subject to our ability to continue to finance further investments in this part of our business. We also expect to continue to experience competitive pricing pressure on our current Legacy services. As a result, we expect to continue to experience high levels of customer service terminations, particularly in our consumer DSL services, which may be greater than the number of new activations. We also expect customer rebates and incentives to continue to be an element of our sales and marketing programs and we also may reduce our prices in order to respond to competitive market conditions. It is possible that these conditions will cause our revenues to decline in future periods if we do not generate enough new sales from our Growth services.

Segment Revenues and Significant Customers

Our segment net revenues were as follows:

	Year Ended December 31,
	2007	2006	2005

Wholesale	$305,891	$315,321	$314,205
Percent of net revenues	63.2%	66.5%	70.9%
Direct	$178,316	$158,983	$128,974
Percent of net revenues	36.8%	33.5%	29.1%

Our Wholesale net revenues for 2007 decreased by $9,430, or 3.0%, when compared to 2006. This decrease was attributable to a $28,646 decrease in sales as a result of having fewer subscribers for our Legacy services and $4,937 due to lower selling prices. In addition, our other revenues decreased by $2,174 primarily as a result of the sale of a software license related to our operational and support system software during 2006. These decreases were offset by a $26,327 increase in broadband revenues primarily as a result of higher sales from our Growth services. Our Direct net revenues for 2007 increased by $19,333 or 12.2%, when compared to 2006. This increase was attributable to a $14,876 increase in VoIP revenues as a result of adding customers and stations, a $12,278 increase in broadband revenues as a result of higher sales from our Growth services, and a $3,558 increase in wireless broadband revenues as a result of the acquisitions of NextWeb in February 2006 and DataFlo in November 2006. These increases were offset by decreases in broadband revenues primarily as a result of a $7,028 decrease in sales as a result of having fewer subscribers for our Legacy services and $4,351 due to lower selling prices.

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

As of December 31, 2007, we had approximately 440 wholesale customers. For 2007, 2006 and 2005, our 30 largest wholesale customers, in each such year, collectively accounted for 90.2%, 91.1% and 92.2%, respectively, of our total wholesale net revenues, and 57.0%, 60.6% and 65.4%, respectively, of our total net revenues. As of December 31, 2007 and 2006, receivables from these customers collectively accounted for 50.6% and 53.1%, respectively, of our gross accounts receivable balance.

For 2007 and 2006, two of our wholesale customers, AT&T and EarthLink, individually accounted for 12.3% and 11.3%, and 14.3% and 11.1%, respectively, of our total net revenues. AT&T’s percentage of 12.3% and 14.3% for 2007 and 2006, respectively, includes the net revenues for AT&T and SBC, which became one entity in 2005. For 2005, AT&T and EarthLink individually accounted for 16.3% and 14.6%, respectively, of our total net revenues. As of December 31, 2007 and 2006, accounts receivable from AT&T and EarthLink individually accounted for 4.1% and 14.0%, and 10.5% and 12.8%, respectively, of our gross accounts receivables. No other individual customer accounted for more than 10% of our total net revenues for 2007, 2006 and 2005.

On May 27, 2005, we entered into a strategic agreement with EarthLink to develop and deploy our LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which we agreed to use exclusively for expenditures related to the development and deployment of our LPVA services. Consequently, we classified the unused cash balance of the prepayment as restricted cash and cash equivalents. As of December 31, 2007 and 2006, proceeds associated with this prepayment were fully utilized towards expenditures related to the provision of the LPVA services. As of December 31, 2007, the remaining amount of the prepayment is classified as a current liability in collateralized and other customer deposits based on the amount of expected billings over the next twelve months. As we provide the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with our revenue recognition policy (which is described in Note 2, “Revenue Recognition,” to our consolidated financial statements) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold for this period may be greater or less than this estimated amount.

As of December 31, 2007, we had approximately 71,000 direct end-users compared to approximately 76,000 and 79,100 as of December 31, 2006 and 2005, respectively. As of December 31, 2007, we had approximately 2,300 VoIP business customers with a combined total of approximately 4,000 sites utilizing our VoIP services as compared to 1,623 VoIP business customers with a combined total of approximately 2,805 sites as of December 31, 2006. As of December 31, 2007, we had approximately 3,600 fixed wireless broadband subscribers compared to approximately 3,400 as of December 31, 2006.

Wholesaler Financial Difficulties

In 2007, 2006 and 2005, we issued billings to our financially distressed customers aggregating $2,353, $2,161 and $2,897, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, we recognized revenues from certain of these customers when cash was collected aggregating $2,154, $2,218 and $2,757 in 2007, 2006 and 2005, respectively. For 2007, 2006 and 2005, revenues from customers that filed for bankruptcy accounted for approximately 0.1%, 0.1% and 0.3%, respectively, of our total net revenues. As of December 31, 2007 and 2006, we had contractual receivables from our financially distressed customers totaling $521 and $470, respectively, which are not reflected in the accompanying consolidated balance sheet as of such date.

We have identified certain of our customers who were essentially current in their payments for our services prior to December 31, 2007, or have subsequently paid all or significant portions of the respective amounts that we recorded as accounts receivable as of December 31, 2007, that we believe may be at risk of becoming financially distressed. For 2007, 2006 and 2005, revenues from these customers collectively accounted for approximately 1.8%, 1.3% and 11.0%, respectively, of our total net revenues. As of December 31, 2007, receivables from these customers collectively accounted for 3.0% of our gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for our services in a timely manner in periods ending subsequent to 2007, revenue from such customers will only be recognized when cash is collected, as described above.

Operating Expenses

Operating expenses include cost of sales, benefit from transaction tax adjustment, selling, general and administrative expenses, provision for bad debts, depreciation and amortization of property and equipment, amortization of collocation fees and other intangibles, and provision for post-employment benefits.

Our total operating expenses were as follows:

	Year Ended December 31,
	2007	2006	2005

Amount	518,569	482,821	$541,143
Percent of net revenues	107.1%	101.8%	122.1%

Cost of sales (exclusive of depreciation and amortization)

Cost of sales consists primarily of the costs of provisioning and maintaining telecommunications circuits and central office spaces, equipment sold to our customers, labor and related expenses and other non-labor items to operate and maintain our network and related system infrastructure.

Our cost of sales was as follows:

	Year Ended December 31,
	2007	2006	2005

Amount	$346,876	$328,474	$311,139
Percent of net revenues	71.6%	69.3%	70.2%

Our cost of sales for 2007 increased by $18,402, or 5.6%, when compared to 2006. This increase was attributable to increases in network costs of $14,830, of which $6,029 relates to LPVA services, cost of equipment of $31, and labor and other related operating expenses of $4,637 as a result of the addition of broadband, VoIP and fixed wireless subscribers to our network. These increases were partially offset by a $584 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives, a $629 increase in recoveries from billing disputes with our telecommunication vendors, and a $722 decrease in network costs as a result of reduced rates for some of our network elements. In 2007, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $1,994, or $0.01 per share, for 2007. In addition, in 2007, we reduced our estimated liabilities of network costs as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales and net loss by $2,747 or $0.01 per share, for 2007. In 2006, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales and our net loss by $5,553, or $0.02 per share, for 2006.

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

Some of our Growth services, such as VoIP and LPVA, require significant upfront costs to acquire and provision new customers, which creates a lag between the costs we incur in connection with these services and the amount of revenue we receive from these services. This has caused our cost of sales to increase at a rate that is higher than the rate that revenue has increased. We expect our cost of sales to increase in future periods as we anticipate we will add subscribers and services to our network. We also expect our network costs to increase as a result of the effect of the changes in the FCC rules released on February 4, 2005, which were upheld on June 16, 2006 by the United States Court of Appeals for the D.C. Circuit, regarding the obligations of ILECs to share their networks with competitive telecommunications companies like us. To offset some of the increased costs, we plan to continue to develop new cost-saving programs and improve our efficiency in delivering our services.

Our cost of sales was allocated as follows:

	Year Ended December 31,
	2007	2006	2005

Wholesale Segment	$191,337	$186,142	$193,721
Direct Segment	104,717	94,484	81,521
Corporate Operations	50,822	47,848	35,897

Total	$346,876	$328,474	$311,139

Our cost of sales for the Wholesale segment for 2007 increased by $5,195, or 2.8%, when compared to 2006. This increase was attributable to a $3,648 increase in labor and other operating expenses due to higher LPVA installations, and a $3,574 increase in network costs as a result of an increase in sales from other Growth services. These increases were offset by a $1,089 decrease in network costs due to reduced rates and increased recoveries from billing disputes with our telecommunication vendors, and a $213 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives. In addition, in 2007, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors. This change in accounting estimate decreased our cost of sales by $725, or $0.00 per share, for 2007. Our cost of sales for the Direct segment for 2007 increased by $10,233, or 10.8%, when compared to 2006. This increase was primarily attributable to an increase in network costs of $12,079 and cost of equipment of $31 as a result of the addition of broadband, VoIP and fixed wireless subscribers to our network. These increases were partially offset by a $1,156 decrease in labor and other operating expenses as a result of a decrease in headcount and cost containment initiatives, and a $340 decrease in network costs due to reduced rates and increased recoveries from billing disputes with our telecommunication vendors. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors in 2007. This change in accounting estimate decreased our cost of sales by $415, or $0.00 per share, for 2007. Our cost of sales for Corporate Operations for 2007 increased by $2,974, or 6.2%, when compared to 2006. This increase was primarily attributable to a $2,145 increase in labor and other operating expenses as a result of adding capacity to our network. These increases were partially offset by an $823 decrease in network costs and a $405 decrease in employee compensation and related operating expenses as a result of a decrease in headcount and cost containment initiatives. In 2007, we reduced our estimated liabilities for transaction-based, property, and employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our Corporate Operations cost of sales by $1,994, or $0.01 per share, for 2007. In addition, we reduced our estimated liabilities of network cost as a result of a settlement with one of our vendors in 2007. This change in accounting estimate decreased our cost of sales by $1,607, or $0.01 per share, for 2007. In 2006, we reduced our estimated liabilities for transaction-based and property taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes and due to lower property tax valuations and actual tax assessments on our network assets. These changes in accounting estimates decreased our cost of sales by $5,553, or $0.02 per share, for 2006.

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

Benefit from Federal Excise Tax Adjustment

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

Our selling, general and administrative expenses were as follows:

	Year Ended December 31,
	2007	2006	2005

Amount	$110,958	$127,129	$158,552
Percent of net revenues	22.9%	26.8%	35.8%

Our selling, general and administrative expenses for 2007 decreased by $16,171, or 12.7%, when compared to our selling, general and administrative expenses for 2006. This decrease was primarily attributable to a $5,054 decrease in marketing and related expenses, an $8,733 decrease in labor and other related operating expenses primarily as a result of a decrease in headcount and cost containment initiatives, and a $5,747 decrease in professional services primarily as a result of lower legal, consulting, contract labor and other services. These decreases were offset by $2,232 of expenses incurred in connection with the activities and efforts related to the Merger Agreement. In 2007, we reduced our estimated liabilities for employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes. This change in accounting estimate decreased our selling, general and administrative expnses, and our net loss by $215, or $0.00 per share, for 2007. In 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes as a result of the expiration of the statue of limitations. This change in accounting estimate decreased our selling, general and administrative expenses and our net loss by $1,346, or $0.00 per share, for 2006.

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

We expect to continue to consider cost reduction initiatives which may reduce our total selling, general and administrative expenses in future periods. We expect these benefits to reduce our selling, general and administrative expenses in 2008 when compared to 2007.

Our selling, general and administrative expenses were allocated as follows:

	Year Ended December 31,
	2007	2006	2005

Wholesale Segment	$7,724	$7,742	$8,353
Direct Segment	26,987	36,183	49,938
Corporate Operations	76,247	83,204	100,261

Total	$110,958	$127,129	$158,552

Our selling, general and administrative expenses for the Wholesale segment for 2007 decreased by $18, or 0.2%, when compared to 2006. This decrease was primarily attributable to lower marketing expenses as a result of cost containment initiatives. Our selling, general and administrative expenses for the Direct segment for 2007 decreased by $9,196, or 25.4%, when compared to 2006. This decrease was attributable to a $4,761 decrease in marketing expenses, and a $4,435 decrease in labor and other operating expenses due to a decrease in headcount and cost containment initiatives. Our selling, general and administrative expenses for Corporate Operations for 2007 decreased by $6,957, or 8.4%, when compared to 2006. This decrease was primarily attributable to a $5,747 decrease in professional services, and a $4,731 decrease in labor and other operating expenses as a result of cost containment initiatives. These decreases were partially offset by $2,232 of expenses incurred in connection with the activities and efforts related to the Merger Agreement. In 2007, we reduced our estimated liabilities for employment-related taxes, primarily as a result of the expiration of the relevant statute of limitations for such taxes. This change in accounting estimate decreased our selling, general and administrative expenses and our net loss by $215, or $0.00 per share, for 2007. In addition, in 2006, we reduced our estimated liabilities for employment-related taxes because we determined we do not owe some of these taxes. This change in accounting estimate decreased our selling, general and administrative expenses and our net loss by $1,346, or $0.00 per share, for 2006.

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

Stock-Based Compensation

As a result of adopting SFAS No. 123R, our net loss for 2007 and 2006 includes $2,182 ($0.01 per share) and $3,245 ($0.01 per share), respectively, of stock-based compensation, of which $1,693 and $1,699, respectively, relates to our employee stock option plans, and $489 and $1,546, respectively, relates to our employee stock purchase plan. For 2007 and 2006, $904 and $1,311, respectively, of the total stock-based compensation was recorded in cost of sales and $1,278 and $1,934, respectively, in selling, general and administrative expenses. We did not recognize and do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on our net deferred tax assets and because of our net operating loss carryforwards. We did not capitalize any portion of our stock-based compensation cost for the year ended December 31, 2007. For the year ended December 31, 2006, we capitalized approximately $86 of our stock-based compensation cost. Refer to Note 13, “Stock-Based Compensation,” to our consolidated financial statements for additional information on our adoption of SFAS 123R.

On December 7, 2007, our Board of Directors approved an Amended and Restated 2003 ESPP that suspends additional offering periods following December 31, 2007. We reserve the right, without need for additional stockholder approval, to commence one or more offering periods under the ESPP at a later date.

Provision for Bad Debts

Our provision for bad debts was $476, $251 and $571 for 2007, 2006 and 2005, respectively. The increase in 2007, when compared to 2006, was primarily due to lower collections from certain voice customers. Our provision for bad debts for 2006 decreased by $320, when compared to 2005, as a result of improved collections of accounts receivable.

Depreciation and Amortization

Our depreciation and amortization of property and equipment, or depreciation, was $41,985, $34,876 and $49,813 for 2007, 2006 and 2005, respectively. Our depreciation for 2007 increased by $7,109, when compared to 2006, primarily due to the deployment of new equipment in connection with the LPVA build out in 2006, offset by certain historical assets becoming fully depreciated. Our depreciation for 2006 decreased by $14,937, when compared to 2005, this decrease was primarily due to historical assets becoming fully depreciated.

Our amortization of intangible assets, or amortization, was $9,284, $9,949 and $17,428 for 2007, 2006 and 2005, respectively. Our amortization for 2007 decreased by $665, when compared to 2006, this decrease was primarily due to historical assets becoming fully amortized. Our amortization for 2006 decreased by $7,479, when compared to 2005, this decrease was primarily due to historical assets becoming fully amortized. We expect amortization of intangible assets to decrease as certain assets become fully amortized.

We expect our depreciation and amortization to decrease in 2008 when compared to 2007 primarily as a result of historical assets becoming fully depreciated or amortized. As explained above, we do not allocate depreciation and amortization expense to our business segments.

Provision for Post-Employment Benefits

We reduced our workforce in 2007, 2006 and 2005 by approximately 82, 61 and 155 employees, respectively. These reductions represented approximately 8.5%, 5.8% and 13.6% of our workforce for 2007, 2006 and 2005, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, we recorded employee severance benefits of $1,652 for 2007, of which $1,419 was paid in 2007 and the remaining $233 was paid after December 31, 2007, $1,597 for 2006, of which $1,523 was paid in 2006 and the remaining $74 was paid after December 31, 2006, $3,640 for 2005, of which $1,910 was paid in 2005 and the remaining $1,730 was paid after December 31, 2005. For 2007 the expenses associated with the reductions in force were $602, $552 and $498 related to our Wholesale segment, our Direct segment and our Corporate Operations, respectively. For 2006 the expenses associated with the reductions in force were $232, $479 and $886 related to our Wholesale segment, our Direct segment and our Corporate Operations, respectively. For 2005 the expenses associated with the reductions in force were $285, $397 and $2,958 related to our Wholesale segment, our Direct segment and our Corporate Operations, respectively. We continue to evaluate whether additional restructuring is necessary, and we may incur additional charges to operations related to any further restructuring activities in future periods, however at this time we cannot reasonably predict the probability or the impact of such event.

Provision for Arbitration Award

We recorded a charge of $7,338 for 2007 as a result of an arbitration award to one of our customers. We did not recognize similar charges for 2006 and 2005.

Other Income (Expense)

Net Interest Expense

Our net interest expense was $8,690, $5,624 and $863 for 2007, 2006 and 2005, respectively. Net interest expense for 2007 and 2006 consisted primarily of interest expense on our 3% convertible senior debentures due 2024 and our 12% senior secured convertible note issued in March 2006, less interest income earned on our cash, cash equivalents and short-term investments balances. Net interest expense for 2005 consisted primarily of interest expense on our 3% convertible senior debentures due 2024, less interest income earned on our cash, cash equivalents and short-term investments balances. We expect future net interest expense to be limited to interest on our 3% convertible senior debentures, our 12% senior secured convertible notes, and our credit facility, partially offset by interest earned on our cash balances. We may, however, seek additional debt financing in the future if it is available on terms that we believe are favorable. If we seek additional debt financing, our interest expense would increase.

Gain on Deconsolidation of Subsidiary

We recognized a gain of $53,963 in 2005 as a result of the deconsolidation of one of our subsidiaries. Refer to Note 3, under “Other Restructuring Activities”, to our consolidated financial statements for additional information on such gain. We did not recognize similar gains for 2007 or 2006.

Gain on Sale of Equity Securities

In August 2000, we made an equity investment in 10 shares of ACCA Networks Co., Ltd., or ACCA, a privately-held, Japanese telecommunications company. In March 2005, ACCA completed a public offering of its shares in Japan. We recorded a net realized gain of $28,844 in 2005 as a result of the sale of those shares. We did not recognize similar gains in 2007 or 2006.

Income Taxes

We made no provision for income taxes in any period presented in the accompanying consolidated financial statements because we incurred operating losses in each of these periods. As of December 31, 2007, we had net operating loss carryforwards for federal tax purposes of approximately $1,063,501 which will begin to expire in 2021, if not utilized. We also had aggregate net operating loss carryforwards for state income tax purposes of approximately $616,420 of which $9,734 will expire in 2008, $12,844 in 2009, and $593,842 through 2027, if not utilized. In addition, we had capital loss carryforwards for federal and state income tax purposes of approximately $16,452 which will begin to expire in 2008.

On February 16, 2006, we completed the acquisition of all of the outstanding shares of privately-held NextWeb. This transaction is further explained in Note 6 — “Business Acquisitions, Asset Acquisitions and Equity Investments,” to our consolidated financial statements. The acquisition was effectuated by merging one of our wholly-owned subsidiaries with and into NextWeb, with NextWeb surviving the merger as a wholly-owned subsidiary. The merger is intended to qualify as a tax-free reorganization. As a result of our acquisition, our net operating loss carryforwards includes NextWeb’s existing, as of acquisition date, federal and state net operating loss carryforwards of $9,713 and $9,341 respectively. Tax benefits related to pre-acquisition losses of the acquired entity will be utilized first to reduce any associated intangibles and goodwill.

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

The utilization of our net operating loss could be subject to substantial annual limitation as a result of future events, such as an acquisition, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation could result in the expiration of net operating losses and tax credits before utilization.

Realization of our deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, our net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance (decreased) increased by $8,488, $(13,836) and $6,339 in 2007, 2006 and 2005, respectively.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal periods beginning after December 15, 2006. We adopted FIN No. 48 on January 1, 2007 and such adoption did not have an impact to our financial statements.

Related Party Transactions

We are a minority shareholder of Certive Corporation (“Certive”). Our chairman of the board of directors, Charles McMinn, is also a significant stockholder of Certive. During the first quarter of 2007, Certive changed its name to Cloud 9 Analytics, Inc.

A member of our board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications, Inc., or TelePacific, one of our resellers. We recognized revenues from TelePacific of $160, $217 and $285 for 2007, 2006 and 2005, respectively. Accounts receivables from TelePacific were $24 and $15 as of December 31, 2007 and 2006, respectively. In August 2006, TelePacific acquired mPower Communications, or mPower, which is one of our vendors. We paid $573 and $524 to mPower in 2007 and 2006, respectively. Accounts payable to mPower were $41 and $51 as of December 31, 2007 and 2006, respectively.

L. Dale Crandall, one of our directors, is a director of BEA Systems, or BEA, one of our vendors. We paid $556, $1,094 and $993 to BEA in 2007, 2006 and 2005, respectively. There were no accounts payable to BEA as of December 31, 2007 or 2006. In 2007, L. Dale Crandall became a director of Serena Software, Inc., or Serena, another one of our vendors. We paid $27 to Serena in 2007. There were no accounts payable to Serena as of December 31, 2007.

Diana E. Leonard, one of our directors, is a Senior Vice President of Orange Business Services (part of the France Telecom Group), which is one of our wholesale customers. We recognized revenues from Orange Business Services of $755, $399 and $202 for 2007, 2006 and 2005, respectively. Accounts receivable from Orange Business Services were $87 and $28 as of December 31, 2007 and 2006, respectively.

Charles Hoffman, our CEO, is a director of Chordiant Software, or Chordiant, one of our vendors. We paid $255, $395 and $620 to Chordiant in 2007, 2006 and 2005, respectively. There were no accounts payable to Chordiant as of December 31, 2007 or 2006. Charles Hoffman is also a director of Synchronoss Technologies, or Synchronoss, one of our vendors. We paid $70 and $83 to Synchronoss in 2007 and 2006, respectively, none in 2005. Accounts payable to Synchronoss were $10 and $11 as of December 31, 2007 and 2006, respectively.

Mr. Lynch and Mr. McMinn paid our company approximately $430 as part of a $7,000 settlement in the Khanna, et al. v. McMinn, et al. derivative lawsuit. Both Mr. McMinn and Mr. Lynch have denied, and continue to deny liability in this matter, but agreed to this settlement to eliminate the burden, risk and expense of further litigation. A full copy of the settlement is attached as an exhibit to the Form 8-K that we filed on December 7, 2007.

We believe these transactions were negotiated on an arms-length basis and contain terms which are comparable to transactions that would likely be negotiated with unrelated parties.

Liquidity, Capital Resources and Contractual Cash Obligations

Over the last five years we have invested substantial capital for the procurement, design and construction of our central office collocation facilities, the design, creation, implementation and maintenance of our internally used software, the purchase of telecommunications equipment and the design, development and maintenance of our networks. We expect that in 2008 our expenditures related to the purchase of infrastructure equipment necessary for the expansion of our networks and the development of new regions will be lower than in 2007. We expect that incremental, or “success-based,” expenditures related to the addition of subscribers in existing regions, and expenditures related to the offering of new services, will be driven by the number of new subscribers and types of new services that we add to our network.

Our cash and cash equivalents balance for 2007 increased by $37. The change in cash and cash equivalents was as follows:

	Year Ended December 31,
	2007	2006	2005

Net cash provided by (used in):
Operating activities	$18,072	$(24,654)	$(40,732)
Investing activities	(19,488)	(71,825)	4,611
Financing activities	1,453	58,467	2,906

Total	$37	$(38,012)	$(33,215)

Operating Activities

Net cash provided by our operating activities for 2007 improved by $42,726 when compared to 2006. This improvement was attributable to the $33,538 redemption of our collateralized deposit liability with AT& T in 2006, and the net change in our other operating assets and liabilities of $13,862 in 2007, offset by net change in our net loss, adjusted for non-cash and non-operating items, of $4,674. The net change in our operating assets and liabilities was primarily as a result of a $9,441 increase in collateralized and other customer deposits, a $3,319 decrease in accounts receivable due to the timing of receipts from our customers, a $550 increase in unearned revenue primarily due to the sale of a software license related to our operation and support systems, and a $3,933 decrease in prepaid expenses and other current assets due to the timing of payments to our vendors, partially offset by a $909 decrease in accounts payable and other current liabilities due to the timing of payments to our vendors, a $1,077 increase in other long-term assets, a $796 increase in inventories, and increase in deferred costs of $500.

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

We expect our cash from operating activities to improve in 2008, primarily as a result of our anticipated growth in our net revenues and the effect of cost reduction initiatives. These improvements will be partially offset by product, sales and marketing expenses which will primarily be used to promote our Growth services.

Investing Activities

Our investing activities consist primarily of purchases, maturities and sales of short-term investments in debt securities, capital expenditures for property and equipment and expenditures to acquire collocation facilities. Net cash used in our investing activities for 2007 decreased by $52,337 when compared to 2006. This decrease was primarily attributable to a $27,986 decrease in restricted cash and cash equivalents, a $20,369 decrease in equipment purchase primarily as a result of the completion of the build out of our LPVA services, and $4,193 from the net cash effect of our acquisitions of NextWeb and DataFlo, offset by $131 decrease in other long-term assets, and a $80 from the net cash effect of purchase, sale and maturity activities on our short-term investments in debt debentures.

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

We expect that in 2008 our expenditures related to the purchase of infrastructure equipment necessary for the development and expansion of our networks and the development of new regions will be relatively lower than in recent periods while incremental, or “success-based”, expenditures related to the addition of subscribers in existing regions will be driven by the number of new subscribers that we add to our network.

Financing Activities

Our financing activities consist primarily of proceeds from long-term debt, borrowings from our credit facility with SVB, the issuance of our common stock, including issuances under our employee stock-based compensation plans, and the repayment of long-term debt. Net cash provided by our financing activities for 2007 decreased by $57,014 when compared to 2006. This decrease was primarily attributable to our having received net proceeds from the sale of Notes and common stock during 2006, as described below.

These proceeds were partially offset by a $1,031 repayment of NextWeb’s long-term debt, $486 for payments of our capital lease obligations, and $651 in issuance costs related to our credit facility with SVB in 2007. On March 15 and September 15, 2007, we settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to $5,221. As permitted by the Note, we settled the interest due by issuing additional notes with the same terms as the original note.

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

We expect that for 2008 our net cash from financing activities will be primarily related to borrowings under and repayments of the revolving line of credit that we entered into with SVB in April 2006, as well as capital leases to finance the purchase of certain long-term network assets.

Liquidity

Although in 2007 we generated positive cash flow from operations, we have incurred losses and negative cash flows from operations for the last several years and have an accumulated deficit of $1,775,037 as of December 31, 2007. For 2007, we recorded a net loss of $42,967 and cash flow from operations of $18,072. As of December 31, 2007, we had $46,316 in cash and cash equivalents, $19,640 in short-term investments, and $5,667 in restricted cash and cash equivalents. The sum of these balances amounted to $71,623. In 2007, 2006 and 2005, we reduced our total workforce by approximately 8.5%, 5.8% and 13.6%, respectively, to improve our cost structure. In addition, we incurred expenditures in 2007, 2006 and 2005 to automate several of our business processes and make them more cost effective. Furthermore, as described above, in April 2006 we obtained a $50,000 revolving credit facility with SVB. As a result of these actions we expect that we will have sufficient liquidity to fund our operations through at least December 31, 2008. However, as of December 31, 2007, we had outstanding bank loans and long-term debt aggregating $178,561. Included in our long-term debt is $125,000 in principal amount of our 3% Convertible Senior Debentures. The holders of these debentures have the right to require us to repurchase them for par value, plus accrued interest, in March 2009, and we currently expect them to exercise this right if the Merger is not completed before March 2009.

If the Merger is not completed we expect that we will need to obtain external financing to enable us to repurchase the debentures. Adverse business, regulatory or legislative developments may also require us to raise additional financing, raise our prices or substantially decrease our cost structure.

Restrictive covenants in our EarthLink Convertible Notes and the Silicon Valley Bank senior secured credit facility may limit our ability to raise additional capital through sales of debt or equity securities, and our ability to raise capital may also be affected by the status of the credit and equity markets through which we may seek to access financing. As such, we may not be able to raise additional capital on terms that we find acceptable, or at all. If we are unable to raise additional capital or are required to raise it on terms that are less satisfactory than we desire, our financial condition and results of operation would be adversely affected.

On April 12, 2006, we redeemed our collateralized customer deposit liability with AT&T for $33,538. As a result of the redemption, the collateralized customer deposit liability and several of our agreements with AT&T, not including the resale agreement, have been terminated and AT&T has relinquished its related liens on our assets.

In conjunction with the redemption described above, on April 13, 2006, we entered into a Loan and Security Agreement (“Loan Agreement”) with SVB. The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At our option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins, and matures on April 19, 2009. As collateral for the loan under the Loan Agreement, we have granted security interests in substantially all of our real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. We have also provided a negative pledge on our intellectual property. As of December 31, 2007, we had an outstanding principal balance under the Loan Agreement of $9,896, of which $3,796 pertains to irrevocable letters of credit in favor of lessors of equipment and facilities, which carried an interest rate of 7.25% plus a margin of 0.25%. Borrowings under the facility are limited by an amount of our eligible accounts receivable and cash. As of December 31, 2007, we had $35,458 of funds available under the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.

The Loan Agreement imposes various limitations on us, including without limitation, on our ability to: (i) transfer all or any part of our businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in new business; (iii) incur additional indebtedness or liens with respect to any of our properties; (iv) pay dividends or make any other distribution on or purchase of, any of our capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of specified thresholds, subject to certain exceptions. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to our business. In addition, the Loan Agreement requires us to maintain specified liquidity ratios and tangible net worth levels. As of December 31, 2007, we were in compliance with the above described limitations, covenants and conditions of the line of credit.

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

Our cash requirements for 2008 and beyond for developing, deploying and enhancing our network and operating our business will depend on a number of factors including:

•	possible redemption of our 3% convertible senior debentures in March 2009;

•	our continuing ability to obtain access to ILEC facilities, including telephone lines, remote terminals, interoffice transport and high-capacity circuits, all at reasonable prices;

•	rates at which resellers and end-users purchase and pay for our services and the pricing of such services;

•	financial condition of our customers;

•	levels of marketing required to acquire and retain customers and to attain a competitive position in the marketplace;

•	rates at which we invest in engineering, equipment, development and intellectual property with respect to existing and future technology;

•	operational costs that we incur to install, maintain and repair end-user lines and our network as a whole;

•	pending and any future litigation;

•	existing and future technology, including any expansion of fixed wireless services;

•	unanticipated opportunities; and

•	network development schedules and associated costs

Contractual Cash Obligations

Our contractual debt, lease and purchase obligations as of December 31, 2007 for the next five years, and thereafter, were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total

3% convertible senior debentures	$—	$125,000	$—	$—	$—	$—	$125,000
12% senior secured convertible note	—	—	—	47,461	—	—	47,461
Bank loan	6,100	—	—	—	—	—	6,100
Interest on notes payable	12,200	6,477	5,695	1,187	—	—	25,559
Capital leases	901	869	252	3	—	—	2,025
Office leases	5,115	3,688	2,366	672	101	—	11,942
Other operating leases	1,604	790	469	203	45	13	3,124
Purchase obligations (network costs)	150	360	360	360	—	—	1,230

	$26,070	$137,184	$9,142	$49,886	$146	$13	$222,441

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

Effective September 24, 2007, we entered into an agreement to lease an office in Washington, DC, to replace the current Washington DC office. Such lease ends on October 31, 2012. The lease is for a period of five years which commenced on October 22, 2007. This lease increases our total lease obligation by $474 and is reflected in office leases in the table above.

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

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of December 31, 2007, we were not involved in any SPE transactions.

Forward-Looking Statements

We include certain estimates, projections, and other forward-looking statements in our reports, in presentations to analysts and others, and in other publicly available material. Future performance cannot be ensured. Actual results may differ materially from those in forward-looking statements. The statements contained in this Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act), which can be identified by the use of forward-looking terminology such as “estimates,” “goals,” “plans,” “projects,” “anticipates,” “expects,” “intends,” “believes,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Examples of such forward-looking statements include but are not limited to:

•	impact of federal, state and local telecommunications regulations, decisions and related litigation, and our ability to obtain ILEC network elements and facilities at reasonable rates;

•	continuing deployment of LPVA and our ability to bundle our data services with the voice services of EarthLink and other alternative voice providers;

•	timing of our cash flows;

•	extent to which customers purchase our services;

•	relationships with our strategic partners and other potential third parties;

•	pricing for our services in the future;

•	plans regarding new financing arrangements;

•	our ability to increase our revenues and the margins we generate on our service offerings;

•	plans to make strategic investments and acquisitions and the effect of such investments and acquisitions;

•	estimates and expectations of future operating results, including improvements in cash flow from operating activities due to increases in revenue and cost containment measures, as offset by products sales and marketing expense;

•	plans to increase sales of value-added services, like VoIP and fixed wireless;

•	anticipated capital expenditures;

•	plans to enter into business arrangements with broadband-related service providers;

•	feasibility of alternative access solutions, like fixed wireless;

•	effects of litigation currently pending; and

•	other statements contained in this Report on Form 10-K regarding matters that are not historical facts

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

(All dollar amounts are presented in thousands)

Our exposure to financial market risk, including changes in interest and marketable equity security prices, relates primarily to our investment portfolio and outstanding debt obligations. We typically do not attempt to reduce or eliminate our market exposure on our investment securities because the majority of our investments are in fixed-rate, short-term debt securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate and short-term nature of our investment portfolio in debt securities. In addition, all of our outstanding indebtedness as of December 31, 2007 is fixed-rate debt.

The table below presents the carrying value and related weighted-average interest rates for our cash and cash equivalents, short-term investments in debt securities and restricted cash and cash equivalents as of December 31, 2007:

	Carrying Value	Interest Rate

Cash and cash equivalents	$46,316	2.45%
Short-term investments in debt securities	19,640	1.37%
Restricted cash and cash equivalents	5,667	0.39%

	$71,623

ITEM 8.	Financial Statements and Supplementary Data

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

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Covad Communications Group, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 in Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

As discussed in Note 1 in Notes to Consolidated Financial Statements, the Company’s ability to continue to meet its obligations and to achieve its intended business objectives is dependent upon, among other things, refinancing the 3% convertible senior debentures (the “debentures”) or raising additional capital in order to meet certain obligations which are callable by the holders in March 2009 related to the debentures. There can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company. Should the Company fail to refinance the debt or raise additional capital, it may not be able to achieve its longer term business objectives and may face other serious adverse consequences.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
February 26, 2008

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(All dollar and share amounts are presented in thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$46,316	$46,279
Short-term investments in debt securities	19,640	15,793
Restricted cash and cash equivalents	5,667	19,578
Accounts receivable, net	30,186	31,151
Unbilled revenues	1,907	2,567
Inventories	2,754	3,602
Prepaid expenses and other current assets	3,146	4,979

Total current assets	109,616	123,949
Property and equipment, net	71,353	87,586
Collocation fees and other intangible assets, net	14,499	22,768
Goodwill	50,002	50,002
Deferred costs of service activation	23,580	24,268
Deferred debt issuance costs, net	2,209	3,823
Other long-term assets	1,470	912

Total assets	$272,729	$313,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,049	$34,189
Accrued compensation	9,928	14,539
Accrued collocation and network service fees	16,020	15,594
Accrued transaction-based taxes	7,190	7,754
Collateralized and other customer deposits	4,007	5,585
Unearned revenues	6,169	6,528
Loan payable to bank	6,100	6,100
Other accrued liabilities	19,131	11,381

Total current liabilities	97,594	101,670
Long-term debt	172,461	167,240
Unearned revenues	35,753	39,506
Other long-term liabilities	3,191	2,538

Total liabilities	308,999	310,954
Commitments and contingencies (Notes 7, 8, 9 and 10)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 590,000 shares authorized; 299,102 shares issued and outstanding at December 31, 2007 (296,877 shares issued and outstanding at December 31, 2006)	299	297
Common stock — Class B, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Additional paid-in capital	1,738,468	1,734,124
Accumulated other comprehensive income	—	3
Accumulated deficit	(1,775,037)	(1,732,070)

Total stockholders’ equity (deficit)	(36,270)	2,354

Total liabilities and stockholders’ equity (deficit)	$272,729	$313,308

The accompanying notes are an integral part of these consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(All dollar and share amounts are
	presented in thousands, except
	per share amounts)

Revenues, net	$484,207	$474,304	$443,179
Operating expenses:
Cost of sales (exclusive of depreciation and amortization)	346,876	328,474	311,139
Benefit from federal excise tax adjustment	—	(19,455)	—
Selling, general and administrative	110,958	127,129	158,552
Provision for bad debts, net	476	251	571
Depreciation and amortization of property and equipment	41,985	34,876	49,813
Amortization of collocation fees and other intangible assets	9,284	9,949	17,428
Provision for post-employment benefits	1,652	1,597	3,640
Provision for arbitration award	7,338	—	—

Total operating expenses	518,569	482,821	541,143

Loss from operations	(34,362)	(8,517)	(97,964)
Other income (expense):
Interest income	2,790	3,938	4,142
Gain on sale of equity securities	—	—	28,844
Gain on deconsolidation of subsidiary	—	—	53,963
Interest expense	(11,480)	(9,562)	(5,005)
Miscellaneous income, net	85	192	298

Other income (expense), net	(8,605)	(5,432)	82,242

Net loss	$(42,967)	$(13,949)	$(15,722)

Basic and diluted net loss per share	$(0.14)	$(0.05)	$(0.06)

Weighted-average number of common shares outstanding used in computing basic and diluted per share amounts	297,489	290,262	265,240

The accompanying notes are an integral part of these consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
							Other		Total
					Additional	Deferred	Comprehensive		Stockholders
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	(Deficit)
	(All dollar and share amounts are presented in thousands)

Balances at December 31, 2004	—	$—	263,681	$264	$1,695,424	$(939)	$(985)	$(1,702,399)	$(8,635)
Net loss	—	—	—	—	—	—	—	(15,722)	(15,722)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	26	—	26
Foreign currency translation adjustment	—	—	—	—	—	—	962	—	962

Comprehensive loss									(14,734)

Issuance of common stock for ESPP	—	—	3,898	3	3,384	—	—	—	3,387
Issuance of common stock upon exercise of options	—	—	774	1	620	—	—	—	621
Amortization (reversal) of stock-based compensation	—	—	—	—	(1,742)	934	—	—	(808)

Balances at December 31, 2005	—	—	268,353	268	1,697,686	(5)	3	(1,718,121)	(20,169)
Net loss	—	—	—	—	—	—	—	(13,949)	(13,949)

Comprehensive loss									(13,949)

Issuance of common stock for ESPP	—	—	3,048	3	2,761	—	—	—	2,764
Issuance of common stock upon exercise of options	—	—	3,275	3	3,741	—	—	—	3,744
Issuance of common stock for business acquisition	—	—	15,361	16	16,298	—	—	—	16,314
Issuance of common stock to EarthLink related to purchase agreements	—	—	6,135	6	9,594	—	—	—	9,600
Issuance of common stock as a result of business acquisition expenses	—	—	705	1	749	—	—	—	750
Stock-based compensation	—	—	—	—	3,295	5	—	—	3,300

Balances at December 31, 2006	—	—	296,877	297	1,734,124	—	3	(1,732,070)	2,354
Net loss	—	—	—	—	—	—	—	(42,967)	(42,967)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(3)	—	(3)

Comprehensive loss									(42,970)

Issuance of common stock for ESPP	—	—	2,229	2	1,659	—	—	—	1,661
Issuance of common stock upon exercise of options	—	—	255	—	166	—	—	—	166
Proceeds from stockholder legal settlement, net	—	—	—		629	—	—	—	629
Settlement as a result of previous business acquisition	—	—	(259)		(300)	—	—	—	(300)
Stock-based compensation	—	—	—	—	2,190		—	—	2,190

Balances at December 31, 2007	—	$—	299,102	$299	$1,738,468	$—	$—	$(1,775,037)	$(36,270)

The accompanying notes are an integral part of these consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(All dollar amounts are
	presented in thousands)

Operating Activities:
Net loss	$(42,967)	$(13,949)	$(15,722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debts	476	251	571
Benefit from federal excise tax adjustment	—	(19,455)	—
Depreciation and amortization	51,269	44,825	67,241
Loss on disposition of property and equipment	138	2	53
Stock-based compensation expense (reversal)	2,190	3,300	(808)
Amortization of deferred customer incentives	506	759	1,419
Amortization of deferred debt issuance costs	1,614	1,680	1,008
Other non-cash items	(300)	—	—
Accretion of interest on investments, net	(386)	(199)	(408)
Gain on sale of equity securities	—	—	(28,844)
Gain on deconsolidation of subsidiary	—	—	(53,963)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase acquisition:
Accounts receivable	489	(2,830)	1,396
Unbilled revenues	660	759	499
Inventories	848	1,644	(616)
Prepaid expenses and other current assets	1,836	(2,097)	1,364
Deferred costs of service activation	688	1,188	4,696
Other long-term assets	(1,077)	—	—
Accounts payable	(2,277)	9,754	2,576
Collateralized and other customer deposits	(1,578)	(11,019)	(2,208)
Redemption of collateralized customer deposit	—	(33,538)	—
Other current liabilities	10,055	(1,067)	(13,306)
Unearned revenues	(4,112)	(4,662)	(5,680)

Net cash provided by (used in) operating activities	18,072	(24,654)	(40,732)

Investing Activities:
Restricted cash and cash equivalents, net	13,911	(14,075)	(2,970)
Purchase of short-term investments in debt securities	(34,214)	(27,284)	(43,835)
Maturities of short-term investments in debt securities	30,750	23,900	65,548
Proceeds from the sale of equity securities	—	—	29,807
Purchase of property and equipment	(28,798)	(46,964)	(42,397)
Proceeds from sale of property and equipment	42	60	141
Payment of collocation fees and purchase of other intangible assets	(1,015)	(3,236)	(3,582)
Payment in connection with business acquisition, net of cash acquired	—	(3,187)	—
Payment in connection with assets purchase (Note 6)	(177)	(1,183)	—
Decrease in other long-term assets	13	144	1,899

Net cash provided by (used in) investing activities	(19,488)	(71,825)	4,611

Financing Activities:
Proceeds from the issuance of senior unsecured convertible debentures, net of issuance costs	—	38,457	—
Proceeds from utilization of credit facility	24,400	18,300	—
Principal payments on credit facility	(24,400)	(12,200)	—
Principal payments of long-term debt	—	(1,031)	—
Principal payments under capital lease obligations	(1,003)	(517)	(1,102)
Payment of issuance cost related to credit facility	—	(651)	—
Proceeds from stockholder legal settlement, net of expenses	629	—	—
Proceeds from the issuance of common stock, net of issuance costs	1,827	16,109	4,008

Net cash provided by financing activities	1,453	58,467	2,906

Net increase (decrease) in cash and cash equivalents	37	(38,012)	(33,215)
Cash and cash equivalents at beginning of year	46,279	84,291	117,506

Cash and cash equivalents at end of year	46,316	$46,279	$84,291

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$4,203	$4,038	$3,831

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Interest obligation settled with the issuance of additional convertible long-term notes	$5,221	$2,240	$—

Equipment purchased through capital leases	$1,467	$1,139	$573

Common stock issued for acquisition of business	$—	$16,314	$—

Common stock issued as a result of business acquisition expenses	$—	$750	$—

The accompanying notes are an integral part of these consolidated financial statements.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar and share amounts are presented in thousands, except per share amounts)

1.	Nature of Operations and Summary of Significant Accounting Policies

Organization, Business, Basis of Presentation, and Pending Merger Agreement

Organization and Business

Covad Communications Group, Inc., together with the subsidiaries through which businesses are conducted (collectively “Covad” or “the Company”), provides voice and data communications products and services to consumers and businesses. The Company provides these services throughout the United States in approximately 235 major metropolitan areas in 44 states. The Company’s products and services include high-speed, or broadband, data communications, Internet access connectivity, Voice over Internet Protocol telephony (“VoIP”), fixed-wireless broadband, and a variety of related services. The Company primarily uses digital subscriber line (“DSL”), and T-1 technologies to deliver its services. In order to provide its services the Company purchases network elements, such as telecommunication lines and central office facilities, from the traditional local telephone companies, which are often referred to as the incumbent local telephone companies (“ILECs”), and other telecommunication carriers, and then combine these network elements with its own nationwide network facilities. The Company purchases the majority of these network elements from Verizon Communications, Inc. (“Verizon”), AT&T, Inc. (the new combined entity resulting from the merger of AT&T, Corp. and SBC Communications, Inc.(“SBC”), and BellSouth Telecommunications (“BellSouth”)), (“AT&T”), and Qwest Corporation (“Qwest”), which are also known as the regional Bell operating companies (“RBOCs”).

The Company operates two business segments, Wholesale and Direct. Wholesale is a provider of high-speed data connectivity services to Internet service providers, or ISPs, and telecommunications carrier customers. The Company’s Direct segment sells VoIP, high-speed data connectivity, fixed-wireless broadband, and related value-added services through multiple channels including telesales, field sales, affinity partner programs, and its website. Direct focuses on the small business market and also sells to enterprise customers that purchase the Company’s services for distribution across their enterprise.

The Company has incurred losses and negative cash flows from operations for the last several years, except in 2007 in which it had positive cash flow from operations, and has an accumulated deficit of $1,775,037 as of December 31, 2007. For 2007, the Company recorded a net loss of $42,967 and generated cash flow from operations of $18,072. As of December 31, 2007, the Company had $46,316 in cash and cash equivalents, $19,640 in short-term investments, and $5,667 in restricted cash and cash equivalents. The sum of these balances amounted to $71,623. In 2007, 2006 and 2005, the Company reduced its total workforce by approximately 8.5%, 5.8% and 13.6%, respectively, to improve its cost structure. In addition, the Company incurred expenditures in 2007, 2006 and 2005 to automate several of its business processes and make them more cost effective. Furthermore, as described in Note 7 — “Long-Term Debt and Credit Arrangements,” the Company obtained a $50,000 revolving credit facility from a bank in April 2006, which was renewed in April 2007 and expires in April 2009. As a result of these actions the Company expects it will have sufficient liquidity to fund its operations at least through December 31, 2008. However, as of December 31, 2007, the Company had outstanding bank loans and long-term debt aggregating $178,561. Included in the Company’s long-term debt is $125,000 in principal amount of its 3% Convertible Senior Debentures. The holders of these debentures have the right to require the Company to repurchase them for par value, plus accrued interest, in March 2009, and the Company currently expects them to exercise this right if the Merger is not completed before March 2009.

If the Merger is not completed, the Company expects that it will need to obtain external financing to enable it to repurchase the debentures. Adverse business, regulatory or legislative developments may also require the Company to raise additional financing, raise its prices or substantially decrease its cost structure.

Restrictive covenants in the Company’s EarthLink Convertible Notes and the Silicon Valley Bank senior secured credit facility may limit its ability to raise additional capital through sales of debt or equity securities, and its ability to raise capital may also be affected by the status of the credit and equity markets through which the

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may seek to access financing. As such, the Company may not be able to raise additional capital on terms that it finds acceptable, or at all. If the Company is unable to raise additional capital or is required to raise it on terms that are less satisfactory than it desires, its financial condition and results of operation would be adversely affected.

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

Pending Merger Agreement

On October 28, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which an affiliate of Platinum Equity, LLC, CCGI Holding Corporation, will acquire all of the outstanding shares of the Company’s common stock at a price of $1.02 per share through the merger (the “Merger”) of CCGI Merger Corporation, a wholly-owned subsidiary of CCGI Holding Corporation, with and into the Company. The transaction is subject to the approval of the Company’s stockholders and the satisfaction of customary closing conditions, including the approval of the Federal Communications Commission (“FCC”) and state public utility commissions (“PUCs”) in many of the states in which the Company operates and the absence of any material adverse effect on the Company prior to the consummation of the Merger. These and other conditions are set forth in the Merger Agreement.

Additionally, on October 28, 2007, in connection with the proposed Merger, the Company and Mellon Investor Services, LLC entered into a Second Amendment to the Amended and Restated Stockholder Protection Rights Agreement (the “Rights Agreement Amendment”), which amends the Company Amended and Restated Stockholder Protection Rights Agreement, dated November 1, 2001, as amended (the “Rights Agreement”), to provide that CCGI Holding Corporation shall not be deemed an “Acquiring Person” under the Rights Agreement solely by virtue of the execution of the Merger Agreement or the consummation of the Merger.

If the Merger Agreement is terminated, under certain circumstances, the Company will be required to pay CCGI Holding Corporation a termination fee of $12,000. Upon consummation of the Merger, the Company will become a wholly-owned subsidiary of CCGI Holding Corporation, and its stock will cease to be publicly traded. Accordingly, this annual report on Form 10-K should be read with the understanding that should the Merger be completed, Platinum Equity will have the power to control the conduct of the Company’s business, and the Company will no longer exist as a publicly traded company.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. The Company’s critical accounting estimates include (i) revenue recognition and the establishment of accounts receivable allowances (Notes 1 and 2), (ii) inventory valuation (Note 1), (iii) post-employment benefit liabilities (Note 3), (iv) useful life assignments and impairment evaluations associated with property and equipment and intangible assets (Notes 1, 4 and 5), (v) anticipated outcomes of legal proceedings and other disputes (Notes 2, and 10), (vi) transaction-based tax and employment-related tax liabilities (Note 10), (vii) valuation allowances associated with deferred tax assets (Note 12), (viii) assumptions used for estimating stock-based compensation (Note 13), and (ix) expenditures for market development funds (“MDF”) (Note 1).

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original or remaining maturity of three months or less from the date of original purchase to be cash equivalents. As of December 31, 2007 and 2006, cash equivalents and short-term investments consisted principally of money market securities, commercial paper and corporate debentures and bonds. All of the Company’s investments are classified as available-for-sale and stated at their fair market values, which are determined based on quoted market prices. The Company’s short-term investments had original maturities greater than three months, but less than one year, from the original maturity dates. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation at the end of each period. Unrealized gains and losses on available-for-sale securities are included as a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are determined based on the specific identification of the cost of securities sold.

Short-term investments consisted of the following:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Commercial paper	$11,646	$—	$(1)	$11,645
Corporate debentures/bonds	7,994	1	—	7,995

Total available-for-sale securities	$19,640	$1	$(1)	$19,640

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Commercial paper	$6,380	$—	$—	$6,380
Corporate debentures/bonds	9,412	2	(1)	9,413

Total available-for-sale securities	$15,792	$2	$(1)	$15,793

As of December 31, 2007, the contractual maturities of all available-for-sale debt securities are between January 4, 2008 and May 1, 2008.

Realized gains resulting from the sale of available-for-sale equity securities was as follows:

	Year Ended
	December 31,
	2007	2006	2005

Total gains	$—	$—	$28,844

Restricted Cash and Cash Equivalents

As of December 31, 2007 and 2006, the Company held $5,667 and $19,578, respectively, principally in money market securities, which are classified as restricted cash. These funds primarily consist of the remaining portion of the $50,000 that the Company received in March 2006 as a result of a strategic agreement with EarthLink, Inc. (“EarthLink”), as described in Note 7 - “Long-Term Debt.” Under the terms and conditions of the agreement with EarthLink, the proceeds received are to be used for various expenditures to enable the Company to deploy and offer line-powered voice access (“LPVA”) services, accordingly, such proceeds are classified as restricted cash. As the Company pays for expenditures related to this agreement, the Company will continue to reduce the balance of the restricted cash accordingly.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk, Significant Customers and Key Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and restricted cash and cash equivalents. The Company’s cash and investment policies limit cash equivalents, short-term investments and restricted cash and cash equivalents to short-term, investment grade instruments. Cash and cash equivalents, short-term investments and restricted cash and cash equivalents are held primarily with various domestic financial institutions with high credit ratings. The Company has not experienced any significant losses on its cash, cash equivalents, short-term investments, or restricted cash and cash equivalents.

The Company conducts business primarily with ISPs, enterprise customers and telecommunications carrier customers in the United States. As more fully described in Note 2 — “Revenue Recognition,” the Company has concentrations of credit risk with a small number of customers, and certain of the Company’s customers were experiencing financial difficulties as of December 31, 2007 and 2006 and some of them were not current in their payments for the Company’s services at those dates. The Company performs ongoing credit evaluations of its customers’ financial condition, account balance, and payment history, and generally does not require collateral. An allowance is maintained for estimated credit losses and doubtful accounts, these allowances are derived by (i) specific facts and circumstances on the financial condition of individual customers, and (ii) credit loss history on the accounts receivable portfolio.

The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company’s business and results of operations.

Related Parties

The Company is a minority shareholder of Certive Corporation (“Certive”). The Company’s chairman of the board of directors, Charles McMinn, is also a significant stockholder of Certive. During the first quarter of 2007, Certive changed its name to Cloud 9 Analytics, Inc.

A member of the Company’s board of directors, Richard Jalkut, is the President and CEO of TelePacific Communications, Inc., (“TelePacific”), one of the Company’s resellers. The Company recognized revenues from TelePacific of $160, $217 and $285 for 2007, 2006 and 2005, respectively. Accounts receivables from TelePacific were $24 and $15 as of December 31, 2007 and 2006, respectively. In August 2006, TelePacific acquired mPower Communications, (“mPower”), which is one of the Company’s vendors. The Company paid $573 and $524 to mPower in 2007 and 2006. Accounts payable to mPower were $41 and $51 as of December 31, 2007 and 2006.

L. Dale Crandall, another of the Company’s directors, is a director of BEA Systems, (“BEA”), one of the Company’s vendors. The Company paid $556, $1,094 and $993 to BEA in 2007, 2006 and 2005, respectively. There were no accounts payable to BEA as of December 31, 2007 or 2006. In 2007, L. Dale Crandall became a director of Serena Software, Inc. (“Serena”) one of the Company’s vendors. The Company paid $27 to Serena in 2007. There were no accounts payable to Serena as of December 31, 2007 and 2006, respectively.

Diana E. Leonard, one of the Company’s directors, is a Senior Vice President of Orange Business Services (part of the France Telecom Group), which is one of the Company’s wholesale customers. The Company recognized revenues from Orange Business Services of $755, $399 and $202 for 2007, 2006 and 2005, respectively. Accounts receivable from Orange Business Services were $87 and $28 as of December 31, 2007 and 2006, respectively.

Charles Hoffman, the Company’s CEO, is a director of Chordiant Software, (“Chordiant”), one of the Company’s vendors. The Company paid $255, $395 and $620 to Chordiant in 2007, 2006 and 2005, respectively. There were no accounts payable to Chordiant as of December 31, 2007 or 2006. Charles Hoffman is also a director of Synchronoss Technologies, (“Synchronoss”), one of the Company’s vendors. The Company paid $70, $83 and $0

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Synchronoss in 2007, 2006 and 2005, respectively. Accounts payable to Synchronoss were $10 and $11 as of December 31, 2007 and 2006, respectively.

Mr. Lynch and Mr. McMinn paid the Company approximately $430 as part of a $7,000 settlement in the Khanna, et al. v. McMinn, et al. derivative lawsuit. Both Mr. McMinn and Mr. Lynch have denied, and continue to deny liability in this matter, but agreed to this settlement to eliminate the burden, risk and expense of further litigation. A full copy of the settlement is attached as an exhibit to the Form 8-K that the Company filed on December 7, 2007.

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

Property and Equipment

Property and equipment are recorded at cost, subject to adjustments for impairment, and depreciated or amortized using the straight-line method over the following estimated ranges of useful lives:

Leasehold improvements	5 years or the term of the lease, whichever is shorter
Computer equipment	2 to 5 years
Computer software	2 to 5 years
Furniture and fixtures	2 to 5 years
Network and communication equipment	2 to 5 years

The Company incurs significant costs associated with internal-use software, which consists principally of software used to operate its operational support systems (“OSS”), network assets, and website. The Company charges pre-development, training and maintenance costs to expense as incurred. Software and website development costs, which include direct costs such as labor and contractors, are capitalized when they can be segregated from other non-capitalizable labor activities and when it is probable that the project will be completed and the software or website will be used as intended. Costs incurred for upgrades and enhancements to the Company’s software or website are capitalized when it is probable that such efforts will result in additional and significant functionality. Capitalized software and website costs are amortized to expense over the estimated useful life of the software or website. Amortization of internal-use software costs amounted to $7,543, $7,555 and $6,046 in 2007, 2006 and 2005, respectively. Unamortized balances of internal-use software costs were $17,701, $20,053 and $24,020 as of December 31, 2007, 2006 and 2005, respectively. The Company accounts for incidental sales of licenses for its OSS software on a cost recovery basis (Note 6). In 2004, the Company began recording royalty payments for licensing its OSS software as other revenue as the cost of the licensed software has been fully recovered.

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

Collocation Fees and Other Intangible Assets

Collocation fees represent nonrecurring fees paid to other telecommunications carriers for the right to use central office space to house equipment owned or leased by the Company. Such nonrecurring fees are capitalized as intangible assets and amortized over five years using the straight-line method. The Company’s collocation

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements also require periodic recurring payments, which are charged to cost of sales as incurred. All such collocation agreements are cancelable by the Company or the vendor at any time.

Other intangible assets consist of customer lists acquired from third parties (Note 6). Such customer lists are being amortized over a period of forty-eight months using the straight-line method.

As of December 31, 2007, the Company’s estimated annual amortization expenses associated with collocation fees and other intangible assets for the next five years were as follows:

2008	$7,525
2009	$4,566
2010	$1,665
2011	$646
2012	$97

Changes in Accounting Estimates

In 2007, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses and its net loss by $1,994, $215, and $2,209 ($0.01 per share), respectively, for 2007. In addition, for 2007, the Company reduced its estimated liabilities for network costs as a result of a settlement with one of its vendors reached in July 2007. This change in accounting estimate decreased the Company’s cost of sales and its net loss by $2,747 ($0.01 per share) for 2007.

In 2006, the Company reduced its estimated liabilities for transaction-based and employment-related taxes as a result of the expiration of the statute of limitations for such taxes. These changes in accounting estimates decreased the Company’s cost of sales, selling, general and administrative expenses and its net loss by $5,553, $1,346, and $6,899 ($0.02 per share), respectively, for 2006.

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

Benefit from federal excise tax adjustment — In 2004, the Company ceased the accrual of the Federal Excise Tax (“FET”) on the purchases of certain telecommunications services because it determined it should not be subject to this tax. The determination was based on the Company’s revised interpretation of the applicability of the tax. That determination prospectively removed the “probable” condition required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 5 to accrue a contingent liability. The Company did not reverse the liability of $19,455 that was previously accrued, because the liability was properly recorded based upon its interpretation of the tax law at that time coupled with the guidance provided by SFAS No. 5. The criteria for reversing the liability for the tax is met when: (i) a ruling, either judicial or from the Internal Revenue Service (“IRS”), that the Company is not subject to the tax, (ii) a ruling, either judicial or from the IRS that a company with similar facts and circumstances to the Company is not subject to the tax, (iii) a settlement with the IRS on this matter or, (iv) the expiration of the applicable statute of limitations. On May 25, 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now only applicable to “local” telephone service. The services the Company purchased for which it accrued FET do not fall under the definition of local telephone service. Therefore, the Company had determined that (i) IRS Notice 2006-50 resolved the uncertainty around the applicability of the tax to those telecommunications services, and (ii) meets one of the criteria stated above for reversing the accrued liability of $19,455. Consequently, the Company reversed such liability in 2006, which decreased the Company’s net loss by $19,455, or $0.07 per share.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs

The Company charges the costs of advertising to selling expenses as incurred. Advertising expense for 2007, 2006 and 2005 was $9,767, $14,821 and $26,245, respectively.

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

Borrowings — The fair value of the Company’s long-term debt is estimated based on quoted market prices, where available. The aggregate fair value of the Company’s long-term debt, excluding the EarthLink Convertible Notes, was $119,688 as of December 31, 2007, as compared to the aggregate carrying amount of $125,000 as of such date. The Company estimated the fair value of its debentures based on the last trade of 2007, which occurred on December 6. The Company has determined that it is not practicable to estimate the fair value of the EarthLink Convertible Notes due to the complex redemption and conversion features they contain and the fact that they are not publicly traded (refer to Note 7 for detailed information regarding the EarthLink Convertible Notes). The aggregate fair value of the Company’s long-term debt, excluding the

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EarthLink Convertible Notes, was $109,375 as of December 31, 2006, as compared to the aggregate carrying amount of $125,000 as of such date.

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

For 2007, 2006 and 2005, the weighted-average number of common shares outstanding used in the computations of diluted loss per share is the same as basic because the impact of (i) common shares subject to repurchase, (ii) the assumed exercise of outstanding stock options and warrants, and (iii) the assumed conversion of convertible debentures and notes is not dilutive.

The following table presents the calculation of weighted-average common shares used in the computations of basic and diluted net loss per share amounts presented in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2007	2006	2005

Weighted-average shares of common stock outstanding	297,489	290,262	265,261
Less weighted-average shares of common stock subject to repurchase	—	—	21

Weighted-average common shares used in computing basic and dilutive net loss per share amounts	297,489	290,262	265,240

As stated above, the Company excludes equity instruments from the calculation of diluted weighted-average number of common shares outstanding if the effect of including such instruments would not be dilutive to net loss per share. Accordingly, certain equity instruments have been excluded from the calculation of diluted weighted-

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average shares. The type and number of these equity instruments that were excluded from the computation of diluted net loss per share were as follows:

	Year Ended December 31,
	2007	2006	2005

Stock options	22,351	23,082	24,973
Warrants	6,503	6,514	6,514
Common shares issuable under the assumed conversion of convertible debentures and notes	64,897	62,089	39,380

Comprehensive Loss

Components of the Company’s comprehensive loss are as follows:

	Year Ended December 31,
	2007	2006	2005

Net loss	$(42,967)	$(13,949)	$(15,722)
Unrealized gains (losses) on available-for-sale securities	(3)	—	29,832
Realized gains on equity securities previously included in unrealized gains (losses)	—	—	(29,806)
Foreign currency translation adjustment	—	—	962

Comprehensive loss	$(42,970)	$(13,949)	$(14,734)

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

As of December 31, 2007 and 2006 the $50,002 balance of goodwill in the Company’s consolidated balance sheets was allocated to the Direct segment.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity and balances of the Company’s goodwill are as follows:

	2007	2006

Balance at the beginning of the year	$50,002	$36,626
Addition as result of business acquisition	—	13,376

Balance at the end of the year	$50,002	$50,002

Collateralized and Other Customer Deposits

In December 2001, the Company entered into a 10-year resale agreement with AT&T, under which AT&T, its affiliates or special agents may resell the Company’s DSL services. As part of the resale agreement, AT&T made a $75,000 non-interest-bearing prepayment, which was collateralized by substantially all of the Company’s domestic assets. On April 12, 2006, the Company redeemed the above described collateralized customer deposit liability with AT&T. The Company paid AT&T $33,538, which was $1,765 less than the carrying amount of such liability. As a result of the redemption, the collateralized customer deposit liability has been terminated, and AT&T has relinquished its related liens on the Company’s assets. In addition, several agreements, not including the resale agreement, between the Company and AT&T, have also been terminated, subject to certain obligations and provisions which survive termination of the agreements. The above described discount was recorded as unearned revenue and was fully amortized as of April 2007, which corresponds with the end of the contractual utilization period of the prepayment.

On May 27, 2005, the Company entered into a strategic agreement with EarthLink to develop and deploy the Company’s LPVA services. As part of the agreement, EarthLink made a non-interest-bearing prepayment, which the Company agreed to use exclusively for expenditures related to the development and deployment of its LPVA services. Consequently, the Company classified the unused cash balance of the prepayment as restricted cash and cash equivalents. As of December 31, 2007 and 2006, proceeds associated with this prepayment were fully utilized towards expenditures related to the provision of the LPVA services. As of December 31, 2007, the remaining amount of the prepayment is classified as a current liability in collateralized and other customer deposits based on the expected billings over the next twelve months. As the Company provides the products and services described in the agreement to EarthLink, the resultant billings are recognized as revenue in accordance with the Company’s revenue recognition policy (Note 2) and are offset by the prepayment liability to the extent of EarthLink’s right to do so under the agreement. The amount of billings expected over the next twelve months is an estimate based on current projections of products and services EarthLink will purchase. The actual amount sold during this period may be greater or less than this estimated amount.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). The revised standard continues the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) is effective for both public and private companies for fiscal years beginning on or after December 15, 2008. SFAS 141(R) will be applied

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospectively. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for both public and private companies for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is evaluating if it will elect to measure these instruments and other items at fair value. If the Company elects to use the fair value method to measure its financial assets and liabilities the effect would be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Prior to SFAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB concluded that it should defer the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. While the deferral provides some relief for the Company, it will still need to apply the recognition and disclosure requirements of SFAS 157 for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is evaluating the effect that SFAS 157 will have on its consolidated financial statements upon adoption of the Statement.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes revenues from recurring services when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectibility of the sales price is reasonably assured. If a customer is experiencing financial difficulties and, (a) is not current in making payments for the Company’s services or, (b) is essentially current in making payments but, subsequent to the end of the reporting period, the financial condition of such customer deteriorates significantly or such customer files for bankruptcy protection, then, based on this information, the Company may determine that the collectibility of revenues from this customer is not reasonably assured or its ability to retain some or all of the payments received from a customer that has filed for bankruptcy protection is not reasonably assured. Accordingly, the Company classifies this group of customers as “financially distressed” for revenue recognition purposes. The Company recognizes revenues from financially distressed customers when it collects cash for the services, assuming all other criteria for revenue recognition have been met, but only after the collection of all previous outstanding accounts receivable balances. Payments received from financially distressed customers during a defined period prior to their filing of petitions for bankruptcy protection are recorded in the consolidated balance sheets caption “Unearned revenues” if the Company’s ability to retain these payments is not reasonably assured.

The Company recognizes up-front fees associated with service activation over the expected term of the customer relationship, which is presently estimated to be twenty-four to forty-eight months using the straight-line method. The Company includes revenue from sales of CPE and other activation fees for installation and set-up as up-front fees because neither is considered a separate unit of accounting. Similarly, the Company treats the incremental direct costs of service activation, which consist principally of CPE, service activation fees paid to other telecommunications companies and sales commissions, as deferred charges in amounts no greater than the aggregate up-front fees that are deferred, and such incremental direct costs are amortized to expense using the straight-line method over a range of twenty-four to forty-eight months.

Revenues earned for which the Company has not billed the customer are recorded as “Unbilled revenues” in the Company’s consolidated balance sheets. Amounts billed in advance of providing service are deferred and recorded as an element of the consolidated balance sheets caption “Unearned revenues.” Included in revenues are FUSF charges billed to customers aggregating $8,318, $6,949 and $6,680 for 2007, 2006 and 2005, respectively. Shipping and handling charges billed to customers are included in the Company’s net revenues with corresponding amounts included in cost of sales.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon determining that a customer is financially distressed, the Company establishes an allowance, through a charge to bad debt expense (included in selling, general and administrative expenses in the consolidated statements of operations), based on such customer’s outstanding balance.

Accounts receivable consisted of the following:

	December 31,
	2007	2006

Gross accounts receivable	$33,190	$34,123
Allowance for service credits	(2,787)	(2,729)
Allowance for bad debts	(217)	(243)

Accounts receivable, net	$30,186	$31,151

The Company’s accounts receivable valuation accounts were as follows:

	December 31,
	2007	2006	2005

Allowance for service credits:
Balance at beginning of period	$2,729	$2,838	$1,405
Provision	4,537	4,536	9,333
Write-offs	(4,479)	(4,645)	(7,330)
Recoveries	—	—	(570)

Balance at end of period	$2,787	$2,729	$2,838

	December 31,
	2007	2006	2005

Allowance for bad debts:
Balance at beginning of period	$243	$486	$161
Provision	453	173	800
Write-offs	(461)	(416)	(329)
Recoveries	(18)	—	(146)

Balance at end of period	$217	$243	$486

Significant Customers

For 2007, 2006 and 2005, the Company’s 30 largest wholesale customers, in each such year, collectively accounted for 90.2%, 91.1% and 92.2%, respectively, of the Company’s total wholesale net revenues, and 57.0%, 60.6% and 65.4%, respectively, of the Company’s total net revenues. As of December 31, 2007 and 2006, receivables from these customers collectively accounted for 50.6% and 53.1%, respectively, of the Company’s gross accounts receivable balance.

For 2007 and 2006, two of the Company’s wholesale customers, AT&T and EarthLink, individually accounted for 12.3% and 11.3%, and 14.3% and 11.1%, respectively, of the Company’s total net revenues. AT&T’s percentage of 12.3% and 14.3% for 2007 and 2006, respectively, includes the net revenues for AT&T and SBC, which became one entity in 2005. For 2005, EarthLink and AT&T individually accounted for 14.6% and 16.3%, respectively, of the Company’s total net revenues. As of December 31, 2007 and 2006, accounts receivable from EarthLink and AT&T individually accounted for 14.0% and 4.1%, and 12.8% and 10.5%, respectively, of the Company’s gross accounts

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables. No other individual customer accounted for more than 10% of the Company’s total net revenues for 2007, 2006 and 2005.

Wholesaler Financial Difficulties

In 2007, 2006 and 2005, the Company issued billings to its financially distressed customers aggregating $2,353, $2,161 and $2,897, respectively, which were not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings. However, in accordance with the revenue recognition policy described above, the Company recognized revenues from certain of these customers when cash was collected aggregating $2,154, $2,218 and $2,757 in 2007, 2006 and 2005, respectively. For 2007, 2006 and 2005, revenues from customers that filed for bankruptcy accounted for approximately 0.1%, 0.1% and 0.3%, respectively, of the Company’s total net revenues. As of December 31, 2007 and 2006, the Company had contractual receivables from its financially distressed customers totaling $521 and $470, respectively, which are not reflected in the accompanying consolidated balance sheet as of such date.

The Company has identified certain of its customers who were essentially current in their payments for the Company’s services prior to December 31, 2007, or have subsequently paid all or significant portions of the respective amounts that the Company recorded as accounts receivable as of December 31, 2007, that the Company believes may be at risk of becoming financially distressed. For 2007, 2006 and 2005, revenues from these customers collectively accounted for approximately 1.8%, 1.3% and 11.0%, respectively, of the Company’s total net revenues. As of December 31, 2007 and 2006, receivables from these customers collectively accounted for 3.0% and 1.4%, respectively, of the Company’s gross accounts receivable balance. If these customers are unable to demonstrate their ability to pay for the Company’s services in a timely manner in periods ending subsequent to 2007, revenue from such customers will only be recognized when cash is collected, as described above.

3.	Restructuring and Post-Employment Benefits

Reduction in Force

The Company reduced its workforce in 2007, 2006 and 2005 by approximately 82, 61 and 155 employees, respectively. These reductions represented approximately 8.5%, 5.8% and 13.6% of the Company’s workforce for 2007, 2006 and 2005, respectively. The reductions covered employees in the areas of sales and marketing, operations and corporate functions. In connection with the reductions in force, the Company recorded employee severance benefits of $1,652 for 2007, of which $1,419 was paid in 2007 and the remaining $233 was paid after December 31, 2007, of $1,597 for 2006, of which $1,523 was paid in 2006 and the remaining $74 was paid after December 31, 2007, $3,640 for 2005, of which $1,910 was paid in 2005 and the remaining $1,730 was paid after December 31, 2005. For 2007 the expenses associated with the reductions in force were $602, $552 and $498 related to the Company’s Wholesale segment, Direct segment and Corporate Operations, respectively. For 2006 the expenses associated with the reductions in force were $232, $479 and $886 related to the Company’s Wholesale segment, Direct segment and Corporate Operations, respectively. For 2005 the expenses associated with the reductions in force were $285, $397 and $2,958 related to the Company’s Wholesale segment, Direct segment and Corporate Operations, respectively. The Company continues to evaluate whether additional restructuring is necessary, and it may incur additional charges to operations related to any further restructuring activities in future periods; however at this time the Company cannot reasonably predict the probability or the impact of such event.

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

On February 4, 2005, the Seventh Circuit Court for Davidson County, Tennessee ordered the Assignee in the ABC to make a final distribution of funds of the estates to holders of allowed claims. Such final distribution has been made. As a result of the completion of the ABC, the Company recognized a gain of $53,963 in 2005 in its consolidated statement of operations.

4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2007	2006

Leasehold improvements	$11,155	$10,952
Computer equipment	52,575	51,066
Computer software	65,126	60,789
Furniture and fixtures	16,698	16,866
Network and communication equipment	447,018	442,914

	592,572	582,587
Less accumulated depreciation and amortization	(521,219)	(495,001)

Property and equipment, net	$71,353	$87,586

5.	Collocation Fees and Other Intangibles Assets

Collocation fees and other intangibles assets consisted of the following:

	December 31,
	2007	2006

Collocation fees	$101,368	$100,458
Customer lists	19,346	19,241

	120,714	119,699
Less accumulated amortization:
Collocation fees	(92,540)	(87,104)
Customer lists	(13,675)	(9,827)

Collocation fees and other intangibles assets, net	$14,499	$22,768

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Business Acquisition, Asset Acquisitions and Equity Investments

Acquisition of DataFlo’s Assets

In September 2006, the Company entered into an agreement to acquire substantially all of the assets of DataFlo Communications, LLC, (“DataFlo”) a Chicago-based broadband fixed wireless provider, for approximately $1,400 in cash, of which $1,183 was paid in 2006. Under the terms of the agreement, the Company may be required to pay the remaining balance of $177 in 2007, depending upon the result of recurring revenues collected from customers. The Company paid such amount in 2007 based on the results of the recurring revenues collected from such customers.

The tangible assets of DataFlo purchased by the Company aggregating $366 consisted of accounts receivable and property and equipment. The liabilities of DataFlo assumed by the Company aggregating $102 consisted of capital leases and deferred revenues.

The customer list was valued using an income approach, which projects the revenue, expenses, and cash flows attributable to the customer list over its estimated life of forty-eight months. These cash flows are discounted to their present value. Through December 31, 2007, this intangible asset of approximately $1,000 was being amortized on a straight-line basis over its estimated useful life of forty-eight months.

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

As a result of the merger, the Company issued 15,361 shares of its common stock and $3,683 in cash in exchange for all of the outstanding shares of capital stock held by the NextWeb stockholders. Of the shares issued in conjunction with the merger, 1,395 shares were placed in an escrow account until February 2007 to cover NextWeb’s indemnification obligations under the merger agreement. In February 2007, approximately 778 of these shares were released to the former NextWeb shareholders. In June 2007, the Company released an additional 358 shares from escrow and the remaining 259 shares were canceled as a result of the settlement with the former NextWeb shareholders.

The Company accounted for the acquisition of NextWeb using the purchase method of accounting. Accordingly, the Company’s consolidated financial statements as of December 31, 2007 and 2006, and for the years then ended, include the results of operations of NextWeb after the date of acquisition. The Company valued the common shares issued, for accounting purposes, at $1.06 per share, which is based on the average closing price for a range of two trading days before and after the measurement date of the transaction, October 4, 2005. All of the NextWeb stock options and warrants were vested and exercised before the acquisition. Consequently, there were no outstanding NextWeb stock options and warrants assumed in connection with the merger. Direct acquisition costs were included as elements of the total purchase cost.

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

Unconsolidated Investments in Affiliates

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized as of December 31, 2001. The Company sold its equity position, or 10 shares, in ACCA during 2005. As a result of the sale the Company recorded a net realized gain of $28,844 in 2005.

In addition, in August 2000, the Company also licensed its OSS software to ACCA for $9,000, of which $2,000 and $2,000 was received in cash during 2001 and 2000, respectively. The remainder of $5,000, which was scheduled to be received in 2005, was received in 2003 in accordance with an amendment to the August 2000 OSS software license agreement. The Company recorded the $5,000 payment received in 2003 as miscellaneous income, because the carrying value of the OSS software licensed to ACCA was fully recovered at that time. The Company received royalty payments of $2,174 and $1,832 in 2006 and 2005, respectively (none in 2007). As stated above, the OSS software licensed to ACCA had a net book value of zero at December 31, 2003. Beginning in 2004, the Company records royalty payments as other revenue. The term of the OSS license agreement and royalty payments expired at the end of 2005. In December 2005, the Company granted ACCA, effective January 1, 2006, a fully paid-up perpetual license to its OSS software for a one-time payment of $1,750. Such amount was received in December 2005 and recorded by the Company as unearned revenues. The Company recognized this amount as revenue in 2006.

Certive Corporation

As of December 31, 2007 and 2006, the Company held a 0.00% and 0.01%, respectively, preferred equity interest in Certive, a privately held, development stage application service provider. During the first quarter of 2007, Certive changed its name to Cloud 9 Analytics, Inc. The Company’s chairman of the board of directors is also a significant stockholder of Certive.

7.	Long-Term Debt and Credit Arrangements

12% Senior Secured Convertible Notes

On March 15, 2006, the Company entered into a strategic agreement with EarthLink to further build and deploy the Company’s LPVA services. The transaction contemplated by such agreement was consummated on March 29, 2006. In conjunction with the agreement, the Company received from EarthLink (i) $10,000 in exchange for 6,135 shares of the Company’s common stock, and (ii) $40,000 in exchange for a 12% senior secured convertible note (“Note”). Principal on the Note is payable on March 15, 2011. EarthLink may require the Company to accelerate its repayment of the remaining principal amount of the Note in certain circumstances, such as if the Company undergoes a change in control or fails to meet specific service obligations to EarthLink. As of December 31, 2007, the Company was in compliance with such agreement. Interest on the Note is payable on March 15 and September 15 of each year and may be paid in cash or in additional notes of the Company, identical to and of the same series as the Note. The Note (i) is a general secured obligation of the Company, (ii) is collateralized by certain property, plant and equipment purchased with the proceeds of the Note pursuant to the terms of a security agreement entered into between the Company and EarthLink, (iii) will rank without partiality in right of payment with all existing and future secured, unsubordinated indebtedness of the Company, and (iv) will be senior in right of payment to all unsecured indebtedness and subordinated indebtedness of the Company.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3% Convertible Senior Debentures

On March 10, 2004, the Company completed a private placement of $125,000 in aggregate principal amount of 3% convertible senior debentures (“Debentures”) due 2024, which are convertible into shares of the Company’s common stock at a conversion price of approximately $3.17 per share, subject to certain adjustments. The Debentures mature on March 15, 2024. The Company may redeem some or all of the Debentures for cash at any time on or after March 20, 2009. Holders of the Debentures have the option to require the Company to purchase the Debentures in cash, in whole or in part, on March 15, 2009, 2014 and 2019. The holders of the Debentures will also have the ability to require the Company to purchase the Debentures in the event that the Company undergoes a change in control. In each case, the redemption or purchase price would be at 100% of their principal amount, plus accrued and unpaid interest thereon. Net proceeds from the Debentures were approximately $119,961 after commission and other transaction costs. The Company incurred approximately $5,039 in transaction costs in conjunction with the placement of the Debentures. The transaction costs are debt issuance costs and are being amortized to operations as an element of interest expense over sixty months, the period before the first date that Debenture holders have the option to require the Company to purchase the Debentures.

Line of Credit

On April 13, 2006, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for a revolving credit facility for up to $50,000, subject to specified borrowing base limitations. At the Company’s option, the revolving line bears an interest rate equal to SVB’s prime rate or LIBOR plus specified margins. On April 20, 2007 the Company extended the maturity date of the Loan Agreement to April 19, 2009. As collateral for the loan under the Loan Agreement, the Company has granted security interests in substantially all of its real and personal property, other than intellectual property and equipment purchased with the proceeds received from the agreement with EarthLink. The Company has also provided a negative pledge on its intellectual property. As of December 31, 2007 and 2006, the Company issued irrevocable letters of credit aggregating $3,796 and $3,796, respectively, under this loan in favor of lessors of equipment and facilities and certain vendors. As of December 31, 2007 and 2006, the Company had an outstanding principal balance of $6,100 and $6,100, respectively, which carried an interest rate of 7.25% and 8.25%, respectively, plus a margin of 0.25%. Borrowings under the facility are limited by an amount of the Company’s eligible accounts receivable and cash. As of December 31, 2007, the Company had $35,458 of funds available under

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the credit facility as a result of borrowings, letters of credit, and the borrowing base limitations. As the available borrowing under the facility is limited, the amount available at any time may be substantially less than $50,000 and the facility could be unavailable in certain circumstances.

The Loan Agreement imposes various limitations on the Company, including without limitation, on its ability to: (i) transfer all or any part of its businesses or properties, merge or consolidate, or acquire all or substantially all of the capital stock or property of another company; (ii) engage in a new business; (iii) incur additional indebtedness or liens with respect to any of its properties; (iv) pay dividends or make any other distribution on or purchase of, any of its capital stock; (v) make investments in other companies; (vi) make payments in respect of any subordinated debt; or (vii) make capital expenditures, measured on a consolidated basis, in excess of $35,000 per year for 2007 and 2008, subject to certain exceptions, such as capital expenditures that are funded by a strategic investor like EarthLink. The Loan Agreement also contains certain customary representations and warranties, covenants, notice and indemnification provisions, and events of default, including changes of control, cross-defaults to other debt, judgment defaults and material adverse changes to the Company’s business. In addition, the Loan Agreement requires the Company to maintain specified liquidity ratios and tangible net worth levels. As of December 31, 2007, the Company was in compliance with the above described limitations, covenants and conditions of the line of credit.

8.	Capital Leases

The capitalized costs and accumulated amortization related to assets under capital leases, primarily comprised of computer equipment and office equipment, were $3,028 and $1,003, respectively, as of December 31, 2007. The corresponding amounts were $3,565 and $2,004, respectively, as of December 31, 2006.

9.	Operating Leases, Commitments and Purchase Obligations

Operating Leases

The Company leases office space, equipment and vehicles under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and contain scheduled rent increases and certain other rent escalation clauses. The Company recognizes rent expense on a straight-line basis over the terms of the respective leases. Future minimum lease payments by year under operating leases with non-cancelable terms in excess of one year, along with future minimum payments to be received under non-cancelable subleases, are as follows:

	Gross Lease	Less Sublease	Net Lease
	Payments	Payments	Payments

Year ending December 31,
2008	$6,719	$853	$5,866
2009	4,478	621	3,857
2010	2,835	449	2,386
2011	875	—	875
2012	146	—	146
Thereafter	13	—	13

Total	$15,066	$1,923	$13,143

Commitments

Rent expense, which is net of sublease income of $292, $57 and $56 for 2007, 2006 and 2005, respectively, totaled $7,315, $8,014 and $6,253 for 2007, 2006 and 2005, respectively.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Obligations

In 2002, the Company entered into a three-year, non-exclusive agreement with MCI, for the right to provide certain network services to the Company. The Company had a monthly minimum usage requirement which began in June 2002. The agreement expired in May 2005 and the Company has no remaining aggregate purchase obligation for this particular agreement as of December 31, 2007. The Company entered into a new three-year, non-exclusive agreement with MCI in November 2005. The Company has a minimum purchase commitment of $13,200 with MCI that includes five commitment milestone periods between December 2005 and December 2007. Similarly, in 2002, the Company entered into a four-year, non-exclusive agreement with AT&T for the right to provide long distance services to the Company. The Company has an annual minimum usage requirement which began in April 2002. The agreement expired in March 2006 and the Company has no remaining aggregate purchase obligation for this particular agreement.

Cost of sales recognized pursuant to the aforementioned purchase obligations totaled $6,300, $7,181 and $6,725, for 2007, 2006 and 2005, respectively.

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

Based on the events mentioned above, in September 2003, Mr. Khanna filed a purported class action and a derivative lawsuit against the Company’s current and former directors (“defendants”) in the Court of Chancery of the State of Delaware in and for New Castle County. On August 3, 2004, Mr. Khanna amended his Complaint and two additional purported shareholders joined the lawsuit. In this action the plaintiffs seek recovery on behalf of the Company from the individual defendants for their purported breach of fiduciary duty. The plaintiffs also seek to invalidate the Company’s election of directors in 2002, 2003 and 2004 because they claim that the Company’s proxy statements were misleading. On May 9, 2006, the court dismissed several of the claims for breach of fiduciary duty as well as the claims relating to the Company’s proxy statements. The court also determined that Mr. Khanna could no longer serve as a plaintiff in this matter.

On September 27, 2007, the parties entered into a settlement in the Khanna lawsuit. On or about December 5, 2007, the settlement was approved by the Court. The order approving the settlement was not appealed, and the terms of the settlement became effective on or about January 5, 2008. Thereafter, the Company received a payment of approximately $6,250 from the individual defendants from which the Company paid plaintiffs’ counsel approximately $1,890 in fees and certain costs. The settlement has resulted in the dismissal of the lawsuit with prejudice.

On October 31, 2007, the Company and the members of its Board of Directors were named as defendants in a purported class action lawsuit brought by William Forte (“Plaintiff”) in the Superior Court of California, County of Santa Clara. Plaintiff alleges breach of fiduciary duty by defendants in connection with the transaction contemplated by the Agreement and Plan of Merger, dated as of October 28, 2007, by and among the Company, CCGI Holding Corporation and CCGI Merger Corporation, as more fully described in Note 1 to the consolidated financial statements. Plaintiff seeks certain equitable relief, including an injunction to prevent or unwind the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and the Company intends to vigorously defend itself in this matter.

On November 7, 2007, the Company, the members of its Board of Directors and Platinum Equity, LLC were named as defendants in a purported class action lawsuit brought by Feivel Gottlieb (Defined Benefit Pension Plan 2) (“Feivel Gottlieb”) in the Superior Court of California, County of Santa Clara. Feivel Gottlieb alleges breach of fiduciary duties by the individual defendants and the aiding and abetting of such breach by the Company and Platinum Equity, LLC in connection with the contemplated acquisition of the Company. Feivel Gottlieb seeks certain equitable relief, including an injunction to prevent the consummation of the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and the Company intends to vigorously defend itself in this matter.

On December 18, 2007, the Company, the members of its Board of Directors, Platinum Equity, LLC, CCGI Holding Corporation and CCGI Merger Corporation were named as defendants in a purported class action lawsuit brought by Robert Vilardi and Ellen Goldberg-Linzer in the Court of Chancery of the State of Delaware. Mr. Vilardi and Ms. Goldberg-Linzer allege breach of fiduciary duties by the individual defendants and the aiding and abetting of such breach by Platinum Equity, LLC, CCGI Holding Corporation and CCGI Merger Corporation in connection with the contemplated acquisition of the Company. Mr. Vilardi and Ms. Goldberg-Linzer seek certain equitable relief, including an injunction to prevent the consummation of the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and the Company intends to vigorously defend itself in this matter.

On December 18, 2007, the Company, the members of its Board of Directors, Platinum Equity, LLC, CCGI Holding Corporation and CCGI Merger Corporation were named as defendants in a purported class action lawsuit brought by Lisa Swanson, IRA (“Swanson”) in the Court of Chancery of the State of Delaware. Swanson alleges breach of fiduciary duties by the individual defendants, breach of fiduciary duty by the unspecified “Covad defendants” and the aiding and abetting of such breach by the unspecified “Platinum Defendants” in connection

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the contemplated acquisition of the Company. Swanson seeks certain equitable relief, including an injunction to prevent the consummation of the transaction, attorney’s fees and other fees. This matter is in the early stages of litigation and the Company intends to vigorously defend itself in this matter.

On or about July 26, 2007, the Company entered into a settlement agreement with AT&T, Inc., which resulted in the dismissal of all pending state and FCC regulatory proceedings against BellSouth Telecommunications as well as a release of several claims between the Company and AT&T.

On October 9, 2007, the Company was named as a nominal defendant in a lawsuit brought by an alleged stockholder named Vanessa Simmonds in the United States, District Court, Western District of Washington, at Seattle. Ms. Simmonds named Bear Stearns Companies Inc. (“BSCI”) and the Goldman Sachs Group, Inc. (“GSGI”) as defendants alleging that BSCI and GSGI served as lead underwriters on the initial public offering of the Company’s common stock and violated Section 16(b) of the Securities Exchange Act of 1934 by engaging in certain prohibited transactions of the Company’s stock. Ms. Simmonds seeks various remedies, including disgorgement of all profits from the alleged transactions and recovery of attorneys’ fees. This matter is in the early stages of litigation and, to the extent that Ms. Simmonds may intend to pursue any claims against the Company, the Company intends to vigorously defend itself in those matters.

On or about June 30, 2006, Saturn Telecommunication Services (STS) filed a demand for arbitration against the Company seeking damages for the Company’s alleged failure to provide certain wholesale services to it. On or about February 9, 2007, STS amended the demand to include additional allegations and requests for relief. On December 10, 2007, the arbitrator in this matter issued an award of approximately $7,300 in STS’ favor. On December 12, 2007, STS filed a motion in the United States District Court, Southern District of Florida, to confirm the award. On January 21, 2008, the Company moved to vacate the award. On February 7, 2008, the Court held a hearing on these two motions. The Court allowed the parties to submit additional briefing, which the Company filed on February 14, 2008. The Court indicated at the hearing that it would issue an order in approximately one month from the hearing date.

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

The Company is subject to state PUCs, FCC and other regulatory and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act. In addition, the Company is engaged in a variety of legal negotiations, arbitrations and regulatory and court proceedings with multiple telephone companies. These negotiations, arbitrations and proceedings concern the telephone companies’ denial of central office space, the cost and delivery of transmission facilities and telephone lines and central office spaces, billing issues and other operational issues. Other than the payment of legal fees and expenses, which are not quantifiable but are expected to be material, the Company does not believe that these matters will result in material liability to it and the potential gains are not quantifiable at this time. An unfavorable result in any of these negotiations, arbitrations and proceedings, however, could have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows if it is denied or charged higher rates for transmission lines or central office spaces.

Other Contingencies

As of December 31, 2007, the Company had disputes with a number of telecommunications companies concerning the balances owed to such carriers for collocation fees and certain network services. The Company

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that such disputes will be resolved without a material adverse effect on its consolidated financial position, results of operations and cash flows. However, it is reasonably possible that the Company’s estimates of its collocation fee and network service obligations, as reflected in the accompanying consolidated balance sheets, could change in the near term, and the effects could be material to the Company’s consolidated financial position, results of operations or cash flows.

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

The Company recorded an estimated liability for employment-related taxes for certain stock-based compensation provided to employees through a charge to operations in the amount of $5,931 in 2003. In 2007, 2006 and 2005, the Company determined that it does not owe a portion of this tax, approximately $330, $2,103 and $419, respectively, as a result of the expiration of the statute of limitations, and consequently, released the amount as a benefit to operations. During 2007, the Company determined that it does not owe the remaining liability of $330 as a result of the expiration of the statute of limitations, and consequently, the Company released this amount as a benefit to operations.

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

Common Stock

No shares of the Company’s common stock outstanding at December 31, 2007 and 2006, respectively, were subject to repurchase provisions, which generally lapse over a two-year period from the date of issuance.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock reserved for future issuance as of December 31, 2007 was as follows:

Outstanding options	22,351
Options available for grant	6,662
Employee stock purchase plan	3,760
Convertible debentures	64,897
Outstanding warrants	6,503

Total	104,173

Stockholder Protection Rights Plan

On February 15, 2000, the Company’s board of directors adopted a Stockholder Protection Rights Plan under which stockholders received one right for each share of the Company’s common stock or Class B common stock owned by them. The rights become exercisable, in most circumstances, upon the accumulation by a person or group of 15% or more of the Company’s outstanding shares of common stock. Each right entitles the holder to purchase from the Company, as provided by the Stockholder Protection Rights Agreement, one one-thousandth of a share of participating preferred stock, par value $.001 per share, for $400 per share, subject to adjustment. As of December 31, 2007 and 2006, none of these rights were exercisable.

On October 28, 2007, in connection with the Company’s entry into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which an affiliate of Platinum Equity, LLC, CCGI Holding Corporation, will acquire all of the outstanding shares of the Company’s common stock through the merger (the “Merger”) of CCGI Merger Corporation, a wholly-owned subsidiary of CCGI Holding Corporation, with and into the Company, (Note 15), the Company and Mellon Investor Services, LLC entered into a Second Amendment to the Amended and Restated Stockholder Protection Rights Agreement (the “Rights Agreement Amendment”), which amends the Company’s Amended and Restated Stockholder Protection Rights Agreement, dated November 1, 2001, as amended (the “Rights Agreement”), to provide that CCGI Holding Corporation shall not be deemed an “Acquiring Person” under the Rights Agreement solely by virtue of the execution of the Merger Agreement or the consummation of the proposed Merger.

Warrants

On January 1, 2003, in conjunction with an amendment to an agreement with AT&T, the Company granted AT&T three warrants to purchase shares of the Company’s common stock as follows: 1,000 shares at $0.94 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $2,640 was recorded as a deferred customer incentive in 2003 and was recognized as a reduction of revenues on a straight-line basis over the three-year term of the agreement because the Company believed that future revenues from AT&T would exceed the fair value of the warrants described above. The aggregate fair value was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on December 31, 2002 of $0.94 per share; expected life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.52; and a risk-free interest rate of 3.36%. None of these warrants were exercised during 2007, 2006 or 2005, or had expired as of December 31, 2007. Such warrants were fully amortized as of December 31, 2007.

On September 4, 2002, in conjunction with the execution of a five-year agreement with America Online, Inc. (“AOL”), a wholesale customer, the Company granted AOL three warrants to purchase shares of the Company’s common stock as follows: 1,500 shares at $1.06 per share; 1,000 shares at $3.00 per share; and 1,000 shares at $5.00 per share. Such warrants were immediately exercisable, fully vested and nonforfeitable at the date of grant. Accordingly, the measurement date for these warrants was the date of grant. The aggregate fair value of such warrants of $3,790, which was determined using the Black-Scholes option valuation model with the following facts and assumptions: closing price of the Company’s common stock on September 4, 2002 of $1.14 per share; expected

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

life of seven years (which is also the contractual life of the warrants); dividend yield of zero; volatility of 1.56; and a risk-free interest rate of 3.63%, was recorded as a deferred customer incentive in 2002 and is being recognized as a reduction of revenues on a straight-line basis over the five-year term of the agreement because the Company believes that future revenues from AOL will exceed the fair value of the warrants described above. None of these warrants were exercised during 2007, 2006 or 2005, or had expired as of December 31, 2007. As of December 31, 2007 and 2006 the unamortized amount of the warrants was $0 and $206, respectively.

Other warrants for the purchase of 3 shares of the Company’s common stock were outstanding as of December 31, 2007. Such warrants are exercisable at purchase prices of $2.13 per share and are fully vested as of December 31, 2007. Unless exercised, all such warrants will expire on March 2008.

The Company recorded amortization on the above described warrants in the amount of $506, $758 and $1,419 for 2007, 2006 and 2005, respectively.

12.	Income Taxes

The Company has made no provision for income taxes in any period presented in the accompanying consolidated financial statements because it incurred operating losses in each of these periods.

The difference between the income tax benefits computed at the federal statutory rate of 35% and the Company’s actual income tax benefits for 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005

Federal benefit at statutory rate	$(15,039)	$(4,882)	$(5,503)
State benefit, net of federal benefit	(2,148)	(697)	(786)
Net operating losses with no current benefits	15,375	4,143	5,931
Deferred variable stock-based compensation	457	1,000	(364)
Transaction costs	893
Other	462	436	722

Income tax expense (benefit)	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$404,514	$392,458
Capital loss carryforwards	6,581	11,700
Deferred and unearned revenue	8,846	11,205
Unconsolidated investments in affiliates	2,030	2,030
Depreciation and amortization	32,954	33,365
Other	5,372	2,555

Total deferred tax assets	460,297	453,313
Deferred tax liabilities	(1,916)	(3,420)

Net deferred tax assets	458,381	449,893
Valuation allowance	(458,381)	(449,893)

Net deferred taxes	$—	$—

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realization of the Company’s deferred tax assets relating to net operating loss carryforwards and other temporary differences is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance (decreased) increased by $8,488, $(13,836) and $6,339 during 2007, 2006 and 2005, respectively.

Not included in the net operating loss deferred tax asset above is approximately $18,375 of excess stock option deductions that when realized will be credited to paid in capital. The Company follows SFAS 109 ordering to determine when such net operating loss has been realized.

As of December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of $1,063,501, which will expire beginning in 2021 if not utilized. The Company also had aggregate net operating loss carryforwards for state income tax of approximately $616,420 of which $9,734 will expire in 2008, $12,844 in 2009 and $593,842 through 2027, if not utilized. In addition, the Company had capital loss carryforwards for both federal and state income tax purposes of approximately $16,452 which begin to expire in 2008 if not utilized.

The Company reduced net operating loss carryforwards for state income tax by $670,538 for 2006 and 2005 and the corresponding valuation allowance as a result of applying the tax attribute reductions rules in cancellation of debt from the Company’s 2001 chapter 11 bankruptcy proceedings.

On February 16, 2006, the Company completed its acquisition of all of the outstanding shares of privately-held NextWeb (Note 6). The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into NextWeb, with NextWeb surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization. As a result of its acquisition, the Company’s net operating loss carryforwards includes NextWeb’s existing, as of acquisition date, federal and state net operating loss carryforwards of $9,713 and $9,341 respectively. Tax benefits related to pre-acquisition losses of the acquired entity will be utilized first to reduce any associated intangibles and goodwill.

On June 8, 2004, the Company completed its acquisition of all of the outstanding shares of privately-held GoBeam. The acquisition was effectuated by merging a wholly-owned subsidiary of the Company with and into GoBeam, with GoBeam surviving the merger as a wholly-owned subsidiary of the Company. The merger is intended to qualify as a tax-free reorganization. As a result of its acquisition, the Company’s net operating loss carryforwards includes GoBeam’s existing, as of acquisition date, federal and state net operating loss carryforwards of $39,597 and $29,426, respectively. Tax benefits related to pre-acquisition losses of the acquired entity will be utilized first to reduce any associated intangibles and goodwill.

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

The utilization of the Company’s net operating loss could be subject to substantial annual limitation as a result of future events, such as an acquisition, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation could result in the expiration of net operating losses and tax credits before utilization.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$273,000
Increase in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statues of limitations	—

Gross unrecognized tax benefits at December 31, 2007	$273,000

To the extent the unrecognized tax benefits are ultimately recognized they may have an impact on the effective tax rate in future periods; however, such impact to the effective tax rate would only occur if the recognition of such unrecognized tax benefits occurs in a future period when the Company has already determined it is more likely than not that its deferred tax assets are realizable. Additionally, the Company has not recognized any penalties and interest for unrecognized tax benefits as any resolution upon audit of the aforementioned tax position would not require payment of interest and penalties. However, if applicable, the Company’s policy is to recognize interest and penalties related to uncertain tax positions in its provision for income taxes. The Company is subject to taxation at the federal and various state levels. All of the Company’s tax years through 2007 are subject to examination by the tax authorities.

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

The Company elected to adopt the modified prospective transition method as provided by SFAS 123R. Under this transition method, compensation cost recognized in the Company’s consolidated statements of operations for 2006 and 2007 includes (i) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to December 31, 2005,

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for prior periods have not been restated.

As a result of adopting SFAS 123R, the Company’s net loss for 2007 includes $2,182 ($0.01 per share) of stock-based compensation, of which $1,693, relates to the Company’s employee stock option plans, and $489, relates to the Company’s employee stock purchase plan. The Company’s net loss for 2006 includes $3,245 ($0.01 per share) of stock-based compensation, of which $1,699, relates to the Company’s employee stock option plans, and $1,546, relates to the Company’s employee stock purchase plan. For 2007, $904, of the total stock-based compensation was recorded in cost of sales and $1,278, in selling, general and administrative expenses. For 2006, $1,311, of the total stock-based compensation was recorded in cost of sales and $1,934, in selling, general and administrative expenses. The Company did not recognize and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation cost as a result of the full valuation allowance on its net deferred tax assets and because of its net operating loss carryforwards. In 2006, the Company capitalized a portion of its stock-based compensation cost, or approximately $86. No similar amounts were capitalized in 2007.

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $971 before estimated forfeitures. In the Company’s pro-forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Accordingly, as of January 1, 2006, the Company estimated that the stock-based compensation for the awards not expected to vest was $202, and therefore, the unrecorded deferred stock-based compensation balance as of December 31, 2005 related to stock options was adjusted to $769 after estimated forfeitures. During 2007, the Company granted approximately 4,432 stock options with an estimated total grant-date fair value of $2,692. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $836. During 2006, the Company granted approximately 5,528 stock options with an estimated total grant-date fair value of $5,352. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $1,134. As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options, adjusted for forfeitures, was approximately $3,460 and will be recognized over an estimated weighted-average amortization period of 2.84 years.

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

	Stock Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005

Stock Options
Expected life of options in years	3.5	3.4	4.0	0.5	0.5	0.5
Volatility	63.67%	83.06%	91.07%	56.45%	68.76%	91.07%
Risk-free interest rate	4.28%	4.78%	4.34%	4.54%	5.00%	4.35%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Equity Incentive Programs

As of December 31, 2007, the Company has the following stock-based compensation plans:

2003 Employee Stock Purchase Plan

In June 2003, the Company adopted the 2003 Employee Stock Purchase Plan (“2003 ESPP”). As of December 31, 2007, a total of 3,760 shares of the Company common stock have been reserved for issuance under the 2003 ESPP. This plan permits eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 20% of total compensation. No more than 5 shares may be purchased on any purchase date per employee. The number of shares that may be issued under the 2003 ESPP is subject to an annual increase to be added on January 1 of each year equal to the lesser of either (i) 2% of the outstanding shares of the Company’s stock on such date, (ii) 7,000 shares, or (iii) an amount determined by a committee of the board of directors.

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

The weighted-average grant-date fair value of options under the Company’s 2003 ESPP granted during 2007, 2006 and 2005 was $0.33, $0.47 and $1.18 per share, respectively. For 2007 and 2006, the Company recognized stock-based compensation expense of $489 and $1,546, respectively, in its consolidated statements of operations. For 2005, the Company recognized stock-based compensation reversal of $1,011, in its consolidated statements of operations. As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to the 2003 ESPP was fully amortized to operations.

On December 7, 2007, the Board of Directors of the Company approved an Amended and Restated 2003 ESPP that suspends additional offering periods following December 31, 2007. The Company reserves the right, without need for additional stockholder approval, to commence one or more offering periods under the ESPP at a later date.

Stock Option Plans

The 1997 Stock Plan (the “1997 Plan”) is a ten-year, broad-based, long-term incentive and retention program that is intended to attract and retain qualified personnel and align stockholder and employee interests. The 1997

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan provides for the grant of stock purchase rights and options to purchase shares of common stock to employees and consultants from time to time as determined by the Company’s board of directors. The stock options under the 1997 Plan generally have a vesting period of four years, are exercisable for a period not to exceed eight years from the date of issuance, and are generally granted at prices that are no less than the fair market value of the Company’s common stock at the date of grant. As of December 31, 2007 no further grants were made under the 1997 Plan.

On June 7, 2007, the stockholders of the Company approved the 2007 Equity Incentive Plan (the “2007 Plan”), which replaced the Company’s existing 1997 Plan. Employees (including executive officers) and consultants of the Company, and any parent, subsidiary or affiliate of the Company, as well as non-employee directors of the Company are eligible to participate in the 2007 Plan.

The term of the 2007 Plan is approximately 10 years from April 26, 2007, and is currently set to terminate on April 26, 2017 unless re-adopted or extended by the stockholders prior to or on such date. A total of 7,400 shares have been reserved under the Plan at prices to be determined by the Company’s board of directors. As of December 31, 2007 6,662 shares of the Company commom stock were available for future grants under the 2007 Plan. The number of shares that may be issued under the 2007 Plan is subject to an annual increase to be added on the first day of the Company’s fiscal year equal to the lesser of (i) 3% of the outstanding shares of the Company’s stock on such date, or (ii) an amount determined by the board.

The 2007 Plan provides for the grant of stock options (both nonstatutory and incentive stock options), restricted stock, restricted stock units, stock bonus awards and stock appreciation rights. Awards under the 2007 Plan will be evidenced by an agreement with the 2007 Plan participant. Under the 2007 Plan no recipient may receive more than 2,000 shares issuable as awards in any calendar year, other than new employees, who may receive up to a maximum of 4,000 shares issuable as awards granted in the calendar year in which they first commence employment.

On December 19, 2005, the compensation committee of the board of directors (the “Committee”) of the Company approved the acceleration of vesting of unvested and out-of-the-money stock options with exercise prices equal to or greater than $1.34 per share previously awarded to its employees, including its executive officers, and directors, under the 1997 Plan. The acceleration of vesting was effective for stock options outstanding as of December 20, 2005. The closing stock price on the American Stock Exchange at the effective date of the acceleration was $0.67. Options to purchase approximately 6,374 shares of common stock, or approximately 74%, of the Company’s outstanding unvested options, of which options to purchase approximately 1,896 shares were held by the Company’s executive officers and directors, were subject to the acceleration. The weighted-average exercise price of the options subject to the acceleration was approximately $2.73.

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

In connection with the Company’s acquisitions of Laser Link, Inc. (“Laser Link”) on March 20, 2000, BlueStar on September 22, 2000, and GoBeam, Inc. (“GoBeam”), the Company assumed various stock option plans. Laser Link, BlueStar and GoBeam stock option plans provide for the grant of options to purchase shares of common stock

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to employees and consultants from time to time. The options expire up to ten years after the date of grant. A maximum of 1,435, 1,251 and 266 shares of the Company’s common stock are available for issuance under the Laser Link, BlueStar and GoBeam option plans, respectively. The Company is no longer issuing options under these option plans, consequently they are not included in the table below of shares available for future issuance. However, existing options that were previously granted under these plans are included in the data set forth below. The Company did not assume NextWeb’s stock option plan.

The following table summarizes stock option activity for 2007:

	Number of Shares of	Option Price per	Weighted-Average
	Common Stock	Share	Exercise Price

Balance as of December 31, 2006	23,082	$0.350 - $149.79	$4.31
Granted	4,432	$0.670 - $ 1.360	$1.12
Exercised	(255)	$0.350 - $ 1.280	$0.65
Cancelled, expired and forfeited	(4,908)	$0.360 - $63.333	$8.07

Balance as of December 31, 2007	22,351	$0.350 - $149.79	$2.90

The stock options outstanding and exercisable at December 31, 2007 were as follows:

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average				Average
		Remaining				Remaining
Range of	Number	Contractual	Weighted-	Aggregate	Number	Contractual	Weighted-	Aggregate
Exercise	of	Term	Average	Intrinsic	of	Term	Average	Intrinsic
Prices	Shares	(in years)	Exercise Price	Value	Shares	(in years)	Exercise Price	Value

$0.35 - $ 0.78	820		$0.59		657		$0.57
$0.80 - $ 0.84	2,397		0.84		2,354		0.84
$0.86 - $ 1.17	1,633		1.00		877		1.06
$1.18 - $ 1.19	2,510		1.19		537		1.19
$1.20 - $ 1.28	4,007		1.26		3,053		1.27
$1.29 - $ 1.52	1,718		1.39		1,052		1.39
$1.54 - $ 1.54	2,349		1.54		2,348		1.54
$1.56 - $ 2.52	2,235		2.04		1,562		2.06
$2.56 - $ 3.31	1,107		2.59		1,107		2.59
$3.34 - $149.79	3,575		10.93		3,575		10.93

$0.35 - $149.79	22,351	4.38	$2.89	$270	17,122	3.63	$3.39	$237

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.86 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 3,011.

The weighted-average grant-date fair value of options granted during 2007, 2006, and 2005 was $0.61, $0.97 and $1.14, respectively. The total fair value of shares vested during 2007, 2006 and 2005 was $1,693, $1,699 and $14,327, respectively. The total intrinsic value of options exercised during 2007, 2006, and 2005 was $101, $2,695 and $470, respectively. The total cash received from employees as a result of employee stock option exercises during 2007, 2006 and 2005 was approximately $170, $4,013 and $651, respectively. In connection with these exercises, there were no tax benefits realized by the Company as a result of the full valuation allowance on its net deferred tax assets and its net operating loss carryforwards. The Company settles employee stock option exercises with newly issued common shares.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s non-vested shares as of December 31, 2007 and changes during 2007 is as follows:

	Stock Options
		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value

Non-vested at December 31, 2006	4,868	$0.91
Awards granted	4,432	0.61
Awards vested	(1,513)	1.12
Awards cancelled, expired and forfeited	(2,558)	0.51

Non-vested at December 31, 2007	5,229	$0.84

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

2005

Basic:
Net loss, as reported	$(15,722)
Stock-based employee compensation expense (reversal) included in the determination of net loss, as reported	(808)
Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(19,767)

Net loss, pro-forma	$(36,297)

Weighted-average number of common shares outstanding used in the computations of basic and diluted loss per share	265,240
Basic and diluted net loss per common share:
As reported	$(0.06)

Pro forma	$(0.14)

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

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales force, telephone sales, referral agents and its website. The Company presently operates two business segments, Wholesale and Direct, which are described below in more detail.

The Company’s business segments are strategic business units that are managed based upon differences in customers, services and marketing channels, even though the assets and cash flows from these operations are not independent of each other. The Company’s wholesale segment (“Wholesale”) is a provider of high-speed connectivity services to ISPs and telecommunications carriers. The Company’s direct segment (“Direct”) is a provider of VoIP, high-speed connectivity, Internet access, fixed wireless broadband, and other services to individuals, small and medium-sized businesses, corporations and other organizations. All other business operations and activities of the Company are reported as Corporate Operations. These operations and activities are primarily comprised of general corporate functions to support the Company’s revenue producing segments as well as costs and expenses for headquarters facilities and equipment, depreciation and amortization, network capacity and other non-recurring or unusual items not directly attributable or allocated to the segments, gains and losses on the Company’s investments, and income and expenses from the Company’s treasury and financing activities.

The Company’s business segments’ operating expenses are primarily comprised of network costs and labor and related non-labor expenses to provision services and to provide support to its customers. The Company’s business segments’ network costs consist of end-user circuits, aggregation circuits, central office space, Internet transit charges, CPE, and equipment maintenance. Operating expenses also include labor and related non-labor expenses for customer care, dispatch, repair and installation activities and restructuring charges. The Company allocates network costs to its business segments based on their consumption of circuit or equipment capacity. The Company allocates end-user circuit costs to a segment based on the products and services sold by such segment. Aggregation circuits are allocated based on actual capacity usage determined by the total number of customers in a segment utilizing those circuits. CPE cost is directly assigned to a business segment based on the number of installations performed by such segment. The Company allocates labor costs from operations to its business segments based on resource consumption formulas, which are primarily based on installations, percentage of total lines in service and trouble tickets by segment. The Company allocates employee compensation for its sales forces directly to the business segments based on the customers it sells to and serves. The Company allocates advertising and promotions to the business segments primarily based on the target customers for such advertising and promotions.

The Company’s chief operating decision maker evaluates performance and allocates resources to the segments based on income or loss from operations, excluding certain operating expenses, such as depreciation and amortization, and other income and expense items. Therefore, the Company does not allocate such operating expenses and other income and expense items to its business segments because it believes that these expenses and other income items are not directly managed or controlled by its business segments. The Company does not segregate certain of its assets, primarily cash, property and equipment, collocation fees and other intangibles and goodwill, or its cash flows between its two segments because these resources are not managed separately by segment. The Company similarly manages its capital expenditures and cash needs as one entity.

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information, including reconciliation to the respective balances in the Company’s consolidated financial statements, as of and for the years December 31, 2007, 2006 and 2005 are as follows:

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2007:
Revenue, net	$305,891	$178,316	$484,207	$—	$484,207
Cost of sales (exclusive of depreciation and amortization)	191,337	104,717	296,054	50,822	346,876
Selling, general and administrative	7,724	26,987	34,711	76,247	110,958
Provision for bad debts	—	—	—	476	476
Depreciation and amortization	—	—	—	41,985	41,985
Amortization of intangible assets	—	—	—	9,284	9,284
Provision for post-employment benefits	602	552	1,154	498	1,652
Litigation-related expenses	—	—	—	7,338	7,338

Total operating expenses	199,663	132,256	331,919	186,650	518,569

Income (loss) from operations	106,228	46,060	152,288	(186,650)	(34,362)

Interest income	—	—	—	2,790	2,790
Interest expense	—	—	—	(11,480)	(11,480)
Miscellaneous income, net	—	—	—	85	85

Total other income, net	—	—	—	(8,605)	(8,605)

Net income (loss)	$106,228	$46,060	$152,288	$(195,255)	$(42,967)

Assets	$33,763	$21,910	$55,673	$217,056	$272,729
Capital expenditures for property and equipment	—	—	—	$28,798	$28,798
Payment of collocation fees and purchase of other intangible assets	—	—	—	$1,015	$1,015

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2006:
Revenue, net	$315,321	$158,983	$474,304	$—	$474,304
Cost of sales (exclusive of depreciation and amortization)	186,142	94,484	280,626	47,848	328,474
Benefit from federal exercise tax adjustment	—	—	—	(19,455)	(19,455)
Selling, general and administrative	7,742	36,183	43,925	83,204	127,129
Provision for bad debts	—	—	—	251	251
Depreciation and amortization	—	—	—	34,876	34,876
Amortization of intangible assets	—	—	—	9,949	9,949
Provision for post-employment benefits	232	479	711	886	1,597

Total operating expenses	194,116	131,146	325,262	157,559	482,821

Income (loss) from operations	121,205	27,837	149,042	(157,559)	(8,517)

Interest income	—	—	—	3,938	3,938
Interest expense	—	—	—	(9,562)	(9,562)
Miscellaneous income, net	—	—	—	192	192

Total other income, net	—	—	—	(5,432)	(5,432)

Net income (loss)	$121,205	$27,837	$149,042	$(162,991)	$(13,949)

Assets	$35,795	$22,191	$57,986	$255,322	$313,308
Capital expenditures for property and equipment	—	—	—	$46,964	$46,964
Payment of collocation fees and purchase of other intangible assets	—	—	—	$3,236	$3,236

COVAD COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Total	Corporate	Consolidated
	Wholesale	Direct	Segments	Operations	Total

As of and for the year ended December 31, 2005:
Revenue, net	$314,205	$128,974	$443,179	$—	$443,179
Cost of sales (exclusive of depreciation and amortization)	193,721	81,521	275,242	35,897	311,139
Selling, general and administrative	8,353	49,938	58,291	100,261	158,552
Provision for bad debts	—	—	—	571	571
Depreciation and amortization	—	—	—	49,813	49,813
Amortization of intangible assets	—	—	—	17,428	17,428
Provision for post-employment benefits	285	397	682	2,958	3,640

Total operating expenses	202,359	131,856	334,215	206,928	541,143

Income (loss) from operations	111,846	(2,882)	108,964	(206,928)	(97,964)

Interest income	—	—	—	4,142	4,142
Gain on sale of equity securities	—	—	—	28,844	28,844
Gain on deconsolidation of subsidiary	—	—	—	53,963	53,963
Interest expense	—	—	—	(5,005)	(5,005)
Miscellaneous income, net	—	—	—	298	298

Total other income, net	—	—	—	82,242	82,242

Net income (loss)	$111,846	$(2,882)	$108,964	$(124,686)	$(15,722)

Capital expenditures for property and equipment	$—	$—	$—	$42,397	$42,397
Payment of collocation fees and purchase of other intangible assets	$—	$—	$—	$3,582	$3,582

COVAD COMMUNICATIONS GROUP, INC.

SUPPLEMENTARY DATA

Selected Quarterly Financial Information (Unaudited)

(All dollar and share amounts are presented in thousands, except per share amounts)

The Company’s 2007 and 2006 unaudited consolidated selected quarterly financial information is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

2007:
Revenues, net	$120,150	$120,585	$121,878	$121,594
Gross profit (exclusive of depreciation and amortization)	$32,155	$33,449	$34,928	$36,799
Depreciation and amortization	$13,359	$13,141	$12,459	$12,310
Net loss	$(14,516)	$(11,603)	$(4,904)	$(11,944)
Loss per common share:
Basic and Diluted	$(0.05)	$(0.04)	$(0.02)	$(0.04)
2006:
Revenues, net	$117,751	$118,535	$118,562	$119,456
Gross profit (exclusive of depreciation and amortization)	$37,814	$37,733	$35,152	$35,131
Depreciation and amortization	$11,048	$10,716	$10,712	$12,349
Net income (loss)	$(9,280)	$12,473	$(8,700)	$(8,442)
Earnings (loss) per common share:
Basic	$(0.03)	$0.04	$(0.03)	$(0.03)
Diluted	$(0.03)	$0.04	$(0.03)	$(0.03)

During the fourth quarter of 2007, the Company recorded a charge of $7,338 as a result of an arbitration award to one of its wholesale customers.

During the second quarter of 2007, the Company reduced its network costs by $2,748 as a result of a settlement with one of its vendors. This amount was partially offset by a charge of $1,357 for post-employment benefits as a result of a reduction in force.

During the fourth quarter of 2006, the Company reduced its costs by approximately $2,300 as a result of a transaction-based tax adjustment. This amount was partially offset by approximately $2,000 of costs related to the build out of our LPVA service.

During the second quarter of 2006, the IRS issued Notice 2006-50 announcing that it will stop collecting FET on “long-distance” telephone service and that it will no longer litigate this issue with taxpayers. The FET is now applicable only to “local” telephone service. Based on this development, the Company’s prior purchases for which it accrued FET do not fall under the definition of local telephone service. Therefore, the Company has determined that (i) the issuance of Notice 2006-50 by the IRS resolved the uncertainty around the applicability of the tax to certain telecommunications services, and (ii) is one of the criteria the Company determined necessary for reversing the accrued liability. Consequently, the Company reversed such liability during the second quarter of 2006, which decreased its net loss by $19,455, or $0.07 per share.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Covad Communications Group, Inc. does not have any disagreements with its accountants on accounting and financial disclosure matters.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required or necessary disclosures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

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

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making their assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment we concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears under Part II, Item 8 — “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting:

During the fourth quarter of 2007, we did not make any change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) current directors and their respective ages as of January 1, 2008, are as follows:

Name	Age	Position

Charles E. Hoffman(d)	59	President, Chief Executive Officer and Director
Charles McMinn	56	Chairman of the Board of Directors
L. Dale Crandall(c)	67	Director
Daniel C. Lynch(a)(c)	67	Director
Larry Irving(a)(b)	53	Director
Diana E. Leonard	50	Director
Robert M. Neumeister(b)(c)	59	Director
Richard A. Jalkut(a)(b)	64	Director

(a)	Member of the Compensation Committee

(b)	Member of the Nominating and Corporate Governance Committee

(c)	Member of the Audit Committee

(d)	Member of the Management Compensation Committee

Charles E. Hoffman has served as our President and Chief Executive Officer and as a Director since June 2001. Mr. Hoffman previously served as President and Chief Executive Officer of Rogers Wireless, Inc. from January 1998 to June 2001. From 1996 to 1998 he served as President, Northeast Region for Sprint PCS. Prior to that, he spent 16 years at SBC from 1980 to 1996 in various senior positions, including Vice President and General Manager, President and General Manager, Director General, Telcel and Managing Director, International. He is also a member of the board of directors of Chordiant Software Inc., Synchronoss Technologies and Visage Mobile.

Charles McMinn is one of our founders and has been the Chairman of the Board of Directors since October 2000. Mr. McMinn previously served as our Chairman of the Board of Directors from July 1998 to September 1999. He served as our President, Chief Executive Officer and as a member of the Board of Directors from October 1996 to July 1998. Mr. McMinn has over 20 years of experience in creating, financing, operating and advising high technology companies. From November of 1999 to October 2000, Mr. McMinn served as Chief Executive Officer and is a founder of Certive Corporation. From July 1995 to October 1996, and from August 1993 to June 1994, Mr. McMinn managed his own consulting firm, Cefac Consulting, which focused on strategic consulting for information technology and communications businesses. From June 1994 to November 1995, he served as Principal, Strategy Discipline, at Gemini Consulting. From August 1992 to June 1993, he served as President and Chief Executive Officer of Visioneer Communications, Inc. and from October 1985 to June 1992 was a general partner at InterWest Partners, a venture capital firm. Mr. McMinn began his Silicon Valley career as the product manager for the 8086 microprocessor at Intel. He is also a member of the board of directors of Vineyard 29, LLC, the St. Helena Hospital, the St. Helena Hospital Foundation and Appellation St. Helena.

L. Dale Crandall has served as a member of our Board of Directors since June 2002. Mr. Crandall also chairs the Audit Committee of our Board of Directors. Mr. Crandall previously served in various management positions with Kaiser Foundation Health Plan, Inc. and Hospitals, including President and Chief Operating Officer from March 2000 until his retirement in June 2002, and Senior Vice President, Finance and Administration, from June 1998 until March 2000. Prior to joining Kaiser, he served as Executive Vice President, Chief Financial Officer and

Treasurer of APL Limited from April 1995 until February 1998. From 1963 to 1995, Mr. Crandall was employed by PricewaterhouseCoopers, LLP where his last position was Southern California Group Managing Partner. He is also a member of the board of directors of Union Bank of California, Dodge & Cox Funds, Coventry Health Care, Inc., Ansell Limited, BEA Systems, Inc., Captara Corporation, Metavante Technologies, Serena Software, Inc. and UGS Corporation.

Daniel C. Lynch is a private investor. He has served as a member of our Board of Directors since April 1997. From December 1990 to December 1995, he served as chairman of the board of directors of Softbank Forums, a provider of education and conference services for the information technology industry. Mr. Lynch founded Interop Company in 1986, which is now a division of the successor to Softbank Forums, Key3Media. Mr. Lynch is a member of the Association for Computing Machinery and the Internet Society. He is also a member of the Board of Trustees of the Santa Fe Institute and the Bionomics Institute. He previously served as Director of the Information Processing Division for the Information Sciences Institute in Marina Del Rey, California, where he led the Arpanet team that made the transition from the original NCP protocols to the current TCP/ IP based protocols. Mr. Lynch previously served as a member of the board of directors of UUNET Technologies, Inc., from April 1994 until August 1996 and is a director of Maxager Technology.

Larry Irving has served as a member of our Board of Directors since April 2000. Mr. Irving has served as the President and CEO of the Irving Information Group, a strategic consulting firm, since October 1999. Prior to founding the Irving Information Group, Mr. Irving served for almost seven years as Assistant Secretary of Commerce for Communications and Information, where he was a principal advisor to the President, Vice President and Secretary of Commerce on domestic and international communications and information policy issues, including the development of policies related to the Internet and Electronic Commerce. Prior to joining the Clinton-Gore Administration, Mr. Irving served ten years on Capitol Hill, most recently as Senior Counsel to the U.S. House of Representatives Subcommittee on Telecommunications and Finance. He also served as Legislative Director, Counsel and Chief of Staff (acting) to the late Congressman Mickey Leland (D-Texas). During the previous four years, Mr. Irving was associated with the Washington, D.C. law firm of Hogan & Hartson, specializing in communications law, antitrust law and commercial litigation. Mr. Irving also serves as a director of Worldgate Communications, Aequus Technologies and Reliability First Corporation.

Diana E. Leonard has served as a member of our Board of Directors since December 2006. Ms. Leonard has served as Senior Vice President of Orange Business Services (part of the France Telecom Group) since July 2000. She currently oversees Orange’s operations in the Americas and previously led International Operations in the Customer Service and Operations organization, field services and customer service delivery.

Robert M. Neumeister has served as a member of our Board of Directors since April 2006. Mr. Neumeister is currently the Chief Financial Officer of Linux Networx. Mr. Neumeister formerly served as Executive Vice President and Chief Financial Officer of Dex Media, Inc., a position he held from December 2002 through October 2005. Mr. Neumeister also served as Chief Financial Officer of Myriad Proteomics Systems, Inc. from October 2001 to December 2002, and as Chief Financial Officer of Aerie Networks, Inc. from January 2000 to September 2001. Mr. Neumeister was a Vice President of Finance and a Director of Finance with Intel Corporation from December 1998 to December 1999, where he provided the primary financial support for the operating units of the company. Mr. Neumeister also spent over 15 years with Nortel Networks, Inc., in a variety of financial positions. Mr. Neumeister also serves on the Board of Directors of VA Software Corporation and Symmetricom, Inc.

Richard A. Jalkut has served as a member of our Board of Directors since July 2002. Mr. Jalkut has more than 35 years of experience in the telecommunications industry, including extensive senior executive and start-up experience. He has been the President and CEO of TelePacific Communications, a Los Angeles-based competitive local exchange carrier, since March 2002, and also serves on its Board of Directors. Prior to joining TelePacific, he was President and CEO of Pathnet Telecom from September 1997 to August 2001. Mr. Jalkut spent 32 years with NYNEX where he served as the President and CEO. He is also a member of the board of directors of HSBC-USA and IKON Office Solutions, where he serves as the lead independent director.

Executive Officers

Our executive officers, their positions, and their respective ages, as of January 1, 2008, are:

Name	Age	Position

Charles E. Hoffman	59	President and Chief Executive Officer
Justin Spencer	37	Senior Vice President, Chief Financial Officer and Treasurer
David McMorrow	41	Executive Vice President, Sales
Claude Tolbert	35	Senior Vice President, Strategic Priorities and Execution
Eric Weiss	41	Chief Marketing Officer
Doug Carlen	38	Senior Vice President and General Counsel

Executive officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. See “Executive Compensation.” Biographical information for Mr. Hoffman is provided above.

Justin Spencer was appointed Senior Vice President, Chief Financial Officer and Treasurer, effective June, 2007, after serving as our interim Chief Financial Officer from April 2007 to June 2007. Mr. Spencer has served as a Vice President of Finance with the Company since November of 2005. From November of 2002 to November of 2005, Mr. Spencer served in strategic development and product management roles at Covad. Prior to joining Covad, Mr. Spencer worked in strategy and product management roles with Hewlett Packard from September of 2000 to November of 2002.

David McMorrow joined Covad in 1998 as our Vice President of Sales, Eastern Region, was made Senior Vice President, Strategic Development, in May 2002 and became our Executive Vice President, Sales, in January 2004.

Claude Tolbert joined Covad in 1999 as a director in Corporate Development. He was made Vice President of Corporate Services in September 2003 and became our Senior Vice President, Strategic Priorities and Execution in March 2005. Mr. Tolbert’s employment with Covad ceased on February 1, 2008, as part of a realignment of the business.

Eric Weiss joined Covad in August 2006 as our Chief Marketing Officer. From January to August of 2006, he served as Executive in Residence for the telecommunications practice of the private equity firm Warburg Pincus, as well as senior vice president and general manager of Mobile Applications for Aicent, Inc., a Warburg Pincus portfolio company. Before joining Aicent, he was vice president of Macromedia’s telecom solutions business, where he was responsible for product marketing, business development, engineering and strategy from August 2004 to January 2006. Mr. Weiss served previously as chief operating officer at ITXC Corporation from October 1997 to June 2004. Mr. Weiss’s employment with Covad ceased on February 1, 2008, as part of a realignment of the business.

Doug Carlen joined Covad in September 1999 as Senior Corporate Counsel. He was made Vice President, Legal Affairs, in August 2005, and became our Senior Vice President, General Counsel and Secretary in September 2007.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and certain of our officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements were met during fiscal 2007 other than one Form 4 transaction for Mr. McMinn that was reported late.

Code of Conduct

We have adopted a Code of Conduct that applies to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of this code is available on our website at www.covad.com/about — conduct.shtml. We intend to disclose any changes in or waivers from this code of conduct that are required to be publicly disclosed by posting such information on our website or by filing a Form 8-K.

Audit Committee

Our Board of Directors has established an Audit Committee of the Board that is currently in place. The Audit Committee is responsible for oversight of our financial reporting process and internal audit function. The Audit Committee also monitors the work of management and our independent registered public accounting firm and their activities with respect to our financial reporting process and internal controls. The Audit Committee operates pursuant to the Audit Committee Charter, which was amended and restated on June 15, 2006 and which is available at www.covad.com/web/about/investors.html.

The Audit Committee currently consists of three of our outside directors, Messrs. Crandall, Lynch and Neumeister, with Mr. Crandall serving as the chairperson. The Board of Directors has determined that Mr. Crandall and Mr. Neumeister are “audit committee financial experts” as described in applicable SEC rules. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the American Stock Exchange listing standards.

Communications with Directors

Stockholders and employees may communicate with the Board by sending an email to directors@covad.com, or by sending written correspondence to: Board of Directors, Covad Communications Group, Inc., 110 Rio Robles, San Jose, California 95134.

We encourage directors to attend our annual meetings of stockholders but do not require attendance. Our 2007 annual meeting was attended by Messrs. Crandall, Hoffman, Jalkut, Lynch and McMinn.

ITEM 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the underlying principles of Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) executive compensation policies and the analytical framework for compensation decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

Our business is highly competitive and our competitors include companies who are much larger than we are and who have substantially greater financial resources as well as other strategic advantages. In addition, we have operated at a net loss, and consumed cash in our operations, for a substantial period of time. As a result, our challenges include identifying and pursuing growth opportunities while operating our business in a manner that allows us to maintain our liquidity. With this in mind, our compensation program is designed to attract and retain talented executives needed to help us achieve our business objectives. It is also designed to promote the achievement of our key business objectives by linking total compensation with such achievement.

Our executive officers’ annual compensation consists of three main components: (1) a base salary; (2) a performance-based short-term cash incentive plan, and (3) stock options. We believe that cash compensation, payable as salaries and ultimately attainable as short term incentives, is key to our ability to offer the compensation needed to attract and retain executive talent. We seek to motivate the achievement of our corporate goals through our short term incentives, which pay for periodic achievement of business objectives, and through stock options, which will provide benefits to our executives over time if they are successful in increasing the value of our stock. In addition to these three elements, we provide our executive officers with term life insurance and a variety of other benefits that are generally available to all salaried employees. Finally, we provide change-in-control arrangements that are further described below. We believe that these employment and change-in-control arrangements are necessary to attract and retain executives in the highly competitive environment in which we operate where they may be forgoing other opportunities to come to, or remain with, us.

Our Compensation Committee reviews the total compensation packages for each executive officer each year during its compensation review. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. Salary and overall compensation for our executive officers is not based on any percentage of our Chief Executive Officer’s salary and overall compensation nor is the salary and overall compensation for our Chief Executive Officer based on any specific ratio to the compensation of other executives or employees.

The following discussion provides an analysis of the major components of our compensation program.

Base Salary Analysis

Our objectives in setting base salaries are to attract and retain executive officers in a competitive environment. In order to achieve these objectives we take into account the base compensation paid by companies that we believe to be our competitors and by other companies with which we believe we generally compete for executives. At the time of hiring an executive we also consider the experience and performance of the individual. The Compensation Committee reviews executive salaries annually and adjusts them as appropriate to reflect changes in the Peer Group, individual performance and responsibility, prior experience and salary history. Adjustments made for 2007 are described below.

Our policy is to target base salaries at the median of the Peer Group. We selected the median base salary as our standard because we believe that our ability to retain our key executives would be compromised if we were to offer a lower salary. This is particularly the case because the other component of cash compensation, our short term incentives, is based on challenging performance targets, and our executives are not assured of attaining this additional component of cash compensation in any year. We do not target salaries at higher than median because we want to offer executives the ability to attain higher than median cash compensation through achievement of our business and financial objectives, as further described below.

The annual base salary for our executive officers other than our Chief Executive Officer has historically been initially set at approximately $250,000. We make adjustments to that amount based on: (1) individual responsibilities and contributions of the officer, (2) performance and evaluations during the preceding year and during the executive’s tenure at the Company, and (3) consideration of Peer Group benchmarks.

Short-Term Incentive Analysis

We believe that a critical operational metric for our business is to become cash flow positive. This is necessary not only to ensure that we have adequate liquidity but also to provide us with capital to invest in our growth services to offset the decline in revenue from our legacy services. In addition, we may provide other performance metrics as we think is appropriate at any time. We generally provide the same performance metrics to all of our executive officers to motivate them consistently to achieve our goals.

Our policy is to target the sum of these cash incentive payments at the 75th percentile of the Peer Group because we believe that it is necessary for our ability to attract and retain our executives that they have the opportunity attain a higher than median level of cash compensation. In addition, our bonus plan is based on financial targets and metrics that represent significant improvements from current results. We believe that our executives should be compensated above the median level of cash compensation if we achieve these goals. Our Compensation Committee’s decision to use the 75th percentile as the target reflect its determination that this level of cash incentive was necessary, but not significantly more than necessary, to promote the achievement of our corporate goals, while conserving cash as much as possible.

Long-Term Incentive Analysis

Stock options are our primary long-term incentive compensation for our executive officers. We use stock options to promote the long-term objective of aligning the interests of our executive officers with the interests of our stockholders. The objective of using time-vested stock options is to encourage long-term value creation and executive retention because executives can realize value from such awards only if they remain employed with the company at least until the options vest. The number of shares subject to annual stock option awards to executive officers is within the discretion of the Committee and is based on each executive’s position within Covad, the recommendations of our Chief Executive Officer (for our other executive officers), past performance, anticipated future contributions, and prior option grants. The Committee also compares the value of these option grants to long-term incentives provided to similarly situated executives at the Peer Group.

The low prices at which our common stock has been trading in recent years effectively limits the amount of value that holders of our stock options may expect to receive under their options. That is, stock options issued at current market prices on stock trading at a low price will return a lower aggregate dollar reward for a given percentage increase in the price of the underlying shares than would options on stock trading at a higher price and experiencing a similar percentage increase. In order to address this potential deficiency a company would need to award stock options for a much higher number of shares than those awarded by companies with which it is being compared that have higher stock prices. Our Compensation Committee has not been willing to do so in light of the potential dilution to our stockholders from these awards. This being the case, we believe that the long-term equity incentive awards to our executives offer a lower-than-median level of potential return than the awards made by the companies in the Peer Group and, further, that our executive officers’ total targeted direct compensation (base salary + short-term incentive targeted amount + long-term incentive award value) is below the median for the Peer Group.

Compensation Consultants

Our Compensation Committee’s executive compensation consulting firm is Hewitt Associates, Inc. (“Hewitt”). Hewitt was selected by the Compensation Committee after we presented a group of executive consulting firms to the Compensation Committee. The Compensation Committee chairman, Larry Irving, interviewed these consulting firms, and the Compensation Committee chose Hewitt to act as their executive compensation consulting firm. Management, particularly our human resources department, interacts with Hewitt throughout the year to provide them with information that they request for their presentations to the Compensation Committee.

In 2007, we retained Hewitt to provide advice on the implementation of our new 2007 Equity Incentive Plan. Management and the Compensation Committee felt that in light of their familiarity with our compensation philosophy, Hewitt would be helpful in advising on various aspects of the plan, including providing information about what types of incentive arrangements were being adopted in the marketplace for other companies. Hewitt has also provided us with certain benchmarking data for our other officers and advised on Board of Directors compensation.

Peer Group Benchmarking

Hewitt identified a group of peer companies based on market capitalization, geographic location, performance and similarity in lines of business (the “Peer Group”) based on direction provided by the Compensation Committee. The Compensation Committee instructed Hewitt to include three types of distinct entities in the competitor group: (1) telecommunications companies, (2) those companies with revenue equivalent to ours and (3) those companies that were geographically near to our location. The Peer Group for the 2006 review consisted of 3Com, Ariba, Aspect Communications, Autodesk, Borland Software, Brocade Communications, Business Objects, EMS Technologies, Extreme Networks, Foundry Networks, Hyperion Solutions, Informatica, Juniper Networks, Level 3 Communications, Macromedia, McAfee, Mercury Interactive, Openwave, Pan Am Sat, Polycom, RCN, Tibco Software, Trend Micro, Trimble Navigation and Wind River Systems. The Peer Group is reviewed each year. Aspect Communications and MacroMedia were removed from the Peer Group for the 2007 review and US LEC, Vonage and Spirent Communications were added in their place.

The following is a discussion of compensation paid for 2007 and a brief discussion of compensation matters for 2008.

Given Covad’s pending acquisition by Platinum Equity, the Compensation Committee determined in October 2007 that it would not make any changes to its compensation philosophy for executive officers for fiscal year 2008, which the Compensation Committee confirmed in February 2008. The Compensation Committee believed that maintaining compensation at existing levels was appropriate as the executives’ responsibilities and duties were continuing in the ordinary course during the pre-closing period. Therefore, the most recent annual review of total compensation occurred in February of 2007. Findings and resulting actions taken in light of the 2007 analysis are described below.

Base Salary

In February of 2007, the Compensation Committee analyzed annual base salaries for Mr. Dunn, Mr. Kirkland and Mr. McMorrow. The Committee evaluated the performance of each officer, in consultation with the Chief Executive Officer, considered the past compensation of these officers and reviewed benchmarking data of the Peer Group. After review, the Committee approved annual base salary increases for 2007 of $11,600 for Mr. Dunn, $25,000 for Mr. Kirkland and $10,000 for Mr. McMorrow, which increased their base salaries to $301,600, $275,000 and $260,000, respectively. After taking these base salary increases into consideration, the base salaries of Mr. Dunn and Mr. McMorrow were at or below the median level for the Peer Group. Mr. Kirkland’s base salary was slightly above the median level for officers in the Peer Group with the title of general counsel. However, the Compensation Committee believed that Mr. Kirkland’s broader role, including oversight of strategic affairs, warranted a base salary slightly higher than the median level for a general counsel. Mr. Dunn and Mr. Kirkland ceased to be employees of Covad as of April 2007 and September 2007, respectively.

Justin Spencer was promoted to Senior Vice President and Chief Financial Officer in June 2007 and Douglas Carlen was promoted to Senior Vice President, General Counsel and Secretary in September 2007. Upon their promotions each were provided with a base salary of $250,000.

Our other Named Executive Officers, Mr. Weiss and Mr. Tolbert, were not serving as executive officers as of February 2007. Their compensation was determined by Mr. Hoffman prior to their becoming executive officers and was not adjusted when they became executive officers. Mr. Weiss and Mr. Tolbert are no longer employees of Covad as of February 2008.

Short-Term Incentives

The Compensation Committee approved our Executive Short Term Incentive Plan (the “2007 Incentive Plan”) in January 2007. Under the 2007 Incentive Plan, our executive officers were eligible for semi-annual and annual cash incentive payments. The Committee determined we would pay both semi-annual and annual incentives, rather than solely annual incentives, because it wanted to motivate achievement of business goals over the first half of the year even if changes in our operating results due to the uncertainty and unpredictability of our operations might preclude earning the bonuses based on the full year’s performance.

The targeted annual cash incentives were 100% of base salary for our Chief Executive Officer and 70% of base salary for Mr. McMorrow, Mr. Dunn and Mr. Kirkland. These targets were unchanged from 2006 targets for Mr. Hoffman and Mr. McMorrow and represented an increase of 10% for Mr. Dunn and Mr. Kirkland (from 60% of base salary to 70% of base salary). The Committee targeted these amounts in order to remain at approximately the 75th percentile of the Peer Group, for the reasons described above. When Mr. Spencer and Mr. Carlen were appointed to their current positions, their targeted annual cash incentives were also set at 70% of base salary.

Pursuant to the 2007 Incentive Plan, the amount of the potential semi-annual and annual bonuses was based on our performance in comparison to financial targets for adjusted EBITDA, a key measure of the cash we generate from operations, (75% weighting) and revenue (25% weighting). In applying the 2007 Incentive Plan we used the adjusted EBITDA results as defined and reported in our earnings releases for the six months ended June 30, 2007 and for the year ended December 31, 2007. The Committee’s addition of a revenue component in the 2007 Incentive Plan was based on its beliefs that it was not desirable to have the plan reward maximization of adjusted EBITDA at the expense of achieving revenue growth, but that the plan should instead reward cost-effective growth. The adjusted EBITDA and revenue targets were independent of one another and we would pay the applicable percentage of the incentive payment if one objective was attained, regardless of whether the other objective was attained. These targets were based on our annual budget, as approved by the Board of Directors.

Each executive officer was eligible to receive up to 40% of their bonus opportunity amount based on our financial results for the period from January 1, 2007 to June 30, 2007. The financial target for adjusted EBITDA for this period was $13.5 million and the financial target for revenue was $245.4 million. In each case payment was contingent on achieving at least 90% of the applicable target, with the actual percentage of the applicable target achieved being paid, up to a maximum of 100% if we met or exceeded such target. We achieved 98% of our revenue target for this period, but did not achieve our adjusted EBITDA target. Therefore, we paid a bonus based on 98% of the revenue portion.

At the end of the fiscal year, we calculated performance in total for the plan year and determined each participant’s annual bonus amount, less any amount paid based on our performance during the first half of the year. The financial target for adjusted EBITDA for this period was $35.1 million and the financial target for revenue was $502.3 million. In each case payment was contingent on achieving at least 90% of the applicable target, with 80% of the maximum amount for that portion of the bonus being paid if we achieve at least 90% but less than 99% of the applicable target, 100% paid if we achieve at least 99% but less than 105% of the applicable target, and 110% paid if we meet or exceed 105% of the applicable target. We achieved 96% of our revenue target for this period but did not achieve our adjusted EBITDA target. Therefore, we paid a bonus of 80% of the revenue portion. The Compensation Committee retained the discretion to withdraw, amend, add to and terminate that Plan, or any portion of it, at any time, but did not exercise such discretion in 2007.

The following table lists the aggregate short-term incentive payments for our Named Executive Officers earned in 2007, including those paid under the 2007 Bonus Plan:

Bonus
Name	Compensation

Charles E. Hoffman	$118,985
Justin Spencer	$30,502
David McMorrow	$36,163
Douglas Carlen	$30,884
Eric Weiss	$29,287
Claude Tolbert	$28,385
James A. Kirkland	$21,942
Christopher Dunn	$0

In December 2007, the Committee adopted the 2008 Short-Term Incentive Plan (the “2008 Incentive Plan”), which applies to executive officers and employees (other than those being compensated pursuant to a sales commission plan). The 2008 Incentive Plan provides for quarterly bonus payments based on our performance in comparison to financial targets for adjusted EBITDA. These targets were based on our annual budget, as approved by the Board of Directors. Due to our decision to leave executive compensation unchanged due to the pending acquisition by Platinum Equity, the targeted annual cash incentives remain 100% of base salary for our Chief Executive Officer and 70% of base salary for Mr. McMorrow, Mr. Spencer and Mr. Carlen.

Each executive officer is eligible to receive up to 25% of their bonus opportunity amount based on our financial results for the period January 1, 2008 to March 31, 2008, up to 25% of their bonus opportunity amount based on our financial results for the period April 1, 2008 to June 30, 2008, and up to 25% of their bonus opportunity amount based on our financial results for the period July 1, 2008 to September 30, 2008. At the end of the fiscal year, we will calculate performance in total for the plan year and determine each participant’s fourth quarter bonus amount by deducting from the yearly bonus calculation any amount paid based on our performance during the first three quarters of the year. The Committee determined that quarterly payments were appropriate given the pending acquisition of Covad by Platinum Equity and the desire to motivate and retain executives.

In each of the first three quarters, payment is contingent on achieving at least 90% of the applicable target, with the actual percentage of the applicable target achieved being paid, up to a maximum of 100% if we meet or exceed such target. As described above, at the end of the fiscal year, we will calculate performance in total for the plan year and determine each participant’s fourth quarter bonus amount by deducting from the yearly bonus calculation any amount paid based on our performance during the first three quarters of the year. Payment for the fourth quarter is contingent on achieving at least 90% of the applicable target, with the actual percentage of the applicable target achieved being paid up to a maximum of 100% if we achieve at least 90% of the applicable target, 100% of target being paid if we achieve at least 100% but less than 110% of the applicable target, and the sum (up to a maximum of 200%) of (a) 100% target and (b) 1.5 multiplied by the difference between the actual percentage and 110% being paid if we meet or exceed 110% of the applicable target. Our Compensation Committee has not determined whether Platinum Equity would keep this bonus structure in place following the acquisition. We believe there is a reasonable likelihood that we will achieve our targets for 2008 and pay the maximum incentives set forth in the 2008 Plan. The goals were set to be challenging but achievable so that we can drive results while continuing to retain executives, particularly in light of our pending acquisition. The Compensation Committee retains the discretion to withdraw, amend, add to and terminate the 2008 Plan, or any portion of it, at any time.

Long-Term Incentive Awards

In February of 2007, we considered the award of long-term incentives in the form of stock options to our executive officers.

We granted our Named Executive Officers options to purchase 835,000 shares of common stock in the aggregate, which consisted of options to purchase up to 70,000 shares of common stock granted to each of Messrs. Dunn, Kirkland and McMorrow and an option to purchase up to 625,000 shares of common stock granted to Mr. Hoffman. The exercise price for these stock options was set at the market price on February 28, 2007. Based on recommendations from Mr. Hoffman, Mr. Spencer received options to purchase 200,000 shares, and Mr. Carlen received options to purchase 100,000 shares, of common stock at the time of their respective promotions. The exercise price for these grants was the market price on the last day of the month in which the options were approved.

We do not make stock option grants in connection with the release or withholding of material non-public information. As a general matter, option grants to existing executive officers are made annually at our regularly scheduled Compensation Committee meeting in February. However, given the pending acquisition of Covad by Platinum Equity, the Committee does not intend to grant any further options or other awards to executive officers in 2008.

Stock options were historically granted to our executive officers and other employees under our 1997 Stock Plan. At our Annual Meeting in 2007, our shareholders approved a new equity plan, the Covad Communications Group, Inc. 2007 Equity Incentive Plan (the “2007 Equity Plan”), which replaced our existing 1997 Stock Plan. The 2007 Equity Plan affords our compensation committee much more flexibility in making a wide variety of equity awards. Participation in the 2007 Equity Plan is available to all executive officers as well as our other employees. In the Agreement and Plan of Merger with Platinum Equity, we agreed not to issue any further options to our executive officers pending the closing of the transaction. Consequently, unless the Merger Agreement was to be terminated, we do not expect to grant options to our executive officers beyond those that have previously been granted, as described above.

We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that the majority of the cash compensation we pay will be tax deductible for us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option, gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee.

Chief Executive Officer Compensation

Mr. Hoffman’s annual base salary and targeted annual bonus is determined using the same methodology used for our other executive officers, as described above. Using this methodology, in March 2007 the Committee determined that Mr. Hoffman’s 2007 base salary would increase by $30,000, for an annual base salary of $600,000. This placed Mr. Hoffman’s base salary slightly above the median of base salaries paid to Chief Executive Officers in the Peer Group. The Compensation Committee believed that for retention purposes it was necessary to pay Mr. Hoffman a base salary slightly higher than the median level because Mr. Hoffman’s total targeted direct compensation (base salary + short-term incentive targeted amount + long-term incentive award value) was below the median for the Peer Group.

As discussed above, in February 2007, the Committee granted Mr. Hoffman an option to purchase up to 625,000 shares of our common stock vesting over four years. In granting these options, the Committee reviewed Mr. Hoffman’s outstanding options, the number of shares of common stock Mr. Hoffman already owned and Covad’s performance in 2005 and 2006, as well as a comparison to the Peer Group.

For 2007, Mr. Hoffman’s targeted sum of his semi-annual and annual bonuses was 100% of his annual base salary. Cash bonuses totaling $118,985 were paid to Mr. Hoffman under our 2007 Incentive Plan based on our financial results for the first half of 2007 and for the full year 2007. As with our other executive officers, these bonuses represented payments based on achievement of 98% of our revenue target in the first half of the year and achievement of 96% of our revenue target for the full year because the minimum required performance targets for revenue were met. Our adjusted EBITDA targets, which represented 75% of Mr. Hoffman’s target bonus, were not met and therefore Mr. Hoffman did not receive any bonus based on adjusted EBITDA targets. The sum of Mr. Hoffman’s bonuses was $118,985, which represented approximately 20% of Mr. Hoffman’s total cash compensation in 2007. Mr. Hoffman also received the benefit of term life insurance, whose premiums were paid by Covad.

Because the Compensation Committee has determined it will not make executive compensation changes at this time due to the pending acquisition of Covad, Mr. Hoffman’s base salary for 2008 remains $600,000 and his bonus target remains 100% of his annual base salary.

Compliance with Internal Revenue Code Section 162(m)

The Compensation Committee considers the potential impact of Section 162(m) of the Code and the regulations thereunder in determining executive compensation. Section 162(m) and related regulations disallow a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for any of the Named Executive Officers, unless such compensation is performance-based. The regulations exclude from this limit performance-based compensation and stock options that satisfy specified requirements, such as stockholder approval. The Compensation Committee’s policy is to qualify its executive officers’ compensation for deductibility under applicable tax laws to the extent practicable and consistent with our compensation objectives.

Income related to stock options granted under the 1997 Stock Plan and the 2007 Equity Incentive Plan generally qualifies for an exemption from these restrictions as performance-based compensation. Other compensation paid to the executive officers for 2007 (other than our Chief Executive Officer) did not approach the $1,000,000 limit per officer and is unlikely to do so in the foreseeable future. In 2007, Mr. Hoffman’s compensation did not reach the $1,000,000 limit; however, his compensation has been over $1,000,000 in the past and may be above $1,000,000 in the foreseeable future. The amount of compensation over $1,000,000 will not qualify for a tax deduction for the Company under Section 162(m). However, the Compensation Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to our success. Consequently, the Compensation Committee recognizes that the loss of a tax deduction could be necessary in some circumstances.

Employment Agreements, Termination of Employment and Change-In-Control Arrangements

Under the terms described below, our Chief Executive Officer and other Named Executive Officers are entitled to payments and benefits upon the occurrence of specified events, including termination of employment and change-of-control.

With respect to all options granted under our 1997 Stock Plan, in the event that we merge with or into another corporation resulting in a change of control involving a change in ownership in 50% or more of the voting power of our capital stock, or the sale of all or substantially all of our assets, the options will fully vest and become exercisable one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause or in the event the successor corporation refuses to assume the options. With respect to all options granted under our 2007 Equity Incentive Plan, in the event of a merger or consolidation in which we are not the surviving corporation or in which our stockholders cease to own their shares, or the sale of all or substantially all of our assets, the options will fully vest in the event the successor corporation refuses to assume or replace the options. Absent a change of control event, upon termination, no executive officer is entitled to equity vesting acceleration. Pursuant to the terms of the merger agreement, immediately prior to the completion of Covad’s acquisition by the Platinum Equity entity, all options outstanding under the 1997 Stock Plan and the 2007 Equity Incentive Plan will fully vest.

We also have adopted an Executive Severance Plan (the “Severance Plan”), which was effective on January 1, 2008 and will expire on December 31, 2009. The Severance Plan was adopted in September 2007 to replace our prior Executive Severance Plan, which expired on December 31, 2007. The Severance Plan provides that upon involuntary termination of service, a covered executive will generally receive a lump sum amount equal to one year of base salary for our Chief Executive Officer or six months of base salary for executive officers other than the Chief Executive Officer, in addition to a corresponding amount of COBRA payments, unless he or she is terminated for cause or uncorrected performance deficiencies.

In September 2007 the Compensation Committee approved and we entered into Change-in-Control Agreements with our executive officers that provide each covered executive with specific additional rights and additional benefits. These Change-in-Control Agreements replaced existing Change-in-Control Agreements which were scheduled to expire on October 4, 2007. Upon the termination of a covered executive’s employment under certain circumstances following a change in control, the executive will be entitled to receive special termination benefits, including a lump sum payment of three years base salary and bonus for our Chief Executive Officer and two years base salary and bonus for the other covered executives, in addition to a corresponding amount of COBRA payments. The special termination benefits are generally payable if we terminate the executive without cause within two years following a change in control. The special benefits are also payable if the executive resigns as a result of certain actions taken by Covad (including a reduction in the executive’s compensation or responsibilities or a change in the executive’s job location) within two years following a change in control. In addition, in certain circumstances where a payment or distribution by Covad to the executive is determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the executive will be entitled to receive a payment on an after-tax basis equal to the excise tax imposed.

The Committee believes that Mr. Hoffman’s employment agreement, the Severance Plan and change in control agreements are appropriate to mitigate some of the apparent risk that we may be acquired as a result of our depressed stock price and rapidly changing business environment. In the case of Mr. Hoffman’s employment agreement, the terms were set through the course of arms length negotiations and were intended to address competitive concerns when Mr. Hoffman was recruited. The additional arrangements are intended to attract and retain qualified executives who may have employment alternatives that appear less risky absent these arrangements by providing individuals with a fixed amount of compensation that would offset the risk of leaving a prior employer or foregoing other opportunities in order to join and remain with Covad. The completion of Covad’s acquisition by Platinum Equity will qualify as a change in control under the Change-in-Control Agreements. For more details regarding these agreements and plans, as well as quantifications of these severance and change of control benefits, please see the table entitled “Potential Payments upon Termination or Change in Control.”

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance and our 401(k) plan and our 2003 Employee Stock Purchase Plan, in each case on the same basis as other employees. The only other perquisites provided to our executive officers are the purchase of term life insurance as described below in the Summary Compensation Table.

Summary Compensation Table

									Change in
									Pension
							Non-		Value and
							Equity		Nonqualified
							Incentive		Deferred
				Stock	Option		Plan		Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards		Compensation		Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)		($)		($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)		(h)	(i)	(j)

Charles E. Hoffman,	2007	$594,923	—	—	$266,304	(1)	$118,985	(2)	—	$7,868 (3)	$988,080
President and Chief Executive Officer
Justin Spencer,	2007	$217,871	—	—	$22,470	(1)	$30,502	(2)	—	—	$270,843
Senior Vice President and Chief Financial Officer
David McMorrow,	2007	$258,308	—	—	$50,908	(1)	$36,163	(2)	—	—	$345,379
Executive Vice President, Sales(4)
Douglas A. Carlen,	2007	$220,599	$5,000 (5)	—	$14,860	(1)	$30,884	(2)	—	—	$271,343
Senior Vice President, General Counsel and Secretary
Eric Weiss, Chief	2007	$244,061	—	—	$45,570	(1)	$29,287	(2)	—	—	$318,918
Marketing Officer(6)
Claude Tolbert,	2007	$236,544	—	—	$18,340	(1)	$28,385	(2)	—	—	$283,269
Senior Vice President, Strategic Priorities and Execution(6)
James A. Kirkland	2007	$205,220	—	—	$27,438	(1)	$21,942	(2)	—	$140,830 (8)	$395,430
Senior Vice President, Strategic Development, General Counsel and Secretary(7)
Christopher Dunn,	2007	$136,139	—	—	$25,128	(1)	—		—	—	$161,267
Senior Vice President and Chief Financial Officer(9)

(1)	Calculated based on the amount of compensation cost recognized during fiscal year 2007 under FAS 123R, including compensation cost for options granted in prior years. See Note 13 to our consolidated financial statements for assumptions used to value our stock option awards.

(2)	Payments made under the 2007 bonus plan.

(3)	Reimbursement of life insurance premiums.

(4)	Effective in January 2008, Mr. McMorrow’s position is General Manager, Wireless.

(5)	One-time spot bonus payment.

(6)	Mr. Weiss’s and Mr. Tolbert’s employment terminated as of February 1, 2008.

(7)	Mr. Kirkland’s employment was terminated in September 2007.

(8)	$135,630 represents severance paid upon Mr. Kirkland’s termination of employment and $5,200 represents reimbursement of life insurance premiums.

(9)	Mr. Dunn resigned in April 2007.

The following table sets forth certain information with respect to grants of plan-based awards earned by or paid to our Named Executive Officers during the fiscal year ended December 31, 2007.

Grants of Plan-Based Awards in 2007

								All Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise	Grant
								Number of	Number of	or Base	Date Fair
		Estimated Future Payouts Under						Shares of	Securities	Price of	Value of
		Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock	Underlying	Option	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Grant Date	($)(1)	($)(2)	($)	(#)	(#)	(#)	(#)	(#)(4)	($/Share)	Awards(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Charles E. Hoffman,		$118,985	$594,923	$654,415	N/A	N/A	N/A	N/A
President and Chief Executive Officer	2/28/07								625,000	$1.19	$409,750
Justin Spencer,		$30,502	$152,510	$167,761
Senior Vice President and Chief Financial Officer	2/28/07								24,000	$1.19	$15,734
	6/29/07								200,000	$0.90	$94,380
David McMorrow,		$36,163	$180,815	$198,897
Executive Vice President, Sales(5)	2/28/07								70,000	$1.19	$45,892
Douglas A. Carlen,		$30,884	$154,419	$169,861
Senior Vice President,	2/28/07								24,000	$1.19	$15,734
General Counsel and Secretary	9/28/07								100,000	$0.67	$33,260
Eric Weiss,		$29,287	$146,437	$161,081
Chief Marketing Officer(6)	2/28/07								30,000	$1.19	$19,668
Claude Tolbert,		$28,385	$141,926	$156,119
Senior Vice President, Strategic Priorities and Execution(6)	2/28/07								30,000	$1.19	$19,668
James A. Kirkland,		$37,908	$189,539	$208,493
Senior Vice President, Strategic Development, General Counsel and Secretary(7)	2/28/07								70,000	$1.19	$45,892
Christopher Dunn,		$41,948	$209,740	$230,714
Senior Vice President and Chief Financial Officer(8)	2/28/07								70,000	$1.19	$45,892

(1)	If the minimum financial targets at the threshold level were not met, the payment under the 2007 Bonus Plan would have been zero. As set forth in the Summary Compensation Table, payments of $118,985, $30,502, $36,163, $30,884, $29,287, $28,385 and $21,942 were made to Messrs. Hoffman, Spencer, McMorrow, Carlen, Weiss, Tolbert and Kirkland, respectively, representing the threshold amount to receive any payment under the bonus plan.

(2)	Represents the target amounts that would have been payable under the 2007 Bonus Plan had the financial targets set forth in the 2007 Bonus Plan been met.

(3)	Calculated based on the fair value of options granted during 2007 under FAS 123R.

(4)	These options vest and become exercisable ratably in 48 equal monthly installments, beginning one month after the grant date.

(5)	Effective in January 2008, Mr. McMorrow’s title is General Manager, Wireless.

(6)	Mr. Weiss’s and Mr. Tolbert’s employment terminated as of February 1, 2008.

(7)	Mr. Kirkland’s employment was terminated in September 2007. The estimated future payout amounts in the table are based on estimated potential earnings had he been employed as of December 31, 2007. Mr. Kirkland received an actual bonus of $21,942, as described in the Summary Compensation Table above.

(8)	Mr. Dunn resigned in April 2007. The estimated future payout amounts in the table are based on estimated potential earnings had he been employed as of December 31, 2007. Mr. Dunn did not receive a bonus payment for 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the current holdings of stock options by the named executives. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive. The vesting schedule for each grant is shown following this table, based on the option grant date. On December 19, 2005, the compensation committee of the board of directors (the “Committee”) of the Company approved the acceleration of vesting of unvested and out-of-the-money stock options with exercise prices equal to or greater than $1.34 per share previously awarded to its employees, including its executive officers, and directors, under the Plan. The acceleration of vesting was effective for stock options outstanding as of December 20, 2005. The closing stock price on the American Stock Exchange at the effective date of the acceleration was $0.67. The Committee also imposed a holding period that will require all executive officers and directors to refrain from selling shares acquired upon the exercise of these options until the dates on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s last day of employment or the director’s last day of service.

	Option Awards						Stock Awards
				Equity						Equity
				Incentive					Equity	Incentive
				Plan					Incentive Plan	Plan
				Awards:			Number of	Market	Awards: Number	Awards: Market
		Number of	Number of	Number of			Shares or	Value of	of Unearned	or Payout
		Securities	Securities	Securities			Units of	Shares or	Shares,	Value of
		Underlying	Underlying	Underlying			Stock	Units of	Units or	Unearned Shares,
		Unexercised	Unexercised	Unexercised	Option		That Have	Stock That	Other Rights	Units or Other
	Option	Options	Options	Unearned	Exercise	Option	Not	Have Not	That Have	Rights That Have
	Grant	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Date	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)

Charles E. Hoffman,	6/25/01	2,350,000	0		$0.84	06/25/2009
President and Chief Executive Officer	2/5/03	625,000	0		$1.28	02/05/2011
	2/26/04	625,000	0		$3.34	02/26/2012
	2/23/05	700,000	0		$1.54	02/23/2013
	4/6/06	260,416	364,584		$2.14	04/06/2014
	2/28/07	130,208	494,792		$1.19	02/28/2015
Justin Spencer,	11/29/02	2,812	0		$1.34	11/29/2010
Senior Vice President and Chief Financial Officer	2/5/03	2,032	0		$1.28	02/05/2011
	2/26/04	5,000	0		$3.34	02/26/2012
	9/30/04	4,500	0		$1.68	09/30/2012
	11/30/04	10,000	0		$1.56	11/30/2012
	2/23/05	10,000	0		$1.54	02/23/2013
	12/30/05	10,625	14,375		$0.98	12/30/2013
	2/23/06	11,000	13,000		$1.24	02/23/2014
	2/28/07	5,000	19,000		$1.19	02/28/2015
	6/29/07	25,000	175,000		$0.90	06/29/2015
David McMorrow,	3/3/00	1,875	0		$63.3333	03/03/2008
Executive Vice President, Sales(1)	12/8/00	3,646	0		$1.5938	12/08/2008
	3/23/01	4,688	0		$2.5625	03/23/2009
	9/11/01	33,542	0		$0.56	09/11/2009
	5/31/02	19,375	0		$1.22	05/31/2010
	2/5/03	65,334	0		$1.28	02/05/2011
	2/26/04	150,000	0		$3.34	02/26/2012
	2/23/05	100,000	0		$1.54	02/23/2013
	6/24/05	62,500	37,500		$1.32	06/24/2013
	2/28/06	45,831	54,169		$1.30	02/28/2014
	2/28/07	14,583	55,417		$1.19	02/28/2015

	Option Awards						Stock Awards
				Equity						Equity
				Incentive					Equity	Incentive
				Plan					Incentive Plan	Plan
				Awards:			Number of	Market	Awards: Number	Awards: Market
		Number of	Number of	Number of			Shares or	Value of	of Unearned	or Payout
		Securities	Securities	Securities			Units of	Shares or	Shares,	Value of
		Underlying	Underlying	Underlying			Stock	Units of	Units or	Unearned Shares,
		Unexercised	Unexercised	Unexercised	Option		That Have	Stock That	Other Rights	Units or Other
	Option	Options	Options	Unearned	Exercise	Option	Not	Have Not	That Have	Rights That Have
	Grant	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Date	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)

Douglas A. Carlen,	5/26/00	2,500	0		$23.25	05/26/2008
Senior Vice President, General Counsel and Secretary	6/16/00	500	0		$18.4375	06/16/2008
	7/7/00	2,500	0		$17.875	07/07/2008
	12/8/00	6,500	0		$1.5938	12/08/2008
	3/23/01	19,500	0		$2.5625	03/23/2009
	5/18/01	24,000	0		$1.10	05/18/2009
	9/11/01	10,418	0		$0.56	09/11/2009
	5/31/02	20,000	0		$1.22	05/31/2010
	2/5/03	40,000	0		$1.28	02/05/2011
	2/26/04	11,500	0		$3.34	02/26/2012
	2/23/05	14,000	0		$1.54	02/23/2013
	9/30/05	16,875	13,125		$1.06	09/30/2013
	2/23/06	11,000	13,000		$1.24	02/23/2014
	2/28/07	5,000	19,000		$1.19	02/28/2015
	9/28/07	6,250	93,750		$0.67	09/28/2015
Eric Weiss,	8/31/06	66,666	133,334		$1.52	08/31/2014
Chief Marketing Officer(2)	2/28/07	6,250	23,750		$1.19	2/28/2015
Claude Tolbert,	3/3/00	3,000	0		$63.3333	03/03/2008
Senior Vice President, Strategic Priorities and Execution(2)	5/26/00	10,000	0		$23.25	05/26/2008
	8/25/00	10,000	0		$15.0625	08/25/2008
	12/8/00	17,500	0		$1.5938	12/08/2008
	3/23/01	21,999	0		$2.5625	03/23/2009
	9/11/01	8,334	0		$0.56	09/11/2009
	2/5/03	27,500	0		$1.28	02/05/2011
	9/30/03	30,000	0		$5.53	09/30/2011
	2/26/04	37,500	0		$3.34	02/26/2012
	2/23/05	36,000	0		$1.54	02/23/2013
	3/31/05	34,375	15,625		$1.20	03/31/2013
	2/23/06	13,747	16,253		$1.24	02/23/2014
	2/28/07	6,250	23,750		$1.19	02/28/2015
Christopher Dunn,
Senior Vice President and Chief Financial Officer(3)
James A. Kirkland,	10/23/03	125,000	0		$4.53	10/23/2011
Senior Vice President, Strategic Development, General Counsel and Secretary(4)	2/26/04	150,000	0		$3.34	02/26/2012
	2/23/05	100,000	0		$1.54	02/23/2013
	2/28/06	45,832	54,168		$1.30	02/28/2014
	2/28/07	14,583	55,417		$1.19	02/28/2015

(1)	Effective in January 2008, Mr. McMorrow’s position became General Manager, Wireless.

(2)	Mr. Weiss’s and Mr. Tolbert’s employment terminated as of February 1, 2008.

(3)	Mr. Dunn resigned in April 2007 and has no outstanding options.

(4)	Mr. Kirkland’s employment terminated in September 2007 but his options remain outstanding and continue to vest because he is serving as a member of our Advisory Board.

Option Awards Vesting Schedule

Grant Date	Vesting Schedule

3/3/00	Vested monthly over four years
5/26/00	Vested monthly over four years
6/16/00	Vested monthly over four years and annually over four years
7/7/00	Vested annually over four years
8/25/00	Vested monthly over four years
12/8/00	Vested monthly over four years
3/23/01	4.2% vested immediately and the remaining 95.8% vested monthly over the following 46 months and 29.2% vested immediately and the remaining 70.8% vested monthly over the following 34 months
5/18/01	Vested monthly over four years
6/25/01	12.5% vested in six months and the remaining 87.5% vested monthly over the following three and one-half years
9/11/01	Vested monthly over four years
5/31/02	Vested monthly over four years
11/29/09	25% vested in one year and the remaining 75% vested monthly over the following 36 months
2/5/03	Vested monthly over four years
9/30/03	Vested monthly over four years
10/23/03	25% vested in one year and the remaining 75% vested monthly over the following 36 months
2/26/04	Vested monthly over four years
9/30/04	Vested monthly over four years
11/30/04	Vested monthly over four years
2/23/05	Vested monthly over four years
3/31/05	Vested monthly over four years
5/31/05	25% vested in one year and the remaining 75% vested monthly over the following 36 months
6/24/05	Vested monthly over four years
9/30/05	Vested monthly over four years
11/11/05	Vested monthly over four years
12/30/05	Vested monthly over four years
2/23/06	Vested monthly over four years
2/28/06	Vested monthly over four years
4/6/06	Vested monthly over four years
8/31/06	25% vested in one year and the remaining 75% vested monthly over the following 36 months
2/28/07	Vested monthly over four years
6/29/07	Vested monthly over four years
9/28/07	Vested monthly over four years

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Number of Shares
	Acquired	Value Realized	Number of Shares	Value Realized
	on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Charles E. Hoffman,	—	—	N/A	N/A
President and Chief Executive Officer
Justin Spencer,	—	—	N/A	N/A
Senior Vice President and Chief Financial Officer
David McMorrow,	—	—	N/A	N/A
Executive Vice President, Sales(1)
Douglas A. Carlen,	—	—	N/A	N/A
Senior Vice President, General Counsel and Secretary
Eric Weiss,	—	—	N/A	N/A
Chief Marketing Officer(2)
Claude Tolbert,	—	—	N/A	N/A
Senior Vice President, Strategic Priorities and Execution(2)
Christopher Dunn,	46,875	$9,604	N/A	N/A
Senior Vice President and Chief Financial Officer(3)
James A. Kirkland,	—	—	N/A	N/A
Senior Vice President, Strategic Development, General Counsel and Secretary(4)

(1)	Effective in January 2008, Mr. McMorrow became General Manager, Wireless.

(2)	Mr. Weiss’s and Mr. Tolbert’s employment terminated as of February 1, 2008.

(3)	Mr. Dunn resigned in April 2007.

(4)	Mr. Kirkland’s employment was terminated in September 2007.

Pension Benefits [This table in not applicable for Covad]

		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)

Charles E. Hoffman,
President and Chief Executive Officer
Justin Spencer,
Senior Vice President and Chief Financial Officer
David McMorrow,
Executive Vice President, Sales(1)
Douglas A. Carlen,
Senior Vice President, General Counsel and Secretary
Eric Weiss,
Chief Marketing Officer(2)
Claude Tolbert,
Senior Vice President, Strategic Priorities and Execution(2)
Christopher Dunn,
Senior Vice President and Chief Financial Officer(3)
James A. Kirkland,
Senior Vice President, Strategic Development, General Counsel and Secretary(4)

(1)	Effective in January 2008, Mr. McMorrow’s position became General Manager, Wireless.

(2)	Mr. Weiss’s and Mr. Tolbert’s employment terminated as of February 1, 2008.

(3)	Mr. Dunn resigned in April 2007.

(4)	Mr. Kirkland’s employment was terminated in September 2007.

Nonqualified Deferred Compensation [This table is not applicable for Covad]

Aggregate
	Executive	Registrant		Withdrawals/
	Contributions in	Contributions in	Aggregate Earnings	Distributions	Aggregate Balance
Name	Last FY ($)	Last FY ($)	in Last FY ($)	($)	at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)

Charles E. Hoffman,
President and Chief Executive Officer
Justin Spencer,
Senior Vice President and Chief Financial Officer
David McMorrow,
Executive Vice President, Sales(1)
Douglas A. Carlen,
Senior Vice President, General Counsel and Secretary
Eric Weiss,
Chief Marketing Officer(2)
Claude Tolbert,
Senior Vice President, Strategic Priorities and Execution(2)
Christopher Dunn,
Senior Vice President and Chief Financial Officer(3)
James A. Kirkland,
Senior Vice President, Strategic Development, General Counsel and Secretary(4)

(1)	Effective in January 2008, Mr. McMorrow’s position became General Manager, Wireless.

(2)	Mr. Weiss’s and Mr. Tolbert’s employment terminated as of February 1, 2008.

(3)	Mr. Dunn resigned in April 2007.

(4)	Mr. Kirkland’s employment was terminated in September 2007.

Payments upon Termination or Change in Control

With respect to all options granted under our 1997 and 2007 Stock Plan, in the event that we merge with or into another corporation resulting in a change of control involving a shift in 50% or more of the voting power of our capital stock, or the sale of all or substantially all of our assets, the options will fully vest and become exercisable one year after the change of control or earlier in the event the individual is constructively terminated or terminated without cause or in the event the successor corporation refuses to assume the options. Absent a change of control event, upon termination, no executive officer is entitled to equity vesting acceleration.

In May 2001, we entered into a written employment agreement with Charles E. Hoffman, our President and Chief Executive Officer. Mr. Hoffman was to receive compensation in the form of a $500,000 annual base salary and a targeted bonus of $375,000, or 75% of his annual base salary, if he attained specified performance goals. This targeted bonus amount was increased to 100% of his annual base salary beginning in 2003. In February 2004, April 2006 and February 2007, Mr. Hoffman received merit increases of $50,000, $20,000 and $30,000, respectively, bringing his annual base salary to $600,000. In the event that Mr. Hoffman is terminated without cause (“cause” generally means conviction of a felony, habitual neglect of duties after warning, or engaging in serious misconduct affecting credibility or reputation), we have agreed to pay his salary for an additional year from his termination date, provided that he does not become employed by one of our competitors. Mr. Hoffman has agreed to be bound by customary confidentiality provisions.

On September 6, 2007, the Compensation Committee approved our Executive Severance Plan (the “Severance Plan”), which became effective on January 1, 2008. The Severance Plan replaced the prior Executive Severance Plan, which expired on December 31, 2007. The Severance Plan provides that upon involuntary termination of service, a covered executive will generally receive a lump sum amount equal to one year of his or her salary for our Chief Executive Officer or six months of his or her salary for executive officers other than the Chief Executive Officer, in addition to a corresponding amount of COBRA payments, unless he or she is terminated for Cause (as defined in the Plan) or Uncorrected Performance Deficiencies (as defined in the Plan). A copy of the Severance Plan is attached as an exhibit our Report on Form 8-K filed on September 11, 2007.

We have entered into Change-in-Control Agreements with our executive officers that provide each covered executive with specific additional rights and additional benefits. Upon the termination of a covered executive’s employment under certain circumstances following a change-in-control, the executive will be entitled to receive special termination benefits, including a lump sum payment equal to three years (for our Chief Executive Officer), two years (for our executive officers other than our Chief Executive Officer) or one year (for other designated key employees), of base salary and target bonus. The special termination benefits are generally payable if we terminate the executive without cause (“cause” generally means conviction of a crime with premeditation, serious misconduct involving dishonesty in the course of employment, or habitual neglect of duties after warning) within either one year or two years following a change-in-control (depending on the covered executive’s position with us). The special benefits are also payable if the executive resigns as a result of specified actions taken by us (including a significant reduction in the executive’s compensation or responsibilities or a change in the executive’s job location) within either two years (for our Chief Executive Officer and other executive officers) or one year (for other designated key employees) following a change-in-control (depending on the covered executive’s position with us). In addition, in certain circumstances where a payment or distribution by us to an executive officer is determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the executive will be entitled to receive a payment on an after-tax basis equal to the excise tax imposed.

The following table sets forth potential payments to our Named Executive Officers upon termination or change in control as of December 31, 2007.

Potential Payments upon Termination or Change in Control Table

						Involuntary
						Not for
						Cause Termination
						or Resignation for	Death or
						Good Reason	Disability
			Involuntary Not for			After	(Before or
			Cause Termination		Change of	Change of	After
		Voluntary	or Resignation for	For Cause	Control	Control	Change of
Name	Benefit	Termination	Good Reason(1)	Termination	(2)	(2)(3)	Control)

Charles E. Hoffman,	Severance Payment	$0	$1,200,000	$0	$0	$1,800,000	$0
President and Chief	Bonus Payment	$0	$0	$0	$0	$1,800,000	$0
Executive Officer	Stock Option Vesting Acceleration	$0	$0	$0	$2,687	$2,687	$0
	Health Care Benefits Continuation	$0	$13,548	$0	$0	$40,644	$0
	Tax Gross-ups(4)	$0	$0	$0	$0	$1,460,642	$0
Justin Spencer, Severance Payment	$0	$125,000	$0	$0	$500,000	$0
Senior Vice President	Bonus Payment	$0	$0	$0	$0	$350,000	$0
and Chief Financial Officer	Stock Option Vesting Acceleration	$0	$0	$0	$4,851	$4,851	$0
	Health Care Benefits Continuation	$0	$6,726	$0	$0	$26,904	$0
	Tax Gross-ups(4)	$0	$0	$0	$0	$420,953	$0
David McMorrow,	Severance Payment	$0	$130,000	$0	$0	$520,000	$0
Executive Vice	Bonus Payment	$0	$0	$0	$0	$364,000	$0
President, Sales(5)	Stock Option Vesting Acceleration	$0	$0	$0	$460	$460	$0
	Health Care Benefits Continuation	$0	$9,822	$0	$0	$39,288	$0
	Tax Gross-ups(4)	$0	$0	$0	$0	$0	$0
Douglas A. Carlen,	Severance Payment	$0	$125,000	$0	$0	$500,000	$0
Senior Vice President,	Bonus Payment	$0	$0	$0	$0	$350,000	$0
General Counsel and Secretary	Stock Option Vesting Acceleration	$0	$0	$0	$6,860	$6,860	$0
	Health Care Benefits Continuation	$0	$9,822	$0	$0	$39,288	$0
	Tax Gross-ups(4)	$0	$0	$0	$0	$376,419	$0
Eric Weiss, Chief	Severance Payment	$0	$122,031	$0	$0	$489,600	$0
Marketing Officer(6)	Bonus Payment	$0	$0	$0	$0	$293,760	$0
	Stock Option Vesting Acceleration	$0	$0	$0	$0	$0	$0
	Health Care Benefits Continuation	$0	$8,934	$0	$0	$35,736	$0
	Tax Gross-ups(4)	$0	$0	$0	$0	$319,011	$0
Claude Tolbert,	Severance Payment	$0	$118,272	$0	$0	$475,904	$0
Senior Vice President,	Bonus Payment	$0	$0	$0	$0	$285,542	$0
Strategic Priorities and Execution(6)	Stock Option Vesting Acceleration	$0	$0	$0	$0	$0	$0

	Health Care Benefits Continuation	$0	$2,802	$0	$0	$11,208	$0

	Tax Gross-ups(4)	$0	$0	$0	$0	$0	$0
Christopher Dunn,
Senior Vice President and Chief Financial Officer(7)
James A. Kirkland,
Senior Vice President, Strategic Development, General Counsel and Secretary(8)

(1)	Mr. Hoffman is entitled to one year’s base salary in the event of an involuntary termination pursuant to a letter agreement between Covad and Mr. Hoffman dated May 29, 2001 and to six month’s health care benefits continuation under the Covad Executive Severance Plan. Messrs. Spencer, McMorrow, Carlen, Weiss and Tolbert are entitled to six month’s salary and health care benefits continuation in the event of an involuntary termination or resignation for good reason pursuant to the Executive Severance Plan. Assumes a change of control occurs as of December 31, 2007.

(2)	All unvested options accelerate and vest in their entirety one year after a change of control (as defined in each executive’s option agreement). The amounts above are calculated based on regulations set forth in Section 280G of the Internal Revenue Code. The closing price of Covad’s common stock was $0.86 on December 31, 2007 (the last trading day of the year). Assumes a change of control occurs as of December 31, 2007.

(3)	Pursuant to Change of Control Agreements upon the occurrence of involuntary termination or resignation for good reason (each as defined therein) within three years of the date of a change of control (as defined therein) for Mr. Hoffman or within two years of the date of a change of control (as defined therein) for all other executives. Assumes a change of control occurs as of December 31, 2007.

(4)	Consists of payments of gross-up amounts (including excise tax amounts) of $1,460,641, $420,953, $376,419 and $319,011 for Messrs. Hoffman, Spencer, Carlen and Weiss, respectively, that were calculated based on excess parachute payments under Section 280G of the Internal Revenue Code of $2,611,117, $752,523, $672,912 and $570,281 for Messrs. Hoffman, Spencer, Carlen and Weiss, respectively. Assumes a change of control occurs as of December 31, 2007 and that tax gross-ups are paid to the applicable executives.

(5)	Effective in January 2008, Mr. McMorrow’s position became General Manager, Wireless.

(6)	Mr. Weiss’s and Mr. Tolbert’s employment terminated as of February 1, 2008.

(7)	Mr. Dunn resigned in April 2007 and his Change of Control Agreement terminated at that time.

(8)	Mr. Kirkland’s employment terminated in September 2007 and his Change of Control Agreement terminated at that time.

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

Director Compensation

Our Board of Directors has established four committees of the Board that are currently in place: (i) the Audit Committee, (ii) the Compensation Committee, (iii) the Management Compensation Committee, and (iv) the Nominating and Corporate Governance Committee.

Non-employee directors received the following compensation in 2007:

•	An annual retainer of $25,000 is paid to each director in two equal cash payments every six months. During the 2007 fiscal year, we also paid additional retainers of $30,000 to our lead independent director, $15,000 to the Chairperson of our Audit Committee, $7,500 to the Chairperson of our Compensation Committee and $5,000 to members of our Audit Committee other than the Chairperson;

•	For each Board meeting that a director attends, we pay a $1,000 fee;

•	For each Committee meeting that a director attends on a day when there is no Board meeting, we pay a fee of $1,000. We also pay a fee of $500 for Committee meetings that are on the same day as a Board meeting;

•	Each new director receives an initial stock option grant to purchase 60,000 shares of our common stock, and each ongoing director receives an annual grant of an option to purchase 30,000 shares of our common stock, which vests in equal monthly installments over one year;

•	Each member of our Audit Committee, other than the Chairperson, receives an initial stock option grant to purchase 10,000 shares of our common stock when he or she is first appointed to the Audit Committee; thereafter, each such member receives an annual grant of an option to purchase 5,000 shares of our common stock;

•	The Chairperson of our Audit Committee receives an initial option to purchase 15,000 shares of our common stock when appointed to the Audit Committee; thereafter, the Chairperson receives an annual grant of an option to purchase 10,000 shares of our common stock for continued service; and

•	The above referenced annual grants of options to Audit Committee members and the Chairperson of the Audit Committee vest in equal monthly installments over one year.

The exercise price for each of these stock options is set at the market price on the approval date. In December 2006 the Company changed its policy with respect to director stock option grants to set the exercise price at the market price on the last day of the month in which the options are approved. Ms. Leonard’s options were granted in accordance with this new policy. Except where noted above, each option vests in equal monthly installments over a period of four years.

In February 2003, each member of our Board of Directors received a one-time grant of an option to purchase 45,000 shares of our common stock at an exercise price equal to $1.28 per share, the market price on February 5, 2003, the date of grant. These options vest monthly over three years.

In January 2001, each member of the Board of Directors received a one-time stock option grant to purchase 50,000 shares of our common stock at $2.56 per share, the market price on January 23, 2001, the grant date. These options vested monthly over four years. Mr. McMinn, who as a new director received a stock option grant to purchase 60,000 shares of our common stock at $2.56 per share, the market price on January 23, 2001, the grant date, did not receive the January 2001 grant.

In addition, a Special Committee of the Board was established in 2007 to review and evaluate certain strategic alternatives for our business. The Special Committee consisted of three independent directors, Messrs. Crandall, Jalkut and Neumeister. We paid a retainer of $5,000 to each member of the Special Committee and a $1,000 fee for each Special Committee meeting that a director attended.

The following table sets forth certain information with respect to compensation awarded to, earned by or paid to each person that served as a non-employee director during 2007.

Director Compensation

					Change in
					Pension
					Value and
			Option	Non-Equity	Nonqualified
	Fees Earned		Awards	Incentive Plan	Deferred	All Other
	or Paid in	Stock Awards	($)	Compensation	Compensation	Compensation	Total
Name	Cash ($)	($)	(1)(2)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Chuck McMinn, Chairman	$38,000(3)	N/A	$23,072(1)	N/A	N/A	N/A	$61,072
L. Dale Crandall	$65,500(4)	N/A	$27,744(1)	N/A	N/A	N/A	$93,244
Larry Irving	$49,000(5)	N/A	$23,072(1)	N/A	N/A	N/A	$72,072
Richard A. Jalkut	$93,500(6)	N/A	$23,072(1)	N/A	N/A	N/A	$116,572
Diana Leonard	$43,500(7)	N/A	$19,613(1)	N/A	N/A	N/A	$63,113
Daniel C. Lynch	$51,000(8)	N/A	$25,408(1)	N/A	N/A	N/A	$76,408
Robert Neumeister	$56,500(9)	N/A	$33,339(1)	N/A	N/A	N/A	$89,839

(1)	Calculated based on the amount of compensation cost recognized during fiscal year 2007 under FAS 123R. See Note 13 to our consolidated financial statements for assumptions used to value our stock option awards.

(2)	The fair value of options granted to the directors during 2007 under FAS 123R were are follows: Mr. McMinn: $13,767; Mr. Crandall: $13,767; Mr. Irving: $13,767; Mr. Jalkut: $13,767; Ms. Leonard: $13,767; Mr. Lynch: $13,767; and Mr. Neumeister: $13,767.

(3)	This includes $7,000 in fees paid in 2008 for services provided in 2007.

(4)	This includes $15,500 in fees paid in 2008 for services provided in 2007.

(5)	This includes $8,500 in fees paid in 2008 for services provided in 2007.

(6)	This includes $15,000 in fees paid in 2008 for services provided in 2007.

(7)	This includes $9,500 in fees paid in 2008 for services provided in 2007.

(8)	This includes $9,000 in fees paid in 2008 for services provided in 2007.

(9)	This includes $15,500 in fees paid in 2008 for services provided in 2007.

Stock Ownership Guidelines

The Board of Directors believes that directors more effectively represent our stockholders, whose interests they are charged with protecting, if they are stockholders themselves. The Board adopted guidelines as recommended minimums for stock ownership by directors in 2003 and believes it is good practice to periodically review the guidelines and revise them, if appropriate. Therefore, within three years of joining the Board, outside directors should own Covad common stock with a reasonably expected value of at least $54,000.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Irving and Jalkut and Ms. Leonard, each of whom is a non-employee director. No member is or has been an officer or employee of Covad or any of its subsidiaries and there are no other relationships between committee members and Covad or any other company that are required to be disclosed under this caption by the regulations of the Securities and Exchange Commission.

The following report is not deemed to be “filed” with the Commission.

Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed the preceding Compensation Discussion and Analysis and discussed it with management. Based on the Compensation Committee’s review and discussion with management, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board of Directors,

Larry Irving
Richard A. Jalkut
Diana Leonard

February 26, 2008

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding ownership of Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) common stock as of February 14, 2008 by:

•	each Named Executive Officer;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	all persons known to Covad to beneficially own 5% or more of our common stock

Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Covad Communications Group, Inc., 110 Rio Robles, San Jose, California 95134-1813. As of February 14, 2008, there were 299,112,905 shares of Covad’s common stock outstanding (not including treasury shares).

	Shares Beneficially Owned
Beneficial Owner	Number	Percentage

EarthLink, Inc.(1)	31,651,562	9.8%
Charles E. Hoffman(2)	5,073,747	1.7%
Charles McMinn(3)	3,783,122	1.3%
David McMorrow(4)	553,342	*
Daniel Lynch(5)	312,253	*
L. Dale Crandall(6)	337,500	*
Larry Irving(7)	289,500	*
Claude Tolbert(8)	281,789	*
Richard A. Jalkut(9)	232,500	*
Douglas Carlen(10)	226,239	*
Justin Spencer(11)	118,345	*
Eric Weiss(12)	82,499	*
Robert Neumeister(13)	61,041	*
Diana Leonard(14)	47,500	*
All current executive officers and directors as a group (15 persons)(15)	11,399,377	3.7%

*	Represents beneficial ownership of less than 1% of our outstanding stock.

(1)	This consists of: 6,134,969 shares of our common stock that we sold to EarthLink on March 29, 2006, and 25,516,593 shares of our common stock issuable to EarthLink upon the conversion of notes we have issued to EarthLink. None of those notes have been converted. The Company has not done any additional independent investigation with respect to the beneficial ownership of EarthLink.

(2)	Includes 4,781,769 shares of common stock subject to options exercisable as of April 15, 2008.

(3)	Includes 382,500 shares of common stock subject to options exercisable as of April 15, 2008. Includes indirect ownership of 914,599 shares held by Family Trust and 2,486,023 shares held by Living Trust.

(4)	Includes 516,374 shares of common stock subject to options exercisable as of April 15, 2008.

(5)	includes 178,000 shares of common stock subject to options exercisable as of April 15, 2008. Includes indirect ownership of 3,375 shares held by Children’s Trust.

(6)	Includes 277,500 shares of common stock subject to options exercisable as of April 15, 2008.

(7)	Includes 279,500 shares of common stock subject to options exercisable as of April 15, 2008.

(8)	Includes 260,789 shares of common stock subject to options exercisable as of February 29, 2008. Mr. Tolbert’s employment with the Company ended on February 1, 2008.

(9)	Includes 222,500 shares of common stock subject to options exercisable as of April 15, 2008.

(10)	Includes 201,668 shares of common stock subject to options exercisable as of April 15, 2008.

(11)	Includes 103,344 shares of common stock subject to options exercisable as of April 15, 2008.

(12)	Includes 82,499 shares of common stock subject to options exercisable as of February 29, 2008. Mr. Weiss’ employment with the Company ended on February 1, 2008.

(13)	Includes 61,041 shares of common stock subject to options exercisable as of April 15, 2008.

(14)	Includes 47,500 shares of common stock subject to options exercisable as of April 15, 2008.

(15)	Includes 7,394,984 shares of common stock subject to options exercisable as of April 15, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of December 31, 2007.

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(In Thousands) (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))
	(a)	(b)	(c)
(In thousands)

Equity compensation plans approved by security holders(1)	22,313	$2.88	10,423
Equity compensation plans not approved by security holders(2)	38	$11.04	0
Total	22,351	$2.90	10,423

(1)	These plans consist of the 2007 Equity Incentive Plan, the 1997 Stock Plan, and the 2003 Employee Stock Purchase Plan. The 2007 Stock Plan provides for the grant of stock options, restricted stock awards, restricted stock units, stock appreciation rights and stock bonus awards to employees and consultants from time to time as determined by Covad’s management, compensation committee and board of directors. The 1997 Stock Plan expired in July 2007 and Covad can no longer issue additional options under this plan. The 2003 Employee Stock Purchase Plan allows employees to purchase shares of Covad’s common stock at a discount from the market prices during set purchase periods. The number of shares that may be issued under the 2003 Employee Stock Purchase Plan is subject to an annual increase to be added on January 1 of each year equal to the lesser of either (a) 2% of the outstanding shares of Covad’s stock on such date, (b) 7 million shares or (c) an amount determined by a committee of the Board. Securities available for future issuance under Covad’s 2003 Employee Stock Purchase Plan are included in column (c) but are not included in columns (a) and (b) because the amount and price of securities purchased in an offering period are determined at the end of such offering period. The number of shares remaining available for future grant includes 3,760 shares under our 2003 Employee Stock Purchase Plan. The 2003 Employee Stock Purchase Plan was amended and restated in December 2007 to suspend additional offerings after December 31, 2007.

(2)	These plans consist of the LaserLink.Net, Inc. 1997 Stock Plan, the BlueStar Communications Group, Inc. 2000 Stock Incentive Plan and the GoBeam, Inc. 2000 Employee and Consultant Equity Incentive Plan, all of which were assumed by Covad in connection with the acquisitions of each company and are described in Note 13 of the Financial Statements. Covad does not intend to grant additional options under these plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Strategic Investments and Relationships

On March 29, 2006, Covad Communications Group, Inc. (“we”, “our”, “the Company”, “Covad”) completed a transaction with EarthLink, Inc., one of our customers (“EarthLink”). In connection with the closing of the transaction, we (i) sold to EarthLink 6,134,969 shares (the “Primary Shares”) of our common stock, par value $0.001 (“Common Stock”), for an aggregate purchase price of $10,000,000, and (ii) issued to EarthLink a $40,000,000 12% Senior Secured Convertible Note due 2011, dated as of March 29, 2006 (the “Note”), for an aggregate purchase price of $40,000,000. Interest on the Note is payable on March 15 and September 15 of each year, commencing on September 15, 2006, and may be paid in cash or in additional notes, identical to and of the same series as the original Note (the “Additional Notes”). Principal on the Note is payable on March 15, 2011, provided that under certain circumstances, EarthLink may require that we repay the remaining principal amount of the Notes held by EarthLink in four equal installments due March 15 of each year, commencing on March 15, 2007 and ending on March 15, 2010. The Note is initially convertible into 21,505,376 shares of Common Stock (the “Underlying Shares”), reflecting an initial conversion price of $1.86 per share. In the event that we make all interest payments through the issuance of Additional Notes, the Additional Notes will be convertible into an aggregate of 17,007,477 shares of Common Stock, reflecting a conversion price of $1.86 per share. The conversion rate is subject to weighted average antidilution protection as set forth in the Note. The Note is initially convertible into shares of Common Stock beginning on March 15, 2008, or upon a Change of Control (as defined in the Note), if occurring earlier. We are required to offer to redeem the Note at 100% of the principal amount thereof upon a Change of Control of Covad. The obligations under the Note are secured by certain property, plant and equipment purchased with the proceeds of the Note pursuant to the terms of a Security Agreement, dated as of March 29, 2006, by and among Covad, one of our wholly-owned subsidiaries and EarthLink, and the Primary Shares and the Underlying Shares are subject to the terms of a Registration Rights Agreement, dated as of March 29, 2006, by and between Covad and EarthLink. On September 15, 2006, we settled the semi-annual interest payment obligation on the above described convertible note with EarthLink. The interest obligation amounted to approximately $2,240,000. As permitted by the Note, we settled the interest due by issuing an additional note with the same terms as the original note. On March 15 and September 15, 2007, we settled the 2007 semi-annual interest payments on the above described convertible note. The interest obligation amounted to approximately $5,221,000. As permitted by the Note and the additional note, we settled the interest due by issuing an additional note with the same terms as the original note.

Related Party Transaction Approval Policy

The Board recognizes that related party transactions can present conflicts of interest and questions as to whether the transactions are in the best interests of the Company. Pursuant to the Company’s Audit Committee Charter, related party transactions must be approved by the Audit Committee. In approving or rejecting the proposed agreement, the Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including but not limited to, the risks, costs, and benefits to the Company, the terms of the transactions, the availability of other sources for comparable services or products, and, if applicable, the impact on director independence.

Certain Relationships and Related Party Transactions

A member of our Board of Directors, Richard A. Jalkut, is the President and CEO of TelePacific Communications, Inc., or TelePacific, one of our resellers. We recognized revenues from TelePacific of approximately $160,000, $217,000 and $285,000 for 2007, 2006 and 2005, respectively. Accounts receivable from Telepacific were $24,000 and $15,000 as of December 31, 2007 and 2006, respectively. In August 2006, TelePacific acquired mPower Communications, or mPower, which is one of our vendors. We paid approximately $573,000 and $524,000 to mPower in 2007 and 2006, respectively. Accounts payable to mPower were $41,000 and $51,000 as of December 31, 2007 and 2006.

Gary Hoffman, the brother of our Chief Executive Officer, Charles E. Hoffman, is employed by Covad. In 2007, Gary Hoffman received $81,957 of base salary and $57,743 of sales commissions.

Our agreement with TelePacific was not approved by the Audit Committee because Mr. Jalkut was not a member of our Board of Directors when it was entered into in November of 1999. The agreement had an initial one-year term and provides that after that initial period it can be terminated by either one of the parties with thirty days advance notice. Our decision to hire Gary Hoffman was not approved by the Audit Committee because there was no policy in effect requiring his approval when he was hired in January of 2002. The board of directors, including the members of the Audit Committee, has been informed of these relationships. We believe these transactions were negotiated on an arms-length basis and contain terms which are comparable to transactions that would likely be negotiated with unrelated parties.

Mr. Lynch and Mr. McMinn paid Covad approximately $430,000 as part of a $7,000,000 settlement in the Khanna, et al. v. McMinn, et al. derivative lawsuit. Both Mr. McMinn and Mr. Lynch have denied, and continue to deny liability in this matter, but agreed to this settlement to eliminate the burden, risk and expense of further litigation. A full copy of the settlement is attached as an exhibit to the Form 8-K that we filed on December 7, 2007.

Director Independence

Our Board of Directors has determined that all of our Board members other than Mr. Hoffman and Mr. McMinn are independent, as defined in the American Stock Exchange listing standards. Before making a determination that these directors were independent, the Board considered the following relationships:

•	Mr. Jalkut is the President and CEO of TelePacific Communications, Inc., or TelePacific, one of our resellers. We recognized revenues from TelePacific of approximately $160,000, $217,000 and $285,000 for 2007, 2006 and 2005, respectively. Accounts receivable from Telepacific were $24,000 and $15,000 as of December 31, 2007 and 2006, respectively. In August 2006, TelePacific acquired mPower, which is one of our vendors. We paid $573,000 and $524,000 to mPower in 2006 and 2007, respectively. Accounts payable to mPower were $41,000 and $51,000 as of December 31, 2007 and 2006.

•	Mr. Crandall is a director of BEA Systems, (“BEA”), one of our vendors. We paid $556,000, $1,094,000 and $993,000 to BEA in 2007, 2006 and 2005, respectively. There were no accounts payable to BEA as of December 31, 2007 or 2006. In 2007, Mr. Crandall became a director of Serena Software, Inc. (“Serena”) one of our vendors. We paid $27,000 to Serena in 2007. There were no accounts payable to Serena as of December 31, 2007 and 2006, respectively.

•	Ms. Leonard is a Senior Vice President of Orange Business Services (part of the France Telecom Group), which is one of our wholesale customers. We recognized revenues from Orange Business Services of $755,000, $399,000 and $202,000 for 2007, 2006 and 2005, respectively. Accounts receivable from Orange Business Services were $87,000 and $28,000 as of December 31, 2007 and 2006, respectively.

The Board has designated Mr. Jalkut as its lead independent director. The lead independent director presides at all meetings of the Board at which the Chief Executive Officer and Chairman are not present, including executive sessions of non-management or independent directors. This director also calls meetings of the independent or non-management directors and provides agendas for such meetings. In addition, he serves as liaison between the Chief Executive Officer and the independent and non-management directors and provides input regarding information sent to the Board. He also provides input regarding meeting agendas for the Board, consults with the committee chairs regarding agendas of committee meetings, provides advice with respect to the selection of committee chairs, interviews Board candidates and makes recommendations to the Nominating and Corporate Governance Committee. He may also perform other duties as the Board may from time to time delegate to assist the Board in the fulfillment of its responsibilities.

ITEM 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees and related expenses for professional services provided by PricewaterhouseCoopers, LLP (“PwC”) during 2007 and 2006. The Audit Committee considered the provision of the services corresponding to these fees, and the Audit Committee believes that the provision of these services is compatible with PwC maintaining its independence. The Audit Committee pre-approval policies and procedures require prior approval of each engagement of PwC to perform services. The Company adopted these pre-approval policies in September 2002 in accordance with the requirements of the Sarbanes-Oxley Act and the professional services listed below were approved in accordance with these policies.

	2007	2006

Audit fees	$2,052,000	$2,680,500
All other fees	1,500	1,500

Total	$2,053,500	$2,682,000

For 2007, fees for PwC audit services include fees associated with the integrated annual audit, reviews of the Company’s quarterly reports on Form 10-Q, accounting consultations and SEC registration statements. All other fees include fees related to the license for specialized accounting research software.

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

2.1	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001	8-K	000-25271	12/28/01	2.1
2.2	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified	8-K	000-25271	12/28/01	99.12
2.3	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative	8-K	000-25271	5/17/04	2.1
2.4	Agreement and Plan of Merger, dated as of October 4, 2005, among Covad Communications Group, Inc., Windtalker Acquisition Corp., NextWeb, Inc. and Ghia Griarte as Representative.	8-K	000-25271	10/7/05	2.1
2.5	Agreement and Plan of Merger, dated as of October 28, 2007, by and among Covad Communications Group, Inc., CCGI Holding Corporation and CCGI Merger Corporation.	8-K	001-32588	10/29/07	2.1
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-38688	7/17/00	3.2
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000	S-1/A	333-38688	7/17/00	3.5
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.	10-K	000-25271	3/29/02	3.3
3.4	Amended and Restated Bylaws, as currently in effect	8-K	001-32588	11/2/05	3.1

			Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

4.1	12% Senior Secured Convertible Note due 2011, dated as of March 29, 2006, entered into by Covad Communications Group, Inc. and Covad Communications Company for the benefit of EarthLink, Inc.	8-K	001-32588	4/4/06	99.1
4.2	Registration Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and EarthLink, Inc.	8-K	001-32588	4/4/06	99.3
4.3	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee.	10-Q	000-25271	5/17/04	4.1
4.4	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC.	10-Q	000-25271	5/17/04	4.2
4.5	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.	10-Q	000-25271	5/17/04	4.3
4.6	Stockholder Protection Rights Agreement dated February 15, 2000.	8-A	000-25271	2/22/00	4.1
4.7	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001	8-K	000-25271	12/14/01	4.1
4.8	Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and Mellon Investor Services	8-K	001-32588	4/4/06	99.5
4.9	Second Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 28, 2007, by and between Covad Communications Group, Inc. and Mellon Investor Services	8-K	001-32588	10/29/07	99.1
10.1	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors	S-1	333-63899	9/21/98	10.1
10.2	1998 Employee Stock Purchase Plan and related agreements	10-K	000-25271	3/29/02	10.2
10.3	1997 Stock Plan and related option agreement, as currently in effect	10-K	000-25271	3/29/02	10.3
10.4	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.	8-K	000-25271	11/14/01	10.1
10.5	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.	8-K	000-25271	9/5/02	99.1
10.6	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.	8-K	000-25271	1/7/03	99.1
10.7	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan, as amended and restated.	8-K	001-32588	12/13/07	10.1
10.8	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description	8-K	000-25271	10/6/04	10.1

			Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.9	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.	10-K	000-25271	2/27/04	10.41
10.10	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.	10-K	000-25271	2/27/04	10.42
10.11	First Amendment to Lease by and between Covad Communications Company and CarrAmerica Realty Operating Partnership, L.P. dated July 27, 2005.	8-K	001-32588	8/1/05	10.1
10.12	Transition Agreement between Covad Communications Group, Inc. and Andrew Lockwood	8-K	001-32588	12/15/05	10.2
10.13	Covad Communications 2006 Bonus Plan	8-K	001-32588	3/8/06	10.1
10.14	Purchase Agreement, dated as of March 15, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	3/17/06	99.1
10.15	Security Agreement, dated as of March 29, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.2
10.16	Agreement for XGDSL Services, dated as of March 29, 2006, by and between Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.4
10.17	Loan and Security Agreement, dated as of April 13, 2006, between Covad Communications Group, Inc., Covad Communications Company and Silicon Valley Bank	8-K	001-32588	4/18/06	10.1
10.18	Indemnification Agreement between Covad Communications Group, Inc. and Robert Neumeister	8-K	001-32588	4/26/06	10.1
10.19	Change in Control Agreement between Covad Communications Group, Inc. and Patrick Bennett	8-K	001-32588	8/1/06	10.1
10.20	Indemnification Agreement between Covad Communications Group, Inc. and Diana Leonard	8-K	001-32588	12/12/06	10.1
10.21	Covad Communications 2007 Executive Short Term Incentive Plan	8-K	001-32588	1/9/07	10.1
10.22	Indemnification Agreement between Covad Communications Group, Inc. and Justin Spencer	8-K	001-32588	4/17/07	10.1
10.23	Amendment No. 2 to Loan and Security Agreement	8-K	001-32588	4/26/07	10.1
10.24	Covad Communications Group, Inc. Form of Indemnification Agreement	10-Q	001-32588	11/2/07	10.1
10.25	Transition Agreement between Covad Communications Group, Inc. and James Kirkland	8-K	001-32588	9/11/07	10.1
10.26	Covad Communications Group, Inc. 2007 Equity Incentive Plan, as amended	8-K	001-32588	9/11/07	10.2
10.27	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Award Agreement	8-K	001-32588	6/12/07	10.2
10.28	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Restricted Stock Award and Restricted Share Agreement	8-K	001-32588	6/12/07	10.3
10.29	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Bonus Award	8-K	001-32588	6/12/07	10.4

				Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.30		Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Restricted Stock Unit Award and Award Agreement	8-K	001-32588	6/12/07	10.5
10.31		Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Appreciation Right Award and Award Agreement	8-K	001-32588	6/12/07	10.6
10.32		Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description	8-K	001-32588	9/11/07	10.3
10.33		Change of Control Agreement between Charles E. Hoffman and Covad Communications Group, Inc.	8-K	001-32588	9/11/07	10.4
10.34		Form of Change in Control Agreement	8-K	001-32588	9/11/07	10.5
10.35		Covad Communications 2008 Short-Term Incentive Plan	8-K	001-32588	12/26/07	10.1
21.1		Subsidiaries of the Registrant.					X
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1		Certification Pursuant to Rule 13a-14(a)					X
31.2		Certification Pursuant to Rule 13a-14(a)					X
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2008.

COVAD COMMUNICATIONS GROUP, INC.

By:	/s/ Justin Spencer
Justin Spencer
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2008.

Signature	Title

/s/ (Charles E. Hoffman) (Charles E. Hoffman)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ (Justin Spencer) (Justin Spencer)	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles McMinn (Charles McMinn)	Chairman of the Board of Directors

/s/ L. Dale Crandall (L. Dale Crandall)	Director

/s/ Diana Einterz Leonard (Diana Einterz Leonard)	Director

/s/ Robert M. Neumeister, Jr. (Robert M. Neumeister, Jr.)	Director

/s/ Larry Irving (Larry Irving)	Director

/s/ Daniel Lynch (Daniel Lynch)	Director

/s/ Richard A. Jalkut (Richard Jalkut)	Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

2.1	Plan: First Amended Plan of Reorganization, as Modified, of Covad Communications Group, Inc. dated November 26, 2001	8-K	000-25271	12/28/01	2.1
2.2	Order Pursuant to Section 1129 of the Bankruptcy Code Confirming the Debtor’s First Amended Chapter 11 Plan of Reorganization, as Modified	8-K	000-25271	12/28/01	99.12
2.3	Agreement and Plan of Merger, dated as of March 2, 2004, among Covad Communications Group, Inc., Covad Communications Investment Corp., GoBeam, Inc. and Eduardo Briceno, as Representative	8-K	000-25271	5/17/04	2.1
2.4	Agreement and Plan of Merger, dated as of October 4, 2005, among Covad Communications Group, Inc., Windtalker Acquisition Corp., NextWeb, Inc. and Ghia Griarte as Representative.	8-K	000-25271	10/7/05	2.1
2.5	Agreement and Plan of Merger, dated as of October 28, 2007, by and among Covad Communications Group, Inc., CCGI Holding Corporation and CCGI Merger Corporation.	8-K	001-32588	10/29/07	2.1
3.1	Amended and Restated Certificate of Incorporation	S-1/A	333-38688	7/17/00	3.2
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on July 14, 2000	S-1/A	333-38688	7/17/00	3.5
3.3	Certificate of Amendment of Certificate of Incorporation of the Registrant filed on December 20, 2001.	10-K	000-25271	3/29/02	3.3
3.4	Amended and Restated Bylaws, as currently in effect	8-K	001-32588	11/2/05	3.1
4.1	12% Senior Secured Convertible Note due 2011, dated as of March 29, 2006, entered into by Covad Communications Group, Inc. and Covad Communications Company for the benefit of EarthLink, Inc.	8-K	001-32588	4/4/06	99.1
4.2	Registration Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and EarthLink, Inc.	8-K	001-32588	4/4/06	99.3
4.3	Indenture, dated as of March 10, 2004 between the Registrant and The Bank of New York, as Trustee.	10-Q	000-25271	5/17/04	4.1
4.4	Resale Registration Rights Agreement, dated as of March 10, 2004 among the Registrant and Banc of America Securities LLC.	10-Q	000-25271	5/17/04	4.2
4.5	Form of Debenture for the Registrant’s 3% Convertible Senior Debentures due 2024.	10-Q	000-25271	5/17/04	4.3
4.6	Stockholder Protection Rights Agreement dated February 15, 2000.	8-A	000-25271	2/22/00	4.1
4.7	Amended and Restated Stockholder Protection Rights Agreement, dated as of November 1, 2001	8-K	000-25271	12/14/01	4.1
4.8	Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of March 29, 2006, by and between Covad Communications Group, Inc. and Mellon Investor Services	8-K	001-32588	4/4/06	99.5

			Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

4.9	Second Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of October 28, 2007, by and between Covad Communications Group, Inc. and Mellon Investor Services	8-K	001-32588	10/29/07	99.1
10.1	Form of Indemnification Agreement entered into between the Registrant and each of the Registrant’s executive officers and directors	S-1	333-63899	9/21/98	10.1
10.2	1998 Employee Stock Purchase Plan and related agreements	10-K	000-25271	3/29/02	10.2
10.3	1997 Stock Plan and related option agreement, as currently in effect	10-K	000-25271	3/29/02	10.3
10.4	Resale Agreement dated as of November 12, 2001 by and among SBC Communications Inc., Covad Communications Group, Inc., Covad Communications Company, DIECA Communications Company and Laser Link.net, Inc.	8-K	000-25271	11/14/01	10.1
10.5	Form of Warrant to Purchase Common Stock Issued by the Registrant on September 3, 2002 to America Online, Inc.	8-K	000-25271	9/5/02	99.1
10.6	Form of Warrant to Purchase Common Stock Issued by the Registrant on January 1, 2003 to AT&T Corp.	8-K	000-25271	1/7/03	99.1
10.7	Covad Communications Group, Inc., 2003 Employee Stock Purchase Plan, as amended and restated.	8-K	001-32588	12/13/07	10.1
10.8	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description	8-K	000-25271	10/6/04	10.1
10.9	Letter Agreement between Covad Communications and Charles Hoffman dated May 29, 2001.	10-K	000-25271	2/27/04	10.41
10.10	Lease Agreement for 110 Rio Robles, San Jose, California, between Covad Communications and CarrAmerica Realty Corporation dated August 6, 2003.	10-K	000-25271	2/27/04	10.42
10.11	First Amendment to Lease by and between Covad Communications Company and CarrAmerica Realty Operating Partnership, L.P. dated July 27, 2005.	8-K	001-32588	8/1/05	10.1
10.12	Transition Agreement between Covad Communications Group, Inc. and Andrew Lockwood	8-K	001-32588	12/15/05	10.2
10.13	Covad Communications 2006 Bonus Plan	8-K	001-32588	3/8/06	10.1
10.14	Purchase Agreement, dated as of March 15, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	3/17/06	99.1
10.15	Security Agreement, dated as of March 29, 2006, by and among Covad Communications Group, Inc., Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.2
10.16	Agreement for XGDSL Services, dated as of March 29, 2006, by and between Covad Communications Company and EarthLink, Inc.	8-K	001-32588	4/4/06	99.4
10.17	Loan and Security Agreement, dated as of April 13, 2006, between Covad Communications Group, Inc., Covad Communications Company and Silicon Valley Bank	8-K	001-32588	4/18/06	10.1

			Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.18	Indemnification Agreement between Covad Communications Group, Inc. and Robert Neumeister	8-K	001-32588	4/26/06	10.1
10.19	Change in Control Agreement between Covad Communications Group, Inc. and Patrick Bennett	8-K	001-32588	8/1/06	10.1
10.20	Indemnification Agreement between Covad Communications Group, Inc. and Diana Leonard	8-K	001-32588	12/12/06	10.1
10.21	Covad Communications 2007 Executive Short Term Incentive Plan	8-K	001-32588	1/9/07	10.1
10.22	Indemnification Agreement between Covad Communications Group, Inc. and Justin Spencer	8-K	001-32588	4/17/07	10.1
10.23	Amendment No. 2 to Loan and Security Agreement	8-K	001-32588	4/26/07	10.1
10.24	Covad Communications Group, Inc. Form of Indemnification Agreement	10-Q	001-32588	11/2/07	10.1
10.25	Transition Agreement between Covad Communications Group, Inc. and James Kirkland	8-K	001-32588	9/11/07	10.1
10.26	Covad Communications Group, Inc. 2007 Equity Incentive Plan, as amended	8-K	001-32588	9/11/07	10.2
10.27	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Option Grant and Stock Option Award Agreement	8-K	001-32588	6/12/07	10.2
10.28	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Restricted Stock Award and Restricted Share Agreement	8-K	001-32588	6/12/07	10.3
10.29	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Bonus Award	8-K	001-32588	6/12/07	10.4
10.30	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Restricted Stock Unit Award and Award Agreement	8-K	001-32588	6/12/07	10.5
10.31	Covad Communications Group, Inc 2007 Equity Incentive Plan-Form of Notice of Stock Appreciation Right Award and Award Agreement	8-K	001-32588	6/12/07	10.6
10.32	Covad Communications Group, Inc. Executive Severance Plan and Summary Plan Description	8-K	001-32588	9/11/07	10.3
10.33	Change of Control Agreement between Charles E. Hoffman and Covad Communications Group, Inc.	8-K	001-32588	9/11/07	10.4
10.34	Form of Change in Control Agreement	8-K	001-32588	9/11/07	10.5
10.35	Covad Communications 2008 Short-Term Incentive Plan	8-K	001-32588	12/26/07	10.1
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification Pursuant to Rule 13a-14(a)					X
31.2	Certification Pursuant to Rule 13a-14(a)					X

Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications accompany the Registrant’s Annual Report on Form 10-K and are not deemed filed with the SEC.